Form 10-Q
period 2007-12-31
K12 INC
filed 2008-02-14
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number: 001-33883

K12 Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (IRS Employer Identification No.)
2300 Corporate Park Drive Herndon, VA (Address of principal executive offices)	20171 (Zip Code)

(703) 483-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 31, 2008.

Common Stock, $0.0001 par value — 27,394,205 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended December 31, 2007

Index

		Page
		Number

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T.	Controls and Procedures	25

Part II.	Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		42
EXHIBIT	3.1
EXHIBIT	3.2
EXHIBIT	31.1
EXHIBIT	31.2
EXHIBIT	32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2007	2007

ASSETS
Current assets
Cash and cash equivalents	$68,723	$1,660
Accounts receivable, net of allowance of $733 and $589 at December 31, 2007 and June 30, 2007, respectively	45,982	15,455
Inventories, net	8,643	13,804
Current portion of deferred tax asset	3,919	—
Prepaid expenses and other current assets	1,656	1,245

Total current assets	128,923	32,164
Property and equipment, net	24,597	17,234
Capitalized curriculum development costs, net	17,334	9,671
Deferred tax asset, net of current portion	760	—
Goodwill	2,551	—
Other assets, net	1,737	1,182
Intangible assets	439	250
Deposits and other assets	424	711

Total assets	$176,765	$61,212

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft.	$—	$1,577
Line of credit	—	1,500
Accounts payable	7,574	6,928
Accrued liabilities	6,591	1,819
Accrued compensation and benefits	5,478	6,200
Deferred revenue	12,350	2,620
Current portion of capital lease obligations	5,905	2,780
Current portion of notes payable	198	192

Total current liabilities	38,096	23,616
Deferred rent, net of current portion	1,690	1,684
Capital lease obligations, net of current portion	8,072	3,974
Notes payable, net of current portion	94	189

Total liabilities	47,952	29,463

Commitments and contingencies
Redeemable convertible preferred stock
Redeemable Convertible Series C Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at December 31, 2007; 10,784,313 shares authorized and 9,776,756 shares issued and outstanding at June 30, 2007; liquidation value of $133,629 at June 30, 2007	—	91,122

Redeemable Convertible Series B Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at December 31, 2007; 14,901,960 shares authorized and 10,102,899 shares issued and outstanding at June 30, 2007; liquidation value of $138,087 at June 30, 2007	—	138,434

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2007	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 27,391,929 and 2,041,604 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	3	1
Additional paid-in capital	321,709	—
Accumulated deficit	(192,899)	(197,808)

Total stockholders’ equity (deficit)	128,813	(197,807)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$176,765	$61,212

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Revenues	$54,391	$32,356	$113,744	$70,099

Cost and expenses
Instructional costs and services	31,980	18,022	66,758	37,199
Selling, administrative, and other operating expenses	16,609	11,030	32,649	22,415
Product development expenses	2,460	1,566	4,987	3,772

Total costs and expenses	51,049	30,618	104,394	63,386

Income from operations	3,342	1,738	9,350	6,713
Interest expense, net	(389)	(263)	(693)	(357)

Net income before income tax expense	2,953	1,475	8,657	6,356
Income tax benefit (expense)	(1,565)	(30)	5,553	(176)

Net income	1,388	1,445	14,210	6,180
Dividends on preferred stock	(1,395)	(1,518)	(3,066)	(3,037)
Preferred stock accretion	(5,633)	(5,367)	(12,193)	(10,734)

Net loss attributable to common stockholders	$(5,640)	$(5,440)	$(1,049)	$(7,591)

Net loss attributable to common stockholders per share:
Basic	$(0.98)	$(2.72)	$(0.27)	$(3.80)

Diluted	$(0.98)	$(2.72)	$(0.27)	$(3.80)

Weighted average shares used in computing per share amounts (see note 4):
Basic	5,777,767	1,999,106	3,910,676	1,998,979

Diluted	5,777,767	1,999,106	3,910,676	1,998,979

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable		Redeemable		Stockholders’ Equity (Deficit)
	Convertible Series C		Convertible Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(dollars in thousands)

Balance, June 30, 2007	9,776,756	$91,122	10,102,899	$138,434	2,041,604	$1	$—	$(197,808)	$(197,807)
Accretion of preferred stock	—	2,778	—	3,782	—	—	(325)	(6,235)	(6,560)
Series C 10% stock dividend	—	1,671	—	—	—	—	—	(1,671)	(1,671)
Record stock compensation expense	—	—	—	—	—	—	300	—	300
Employee exercised options	—	—	—	—	3,613	—	25	—	25
Net income	—	—	—	—	—	—	—	12,822	12,822

Balance, September 30, 2007	9,776,576	95,571	10,102,899	142,216	2,045,217	1	—	(192,892)	(192,891)
Issuance of common stock related to acquisition of Power-Glide	—	—	—	—	176,465	—	2,520	—	2,520
Accretion of preferred stock	—	2,386	—	3,247	—	—	(5,633)	—	(5,633)
Conversion of preferred stock to common stock upon initial public offering	(9,776,756)	(97,957)	(10,102,899)	(145,463)	19,879,675	2	238,406	—	238,408
Reverse accrued Series C stock dividend	—	—	—	—	—	—	—	5,011	5,011
Issuance of common stock — private placement	—	—	—	—	833,333	—	15,000	—	15,000
Initial public offering, net of underwriters commission and expenses	—	—	—	—	4,450,000	—	71,010	—	71,010
Payment of Series C cash dividend	—	—	—	—	—	—	—	(6,406)	(6,406)
Record stock compensation expense	—	—	—	—	—	—	357	—	357
Employee exercised options	—	—	—	—	7,239	—	49	—	49
Net income	—	—	—	—	—	—	—	1,388	1,388

Balance, December 31, 2007	—	$—	—	$—	27,391,929	$3	$321,709	$(192,899)	$128,813

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$14,210	$6,180
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,180	2,533
Stock based compensation expense	657	88
Deferred income taxes	(5,615)	—
Provision for (reduction of) doubtful accounts	141	(955)
Provision for inventory obsolescence	31	304
Provision for (reduction of) student computer shrinkage and obsolescence	149	(90)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(29,948)	(14,518)
Inventories	5,131	4,219
Prepaid expenses and other current assets	(411)	(180)
Other assets	77	(255)
Deposits and other assets	(146)	400
Accounts payable	560	1,014
Accrued liabilities	1,158	690
Accrued compensation and benefits	(743)	(1,589)
Deferred revenue	8,963	9,141
Deferred rent	(188)	8

Net cash (used in) provided by operating activities	(794)	6,990

Cash flows from investing activities
Purchase of property and equipment	(3,167)	(2,967)
Purchase of domain name	(250)	—
Cash paid in the acquisition of Power-Glide	(119)	—
Capitalized curriculum development costs	(3,914)	(4,677)

Net cash used in investing activities	(7,450)	(7,644)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	74,493	—
Cash received from issuance of common stock — Regulation S transaction	15,000	—
Deferred initial public offering costs	(2,755)	—
Net borrowings from revolving credit facility	(1,500)	—
Proceeds (payments on) from notes payable — related party	—	(4,025)
Repayments for capital lease obligations	(1,934)	(259)
Payments on notes payable	(88)	—
Proceeds from exercise of stock options	74	—
Payment of cash dividend	(6,406)	—
Repayment of bank overdraft.	(1,577)	—

Net cash provided by (used in) financing activities	75,307	(4,284)

Net change in cash and cash equivalents	67,063	(4,938)

Cash and cash equivalents, beginning of period	1,660	9,475

Cash and cash equivalents, end of period	$68,723	$4,537

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. The Company provides complete management and technology services to virtual public schools. Through these schools, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers. As of December 31, 2007, the Company served schools in 17 states and the District of Columbia, providing curriculum for grades kindergarten through twelfth.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2007 and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2007 and 2006 are unaudited. The condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended December 31, 2007 is unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2007, the results of operations and cash flows for the three and six months ended December 31, 2007 and 2006 and the redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended December 31, 2007. The results of the three and six month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ended June 30, 2008 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the Prospectus that forms a part of the Company’s Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894), which contains the Company’s audited financial statements for the fiscal year ended June 30, 2007.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the December 31, 2007 presentation.

3.	Summary of Significant Accounting Policies

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as web content and accessed via the Internet, The Company also creates textbooks and other offline materials.

We capitalize curriculum development costs incurred during the application development stage in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, payroll-related costs, and interest costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. Included in capitalized curriculum development are licenses of curriculum which we purchase from third parties. In November 2007, we purchased a perpetual license of curriculum media in the amount of $3 million of which $0.5 million was paid in cash and $2.5 million is included in accrued liabilities on the condensed consolidated balance sheet. The balance due under the agreement is expected to be paid within the next twelve months as certain milestones within the agreement are met. The agreement includes a provision for future royalty payments. The curriculum will be included as part of our high school offering and will be amortized over five years.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined by management utilizing various valuation methodologies.

Intangible assets subject to amortization include trade names, domain names, and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are considered to be two years.

Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

4.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and warrants. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when they are antidilutive.

The following schedule presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Net loss available to common shareholders — basic and diluted	$(5,640)	$(5,440)	$(1,049)	$(7,591)
Weighted average common shares outstanding — basic	5,777,767	1,999,106	3,910,676	1,998,979
Weighted average common shares outstanding — diluted	5,777,767	1,999,106	3,910,676	1,998,979
Loss per common share:
Basic	$(0.98)	$(2.72)	$(0.27)	$(3.80)
Diluted	$(0.98)	$(2.72)	$(0.27)	$(3.80)

The basic and diluted weighted average common shares outstanding for the three and six months ended December 31, 2007 reflect the weighted average effect of the conversion of preferred stock to common stock upon the closing of the initial public offering on December 18, 2007. As a result of the conversion of preferred stock, the issuance of common stock in connection with the Regulation S transaction and the initial public offering the number of shares of common stock outstanding at December 31, 2007 is 27,391,929.

5.	Business Combinations

On October 1, 2007, the Company acquired all of the stock of Power-Glide Knowledge Courses, Inc. (“Power-Glide”), a Utah corporation, for $3.9 million, which included approximately $0.1 million in acquisition costs. In addition, the former shareholders of Power-Glide have the right to receive an additional 19,602 of the Company’s common shares subject to obtaining certain milestones as defined in the acquisition agreement. The Company believes the addition of Power-Glide will provide cost saving benefits associated with K12’s foreign language curriculum and assist the Company in expanding the content of their academic offerings. The results of Power-Glide’s operations have been included in the condensed consolidated financial statements since October 1, 2007.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The purchase price consists of the following (in thousands):

Issuance of the Company’s common shares	$2,520
Assumption of operating liabilities	1,271
Transaction costs	119

$3,910

This transaction was accounted for as a business combination in accordance with the provisions of SFAS No. 141, Business Combinations.

The estimated determination of the purchase price allocation was based on the fair values of the acquired assets and liabilities assumed including acquired intangible assets. The estimated determination was made by management utilizing various valuation methodologies including an income-based approach and relief of royalty.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$(190)
Property and equipment	33
Capitalized curriculum development costs — existing and in-process developed technology assets (estimated useful life of 5 years)	2,263
Intangible assets:
Marketing related for trade name (estimated useful life of 2 years)	$50
Contract related for non-compete agreements (estimated useful life of 2 years)	139

Total intangible assets	189

Deferred tax liabilities	(936)
Goodwill	2,551

Net assets acquired	$3,910

6.	Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective July 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

7.	Stock Option Plan

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the prospective transition method which requires the Company to apply the provisions of SFAS No. 123R only to awards granted, modified, repurchased or cancelled after July 1, 2006. Equity-based compensation expense for all equity-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

The Company uses the Black-Scholes-Merton method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to July 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on historical closing stock prices. The dividend yield is zero as the Company has no present intention to pay cash dividends.

SFAS 123R requires management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

The Company has granted stock options under the Stock Option Plan (“Plan”) adopted in May 2000. The Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. These options totaled 1,441,168 as of December 31, 2007.

Stock option activity including stand-alone agreements during the six months ended December 31, 2007 was as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, June 30, 2007	3,622,850	$9.21
Granted	1,262,236	13.66
Exercised	(10,852)	7.09
Canceled	(54,484)	8.36

Outstanding, December 31, 2007	4,819,750	$10.38

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during the six months ended December 31, 2007 was $0.1 million.

The following table summarizes the option grant activity for the six months ended December 31, 2007.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2007	1,260,398	$13.66	$9.28	$0.00
August 2007	1,838	$13.66	$11.78	$0.00

A summary of the Company’s unvested stock options, including those related to stand-alone agreements, as of June 30, 2007 and changes during the six months ended December 31, 2007 are presented below:

		Weighted
		Average
	Unvested	Grant Date
	Options	Fair Value

Unvested options outstanding, June 30, 2007	1,517,375	$5.02
Granted	1,262,236	9.28
Vested	(173,603)	6.44
Exercised	(10,852)	7.09
Canceled	(54,484)	8.36

Unvested options outstanding, December 31, 2007	2,540,672	$7.01

As of December 31, 2007, there was $3.6 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plan adopted in May 2000. The cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended December 31, 2007 was $1.1 million. During the six months ended December 31, 2007, the Company recognized $0.7 million of stock based compensation.

On July 3, 2007, the Board of Directors (Board) approved the grant of 642,754 stock options with an exercise price of $13.66 per share, subject to the amendment of the Stock Option Plan. On July 12, 2007, the Board authorized the Company to seek shareholder approval to amend the Stock Option Plan by increasing the number of shares reserved for issuance from approximately 2.549 million to 3.922 million. The Board also approved the grant of 617,644 options to certain officers of the Company with an exercise price of $13.66 per share subject to amendment of the Plan. On August 15, 2007, the Board approved the grant of 1,838 stock options with an exercise of $13.66 per share, subject to the amendment of the Stock Option Plan. On November 5, 2007, the shareholders approved the amendment to the Stock Option Plan to increase the number of shares reserved for issuance.

The stock option agreements for outstanding stock options generally provide for accelerated and full vesting of unvested stock options upon certain corporate events. Those events include a sale of all or substantially all of the Company’s assets, a merger or consolidation which results in the Company’s stockholders immediately prior to the transaction owning less than 50% of the Company’s voting stock immediately after the transaction, and a sale of the Company’s outstanding securities (other than in connection with an initial public offering) which results in the Company’s stockholders immediately prior to the transaction owning less than 50% of the Company’s voting stock immediately after the transaction.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding, including those related to stand-alone agreements, as of December 31, 2007:

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$1.02 – $9.18	3,266,551	4.7 years	$7.31	2,277,609	$7.09

$13.66	1,259,082	7.5 years	$13.66	1,469	$13.66

$30.60	294,117	5.0 years	$30.60	—	—

On December 10, 2007, K12 Inc. (the “Company”) received majority stockholder consent, pursuant to Section 228(a) of the Delaware General Corporation Law (the “DGCL”), approving the Company’s 2007 Equity Incentive Award Plan and its 2007 Employee Stock Purchase Plan (which are more fully described in the Company’s registration statement on Form S-1, Registration Number 333-144894). All stockholders were notified of the approval of these plans, pursuant to Section 228(e) of the DGCL, on December 20, 2007. The 2007 Equity Incentive Award Plan and the 2007 Employee Stock Purchase Plan were adopted by the Company’s Board of Directors on October 30, 2007. There were no stock options granted under the 2007 Equity Incentive Award Plan for the quarter ended December 31, 2007.

8.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are subject to lawsuits and other legal proceedings from time to time, including, but not limited to, employment and contractual disputes. There are currently two significant pending lawsuits in which we are involved; Johnson v. Burmaster and Illinois v. Chicago Virtual Charter School that, in each case, have been brought by teachers’ unions seeking the closure of the virtual public schools we serve in Wisconsin and Illinois, respectively.

As described more fully below, we intend to appeal a recent ruling against us by the Court of Appeals in Johnson v. Burmaster, and we won a preliminary motion in Illinois v. Chicago Virtual Charter School. Nevertheless, it is not possible to predict the final outcome of these matters with any degree of certainty. Even so, we do not believe at this time that a loss in either case would have a material adverse impact on our future results of operations, financial position or cash flows. Depending on the legal theory advanced by the plaintiffs, however, there is a risk that a loss in these cases could have a negative precedential effect if like claims were to be advanced and succeed under similar laws in other states where we operate. The cumulative effect under those circumstances could be material.

Johnson v. Burmaster

In 2003, the Northern Ozaukee School District (NOSD) in the State of Wisconsin established a virtual public school, the Wisconsin Virtual Academy (WIVA), and entered into a service agreement with us for online curriculum and school management services. On January 6, 2004, Stan Johnson, et al., and the Wisconsin Education Association Council (WEAC) filed suit in the Circuit Court of Ozaukee County against the Superintendent of the Department of Public Instruction (DPI), Elizabeth Burmaster, the NOSD and

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

K12 Inc. The plaintiffs alleged that the NOSD violated the state charter school, open enrollment and teacher-licensure statutes when it authorized WIVA. The Circuit Court disagreed and held on summary judgment that WIVA operated lawfully in all respects.

On December 5, 2007, the Wisconsin Court of Appeals reversed the Circuit Court decision and held that WIVA is not in compliance with the charter school open enrollment and teacher licensure statutes; granted summary judgment to WEAC and DPI; and ordered the Circuit Court to enter a declaratory ruling that NOSD and K12 are in violation of the applicable statutes and to enjoin the DPI from making pupil transfer payments based on students enrolled in WIVA. Specifically, the court found that (i) at least part of WIVA was not within the physical boundaries of its chartering school district because a majority of the students and teachers are not located there, and that such a separation violates the charter school law, (ii) WIVA’s non-resident pupils attend school outside the district (based on its prior conclusion that WIVA is partially located outside the district), and therefore that WIVA does not qualify for open-enrollment funding, and (iii) although WIVA utilizes certified teachers, the activities of WIVA parents (including working one-on-one with a pupil, presenting the lesson, answering questions and assessing progress) also fall within the applicable definition of “teaching” under the Wisconsin Administrative Code, and therefore that WIVA violated Wisconsin’s teacher licensure requirements.

Under Wisconsin law, the order of the Court of Appeals was automatically stayed for 30 days to provide us an opportunity to appeal the decision to the Wisconsin Supreme Court. On January 4, 2008, the Company filed a Petition for Review with the Wisconsin Supreme Court, which in its discretion may decide whether or not to hear our appeal. Upon the filing of our Petition for Review, the order of the Court of Appeals then remains without effect until the Wisconsin Supreme Court either determines not to hear our appeal or issues a ruling in the case.

While our appeal remains pending before the Wisconsin Supreme Court, WIVA will continue to operate and we will continue to provide our curriculum and school management services to WIVA. We estimate that revenue from WIVA for fiscal year 2008 will be approximately $5.0 million, of which $2.9 million was recognized in the six months ended December 31, 2007. We believe we will be entitled to full payment from WIVA for the curriculum and school management services we provide in fiscal 2008. However, if we determine that it is probable that DPI will cease making open enrollment payments to WIVA for students enrolled in WIVA, we will be required to establish a reserve in fiscal year 2008 of up to $5.0 million, though we would still seek to collect payment in full for curriculum and services provided to WIVA in fiscal 2008. If we ultimately do not prevail in this case, we will not be able to continue to manage WIVA or any other statewide virtual public school in Wisconsin unless the state legislature adopts legislation to allow us to do so. While such corrective legislation has been recently introduced (AB 697/SB 396), there can be no certainty that it will be enacted into law. In fiscal year 2007 and for the six months ended December 31, 2007, average enrollments in WIVA were 677 and 831, respectively, and we derived 3.0% and 2.6%, respectively, of our revenues from WIVA.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union (CTU) filed a citizen taxpayers lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

the case and on June 15, 2007, the plaintiffs filed a second amended complaint which the court dismissed on October 30, 2007 with leave to re-plead. On January 22, 2008, CVCS and the State defendants filed a Joint Motion to dismiss the plaintiff’s Third Amended Citizen’s Complaint. The Company continues to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2007 and the six months ended December 31, 2007, average enrollments in CVCS were 225 and 421, respectively, and we derived 1.1% and 1.3%, respectively, of our revenues from CVCS.

The Company expenses legal costs as incurred in connection with a loss contingency.

9.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2007	2006

Cash paid for interest	$697	$1,026

Cash paid for taxes	$151	$68

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$9,157	$4,952

Business Combination:

— Net working capital	$(190)	$—

— Property and equipment	$33	$—

— Capitalized curriculum development costs	$2,263	$—

— Intangible assets	$189	$—

— Deferred tax liabilities	$(936)	$—

— Goodwill	$2,551	$—

— Assumed liabilities	$1,271	$—

— Issuance of the Company’s common stock	$2,520	$—

Conversion of preferred stock to common stock upon initial public offering	$238,408	$—

Purchase of perpetual license agreement/accrued liabilities	$2,500	$—

10.	Equity Transactions

Reverse Stock Split

On October 30, 2007, the Board approved a 1-for-5.1 reverse split of the Company’s common stock. On October 31, 2007, the reverse split was further approved by a majority of the shareholders. The stock split was

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

effective on November 2, 2007. In conjunction with these actions, the number of authorized shares of common stock was adjusted to 33,362,500. All share and per share amounts related to common stock, options and common stock warrants included in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Amended and Restated Certificate of Incorporation

On October 30, 2007, the Board approved an amendment and restatement of the Company’s Second Amended and Restated Certificate of Incorporation, which was adopted by the majority of the shareholders of the Company on October 31, 2007 (the “Third Amended and Restated Certificate of Incorporation” or “Certificate”). The Certificate authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The Certificate became effective on December 18, 2007, upon its filing with the Secretary of State of the State of Delaware. This Certificate superseded the Company’s previous Certificate of Incorporation. The Redeemable Convertible Series B and Series C Preferred Stock are no longer authorized effective December 18, 2007.

Series C Dividend

On November 5, 2007, the Company’s Board unanimously declared a cash dividend to the holders of Redeemable Convertible Series C Preferred stock effective immediately prior to and contingent upon the closing of an Initial Public Offering (the “IPO”) and payable from the proceeds of the offering.

Concurrently with the closing of the IPO, the holders of Redeemable Convertible Series C Preferred stock were paid a cash dividend of $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual ten percent cumulative dividend that would have normally accrued on January 2, 2008 under the provisions of the preferred stock agreement.

Prior to declaration of the cash dividend, the Company accrued $5.0 million toward the annual cumulative dividend which was reversed in the recording of the cash dividend.

On November 16, 2007, PNC Bank consented to waive the restriction of dividends in its credit agreement with the Company for the purposes of this dividend. The PNC agreement amended certain other covenants.

Private Placement of Shares

On November 6, 2007, the Company entered into an agreement to sell to a non-U.S. person in a transaction outside the United States in reliance upon Regulation S under the Securities Act of 1933, as amended (Securities Act), concurrently with and contingent upon the closing of the IPO and at the IPO price, $15,000,000 worth of shares of the Company’s common stock. On December 18, 2007, the Company closed on its initial public offering and issued 833,333 shares to this investor at the offering price of $18.00 per share.

Initial Public Offering

In December 2007, the Company completed the IPO of its common stock in which it sold and issued 4,450,000 shares of its common stock, at an issue price of $18.00 per share. The Company raised a total of $80.1 million in gross proceeds from the IPO, or approximately $71.0 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $3.5 million. Upon the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 19,879,675 shares of common stock.

11.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of this statement on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of statement 157, Fair Value Measurements, are adopted concurrently with SFAS 159. The Company does not believe that it will adopt the provisions of this statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” of this quarterly report. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894).

Overview

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $100 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. As with any public school, these schools must meet state educational standards, administer proctored exams and are subject to fiscal oversight. The fundamental difference is that students attend virtual public schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, and face-to-face. Virtual public schools provide families with a publicly funded alternative to a traditional classroom-based education when relocating or private schooling is not an option, making them the “most public” of schools.

We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions, under long-term contracts. As of December 31, 2007, substantially all of our enrollments were served through 25 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services, located in 17 states and the District of Columbia. For the six months ended December 31, 2007, approximately 82% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 76% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

In October 2007, the Company acquired all of the stock of Power-Glide, a provider of on-line language courseware, for $3.9 million in shares of common stock and the assumption of debt. The details of this transaction are provided in the condensed consolidated financials.

On October 30, 2007, the Board approved a 1-for-5.1 reverse split of the Company’s common stock. On October 31, 2007, the reverse split was further approved by a majority of the shareholders. The stock split was effective on November 2, 2007. In conjunction with these actions, the number of authorized shares of common stock was adjusted to 33,362,500. All share and per share amounts related to common stock, options and common stock warrants included in the condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

In December 2007, the Company completed an initial public offering (IPO) of our common stock in which we sold and issued 4,450,000 shares of our common stock, at an issue price of $18.00 per share. We raised a total of $80.1 million in gross proceeds from the IPO, or approximately $71.0 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $3.5 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 19,879,675 shares of common stock.

Concurrently with the closing of the IPO and at the initial public offering price, we sold 833,333 shares of common stock at the initial public offering price of $18.00 per share for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act.

Also concurrently with the closing of the IPO, the holders of Redeemable Convertible Series C Preferred stock were paid a cash dividend of approximately $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual cumulative dividend that would have normally accrued on January 2, 2008 under the provisions of the Series C Preferred stock agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Critical accounting policies are disclosed in our 2007 audited financial statements, which are included in the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894). Other than described in the condensed consolidated financials, there have been no significant changes in our critical accounting policies from those disclosed in the Prospectus.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Total Enrollments	40,675	26,898	40,380	26,775

Managed Enrollments as percentage of total	81.5%	75.8%	81.3%	75.8%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Revenues	$54,391	$32,356	$113,744	$70,099

Cost and expenses
Instructional costs and services	31,980	18,022	66,758	37,199
Selling, administrative, and other operating expenses	16,609	11,030	32,649	22,415
Product development expenses	2,460	1,566	4,987	3,772

Total costs and expenses	51,049	30,618	104,394	63,386

Income from operations	3,342	1,738	9,350	6,713
Interest expense, net	(389)	(263)	(693)	(357)

Income before income taxes	2,953	1,475	8,657	6,356
Income tax benefit (expense)	(1,565)	(30)	5,553	(176)

Net income	$1,388	$1,445	$14,210	$6,180

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	58.8	55.7	58.7	53.1
Selling, administrative, and other operating expenses	30.5	34.1	28.7	32.0
Product development expenses	4.5	4.8	4.4	5.4

Total costs and expenses	93.8	94.6	91.8	90.5

Income from operations	6.2	5.4	8.2	9.5
Interest expense, net	(0.7)	(0.8)	(0.6)	(0.5)

Income before income taxes	5.5	4.6	7.6	9.0
Income tax benefit (expense)	(2.9)	(0.1)	4.9	(0.3)

Net income	2.6%	4.5%	12.5%	8.7%

Comparison of the Three Months Ended December 31, 2007 and Three Months Ended December 31, 2006

Revenues. Our revenues for the three months ended December 31, 2007 were $54.4 million, representing an increase of $22.0 million, or 67.9%, as compared to revenues of $32.4 million for the three months ended December 31, 2006. Average enrollments increased 51.2% to 40,675 for the three months ended December 31, 2007 from 26,898 for the three months ended December 31, 2006. The increase in average enrollments was primarily attributable to 39.6% enrollment growth in existing states. New school openings contributed approximately 11.7% to enrollment growth. For both new and existing states, high school enrollments contributed approximately 11.3% to overall enrollment growth. High school enrollments comprise approximately 13.5% of our total average enrollment. Also contributing to the growth in revenues was an 11.2% increase in average revenues per enrollment. This increase was primarily attributable to an increase in the percentage of enrollments associated with managed schools, which generate higher revenues per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 82% for the three months ended December 31, 2007 from 76% for the three months ended December 31, 2006.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the three months ended December 31, 2007 were $32.0 million, representing an increase of $14.0 million, or 77.8% as compared to instructional costs and services of $18.0 million for the three months ended December 31, 2006. This increase was primarily attributable to additional costs incurred to support our enrollment growth including an $11.3 million increase in expenses to operate and manage virtual public schools and a $2.6 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 58.8% for the three months ended December 31, 2007, as compared to 55.7% for the three months ended December 31, 2006. The increase in instructional costs and service expenses as a percentage of revenues is primarily due to an increase in enrollments associated with managed schools, which have higher costs as a percentage of revenue than non-managed school enrollments and also to the rapid growth in high school enrollments relative to total enrollments. The high school instructional model has not yet attained scale and the costs of teacher and administrative support on a per student basis are higher than those of K-8 students.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for three months ended December 31, 2007 were $16.6 million, representing an increase of $5.6 million, or 50.9%, as compared to selling, administrative and other operating expenses of $11.0 million for the three months ended December 31, 2006. This increase is primarily attributable to a $3.0 million increase in personnel costs primarily due to increased headcount and higher average salaries due to annual salary increases in fiscal year 2008 and a $1.7 million increase in professional services. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 30.5% for the three months ended December 31, 2007 compared to 34.1% for the three months ended December 31, 2006 as we were able to leverage these resources over a larger revenue base.

Product Development Expenses. Product development expenses for the three months ended December 31, 2007 were $2.5 million, representing an increase of $0.9 million, or 56.3%, as compared to product development expenses of $1.6 million for the three months ended December 31, 2006. As a percentage of revenues, product development expenses declined to 4.5% for the three months ended December 31, 2007 from 4.8% for the three months ended December 31, 2006 as we were able to leverage these costs over an increasing number of enrollments.

Income from Operations. Income from operations for the three months ended December 31, 2007 was $3.3 million, representing an increase of $1.6 million, or 94.1%, as compared to income from operations of $1.7 million for the three months ended December 31, 2006. Income from operations as a percentage of revenues increased to 6.2% for the three months ended December 31, 2007, as compared to 5.4% for the three months ended December 31, 2006, as a result of the factors discussed above.

Net Interest Expense. Net interest expense for the three months ended December 31, 2007 was $0.4 million, an increase of $0.1 million, from $0.3 million for the three months ended December 31, 2006. The increase in net interest expense is primarily due to interest charges on increased capital lease obligations and borrowings on our line of credit.

Income Taxes. Income tax expense for the three months ended December 31, 2007 was $1.6 million, 53.3% of income before income taxes. The tax rate for the three months ended December 31, 2007 reflects permanent differences between taxable income and book income for the period as well as an adjustment to bring the year-to-date tax provision to the annual estimated level of 47%. Effectively, minimal tax expense was recorded for the three months ended December 31, 2006, as we were able to utilize net operating loss carry-forwards that were fully reserved for in prior periods.

Net Income. Net income for the three months ended December 31, 2007 was $1.4 million, relatively stable as compared to net income of $1.4 million for the three months ended December 31, 2006. Net income as a percentage of revenues decreased to 2.6% for the three months ended December 31, 2007, as compared to 4.5% for the three months ended December 31, 2006, as a result of the factors discussed above.

Comparison of the Six Months Ended December 31, 2007 and Six Months Ended December 31, 2006

Revenues. Our revenues for the six months ended December 31, 2007 were $113.7 million, representing an increase of $43.6 million, or 62.2%, as compared to revenues of $70.1 million for the six months ended December 31, 2006. Average enrollments increased 50.8% to 40,380 for the six months ended December 31, 2007 from 26,775 for the six months ended December 31, 2006. The increase in average enrollments was primarily attributable to 39.7% enrollment growth in existing states. New school openings contributed approximately 11.1% to enrollment growth. For both new and existing states, high school enrollments contributed approximately 11.4% to overall enrollment growth. High school enrollments comprise approximately 13.7% of our total average enrollment. Also contributing to the growth in revenues was a 7.6% increase in average revenues per enrollment. This increase was primarily attributable to an increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 81% for the six months ended December 31, 2007 from 76% for the six months ended December 31, 2006.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the six months ended December 31, 2007 were $66.8 million, representing an increase of $29.6 million, or 79.6% as compared to instructional costs and services of $37.2 million for the six months ended December 31, 2006. This increase was primarily attributable to additional costs incurred to support our enrollment growth including a $19.5 million increase in expenses to operate and manage virtual public schools and a $9.1 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 58.7% for the six months ended December 31, 2007, as compared to 53.1% for the six months ended December 31, 2006. The increase in instructional costs and service expenses as a percentage of revenues is primarily due to higher costs to procure and supply materials due to greater than anticipated enrollments, higher per student costs for high school because our instructional model has not yet attained scale, and an increase in enrollments associated with managed schools, which have higher costs as a percentage of revenue than non-managed school enrollments.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for six months ended December 31, 2007 were $32.6 million, representing an increase of $10.2 million, or 45.5%, as compared to selling, administrative and other operating expenses of $22.4 million for the six months ended December 31, 2006. This increase is primarily attributable to a $5.2 million increase in personnel costs primarily due to increased headcount and higher average salaries due to annual salary increases in fiscal year 2008 and a $3.3 million increase in professional services. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 28.7% for the six months ended December 31, 2007 compared to 32.0% for the six months ended December 31, 2006 as we were able to leverage theses resources over a larger revenue base.

Product Development Expenses. Product development expenses for the six months ended December 31, 2007 were $5.0 million, representing an increase of $1.2 million, or 31.6%, as compared to product development expenses of $3.8 million for the six months ended December 31, 2006. As a percentage of revenues, product development expenses declined to 4.4% for the six months ended December 31, 2007 from 5.4% for the six months ended December 31, 2006 as we were able to leverage these cost over an increasing number of enrollments.

Income from Operations. Income from operations for the six months ended December 31, 2007 was $9.4 million, representing an increase of $2.7 million, or 40.3%, as compared to income from operations of

$6.7 million for the six months ended December 31, 2006. Income from operations as a percentage of revenues decreased to 8.2% for the six months ended December 31, 2007, as compared to 9.5% for the six months ended December 31, 2006, as a result of the factors discussed above.

Net Interest Expense. Net interest expense for the six months ended December 31, 2007 was $0.7 million, an increase of $0.3 million, from $0.4 million for the six months ended December 31, 2006. The increase in net interest expense is primarily due to interest charges on increased capital lease obligations and borrowings on our line of credit.

Income Taxes. Income tax benefit for the six months ended December 31, 2007 was $5.6 million. Our provision for income taxes for the six months ended December 31, 2007 was $4.1 million, 47.1% of income before income taxes. Our estimated tax rate for the 2008 fiscal year is approximately 47%. This is higher than statutory rates due to permanent differences between taxable income and book income. The tax provision was offset by a $9.7 million tax benefit we recognized as we were able to utilize a portion of our net deferred tax assets that were fully reserved for in prior periods. On a full year basis for fiscal year 2008, the Company believes that it has sufficient net operating losses to offset all recorded income for the year. Income tax expense was $0.2 million for the six months ended December 31, 2006, primarily attributable to state tax liabilities and the use of net operating loss carry-forwards that were fully reserved for in prior periods.

Net Income. Net income for the six months ended December 31, 2007 was $14.2 million, representing an increase of $8.0 million, or 129.0%, as compared to net income of $6.2 million for the six months ended December 31, 2006. Net income as a percentage of revenues increased to 12.5% for the six months ended December 31, 2007, as compared to 8.7% for the six months ended December 31, 2006, as a result of the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2007 and June 30, 2007, we had cash and cash equivalents of $68.7 million and $1.7 million, respectively. We financed our operating activities and capital expenditures during the three and six months ended December 31, 2007 through cash provided by operating activities, capital lease financing, short-term debt and the net proceeds from the completion of our initial public offering and private placement transaction.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. Capital expenditures are expected to increase in the next several years as we invest in additional courses, new releases of existing courses and purchase computers to support increases in virtual school enrollments. We expect our capital expenditures in the next 12 months will be approximately $25 million to $35 million for student computers, where expenditures tend to correlate with enrollment growth, and for curriculum development and related systems. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2007 was $0.8 million compared to net cash provided by operating activities during the six months ended December 31, 2006 of $7.0 million.

The net cash used in operations during the six months ended December 31, 2007 was primarily due to an increase in accounts receivable of $29.9 million, related to growth in revenues and the timing of customer receipts, and $5.6 million related to a non-cash, deferred tax benefit. This was primarily offset by net income of $14.2 million, depreciation and amortization of $5.2 million and increases in deferred revenue of $9.0 million, primarily due to invoicing of up front fees, and accrued liabilities of $1.2 million and a seasonal decrease in inventory of $5.1 million.

The net cash provided by operations during the six months ended December 31, 2006 was primarily due to net income of $6.2 million, depreciation and amortization of $2.5 million and increases in deferred revenue of $9.1 million and a decrease in inventory of $4.2 million. This was primarily offset by an increase in accounts receivable of $14.5 million, an increase in accrued compensation and benefits of $1.6 million, and a change in accounts receivable allowance of $1.0 million.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2007 and 2006, was $7.5 million and $7.6 million, respectively.

Net cash used in investing activities for the six months ended December 31, 2007 was primarily due to capitalized curriculum of $3.9 million which included $3.2 million in curriculum development cost related to the production of proprietary high school courses. In addition, investments in property and equipment were $3.2 million, primarily related to the development of internal software, and we financed $9.2 million of computer-related equipment purchases through capital leases. We also acquired Power-Glide, a foreign language course provider, for $3.9 million, including $0.1 million in acquisition costs, and the issuance of common stock and assumption of operating liabilities. See footnote No. 5 Business Combinations.

Net cash used in investing activities for the six months ended December 31, 2006 was attributable to capitalized curriculum of $4.7 million, primarily related to the development of high school courses, and investments in property and equipment of $3.0 million. In addition, we financed $5.0 million of computer-related equipment purchases through capital leases.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2007 was $75.3 million as compared to net cash used in financing activities for the six months ended December 31, 2006 of $4.3 million.

In December, 2007, we completed the initial public offering of our common stock in which we sold and issued 4,450,000 shares of our common stock, at an issue price of $18.00 per share. We raised a total of $80.1 million in gross proceeds from the IPO, or approximately $71.0 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $3.5 million. Concurrently with the closing of the IPO and at the initial public offering price, we sold 833,333 shares of common stock at the initial public offering price of $18.00 per share for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act.

Also concurrently with the closing of the IPO, the holders of Redeemable, Convertible Series C Preferred stock were paid a cash dividend of $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual cumulative dividend that would have normally accrued on January 2, 2008.

For the six months ended December 31, 2007, net cash used for the repayment of short term debt was $1.5 million and cash used for the repayment of capital leases was $1.9 million. As of December 31, 2007, there were no borrowings outstanding on our $20 million line of credit.

For the six months ended December 31, 2006, cash used for the repayment of debt was $4.0 million and cash used for the repayment of capital leases was $0.3 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended December 31, 2007.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of December 31, 2007:

	For the Twelve Months Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in thousands)

Contractual Obligations at December 31, 2007
Capital leases(1)	$14,563	$6,404	$5,774	$2,385	$—	$—	$—
Operating leases	16,136	2,113	1,947	1,389	1,378	1,375	7,934
Long-term obligations(1)	300	170	71	59	—	—	—

Total	$30,999	$8,687	$7,792	$3,833	$1,378	$1,375	$7,934

(1)	Includes interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2007 and June 30, 2007, we had cash and cash equivalents totaling $68.7 million and $1.7 million, respectively. After the completion of our initial public offering, excess cash has been invested primarily in bank overnight deposits although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of December 31, 2007, fluctuations in interest rates would not have a material impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in a foreign country, but we do not transact a material amount of business in a foreign currency and therefore we are not subject to fluctuations due to changes in foreign currency exchange rates. However, we are pursuing opportunities in international markets. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits and other legal proceedings from time to time. There are currently two significant pending lawsuits in which we are involved Johnson v. Burmaster and Illinois v. Chicago Virtual Charter School that, in each case, have been brought by teachers’ unions seeking the closure of the virtual public schools we serve in Wisconsin and Illinois, respectively.

As described more fully below, we are in the process of appealing a recent ruling against a virtual public school we serve, the Wisconsin Virtual Academy, by the Wisconsin Court of Appeals in Johnson v. Burmaster. We also won a preliminary motion in Illinois v. Chicago Virtual Charter School to dismiss the Company and its Illinois subsidiary from the lawsuit. Nevertheless, it is not possible to predict the final outcome of these matters with any degree of certainty. Even so, we do not believe at this time that a loss in either case would have a material adverse impact on our future results of operations, financial position or cash flows. Depending on the legal theory advanced by the plaintiffs, however, there is a risk that a loss in these cases could have a negative precedential effect if like claims were to be advanced and succeed under similar laws in other states where we operate. The cumulative effect under those circumstances could be material.

Johnson v. Burmaster

In 2003, the Northern Ozaukee School District (NOSD) in the State of Wisconsin established a virtual public school, the Wisconsin Virtual Academy (WIVA), and entered into a service agreement with us for online curriculum and school management services. On January 6, 2004, Stan Johnson, et al., and the Wisconsin Education Association Council (WEAC) filed suit in the Circuit Court of Ozaukee County against the Superintendent of the Department of Public Instruction (DPI), Elizabeth Burmaster, the NOSD and K12 Inc. The plaintiffs alleged that the NOSD violated the state charter school, open enrollment and teacher-licensure statutes when it authorized WIVA.

On March 16, 2006, the Circuit Court issued a decision and order finding that nothing in these three statutes prohibits virtual schools like WIVA. Specifically, the Court concluded that: (i) WIVA was located in NOSD because its offices, where WIVA’s administration operates the school and establishes policies, are in the district and thus comply with the charter school law; (ii) that lessons and instruction delivered over the Internet to non-resident students constitute attendance because the open-enrollment law does not mandate a student’s physical presence; and (iii) that WIVA’s certified teachers satisfy the requirement for licensed teachers in public schools, whereas the parents’ role does not constitute teaching as defined in the Wisconsin Administrative Code. The Court thus granted the defendants’ motion for summary judgment (Case No. 04-CV-12).

On June 5, 2006, WEAC and DPI filed an appeal in the Wisconsin Court of Appeals, District II (No. 2006-AP/01380). On December 5, 2007, the Court of Appeals reversed the Circuit Court decision and held that WIVA is not in compliance with these statutes; granted summary judgment to WEAC and DPI; and ordered the Circuit Court to enter a declaratory ruling that NOSD and K12 are in violation of the applicable statutes and to enjoin the DPI from making pupil transfer payments based on students enrolled in WIVA. Specifically, the court found that (i) at least part of WIVA was not within the physical boundaries of its chartering school district because a majority of the students and teachers are not located there, and that such a separation violates the charter school law, (ii) WIVA’s non-resident pupils attend school outside the district (based on its prior conclusion that WIVA is partially located outside the district), and therefore that WIVA does not qualify for open-enrollment funding, and (iii) although WIVA utilizes certified teachers, the activities of WIVA parents (including working one-on-one with a pupil, presenting the lesson, answering questions and assessing progress) also fall within the applicable definition of “teaching” under the Wisconsin Administrative Code, and therefore that WIVA violated Wisconsin’s teacher licensure requirements.

Under Wisconsin law, the order of the Wisconsin Court of Appeals was automatically stayed for 30 days to provide us an opportunity to appeal the decision to the Wisconsin Supreme Court. On January 4, 2008, we filed a Petition for Review with the Wisconsin Supreme Court, which in its discretion may decide whether or not to hear our appeal. Upon the filing of our Petition for Review, the order of the Court of Appeals then remains without effect until the Wisconsin Supreme Court either determines not to hear our appeal or issues a ruling in the case.

While our appeal remains pending before the Wisconsin Supreme Court, WIVA will continue to operate and we will continue to provide our curriculum and school management services to WIVA. We estimate that revenue from WIVA for fiscal year 2008 will be approximately $5.0 million, of which $2.9 million was recognized in the six months ended December 31, 2007. We believe we will be entitled to full payment from WIVA for the curriculum and school management services we provide in fiscal 2008. However, if we determine that it is probable that DPI will cease making open enrollment payments to WIVA for students enrolled in WIVA, we will be required to establish a reserve in fiscal year 2008 of up to $5.0 million, though we would still seek to collect payment in full for curriculum and services provided to WIVA in fiscal 2008. If we ultimately do not prevail in this case, we will not be able to continue to manage WIVA or any other statewide virtual public school in Wisconsin unless the state legislature adopts legislation to allow us to do so. While such corrective legislation has been recently introduced (AB 697/SB 396), there can be no certainty that it will be enacted into law. In fiscal year 2007 and for the six months ended December 31, 2007, average enrollments in WIVA were 677 and 831, respectively, and we derived 3.0% and 2.6%, respectively, of our revenues from WIVA.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union (CTU) filed a citizen taxpayers lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case and on June 15, 2007, the plaintiffs filed a second amended complaint which the court dismissed on October 30, 2007 with leave to re-plead. On January 22, 2008, CVCS and the State defendants filed a Joint Motion to dismiss the plaintiff’s Third Amended Citizen’s Complaint. We continue to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires us to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. In fiscal year 2007 and the six months ended December 31, 2007, average enrollments in CVCS were 225 and 421, respectively, and we derived 1.1% and 1.3%, respectively of our revenues from CVCS.

Item 1A. Risk Factors.

Statements made by us in this report and in other reports and statements released by us that are not historical facts constitute “forward-looking statements.” These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management based on our current estimates, expectations, forecasts and projections and include comments that express our current opinions about trends and factors that may impact future operating results. Disclosures that use words such as we “believe,” “anticipate,” “estimate,” “intend,” “could,” “plan,” “expect,” “project” or the negative of these, as well as similar expressions, are intended to identify forward-looking statements. Such statements rely on a number of assumptions concerning future events, many of which are outside of our control, and involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements, expressed or implied by such forward-looking statements. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in the context of the various disclosures made by us about our businesses including, without limitation, the risk factors discussed below. We do not plan to update any such forward-looking statements and expressly disclaim any duty to update the information contained in this filing, except as required by law.

Risks Related to Government Funding and Regulation of Public Education

Most of our revenues depend on per pupil funding amounts remaining near the levels existing at the time we execute service agreements with the virtual public schools we serve. If those funding levels are materially reduced, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process and, as a result, funding for the virtual public schools we serve may fluctuate. This political process creates a number of risks that could have an adverse affect on our business including the following:

•	legislative proposals could result in budget cuts for the virtual public schools we serve, and therefore reduce or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual public schools for disparate treatment. For example, in its fiscal year 2007-09 education budget appropriation, the Indiana legislature decided not to fund any virtual public school that provided for the online delivery of more than 50 percent of its instruction to students. As a result, we decided not to open a virtual public school in Indiana that was already approved by a chartering authority and therefore the anticipated associated revenues were not realized. Other examples include laws that decrease per pupil funding for virtual public schools or alter eligibility and attendance criteria or other funding conditions that could decrease our revenues and limit our ability to grow;
•	as a public company, we are required to file periodic financial and other disclosure reports with the Securities and Exchange Commission, or the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student academic achievement, may nonetheless be used by opponents of virtual public schools to propose funding reductions; and
•	from time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay or cease payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in 2003 the Pennsylvania state legislature withheld monthly payments for every school because it was unable to approve an education budget for six months, which necessitated our borrowing of funds to continue operations.

The poor performance or misconduct of other virtual public school operators could tarnish the reputation of all virtual public school operators, which could have a negative impact on our business.

As a relatively new form of public education, virtual school operators will be subject to scrutiny, perhaps even greater than that applied to traditional public schools or charter schools. Not all virtual public school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperforming operators could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning system achieves solid performance. Moreover, some virtual school operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, they may negatively impact public perceptions of virtual public school providers generally, including us. The precise impact of these negative public perceptions on our business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant lobbying costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage of particular virtual school operators. If these few situations, or any additional misconduct, cause all virtual public school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to enter into or renew contracts to operate virtual schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities.

Opponents of virtual public schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to lawsuits filed against virtual public schools by those who do not share our belief in the value of this form of public education. Legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. We currently face two such lawsuits pertaining to the Wisconsin Virtual Academy and the Chicago Virtual Charter School. See “Part II — Legal Proceedings”. An adverse judgment in these cases could serve as a negative precedent in other jurisdictions where we do business, and new lawsuits could result in unexpected liabilities and limit our ability to sustain or grow our current business or expand in certain jurisdictions.

The failure of the virtual public schools we serve to comply with applicable government regulations could result in a loss of funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual public schools are generally subject to extensive regulation. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) prescribed teacher funding allocations from per pupil revenue; (iv) state-specific curriculum requirements; and (v) restrictions on open-enrollment policies by and among districts. State and federal funding authorities conduct regular program and financial audits of virtual public schools, including the virtual public schools we serve, to ensure compliance with applicable regulations. Two virtual public schools we serve are currently undergoing such audits. If a virtual public school we serve is found to be noncompliant, it can be barred from receiving additional funds and could be required to repay funds received during the period of non-compliance, which could impair that school’s ability to pay us for services in a timely manner, if at all. Additionally, the indemnity provisions in our standard service agreements with virtual public schools may require us to return any contested funds on behalf of the school.

Virtual public schools are relatively new, and enabling legislation therefore is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year, making compliance subject to uncertainty. For example, in Colorado, the regulators’ approach to determining the eligibility of virtual school students for funding purposes, which is based on a student’s substantial completion of a semester in a public school, has undergone varying interpretations. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, which could adversely affect our business, financial condition and results of operations.

The operation of virtual public schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2007, approximately 90% of our revenues were derived from virtual public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual public schools we serve have failed to maintain their authorizing charter, if a virtual public school we serve fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated.

Actual or alleged misconduct by our senior management and directors would make it more difficult for us to enter into new contracts or renew existing contracts.

If any of our directors, officers or key employees are accused or found to be guilty of serious crimes, including the mismanagement of public funds, the schools we serve could be barred from entering into or renewing service agreements with us or otherwise discouraged from contracting with us and, as a result, our business and revenues would be adversely affected.

Risks Related to Our Business and Our Industry

We have a limited operating history, and sustained cumulative net losses of approximately $90 million before only recently achieving profitability. If we fail to remain profitable or achieve further marketplace acceptance for our products and services, our business, financial condition and results of operations will be adversely affected.

The virtual public schools we serve began enrolling students in the 2002-03 school year. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we have recorded cumulative net losses totaling approximately $90 million until we recently achieved profitability. We recorded our first profit in the fiscal year ended June 30, 2006. There can be no assurance that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of student enrollments to sustain our business plan; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of virtual public schools and students to the extent that such demands and preferences change. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

Highly qualified teachers are critical to the success of our learning system. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation with the virtual public schools we serve. As a result, our brand, business and operating results may be adversely affected.

Effective teachers are critical to maintaining the quality of our learning system and assisting students with their daily lessons. Teachers in virtual public schools must be state certified and have strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting. They must also possess the technical skills to use our technology-based learning system. There is a limited pool of teachers with these specialized attributes and the virtual public schools we serve must provide competitive compensation packages to attract and retain such qualified teachers.

The teachers in most virtual public schools we serve are not our employees and the ultimate authority relating to those teachers resides with the governing body overseeing the schools. However, under many of our service agreements with virtual public schools, we have responsibility to recruit, train and manage these teachers. We must also provide continuous training to virtual public school teachers so that they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively. We may not be able to recruit, train and retain enough qualified teachers to keep pace with our growth while maintaining consistent teaching quality in the various virtual public schools we serve. Shortages of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, would have an adverse effect on our business.

The schools we contract with and serve are governed by independent governing bodies who may shift their priorities or change objectives in ways adverse to us.

We contract with and provide a majority of our products and services to virtual public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge. If these independent boards of the schools we serve subsequently shift their priorities or change objectives, and as a result reduce the scope or terminate their relationship with us, our ability to generate revenues would be adversely affected.

Our contracts with the virtual public schools we serve are subject to periodic renewal, and each year several of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

For the 2007-08 school year, we have contracts to provide our full range of products and services to virtual public schools in 17 states and the District of Columbia. Several of these contracts are scheduled to expire in any given year. For example, five such contracts are scheduled to expire in 2008, and we usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual public schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable then the terms of the original contract. For example, a school in Pennsylvania reduced the term of its contract from five years to three years when renewing its contract in 2006, whereas a school in Ohio increased the term of its contract from five years to 10 years upon renewal in 2007. While we have no reason to believe that schools will not continue to renew their contracts upon expiration, we recognize that each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expiring during a given year, or if such renewals have significantly less favorable terms than existing contracts, our business, financial condition, results of operations and cash flow could be adversely affected.

We generate significant revenues from four virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

In fiscal year 2007, we derived more than 10% of our revenues from each of the Ohio Virtual Academy, the Arizona Virtual Academy, the Pennsylvania Virtual Charter School and the Colorado Virtual Academy. In aggregate, these schools accounted for 49% of our total revenues. If our contracts with any of these virtual public schools are terminated, the charters to operate any of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

We may not be able to effectively address the execution risks associated with our expansion into the virtual high school market. Our failure to do so could substantially harm our growth strategy.

The virtual high school market presents us with a number of challenges, including the launch of 11th and 12th grade offerings. We are currently using third-party platforms and some third-party curriculum in our high school offering. If the quality of the third-party curriculum or platforms is unsatisfactory, student enrollments could decline. Furthermore, the subject matter expertise and skills necessary to teach in high school are fundamentally different than those necessary to teach kindergarten through 8th grade. If the high school instructional experience does not meet the expectations of students previously enrolled in our kindergarten through 8th grade programs, or new enrollees experience performance issues with our high school program delivery, the virtual public schools we serve may decline to offer our high school program and our business, financial condition and results of operations may be adversely affected.

Our growth strategy anticipates that we will create new products and distribution channels and expand existing distribution channels. If we are unable to effectively manage these initiatives, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create new products and distribution channels and expand our existing distribution channels, we expect to face challenges distinct from those we currently encounter, including:

•	our development of public hybrid schools, which will produce different operational challenges than those we currently encounter. In addition to the online component, hybrid schools require us to lease facilities for classrooms, staff classrooms with teachers, provide meals, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
•	our expansion into international markets may require us to conduct our business differently than we do in the United States. For example, we may attempt to open a tuition-based private school or establish a traditional brick and mortar school. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also produce different operational challenges than those we currently encounter; and
•	our use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting.

Our failure to manage these new distribution channels, or any new distribution channels we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

Increasing competition in the market segments that we serve could lead to pricing pressures, reduced operating margins, loss of market share and increased capital expenditures.

We face varying degrees of competition from several discrete education providers because our learning system integrates all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, and school performance and compliance management. We compete most directly with companies that provide online curriculum and support services to K-12 virtual public schools. Additionally, we expect increased competition from for-profit post-secondary and supplementary education providers that have begun to offer virtual high school curriculum and services. In certain jurisdictions and states where we currently serve virtual public schools, we expect intense competition from existing providers and new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal in the market. If we are unable to successfully compete for new business, win and renew contracts or maintain current levels of academic achievement, our revenue growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face direct competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources. As a result, they may be able to devote more resources to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete.

Our future success will depend in large part on our ability to maintain a competitive position with our curriculum and our technology, as well as our ability to increase capital expenditures to sustain the competitive position of our product. We cannot assure you that we will have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively.

If demand for increased options in public schooling does not continue or if additional jurisdictions do not authorize or adequately fund virtual public schools, our business, financial condition and results of operations could be adversely affected.

According to the Center for Education Reform, as of January 2007 there were 173 virtual schools with total enrollments exceeding 92,000 students, operating in 18 states. However, if the demand for virtual public schools does not increase, if additional jurisdictions do not authorize new virtual schools or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact the market price of our common stock.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our virtual public schools are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters may have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship offline learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher offline learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first fiscal quarter and lower revenues in the fourth fiscal quarter.

Our operating expenses are also seasonal. Instructional costs and services increase in the first fiscal quarter primarily due to the costs incurred to ship offline learning kits at the beginning of the school year. These instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. The majority of our selling and marketing expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September.

We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that quarterly comparisons of our financial results may not be reliable as an indication of future performance.

Our revenues for a fiscal year are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year deficits to be incurred by each school. As a result, differences between our estimates and the actual funds received and deficits incurred could have an adverse impact on our results of operations and cash flows.

We recognize revenues from certain of our fees ratably over the course of our fiscal year. To determine the amount of revenues to recognize, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits at most of the virtual schools we serve. Because these operating deficits may impair our ability to collect the full amount invoiced in a period and collection cannot reasonably be assured, we reduce revenues by the estimated amount of these deficits. We review our estimates of total funds and operating deficits periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual funding received and operating deficits incurred may vary from our estimates or revisions and could adversely impact our results of operation and cash flows.

The continued development of our brand identity is important to our business. If we are not able to maintain and enhance our brand, our business and operating results may suffer.

Expanding brand awareness is critical to attracting and retaining students, and for serving additional virtual public schools. In order to expand brand awareness, we intend to spend significant resources on a brand-enhancement strategy, which includes sales and marketing efforts directed to targeted locations as well as the national marketplace, the educational community at large, key political groups, image-makers and the media. We believe that the quality of our curriculum and management services has contributed significantly to the success of our brand. As we continue to increase enrollments and extend our geographic reach, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brand. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brand in a competitive and cost effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patent, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. For example, we have been granted a patent relating to the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests and our lesson progress tracker. Additionally, we are the copyright owner of over 11,000 lessons in the courses comprising our proprietary curriculum and we have registered copyrights or filed copyright applications that cover nearly all of these lessons. Various events outside of our control pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible that we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by outside parties, or by our employees intentionally or accidentally, which would cause us to lose the competitive advantage resulting from these trade secrets.

We must monitor and protect our Internet domain names to preserve their value.

We own the domain names K12 (.com and .org) and K-12 (.com, .net, and .org) as well as the service mark K12. Third parties may acquire substantially similar domain names that decrease the value of our domain names and trademarks and other proprietary rights which may hurt our business. The regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the Web address that appears to the right of the “dot,” such as “com,” “gov,” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business.

We may be sued for infringing the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages and could limit our ability or increase our costs to use certain technologies in the future.

Companies in the Internet, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the likelihood that we may be subject to such claims also increases. Regardless of the merits, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

We may be subject to legal liability resulting from the actions of third parties, including independent contractors and teachers, which could cause us to incur substantial costs and damage our reputation.

We may be subject, directly or indirectly, to legal claims associated with the actions of our independent contractors and teachers. In the event of accidents or injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for their injuries. Additionally, we could face claims alleging that our independent curriculum contractors or teachers infringed the intellectual property rights of third parties. A liability claim against us or any of our independent contractors or teachers could adversely affect our reputation, enrollment and revenues. Even if unsuccessful, such a claim could create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management.

Unauthorized disclosure or manipulation of student, teacher and other sensitive data, whether through breach of our network security or otherwise, could expose us to costly litigation or could jeopardize our contracts with virtual public schools.

Maintaining our network security is of critical importance because our Student Administration Management System (SAMS) stores proprietary and confidential student and teacher information, such as names, addresses, and other personal information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate SAMS.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches.

We rely on the Internet to enroll students and to deliver our products and services to children, which exposes us to a growing number of legal risks and increasing regulation.

We collect information regarding students during the online enrollment process, and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

•	the Children’s Online Privacy Protection Act, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online companies to collect personal information from children under the age of 13; and
•	the Family Educational Rights and Privacy Act, which imposes parental or student consent requirements for specified disclosures of student information, including online information.

In addition, the laws applicable to the Internet are still developing. These laws impact pricing, advertising, taxation, consumer protection, quality of products and services, and are in a state of change. New laws may also be enacted, which could increase the costs of regulatory compliance for us or force us to change our business practices. As a result, we may be exposed to substantial liability, including significant expenses necessary to comply with such laws and regulations.

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenues and damage our reputation, limiting our ability to attract and retain students.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, parents and students. Any sustained system error or failure, or a sudden and significant increase in bandwidth usage, could limit access to our learning system, and therefore, damage our ability to generate revenues. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Substantially all of the inventory for our offline learning kits is located in one warehouse facility. Any damage or disruption at this facility would have an adverse effect on our business, financial condition and results of operations.

Substantially all of the inventory for our offline learning kits is located in one warehouse facility operated by a third-party. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we have received most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operations of our data center could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

We host our products and serve all of our students from a third-party data center facility. While we are developing a risk mitigation plan, such a plan may not be able to prevent a significant interruption in the operation of this facility or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of this facility, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

Additionally, we do not control the operation of this facility and must rely on a third-party to provide the physical security, facilities management and communications infrastructure services related to our data center. Although we believe we would be able to enter into a similar relationship with another third-party should this relationship fail or terminate for any reason, our reliance on a third-party vendor exposes us to risks outside of our control. If this third-party vendor encounters financial difficulty such as bankruptcy or other events beyond our control that causes it to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the virtual public schools we serve may experience interruptions in our service or the loss or theft of important customer data.

Any significant interruption in the operations of our call center could disrupt our ability to respond to service requests and process orders and to deliver our products in a timely manner.

Our call center is housed in a single facility. We do not currently have a fully functional back-up system in place for this facility. While we are developing a risk mitigation plan, such a plan may not be able to prevent a significant interruption in the operation of this facility due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. Any significant interruption in the operation of this facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

Capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

As the number of virtual public schools we serve increases and our student base grows, the traffic on our transaction processing systems and network hardware and software will rise. We may be unable to accurately project the rate of increase in the use of our transaction processing systems and network hardware and software. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased use. If we are unable to appropriately upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

We may be unable to manage and adapt to changes in technology.

We will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

We may be unable to attract and retain skilled employees.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial conditions and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing products and services and to launch new product offerings, and would have an adverse effect on our business and financial results.

We may not be able to effectively manage our growth, which could impair our ability to operate profitably.

We have experienced significant expansion since our inception, which has sometimes strained our managerial, operational, financial and other resources. A substantial increase in our enrollment or the addition of new schools in a short period of time could strain our current resources and increase capital expenditures, without an immediate increase in revenues. Our failure to successfully manage our growth in a cost efficient manner and add and retain personnel to adequately support our growth could disrupt our business and decrease profitability.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures will be limited.

Our curriculum and approach to instruction may not achieve widespread acceptance, which would limit our growth and profitability.

Our curriculum and approach to instruction are based on the structured delivery, clarification, verification and practice of lesson subject matter. The goal of this approach is to make students proficient at the fundamentals and to instill confidence in a subject prior to confronting new and complex concepts. This approach, however, is not accepted by all academics and educators, who may favor less formalistic methods. Accordingly, some academics and educators are opposed to the principles and methodologies associated with our approach to learning, and have the ability to negatively influence the market for our products and services.

If student performance falls or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual public school that we serve, and our business, financial condition and results of operations will be adversely affected.

The success of our business depends on a family’s decision to have their child continue his or her education in a virtual public school that we serve. This decision is based on many factors, including student achievement and parent and student satisfaction. Students may perform significantly below state averages or the virtual school may fail to meet the standards of the No Child Left Behind Act. For instance, in the 2005-06 school year, an increase in certain enrollments in two of the virtual schools we served created the need to monitor two subgroups that did not meet Adequate Yearly Progress requirements of NCLB, causing those schools not to meet the Adequate Yearly Progress requirements for that year. We expect that, as our enrollments increase and the portion of students that have not used our learning system for multiple years increases, the average performance of all students using our learning system may decrease, even if the individual performance of other students improves over time. Additionally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual school teacher does not meet expectations. If a student’s performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school that we serve and our business, financial condition and results of operations will be adversely affected.

Although we do not currently transact a material amount of business in a foreign country, we intend to expand into international markets, which will subject us to additional economic, operational and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

One of our growth strategies is to pursue international opportunities that leverage our current product and service offerings. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;
•	potentially longer payment and sales cycles;
•	difficulty in collecting accounts receivable;
•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;
•	tariffs and trade barriers;
•	general economic and political conditions in each country;
•	inadequate intellectual property protection in foreign countries;
•	uncertainty regarding liability for information retrieved and replicated in foreign countries;
•	the difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and
•	unexpected changes in regulatory requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Offerings

On December 12, 2007, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-144894) relating to our initial public offering. The registration statement related to 6,900,000 shares of our common stock, par value $0.0001 per share, including shares of common stock subject to an over-allotment option that selling stockholders granted to the underwriters. On December 12, 2007, we sold 4,450,000 shares of our common stock and selling stockholders sold 2,450,000 shares of our common stock, each at the initial public offering price of $18.00, for an aggregate sale price of $108.0 million, settling those sales on December 18, 2007. The managing underwriters for our initial public offering were Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC. Following the sale of the 6,900,000 shares of our common stock, the offering terminated.

We paid approximately $5.6 million in underwriting discounts and commissions in connection with the offering of the shares sold on our behalf and the selling stockholders. We also incurred an estimated $3.5 million of other offering expenses, which when added to the underwriting discounts and commissions paid by us, amounted to total estimated expenses of approximately $9.1 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses paid by us, was approximately $71.0 million. We did not receive any of the proceeds from the offering that were paid to the selling stockholders.

None of the underwriting discounts and commissions or offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. We used the net proceeds paid to us from our initial public offering and the Regulation S Transaction (described below under the heading “Unregistered Sales of Equity Securities”) to repay approximately $15.0 million of borrowings under our revolving credit facility and to pay a cash dividend of approximately $6.4 million to the holders of our Series C Preferred Stock. We intend to use the remaining proceeds for general corporate purposes, including working capital, capital expenditures and the development of new courses and product offerings.

Unregistered Sales of Equity Securities

In October 2007, we issued an aggregate of 176,465 shares of common stock in connection with our acquisition of Power-Glide Language Courses, Inc. to the stockholders thereof. The issuance of such securities was exempt from registration under the Securities Act in reliance on Section 4(2) because the issuance of securities did not involve a public offering. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to resale or distribution thereof, and appropriate legends were affixed to such securities. Each of the recipients of securities were accredited or sophisticated investors and had adequate access, through employment, business or other relationships, to information about us.

We sold to a non-U.S. person in a transaction outside the United States in reliance upon Regulation S under the Securities Act, concurrently with the closing of our initial public offering on December 18, 2007 and at the initial public offering price, 833,333 shares of the Company’s common stock (the “Regulation S Transaction”), for an aggregate sales price of $15.0 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 31, 2007 and December 10, 2007, respectively, our stockholders holding a majority of our then outstanding Redeemable Convertible Series B Preferred Stock (“Series B Preferred”), Redeemable Convertible Series C Preferred Stock (“Series C Preferred”) and Common Stock adopted resolutions by written consent in lieu of a special meeting authorizing the following matters in connection with our initial public offering:

•	approval of a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation to, among other things, effect a reverse stock split (October 31, 2007);

•	approval of our Third Amended and Restated Certificate of Incorporation, to be effective upon completion of our initial public offering (October 31, 2007); and

•	approval of our 2007 Equity Incentive Award Plan and Employee Stock Purchase Plan (December 10, 2007).

The foregoing written consents were, in each case, effected in compliance with Section 228 of the General Corporation Law of the State of Delaware. These consents were adopted by holders of the number of shares of our Series B Preferred Stock, Series C Preferred Stock and Common Stock set forth below, in each case, constituting a majority of the number of shares outstanding:

Consent Date	Series B Preferred Stock	Series C Preferred Stock	Common Stock

October 31, 2007	35,576,896	25,660,202	6,875,512
December 10, 2007	29,447,428	25,489,477	5,375,512

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Number		Description

3.1	*	Third Amended and Restated Certificate of Incorporation of K12 Inc. dated December 19, 2007.
3.2	*	Amended and Restated Bylaws of K12 Inc. dated December 19, 2007.
4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
4.2		Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.3		Form of Stock Option Contract — Employee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.4		Form of Stock Option Contract — Director (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.5		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.6		Form of Common Stock Warrant Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.7		Form of Series B Convertible Preferred Stock Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.8		2007 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
4.9		2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
10.1		Amendment No. 1 to Revolving Credit Agreement by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on November 8, 2007).
10.2		Stock Subscription Agreement dated as of November 1, 2007 by and among K12 Inc. and KB Education Investments Limited (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on November 8, 2007).
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

Date: February 14, 2008
/s/  Ronald J. Packard
Ronald J. Packard
Chief Executive Officer
(Principal Executive Officer and Authorized
Signatory)

/s/  John F. Baule
John F. Baule
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Authorized
Signatory)

EXHIBIT INDEX

Number		Description

3.1	*	Third Amended and Restated Certificate of Incorporation of K12 Inc. dated December 19, 2007.
3.2	*	Amended and Restated Bylaws of K12 Inc. dated December 19, 2007.
4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
4.2		Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.3		Form of Stock Option Contract — Employee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.4		Form of Stock Option Contract — Director (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.5		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.6		Form of Common Stock Warrant Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.7		Form of Series B Convertible Preferred Stock Warrant Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, File No. 333-144894, filed on July 27, 2007).
4.8		2007 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
4.9		2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on December 12, 2007).
10.1		Amendment No. 1 to Revolving Credit Agreement by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on November 8, 2007).
10.2		Stock Subscription Agreement dated as of November 1, 2007 by and among K12 Inc. and KB Education Investments Limited (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, File No. 333-144894, filed on November 8, 2007).
31.1	*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.