Form 10-Q
period 2008-03-31
K12 INC
filed 2008-05-08
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 30, 2008.

Common Stock, $0.0001 par value — 27,752,607 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2008

Index

		Page
		Number

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures	21

Part II.	Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
EXHIBIT	31.1
EXHIBIT	31.2
EXHIBIT	32

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	June 30,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$66,966	$1,660
Accounts receivable, net of allowance of $721 and $589 at March 31, 2008 and June 30, 2007, respectively	45,554	15,455
Inventories, net	8,813	13,804
Current portion of deferred tax asset	951	—
Prepaid expenses and other current assets	1,284	1,245

Total current assets	123,568	32,164
Property and equipment, net	25,233	17,234
Capitalized curriculum development costs, net	18,962	9,671
Deferred tax asset, net of current portion	1,560	—
Goodwill	2,550	—
Other assets, net	1,447	1,182
Intangible assets	390	250
Deposits and other assets	395	711

Total assets	$174,105	$61,212

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$—	$1,577
Line of credit	—	1,500
Accounts payable	6,445	6,928
Accrued liabilities	3,867	1,819
Accrued compensation and benefits	7,572	6,200
Deferred revenue	8,961	2,620
Current portion of capital lease obligations	6,056	2,780
Current portion of notes payable	170	192

Total current liabilities	33,071	23,616
Deferred rent, net of current portion	1,694	1,684
Capital lease obligations, net of current portion	8,070	3,974
Notes payable, net of current portion	77	189

Total liabilities	42,912	29,463

Commitments and contingencies
Redeemable convertible preferred stock
Redeemable Convertible Series C Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at March 31, 2008; 10,784,313 shares authorized and 9,776,756 shares issued and outstanding at June 30, 2007; liquidation value of $133,629 at June 30, 2007	—	91,122

Redeemable Convertible Series B Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at March 31, 2008; 14,901,960 shares authorized and 10,102,899 shares issued and outstanding at June 30, 2007; liquidation value of $138,087 at June 30, 2007	—	138,434

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2008	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 27,726,850 and 2,041,604 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	3	1
Additional paid-in capital	321,629	—
Accumulated deficit	(190,439)	(197,808)

Total stockholders’ equity (deficit)	131,193	(197,807)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$174,105	$61,212

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Revenues	$56,016	$34,831	$169,760	$104,930

Cost and expenses
Instructional costs and services	32,062	17,904	98,820	55,103
Selling, administrative, and other operating expenses	17,032	12,644	49,681	35,059
Product development expenses	2,542	2,083	7,529	5,855

Total costs and expenses	51,636	32,631	156,030	96,017

Income from operations	4,380	2,200	13,730	8,913
Interest income (expense), net	309	(117)	(383)	(474)

Net income before income tax expense	4,689	2,083	13,347	8,439
Income tax benefit (expense)	(2,229)	(51)	3,323	(227)

Net income	2,460	2,032	16,670	8,212
Dividends on preferred stock	—	(1,670)	(3,066)	(4,707)
Preferred stock accretion	—	(5,810)	(12,193)	(16,544)

Net income (loss) attributable to common stockholders	$2,460	$(5,448)	$1,411	$(13,039)

Net income (loss) attributable to common stockholders per share:
Basic	$0.09	$(2.72)	$0.12	$(6.52)

Diluted	$0.09	$(2.72)	$0.11	$(6.52)

Weighted average shares used in computing per share amounts (see note 4):
Basic	27,449,893	1,999,343	11,700,017	1,999,099

Diluted	28,780,389	1,999,343	12,706,126	1,999,099

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable		Redeemable		Stockholders’ Equity (Deficit)
	Convertible Series C		Convertible Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(dollars in thousands)

Balance, June 30, 2007	9,776,756	$91,122	10,102,899	$138,434	2,041,604	$1	$—	$(197,808)	$(197,807)
Accretion of preferred stock	—	2,778	—	3,782	—	—	(325)	(6,235)	(6,560)
Series C 10% stock dividend	—	1,671	—	—	—	—	—	(1,671)	(1,671)
Record stock compensation expense	—	—	—	—	—	—	300	—	300
Employee exercised options	—	—	—	—	3,613	—	25	—	25
Net income	—	—	—	—	—	—	—	12,822	12,822

Balance, September 30, 2007	9,776,576	95,571	10,102,899	142,216	2,045,217	1	—	(192,892)	(192,891)
Issuance of common stock related to acquisition of Power-Glide	—	—	—	—	176,465	—	2,520	—	2,520
Accretion of preferred stock	—	2,386	—	3,247	—	—	(5,633)	—	(5,633)
Conversion of preferred stock to common stock upon initial public offering	(9,776,756)	(97,957)	(10,102,899)	(145,463)	19,879,675	2	238,406	—	238,408
Reverse accrued Series C stock dividend	—	—	—	—	—	—	—	5,011	5,011
Issuance of common stock — private placement	—	—	—	—	833,333	—	15,000	—	15,000
Initial public offering, net of underwriters commission and expenses	—	—	—	—	4,450,000	—	71,010	—	71,010
Payment of Series C cash dividend	—	—	—	—	—	—	—	(6,406)	(6,406)
Record stock compensation expense	—	—	—	—	—	—	357	—	357
Employee exercised options	—	—	—	—	7,239	—	49	—	49
Net income	—	—	—	—	—	—	—	1,388	1,388

Balance, December 31, 2007	—	—	—	—	27,391,929	3	321,709	(192,899)	128,813
Initial public offering expenses	—	—	—	—	—	—	(471)	—	(471)
Stock warrants exercised on cashless basis	—	—	—	—	332,034	—	—	—	—
Record stock compensation expense	—	—	—	—	—	—	369	—	369
Employee exercised options	—	—	—	—	2,887	—	22	—	22
Net income	—	—	—	—	—	—	—	2,460	2,460

Balance, March 31, 2008	—	$—	—	$—	27,726,850	$3	$321,629	$(190,439)	$131,193

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$16,670	$8,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,859	4,618
Stock based compensation expense	1,026	88
Deferred income taxes	(3,447)	—
Provision for (reduction of) doubtful accounts	129	(956)
Provision for inventory obsolescence	37	285
Provision for (reduction of) student computer shrinkage and obsolescence	188	(90)
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(29,508)	(12,398)
Inventories	4,955	4,381
Prepaid expenses and other current assets	(39)	(400)
Other assets	87	(255)
Deposits and other assets	(125)	221
Accounts payable	(569)	(827)
Accrued liabilities	739	(826)
Accrued compensation and benefits	1,352	(661)
Deferred revenue	5,575	5,866
Deferred rent	11	66

Net cash provided by operating activities	5,940	7,324

Cash flows from investing activities
Purchase of property and equipment	(5,127)	(3,807)
Purchase of domain name	(250)	—
Cash paid in the acquisition of Power-Glide	(119)	—
Capitalized curriculum development costs	(8,544)	(6,957)

Net cash used in investing activities	(14,040)	(10,764)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	74,493	—
Cash received from issuance of common stock — Regulation S transaction	15,000	—
Deferred initial public offering costs	(3,226)	—
Net borrowings from (repayments on) revolving credit facility	(1,500)	1,500
Proceeds from (repayments on) notes payable — related party	—	(4,025)
Repayments on capital lease obligations	(3,340)	(676)
Repayments on notes payable	(134)	(31)
Proceeds from exercise of stock options	96	12
Payment of cash dividend	(6,406)	—
Repayment of bank overdraft	(1,577)	—
Release of cash from restricted escrow account	—	2,332

Net cash provided by (used in) financing activities	73,406	(888)

Net change in cash and cash equivalents	65,306	(4,328)

Cash and cash equivalents, beginning of period	1,660	9,475

Cash and cash equivalents, end of period	$66,966	$5,147

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a personal computer. As of March 31, 2008, the Company served schools in 17 states and the District of Columbia. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three and nine months ended March 31, 2008 and 2007, the condensed consolidated statements of cash flows for the nine months ended March 31, 2008 and 2007, and the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended March 31, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, the results of operations for the three and nine months ended March 31, 2008 and 2007, the results of cash flows for the nine months ended March 31, 2008 and 2007 and the redeemable convertible preferred stock and stockholders’ equity (deficit) for the nine months ended March 31, 2008. The results of the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ended June 30, 2008 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date.

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

We capitalize curriculum development costs incurred during the application development stage in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, payroll-related costs, and interest costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. Included in capitalized curriculum development are licenses of curriculum which we purchase from third parties. In November 2007, we purchased a perpetual license of curriculum media in the amount of $3 million. The purchase agreement includes a provision for future royalty payments. The curriculum will be included as part of our high school offering and will be amortized over five years.

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

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except share		(In thousands, except share
	and per share data)		and per share data)

Net income (loss) available to common shareholders — basic and diluted	$2,460	$(5,448)	$1,411	$(13,039)
Weighted average common shares outstanding — basic	27,449,893	1,999,343	11,700,017	1,999,099
Weighted average common shares outstanding — diluted	28,780,389	1,999,343	12,706,126	1,999,099
Net income (loss) per common share:
Basic	$0.09	$(2.72)	$0.12	$(6.52)
Diluted	$0.09	$(2.72)	$0.11	$(6.52)

The basic and diluted weighted average common shares outstanding for the three and nine months ended March 31, 2008 reflect the weighted average effect of the conversion of preferred stock to common stock upon the closing of the initial public offering on December 18, 2007. The number of shares of common stock outstanding at March 31, 2008 is 27,726,850.

5.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective July 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

6.	Stock Option Plan

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the prospective transition method which requires the Company to apply the provisions of SFAS No. 123R only to awards granted, modified, repurchased or

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

cancelled after July 1, 2006. Equity-based compensation expense for all equity-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

The Company uses the Black-Scholes-Merton method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to July 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on historical closing stock prices of a pool of comparable companies. The dividend yield is zero as the Company has no present intention to pay cash dividends.

SFAS 123R requires management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

The Company has granted stock options under the Stock Option Plan (Plan) adopted in May 2000. The Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. These options totaled 1,441,168 as of March 31, 2008.

Stock option activity including stand-alone agreements during the nine months ended March 31, 2008 was as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, June 30, 2007	3,622,850	$9.21
Granted	1,420,535	15.02
Exercised	(13,739)	7.03
Canceled	(75,948)	8.90

Outstanding, March 31, 2008	4,953,698	$10.89

The total intrinsic value of options exercised during the nine months ended March 31, 2008 was $0.1 million.

The following table summarizes the option grant activity for the nine months ended March 31, 2008.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2007	1,207,850	$13.66	$9.28	$0.00
August 2007	1,838	$13.66	$11.78	$0.00
February 2008	210,847	$22.82	$22.82	$0.00

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

A summary of the Company’s unvested stock options, including those related to stand-alone agreements, as of June 30, 2007 and changes during the nine months ended March 31, 2008 are presented below:

		Weighted
		Average
	Unvested	Grant Date
	Options	Fair Value

Unvested options outstanding, June 30, 2007	1,517,375	$5.02
Granted	1,420,535	15.02
Vested	(275,250)	7.82
Exercised	(13,739)	7.03
Canceled	(75,948)	8.90

Unvested options outstanding, March 31, 2008	2,572,973	$14.36

As of March 31, 2008, there was $4.4 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plan adopted in May 2000. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the nine months ended March 31, 2008 was $2.2 million. During the nine months ended March 31, 2008, the Company recognized $1.0 million of stock based compensation.

On July 3, 2007, the Board of Directors (Board) approved the grant of 642,754 stock options with an exercise price of $13.66 per share, subject to the amendment of the Stock Option Plan. On July 12, 2007, the Board authorized the Company to seek shareholder approval to amend the Stock Option Plan by increasing the number of shares reserved for issuance from approximately 2.549 million to 3.922 million. The Board also approved the grant of 617,644 options to certain officers of the Company with an exercise price of $13.66 per share subject to amendment of the Stock Option Plan. On August 15, 2007, the Board approved the grant of 1,838 stock options with an exercise price of $13.66 per share, subject to the amendment of the Stock Option Plan. On November 5, 2007, the shareholders approved the amendment to the Stock Option Plan to increase the number of shares reserved for issuance. Subsequently, it was determined that the number of stock options approved by the Board on July 3, 2007 inadvertently overstated the number to be granted by 52,548 thus reducing the approved grant amount to 590,206 stock options. Accordingly, the Company did not execute option agreements for the 52,548 stock options and therefore did not record the related stock compensation expense.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding, including those related to stand-alone agreements, as of March 31, 2008:

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$1.02 – $9.18	3,251,939	4.4 years	$7.31	2,374,993	$7.12

$13.66	1,196,795	7.3 years	$13.66	5,732	$13.66

$22.82	210,847	7.9 years	$22.82	—	—

$30.60	294,117	4.8 years	$30.60	—	—

On December 10, 2007, the Company received majority stockholder consent, pursuant to Section 228(a) of the Delaware General Corporation Law (the DGCL), approving the Company’s 2007 Equity Incentive Award Plan and its 2007 Employee Stock Purchase Plan (which are more fully described in the Company’s registration statement on Form S-1, Registration Number 333-144894). All stockholders were notified of the approval of these plans, pursuant to Section 228(e) of the DGCL, on December 20, 2007. The 2007 Equity Incentive Award Plan and the 2007 Employee Stock Purchase Plan were adopted by the Company’s Board of Directors on October 30, 2007. There were 210,847 stock options granted under the 2007 Equity Incentive Award Plan for the quarter ended March 31, 2008.

7.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits and other adjudicative proceedings from time to time, including but not limited to, employment and contractual disputes. In addition, two lawsuits have been brought by teacher’s unions that seek the closure of the virtual public schools we serve in Wisconsin and Illinois. Their current status is described below.

Johnson v. Burmaster

On April 7, 2008, the Governor of the State of Wisconsin signed 2007 Wisconsin Act 222 (Act 222) into law. Among other things, Act 222 made significant revisions to the charter school, open enrollment and teacher licensure laws. These statutory changes obviate the holdings of the Wisconsin Court of Appeals in Johnson v. Burmaster, 2008 WI App 4., and ensure that the Wisconsin Virtual Academy (WIVA) can lawfully operate a virtual public charter school and receive open enrollment funding from the Department of Public Instruction (DPI), subject to a statewide enrollment cap of 5,280 students for all public virtual charter schools and other attendance and instructional requirements. With the enactment of Act 222, on April 14, 2008, the Supreme Court of Wisconsin denied the pending Petition for Review of the Court of Appeals decision in Johnson v. Burmaster, filed by WIVA and K12 Inc. on January 4, 2008. The parties jointly submitted a proposed judgment with the Circuit Court on April 29, 2008 in light of Act 222, which if granted will terminate this litigation.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union (CTU) filed a citizen taxpayers lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC as defendants in the case. The Company continues to participate in the defense of CVCS under the Company’s service agreement with that school, which requires the Company to indemnify CVCS for claims arising out of challenges to the validity of the virtual school charter. On March 10, 2008, the Court granted the defendants’ Joint Motion to Dismiss the Plaintiff’s Third Amended Complaint, but also granted leave to the Plaintiff to file a Fourth Amended Complaint. Oral argument on Defendant’s Joint Motion to Dismiss the Fourth Amended Complaint was held on April 11, 2008. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2007 and the nine months ended March 31, 2008 average enrollments in CVCS were 225 and 415, respectively, and the Company derived 1.1% and 0.8%, respectively, of its revenues from CVCS.

The Company expenses legal costs as incurred in connection with a loss contingency.

8.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2008	2007

Cash paid for interest	$973	$139

Cash paid for taxes	$167	$217

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$10,711	$6,574

Business Combination:
— Net working capital	$(190)	$—

— Property and equipment	$33	$—

— Capitalized curriculum development costs	$2,263	$—

— Intangible assets	$189	$—

— Deferred tax liabilities	$(936)	$—

— Goodwill	$2,551	$—

— Assumed liabilities	$1,271	$—

— Issuance of the Company’s common stock	$2,520	$—

Conversion of preferred stock to common stock upon initial public offering	$238,408	$—

Purchase of perpetual license agreement/accrued liabilities	$150	$—

9.	Equity Transactions

Exercise of Stock Warrants

In March 2008, certain shareholders exercised stock purchase warrants with a strike price of $6.83 per share for an aggregate net issuance of 332,034 shares of common stock. These previously disclosed warrants

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

were exercised on a cashless basis, as provided for under the terms of the warrant agreement. The warrants were set to expire in April 2008.

10.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of this statement on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of the statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS No. 157, Fair Value Measurements, are adopted concurrently with SFAS No. 159. The Company does not believe that it will adopt the provisions of this statement.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141R. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, management anticipates that the adoption of SFAS No. 161 will not have a material effect on our financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in our Form 10-Q for the Quarter ended December 31, 2007, including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894) and Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-Q for the period ended December 31, 2007.

Overview

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $120 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications.

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

We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions, under long-term contracts. As of March 31, 2008, substantially all of our enrollments were served through 25 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services, located in 17 states and the District of Columbia. For the nine months ended March 31, 2008, approximately 82% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 76% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by each school, up to the level of costs incurred by each school. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

Critical Accounting Policies

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. Critical accounting policies are disclosed in our 2007 audited financial statements, which are included in the Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894). Other than described in the condensed consolidated financials, there have been no significant updates to our critical accounting policies from those disclosed in the Prospectus.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Total enrollments	42,048	27,908	41,095	27,260

Enrollments associated with managed schools as a percentage of total enrollments	82.6%	76.9%	81.9%	76.3%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Revenues	$56,016	$34,831	$169,760	$104,930

Cost and expenses
Instructional costs and services	32,062	17,904	98,820	55,103
Selling, administrative, and other operating expenses	17,032	12,644	49,681	35,059
Product development expenses	2,542	2,083	7,529	5,855

Total costs and expenses	51,636	32,631	156,030	96,017

Income from operations	4,380	2,200	13,730	8,913
Interest income (expense), net	309	(117)	(383)	(474)

Income before income taxes	4,689	2,083	13,347	8,439
Income tax benefit (expense)	(2,229)	(51)	3,323	(227)

Net income	$2,460	$2,032	$16,670	$8,212

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	57.2	51.4	58.2	52.5
Selling, administrative, and other operating expenses	30.4	36.3	29.3	33.4
Product development expenses	4.6	6.0	4.4	5.6

Total costs and expenses	92.2	93.7	91.9	91.5

Income from operations	7.8	6.3	8.1	8.5
Interest income (expense), net	0.6	(0.3)	(0.2)	(0.5)

Income before income taxes	8.4	6.0	7.9	8.0
Income tax benefit (expense)	(4.0)	(0.1)	1.9	(0.2)

Net income	4.4%	5.9%	9.8%	7.8%

Comparison of the Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

Revenues. Our revenues for the three months ended March 31, 2008 were $56.0 million, representing an increase of $21.2 million, or 60.8%, as compared to revenues of $34.8 million for the three months ended March 31, 2007. Average enrollments increased 50.7% to 42,048 for the three months ended March 31, 2008 from 27,908 for the three months ended March 31, 2007. The increase in average enrollments was primarily attributable to 40.1% enrollment growth in existing states. New school openings contributed approximately 10.6% to enrollment growth. For both new and existing states, high school enrollments contributed approximately 12.5% to overall enrollment growth. High school enrollments comprise approximately 13.8% of our total average enrollment. Also contributing to the growth in revenues was a 6.7% increase in average revenues per enrollment. This increase was primarily attributable to an increase in the percentage of enrollments associated with managed schools, which generate higher revenues per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 82.6% for the three months ended March 31, 2008 from 76.9% for the three months ended March 31, 2007.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the three months ended March 31, 2008 were $32.1 million, representing an increase of $14.2 million, or 79.1% as compared to instructional costs and services of $17.9 million for the three months ended March 31, 2007. This increase was primarily attributable to additional costs incurred to support our enrollment growth including a $10.6 million increase in expenses to operate and manage virtual public schools and a $3.3 million increase in costs to supply books, educational materials and computers to students. As a percentage of revenues, instructional costs increased to 57.2% for the three months ended March 31, 2008, as compared to 51.4% for the three months ended March 31, 2007. The increase in instructional costs and service expenses as a percentage of revenues is primarily due to an increase in enrollments associated with managed schools compared with non-managed schools. Managed school enrollments have higher costs as a percentage of revenues due to the high level of support services provided to the school. Also contributing to the increase was the rapid growth in high school enrollments relative to total enrollments. The high school instructional model has not yet attained scale and the costs of teacher and administrative support on a per student basis are higher than those of K-8 students.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for the three months ended March 31, 2008 were $17.0 million, representing an increase of $4.4 million, or 34.7%, as compared to selling, administrative and other operating expenses of $12.6 million for the three months ended March 31, 2007. This increase is primarily attributable to a $2.6 million increase in personnel costs primarily due to increased headcount and a $0.6 million increase in professional service costs. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 30.4% for the three months ended March 31, 2008 compared to 36.3% for the three months ended March 31, 2007 as we gained greater leverage on our corporate overhead and selling resources.

Product Development Expenses. Product development expenses for the three months ended March 31, 2008 were $2.5 million, representing an increase of $0.4 million, or 22.0%, as compared to product development expenses of $2.1 million for the three months ended March 31, 2007. As a percentage of revenues, product development expenses declined to 4.6% for the three months ended March 31, 2008 from 6.0% for the three months ended March 31, 2007 as we were able to leverage these costs over a larger revenue base generated from the growth in enrollments.

Income from Operations. Income from operations for the three months ended March 31, 2008 was $4.4 million, representing an increase of $2.2 million, or 99.1%, as compared to income from operations of $2.2 million for the three months ended March 31, 2007. Income from operations as a percentage of revenues increased to 7.8% for the three months ended March 31, 2008, as compared to 6.3% for the three months ended March 31, 2007, as a result of the factors discussed above.

Net Interest Income. Net interest income for the three months ended March 31, 2008 was $0.3 million as compared to net interest expense of $0.1 million for the three months ended March 31, 2007. The change is primarily due to interest income for the three months ended March 31, 2008 of $0.5 million generated on the net cash proceeds from our initial public offering (IPO). This income is partially offset by interest expense on capital lease obligations for the three months ended March 31, 2008 of $0.2 million.

Income Taxes. Income tax expense for the three months ended March 31, 2008 was $2.2 million, or 47.5% of income before income taxes. This is higher than statutory rates due to permanent differences between taxable income and book income. Income tax expense of $0.1 million was recorded for the three months ended March 31, 2007, as we were able to utilize net operating loss carry-forwards that were fully reserved for in prior periods.

Net Income. Net income for the three months ended March 31, 2008 was $2.5 million, representing an increase of $0.5 million, as compared to net income of $2.0 million for the three months ended March 31, 2007. Net income as a percentage of revenues decreased to 4.4% for the three months ended March 31, 2008, as compared to 5.9% for the three months ended March 31, 2007, largely due to the impact of income taxes as well as the other factors discussed above.

Comparison of the Nine Months Ended March 31, 2008 and Nine Months Ended March 31, 2007

Revenues. Our revenues for the nine months ended March 31, 2008 were $169.8 million, representing an increase of $64.9 million, or 61.8%, as compared to revenues of $104.9 million for the nine months ended March 31, 2007. Average enrollments increased 50.8% to 41,095 for the nine months ended March 31, 2008 from 27,260 for the nine months ended March 31, 2007. The increase in average enrollments was primarily attributable to 39.9% enrollment growth in existing states. New school openings contributed approximately 10.9% to enrollment growth. For both new and existing states, high school enrollments contributed approximately 11.9% to overall enrollment growth. High school enrollments comprise approximately 13.8% of our total average enrollment. Also contributing to the growth in revenues was a 7.3% increase in average revenues per enrollment. This increase was primarily attributable to an increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-

managed school enrollments. The percentage of enrollments associated with managed schools increased to 81.9% for the nine months ended March 31, 2008 from 76.3% for the nine months ended March 31, 2007.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the nine months ended March 31, 2008 were $98.8 million, representing an increase of $43.7 million, or 79.3% as compared to instructional costs and services of $55.1 million for the nine months ended March 31, 2007. This increase was primarily attributable to additional costs incurred to support our enrollment growth including a $30.1 million increase in expenses to operate and manage virtual public schools and a $13.6 million increase in costs to supply books, educational materials and computers to students. As a percentage of revenues, instructional costs increased to 58.2% for the nine months ended March 31, 2008, as compared to 52.5% for the nine months ended March 31, 2007. The increase in instructional costs and service expenses as a percentage of revenues is primarily due to higher costs to procure and supply materials due to greater than anticipated enrollments, higher per student costs for high school because our instructional model has not yet attained scale, and an increase in enrollments associated with managed schools, which have higher costs as a percentage of revenue than non-managed school enrollments due to the high level of support services provided to the school.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for nine months ended March 31, 2008 were $49.7 million, representing an increase of $14.6 million, or 41.7%, as compared to selling, administrative and other operating expenses of $35.1 million for the nine months ended March 31, 2007. This increase is primarily attributable to a $7.8 million increase in personnel costs primarily due to increased headcount and a $3.9 million increase in professional services. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 29.3% for the nine months ended March 31, 2008 compared to 33.4% for the nine months ended March 31, 2007 as we gained greater leverage on our corporate overhead and selling resources.

Product Development Expenses. Product development expenses for the nine months ended March 31, 2008 were $7.5 million, representing an increase of $1.6 million, or 28.6%, as compared to product development expenses of $5.9 million for the nine months ended March 31, 2007. As a percentage of revenues, product development expenses declined to 4.4% for the nine months ended March 31, 2008 from 5.6% for the nine months ended March 31, 2007 as we were able to leverage these costs over a larger revenue base generated from the growth in enrollments.

Income from Operations. Income from operations for the nine months ended March 31, 2008 was $13.7 million, representing an increase of $4.8 million, or 54.0%, as compared to income from operations of $8.9 million for the nine months ended March 31, 2007. Income from operations as a percentage of revenues decreased to 8.1% for the nine months ended March 31, 2008, as compared to 8.5% for the nine months ended March 31, 2007, as a result of the factors discussed above.

Net Interest Expense. Net interest expense for the nine months ended March 31, 2008 was $0.4 million, a decrease of $0.1 million, from $0.5 million for the nine months ended March 31, 2007. The decrease in net interest expense is primarily due to interest income generated on the net cash proceeds from our IPO, partially offset by an increase in interest charges on increased capital lease obligations.

Income Taxes. Income tax benefit for the nine months ended March 31, 2008 was $3.3 million. Our provision for income taxes for the nine months ended March 31, 2008 was $6.4 million, or 47.7% of income before income taxes. Our estimated tax rate for the 2008 fiscal year is approximately 47.6%. This is higher than statutory rates due to permanent differences between taxable income and book income. The tax provision was offset by a $9.7 million tax benefit we recognized as we were able to utilize a portion of our net deferred tax assets that were fully reserved for in prior periods. On a full year basis for fiscal year 2008, the Company believes that it has sufficient net operating losses to offset all recorded income for the year. Income tax expense was $0.2 million for the nine months ended March 31, 2007, primarily attributable to state tax liabilities and the use of net operating loss carry-forwards that were fully reserved for in prior periods.

Net Income. Net income for the nine months ended March 31, 2008 was $16.7 million, representing an increase of $8.5 million, or 103.0%, as compared to net income of $8.2 million for the nine months ended March 31, 2007. Net income as a percentage of revenues increased to 9.8% for the nine months ended March 31, 2008, as compared to 7.8% for the nine months ended March 31, 2007, as a result of the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2008 and June 30, 2007, we had cash and cash equivalents of $67.0 million and $1.7 million, respectively. We financed our operating activities and capital expenditures during the three and nine months ended March 31, 2008 through cash provided by operating activities, capital lease financing, short-term debt and the net proceeds from the completion of our initial public offering and private placement transaction.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2008 was $5.9 million compared to net cash provided by operating activities of $7.3 million for the nine months ended March 31, 2007.

The overall reduction of $1.4 million was due to an increase in net income of $8.5 million and depreciation and amortization of $4.2 million, primarily offset by a $3.4 million adjustment for deferred income taxes and a $17.1 million increase in the amount of cash used to finance accounts receivable. The increase in accounts receivable is primarily attributable to the growth in revenues as well as slower initial payments from new schools. In addition, we generated $1.6 million in additional working capital through increases in accrued liabilities related to the timing and amount of vendor payments as well as $2.0 million from additional accrued compensation and benefits stemming from the increase in the number of employees.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2008 and 2007, was $14.0 million and $10.8 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2008 was primarily due to investment in capitalized curriculum of $8.5 million primarily related to the production of proprietary high school courses. In addition, we invested $5.1 million in property and equipment and financed purchases of $10.7 million of computers and software, primarily for use by students, through capital leases.

Net cash used in investing activities for the nine months ended March 31, 2007 was attributable to investment in capitalized curriculum of $7.0 million, primarily related to the development of high school courses. In addition, we invested $3.8 million in property and equipment and financed purchases of $6.6 million of computers and software, primarily for use by students, through capital leases.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2008 was $73.4 million as compared to net cash used in financing activities for the nine months ended March 31, 2007 of $0.9 million.

In December, 2007, we completed the initial public offering of our common stock in which we sold and issued 4,450,000 shares of our common stock, at an issue price of $18.00 per share. We raised a total of $80.1 million in gross proceeds from the IPO, or approximately $71.0 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $3.5 million. Concurrently with the closing of the IPO and at the initial public offering price, we sold 833,333 shares of common stock at the initial public offering price of $18.00 per share for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act of 1933.

Also concurrently with the closing of the IPO, the holders of Redeemable, Convertible Series C Preferred stock were paid a cash dividend of $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual cumulative dividend that would have normally accrued on January 2, 2008.

For the nine months ended March 31, 2008, net cash used for the repayment of short term debt was $1.5 million and cash used for the repayment of capital leases was $3.3 million. As of March 31, 2008, there were no borrowings outstanding on our $20 million line of credit.

For the nine months ended March 31, 2007, cash used for the repayment of debt was $4.0 million and cash used for the repayment of capital leases was $0.7 million. Offsetting these items were borrowings on the line of credit by $1.5 million in addition to the release of cash from the restricted escrow account by $2.3 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended March 31, 2008.

The following summarizes our long-term contractual obligations as of March 31, 2008:

	For the Twelve Months Ending March 31,
	Total	2009	2010	2011	2012	2013	Thereafter
	(dollars in thousands)

Contractual Obligations at March 31, 2008
Capital leases(1)	$15,500	$6,906	$6,062	$2,532	$—	$—	$—
Operating leases	16,530	2,448	1,791	1,573	1,591	1,540	7,587
Long-term obligations	247	170	71	6	—	—	—

Total	$32,277	$9,524	$7,924	$4,111	$1,591	$1,540	$7,587

(1)	Includes interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2008 and June 30, 2007, we had cash and cash equivalents totaling $67.0 million and $1.7 million, respectively. After the completion of our initial public offering, excess cash has been invested primarily in bank overnight deposits although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of March 31, 2008, fluctuations in interest rates would not have a material impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in a foreign country, but we do not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates will not have a material impact on our financial statements. However, we are pursuing opportunities in international markets. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits and other adjudicative proceedings from time to time, including, but not limited to, employment and contractual disputes. In addition, two lawsuits have been brought by teacher’s unions that seek the closure of the virtual public schools we serve in Wisconsin and Illinois. The current status of each case is described below.

Johnson v. Burmaster

On April 7, 2008, the Governor of the State of Wisconsin signed 2007 Wisconsin Act 222 (Act 222) into law. Among other things, Act 222 made significant revisions to the charter school, open enrollment and teacher licensure laws. These statutory changes obviate the holdings of the Wisconsin Court of Appeals in Johnson v. Burmaster, 2008 WI App 4., and ensure that the Wisconsin Virtual Academy (WIVA) can lawfully operate a virtual public charter school and receive open enrollment funding from the Department of Public Instruction (DPI), subject to a statewide enrollment cap of 5,280 students for all public virtual charter schools and other attendance and instructional requirements. With the enactment of Act 222, on April 14, 2008, the Supreme Court of Wisconsin denied the pending Petition for Review of the Court of Appeals decision in Johnson v. Burmaster, filed by WIVA and K12 Inc. on January 4, 2008. The parties jointly filed a proposed judgment with the Circuit Court on April 28, 2008 in light of Act 222, which if granted will terminate this litigation.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union (CTU) filed a citizen taxpayers lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC as defendants in the case. The Company continues to participate in the defense of CVCS under our service agreement with that school, which requires us to indemnify CVCS for claims arising out of challenges to the validity of the virtual school charter. On March 10, 2008, the Court granted the defendants’ Joint Motion to Dismiss the Plaintiff’s Third Amended Complaint, but also granted leave to Plaintiff’s to file a Fourth Amended Complaint. Oral argument on Defendant’s Joint Motion to Dismiss the Fourth Amended Complaint was held on April 11, 2008. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2007 and the nine months ended March 31, 2008 average enrollments in CVCS were 225 and 415, respectively, and we derived 1.1% and 0.8%, respectively, of our revenues from CVCS.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Prospectus that forms a part of our Registration Statement on Form S-1, as amended, which Prospectus was filed pursuant to Rule 424(b)(4) on December 14, 2007 (Registration No. 333-144894) as well as in our Form 10-Q for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None .

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

Date: May 8, 2008
/s/  Ronald J. Packard
Ronald J. Packard
Chief Executive Officer
(Principal Executive Officer and Authorized
Signatory)

/s/  John F. Baule
John F. Baule
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Authorized
Signatory)

EXHIBIT INDEX

Number		Description

31	.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.