Form 10-K
period 2008-06-30
K12 INC
filed 2008-09-26
CIK 1157408

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33883

K12 Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (I.R.S. Employer Identification No.)

2300 Corporate Park Drive Herndon, VA 20171 (Address of principal executive offices)	(703) 483-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 par value

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 31, 2007 was approximately $552,575,465.

Number of shares outstanding of each class of common equity as of September 22, 2008: 28,687,321 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K specific portions of its proxy statement for the registrant’s 2008 Annual Meeting of Stockholders to be held November 21, 2008.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Report to “K12”, “K12”, “Company”, “we”, “our”, “us” refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to: the reduction of per pupil funding amounts at the schools we serve; reputation harm resulting from poor performance or misconduct of other virtual school operators; challenges from virtual public school opponents; failure of the schools we serve to comply with regulations resulting in a loss of funding; discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes; termination of our contracts with schools due to a loss of authorizing charter, failure to renew existing contracts with schools; and increased competition.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1 — Item 1A — Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1 — Item 1A — Risk Factors” of this Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $130 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications. From fiscal year 2005 to fiscal year 2008, we increased average enrollments in the virtual public schools we serve from approximately 15,100 students to 40,800 students, representing a compound annual growth rate of approximately 39%. Over the same period, we increased revenues from $85.3 million to $226.2 million, representing a compound annual growth rate of approximately 38%, and increased EBITDA from $2.2 million to $25.6 million. Also, over that period, we went from a net loss of $3.5 million to net income of $33.8 million (inclusive of a one-time tax benefit of $27.0 million) and from an operating loss of $3.3 million to operating income of $13.0 million.

We believe we are unique in the education industry because of our direct involvement in every component of the educational development and delivery process. Most educational content, software and service providers typically concentrate on only a portion of that process, such as publishing textbooks, managing schools or providing testing and assessment services. This traditional segmented approach has resulted in an uncoordinated and unsatisfactory education for many students. Unburdened by legacy, we have taken a holistic approach to the design of our learning system. We have developed an engaging curriculum which includes online lessons delivered over our proprietary school platform. We combine this with a rigorous system to test and assess students and processes to manage school performance and compliance. In addition, our professional development programs enable teachers to better utilize technology for instruction. Our end-to-end learning system is designed to maximize the performance of the schools we serve and enhance student academic achievement.

As evidence of the benefit of our holistic approach, the virtual public schools we serve generally test near, and in some cases above, state averages on standardized achievement tests. These results have been achieved despite the enrollment of a significant number of new students each school year who have had limited exposure to our learning system prior to taking these required state tests. Students using our learning system for at least three years usually perform better on standardized tests relative to state averages than students using it for one year or less. The efficacy of our learning system has also helped us achieve high levels of customer satisfaction. According to a 2008 independent survey we commissioned of parents of K-8 students enrolled in virtual public schools we serve, approximately 96% of respondents stated that they were either satisfied or very satisfied with our curriculum and 95% of respondents stated that they would recommend our curriculum to other families. The survey was conducted by TRC, an independent research firm, in January 2008.

We deliver our learning system to students primarily through virtual public schools. As with any public school, these schools must meet state educational standards, administer proctored exams and are subject to fiscal oversight. The fundamental difference is that students attend virtual public schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, and face-to-face. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or private school is not an option, virtual public schools can provide a compelling choice. This widespread availability makes them the “most public” of schools. From an education policy standpoint, virtual public schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average reported by the U.S. Department of Education. Finally, because parents are not required to pay tuition, virtual public schools make our learning system available to the broadest range of students.

We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions, under long-term contracts. These contracts provide the basis for a recurring revenue stream as students progress through successive grades. Additionally, without the requirement of a physical classroom, virtual schools can be scaled quickly to accommodate a large dispersed student population, and allow more capital resources to be allocated towards teaching, curriculum and technology rather than towards a physical infrastructure.

Substantially all of our enrollments are served through 32 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services. For the most part, these schools are able to enroll students on a statewide basis in 21 states and the District of Columbia. In addition, a small number of enrollments are served by an additional 29 schools that only enroll students in a single school district. The services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts. These services generally consist of our student account management systems, administrator and teacher training programs, and student placement support. Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted portions of our curriculum in brick and mortar classrooms with promising academic results. Finally, in January 2008 we launched the K12 International Academy, a private school fully operated by K12 and using the K12 curriculum. This school enables K12 to deliver our learning system to students worldwide.

Families that choose our learning system for their children come from a broad range of social, economic and academic backgrounds. They share, however, the desire for an individualized learning program to maximize their children’s potential. Examples include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a “one size fits all” traditional classroom; (ii) safety concerns about their local school; (iii) students with disabilities for which traditional classrooms are problematic; (iv) students with geographic or travel constraints; and (v) student athletes and performers who are not able to attend regularly scheduled classes. Our individualized learning approach allows students to optimize their individual academic performance and, therefore, their chances of achieving their goals.

Our History

We were founded in 2000 to utilize the advances in technology to provide children access to a high-quality public school education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. These concerns were reflected in the passage of the No Child Left Behind (NCLB) Act of 2001, which implemented new standards and accountability requirements for public K-12 education. The convergence of these concerns and rapid advances in Internet technology created the opportunity to make a significant impact by deploying a high quality learning system on a flexible, online platform.

In September 2001, after 18 months of research and development on our curriculum, we launched our kindergarten through 2nd grade offering. We initially launched our learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. During the 2002-03 school year, we added our 3rd through 5th grade offering and entered into contracts to operate virtual public schools in California, Idaho, Ohio, Minnesota and Arkansas, increasing our average enrollment to approximately 5,900 students during the 2002-03 school year. For the 2003-04 school year, we added our 6th and 7th grade offerings and began serving students in Arizona, Florida, Utah and Wisconsin. During the 2004-05 school year, we added our 8th grade offering, began serving students in Kansas, and increased total enrollment to approximately 15,100 students. In the 2005-06 school year, we initiated service to a virtual public school in Texas. During the 2006-07 school year, we began serving students in the state of Washington and implemented a hybrid school offering in Chicago that combines face-to-face time in the classroom with online instruction. We recently entered the virtual high school market, enrolling 9th and 10th grade students at the start of the 2005-06 and 2006-07 school years, respectively, and enrolling 11th and 12th grade students at the start of the 2007-08 school year. We added contracts to operate virtual public schools in Georgia and Nevada for the 2007-08 school year and increased average enrollment to approximately 40,800 for the year. Finally, for the 2008-09 school year, we began managing state-wide virtual public schools in South Carolina, Hawaii and Oregon, as well as a hybrid program in Indiana.

In October 2007, the Company acquired Power-Glide Knowledge Courses Inc. (Power-Glide), a provider of online world language courseware for $4.1 million consisting of shares of common stock and the assumption of liabilities. We use these courses in our virtual public schools and believe they have wide applicability in online learning.

In January 2008, we launched the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve. The school is accredited by the Commission on International and Trans-Regional Accreditation (CITA), the Southern Association of Colleges and Schools (SACS), and is recognized by the State of Virginia as a degree granting institution of secondary learning. In addition, the K12 International Academy has a branch facility in Dubai which we operate under a joint venture with a local partner to reach students in the Gulf Cooperating Countries.

We believe we have significant growth potential. Therefore over the last three years, we have put a great deal of effort into developing the infrastructure necessary to scale our business. We further developed our logistics and technological infrastructure and implemented sophisticated financial systems to allow us to more effectively operate a large and growing company.

Our Market

The U.S. market for K-12 education is large and growing. For example:

•	According to the National Center for Education Statistics (NCES), a division of the U.S. Department of Education, 49.8 million students will attend K-12 public schools during the 2008-09 school year. In addition, according to National Home Education Research, approximately two million students are home schooled and, according to a March 2006 NCES report, approximately five million students are enrolled in private schools.

•	According to the NCES, the public school system alone will encompass more than 97,000 schools and 14,000 districts during the 2008-09 school year.

•	The NCES estimates that total spending in the public K-12 market will be $519 billion for the 2008-09 school year.

Parents and lawmakers are demanding increased standards and accountability in an effort to improve academic performance in U.S. public schools. As a result, each state is now required to establish performance standards and to regularly assess student progress relative to these standards. We expect continued focus on academic standards, assessments and accountability in the near future.

Many parents and educators are also seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1988 to provide an alternative to traditional public schools. Currently, 40 states and the District of Columbia have passed charter school legislation and there are approximately 4,100 charter schools in the U.S. with an estimated enrollment of over 1.2 million students according to the Center for Education Reform. Similarly, acceptance of online learning initiatives, including not only virtual schools but also online testing and Internet-based professional development, has become widespread. As of June 2008, 42 states had established some form of online learning initiative, and Michigan recently became the first state to pass legislation mandating that high school students take part in an “online learning experience” in order to graduate.

Virtual public schools represent one approach to online learning that is gaining acceptance. According to the Center for Education Reform, as of January 2007 there were 173 virtual schools with total enrollment exceeding 92,000 students, operating in 18 states compared to just 86 virtual schools in 13 states with total enrollment of 31,000 students in the 2004-05 school year. Virtual schools can offer a comprehensive curriculum and flexible delivery model; therefore, we believe that a growing number of families will pursue virtual public schools as an attractive public school alternative. Given these statistics and the nascence of this market, we believe there is a significant opportunity for a high-quality, trusted, national education provider to serve virtual public schools.

Educational Philosophy

The design, development and delivery of our learning system is based on the following set of guiding principles:

•	Apply “Tried and True” Educational Approaches for Instruction. Our learning system is designed to utilize both “tried” and “true” methods to drive academic success. “True” methodologies are based on cognitive research regarding the way in which individuals learn. We also supplement our learning system with teaching tools and methodologies that have been tested, or “tried,” and proven to be effective. This “tried and true” philosophy allows us to benefit from both decades of research about learning, and effective methods of teaching.

•	Employ Technology Appropriately for Learning. While all of our courses are delivered primarily through an online platform and generally include a significant amount of online content, we employ technology only where we feel it is appropriate and can enhance the learning process. In addition to online content, our curriculum includes a rich mix of offline course materials, including engaging textbooks and hands-on materials such as phonics kits and musical instruments. We believe our balanced use of technology and offline materials helps to maximize the effectiveness of our learning system.

•	Base Learning Objectives on Rich Content and “Big Ideas.” We refer to “big ideas” as the key, subconscious frameworks that serve as the foundation to a student’s future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist’s understanding of quantum mechanics; therefore, we teach 1st graders the fundamentals of waves. We use these “big ideas” to organize and provide the master objectives of every course we develop. We then utilize rich, engaging content to best communicate these concepts to students to promote mastery of the topics.

•	Assess Every Objective to Ensure Mastery. Ongoing assessments are the most effective way to evaluate a student’s mastery of a lesson or concept. To facilitate effective assessment, our curriculum establishes clear objectives for each lesson. Throughout a course, each student’s progress is assessed and evaluated by a teacher at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well-timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.

•	Facilitate Flexibility as the Level, Pace and Hours Spent on Each Objective Vary by Child. We believe that each student should be challenged appropriately. Generally, adequate progress for most students is to complete one academic year’s curriculum within a nine-month school year. Each individual student may take greater or fewer instructional hours and more or less effort than the average student to achieve this progress. Our learning system is designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

•	Prioritize Important, Complex Objectives. We have developed a clear understanding of those subjects and concepts that are difficult for students. Greater instructional effort is focused on the most important and difficult concepts and skills. We use existing research, feedback from parents and students and experienced teacher judgments to determine these priorities, and to modify our learning system to guide the allocation of each student’s time and effort.

Products and Services

Our Products

K12 Curriculum

Our curriculum consists of the K12 online lessons, offline learning kits and teachers’ guides. We have developed an extensive catalogue of proprietary courses, consisting of more than 14,000 lessons, designed to teach concepts to students from kindergarten through 12th grade. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. A single course generally consists of 120 to 180 individual lessons.

Online Lessons.  Our online lessons are accessed through our Online School (OLS) platform. Each online lesson provides the roadmap for the entire lesson including direction to specific online and offline materials, online lesson content and a summary of the major objectives for the lesson. Lessons utilize a combination of innovative technologies including flash animations and online interactivity, coordinated textbooks and hands-on materials and individualized feedback to create an engaging, responsive and highly effective curriculum. Each lesson also contains an online assessment to ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assessment, are also included.

Offline Learning Kits.  Most of our courses utilize a series of offline learning kits in conjunction with the online lessons to help maximize the effectiveness of our learning system. In addition to receiving access to our online lessons through the Internet, each student receives a shipment of offline materials, including textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials which are incorporated throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate in our learning system. Most of the textbooks we use are proprietary textbooks that are written in a way that is designed to be engaging to students and to compliment the online experience. We believe that our ability to combine online lessons and offline materials so effectively is a competitive advantage.

Teachers’ Guides.  All of our courses are paired with a teacher’s guide. Each guide outlines the course objectives, refers back to all of the course content that is contained in the online and offline course materials, includes answers and explanations to the exercises that the students complete and contains suggestions for explaining difficult concepts to students.

Courses Offered

The following table provide a list of our K-8 and high school course offerings:

	English and Language Arts	Mathematics	Science	History	World Languages	Music/Art/Other

Elementary School	Kindergarten Language Arts
Kindergarten Phonics
1st Grade Language Arts
1st Grade Phonics
2nd Grade Language Arts
3rd Grade Language Skills
3rd Grade Spelling
3rd Grade Literature
4th Grade Language Skills
4th Grade Spelling
4th Grade Literature
5th Grade Language Skills
5th Grade Spelling
5th Grade Literature	Kindergarten Math 1st Grade Math 2nd Grade Math 3rd Grade Math 4th Grade Math 5th Grade Math	Kindergarten Science 1st Grade Science 2nd Grade Science 3rd Grade Science	Kindergarten History 1st Grade History 2nd Grade History 3rd Grade History 4th Grade History American History Before 1865	Spanish Elementary Year 1 Spanish Elementary Year 2 French Elementary Year 1 French Elementary Year 2 German Elementary Year 1 German Elementary Year 2 Latin Elementary Year 1	Kindergarten Art
1st Grade Art
2nd Grade Art
3rd Grade Art
4th Grade Art
Intermediate Art: American A

Preparatory Music
Beginning 1 Music
Beginning 2 Music
Introduction to Music
Intermediate 1 Music
Intermediate 2 Music
Intermediate 3 Music
Exploring Music

Middle School	Intermediate Language Skills A Intermediate Language Skills B Intermediate Literature A Intermediate Literature B Literary Analysis and Composition	Pre-Algebra A Pre-Algebra B Algebra I	Earth Science Life Science Physical Science	American History Since 1865 Intermediate World History A Intermediate World History B		Intermediate Art: American B Intermediate Art: World A Intermediate Art: World B Music Concepts A Music Concepts B

High School	ENG102: Literary Analysis and Composition I
ENG103: Literary Analysis and Composition I
ENG104: Honors Literary Analysis and Composition I
ENG202: Literary Analysis and Composition II
ENG203: Literary Analysis and Composition II
ENG204: Honors Literary Analysis and Composition II
ENG302: American Literature
ENG303: American Literature
ENG304: Honors American Literature
ENG402: British and World Literature
ENG403: British and World Literature
ENG500: AP® English Language and Composition
ENG510: AP® English Literature and Composition
ENG010: Journalism	MTH102: Math Foundations
MTH112: Pre-Algebra
MTH113: Pre-Algebra
MTH122: Algebra I
MTH123: Algebra I
MTH124: Honors Algebra I
MTH203: Geometry
MTH302: Algebra II
MTH303: Algebra II
MTH312: Business & Consumer Math
MTH403: Pre-Calculus/ Trigonometry
MTH500: AP® Calculus AB
MTH510: AP® Statistics	SCI102: Physical Science
SCI112: Earth Science
SCI113: Earth Science
SCI202: Biology
SCI203: Biology
SCI302: Chemistry
SCI303: Chemistry
SCI304: Honors Chemistry
SCI403: Physics
SCI500: AP® Biology
SCI510: AP® Chemistry
SCI520: AP® Physics B
SCI010: Environmental Science
SCI020: Life Science: Oceanography	HST102: World History
HST103: World History
HST203: Modern World Studies
HST212: Geography and World
Cultures
HST213: Geography and World
Cultures
HST302: U.S. History
HST303: U.S. History
HST304: Honors U.S. History
HST402: U.S. Government and
Politics
HST403: U.S. Government and
Politics
HST412: U.S. and Global Economics
HST413: U.S. and Global Economics
HST500: AP® U.S. History
HST510: AP® U.S. Government and Politics
HST520: AP® Macroeconomics
HST530: AP® Microeconomics
HST540: AP® Psychology
HST010: Anthropology
HST020: Psychology
HST030: Macroeconomics	WLG100: Spanish I
WLG200: Spanish II
WLG300: Spanish III
WLG500: AP® Spanish Language
WLG110: French I
WLG210: French II
WLG310: French III
WLG510: AP® French Language
WLG120: German I
WLG220: German II
WLG130: Latin I
WLG230: Latin II
WLG140: Chinese I
WLG240: Chinese II	ART010: Fine Art
ART020: Music Appreciation

ORN010: Online Learning 08-09
ORN020: Finding Your Path —
Planning for Career and College

OTH010: Skills for Health
OTH020: Physical Education
OTH030: Career Planning
OTH040: Study Skills and
Learning Strategies

BUS010: Business
Communication and Career
Exploration
BUS020: Business and Personal
Relationships
BUS030: Personal Finance

TCH010: Computer Literacy I TCH020: Computer Literacy II
TCH030: Digital Photography
and Graphics
TCH040: Web Design
TCH050: Digital Video Production
TCH060: C++ Programming
TCH070: Game Design I
TCH080: Game Design II
TCH090: 3D Game Creation
TCH016: Flash Animation

Notes: Italicized courses are licensed on a per enrollment basis from third parties for the 2008-09 school year.

K-8 Courses.  From kindergarten through 8th grade, our courses are categorized into six major subject areas: English and Language Arts, Mathematics, Science, History, Art and Music. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education. These courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas that each student will need to master the major subject areas, meet state standards and complete more advanced coursework. Unlike a traditional classroom education, our learning system offers the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. In addition, the flexibility of our learning system allows us to tailor our curriculum to state specific requirements. For example, we have developed 26 courses specifically for use in Texas public schools. Also, beginning in 2008, we have expanded the K-8 offering to include elementary and middle school world language courses in Spanish, French, German, Chinese, and Latin.

High School Courses.  The curriculum sought by students in each of the high school grades is much broader and varies from student to student, largely as a result of the increased flexibility in course selection required for high school students. In order to offer a full suite of courses, including the many elective courses required to meet the needs of high school students, we offer a combination of courses owned by K12 and selected courses licensed from third-parties. In the 2008-09 school year, K12 courses will account for over 90% of total high school course enrollments.

Online School Platform

Our Online School platform is an intuitive, web-based software platform that provides access to our online lessons as well as our lesson planning and scheduling tools and our progress tracking tool, both of which serve a key role in assisting parents and teachers in managing each student’s progress. Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection at any time of the day or night.

•	Lesson Planning and Scheduling Tools. In a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish a master plan for completing these lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student moves through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying during the winter holidays to take time off during the spring, or a student who chooses to take two math classes a day for the first month of the school year and delay art classes until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS.

•	Progress Tracking Tools. Once a master schedule has been established, the OLS delivers lessons based upon the specified parameters. Each day, a student is initially directed to a screen listing the syllabus for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s syllabus to proceed to the next subject. If a student does not complete a lesson during the session, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data is transferred to our proprietary management system for use in providing administrative support services.

•	Assessment Tracking Tools: Independent third-party assessments will be used in most K12-managed schools to pinpoint specific individual student strengths and weaknesses relative to state content standards at the beginning of the school year. These results enable the teacher to develop a highly personalized individual learning plan for students. End of year testing will provide a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

Our Student Administration Management System (SAMS) organizes, updates and reports information that is automatically collected through interfaces with our OLS and related management systems. SAMS collects and provides us with all of the information required to manage student enrollment and monitor student performance. SAMS is also central to collecting and managing all administrative data required to operate a virtual public school. In addition, the information provided by SAMS feeds our proprietary Order Management System (OMS) that generates orders for offline learning kits and computers to be delivered to students. In addition, in 2008 we launched TotalView, which provides administrators, teachers, parents and students a unified view of student progress, attendance, document interaction and learning kit shipment tracking. TotalView also provides a more sophisticated means of tracking of student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year’s performance on state tests.

Student Community Tools

We place a strong emphasis on the importance of building a sense of community in the schools we manage. We offer tools that foster communication and interaction among virtual public school students and parents. We have just launched thebigthinK12, our secure, online community for K12 high school students (age 13 and over), parents, teachers, school administrative staff and K12 staff. It is built using a third party platform and includes the following capabilities: discussion boards, blogs, document repository, calendars, RSS feeds, polls, profiles and private messaging. The community is also professionally monitored by an independent third party. Additionally, our K12 Family Directory web-based tool enables parents of virtual public school students to organize online and offline social activities for their children. Parents can run searches based on criteria such as their child’s location, age or interests (such as hobbies or sports) to locate and contact other parents of children with similar interests to facilitate student interaction.

Our Services

We provide a wide array of services to students and their families as well as directly to virtual public schools. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

Teachers and Related Services.  Teachers are critical to the educational success of students in virtual public schools. Teachers in the virtual public schools that we serve are generally employed by the school, with the ultimate authority over these teachers residing with the school’s governing body. Under our service agreements, we recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual public schools that we serve. For example, for the virtual public school we serve in Pennsylvania, between September 1, 2007 and June 30, 2008 we received approximately twenty applications for each teaching position filled.

We use a rigorous evaluation program for making hiring recommendations to the virtual public schools we serve. We hire teachers who, at a minimum, are state certified and meet the federal requirements for designation as a “Highly Qualified Teacher,” and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual public school environment. Teaching in a virtual public school is characterized by heightened one-on-one student-teacher and parent-teacher interaction, so virtual public school teachers must have strong interpersonal communications skills. Additionally, a virtual public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families.

New virtual public school teachers attend our comprehensive training program during which, among other things, they are introduced to our educational philosophy, our curriculum and our OLS and other technology applications, and are provided strategies for communicating and connecting with students and their families in a virtual public school environment. We also provide ongoing training opportunities for teachers so that they may stay abreast of changing educational standards and key learning trends, which we believe enhances their teaching abilities and effectiveness.

Gifted and Special Education Services.  We believe that our individualized learning system is able to effectively address the educational needs of gifted and special education students because it is self-paced and employs flexible teaching methods. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual public school environment and who oversees and directs the special education programs at the virtual public schools we serve. We direct and facilitate the development and implementation of “individualized education plans” for students with special needs. Our special education program is compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher who arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software.

Student Support Services.  We provide students attending virtual public schools that we serve and their families with a variety of support services to ensure that we effectively meet their educational needs and goals. We offer our “K12 Care” program to address any questions or concerns that students and their parents have during the course of their matriculation. We plan and coordinate social events to offer students opportunities to meet and socialize with their virtual public school peers. Finally, in connection with our high school offering, each student is assigned an advisor and/or a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management Services

Under many of our contracts, we provide virtual public schools with turnkey management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. In 2007, the Commission on International and Trans-regional Accreditation (CITA), a leading worldwide education accreditation agency, thoroughly evaluated our school management services and we ultimately received the prestigious CITA accreditation.

Compliance and Tracking Services.  Operating a virtual public school entails most of the compliance and regulatory requirements of a traditional public school. We have developed management systems and processes designed to ensure that schools we serve are in compliance with all applicable requirements, including tracking appropriate student information and meeting various state reporting requirements. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. As we have expanded into new states, our processes have grown increasingly robust, and we believe our compliance and tracking processes provide us with a distinct competitive advantage.

Financial Support Services.  For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school’s directors to determine their annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs and arrange for external audits.

Facility, Operations and Technology Support Services.  We operate administrative offices and all other facilities on behalf of the virtual public schools we serve. We provide these schools with a complete technology infrastructure. In addition, we provide a comprehensive student help desk solution.

Human Resources Support Services.  We are actively involved in hiring virtual public school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our learning system to identify the attributes desired in future new hires. We also negotiate and secure employment benefits for teachers on behalf of virtual public schools and administer employee benefit plans for virtual public school employees. Additionally, we assist the virtual schools we serve in drafting and implementing administrative policies and procedures.

Product Development

We develop our products and related service offerings through a highly collaborative process that blends cognitive research with an innovative development approach by utilizing best practices from the education industry and other industries. Our approach provides for effective content and rapid time to market. Unlike many traditional content companies that may take several years to develop a new course, our course development process usually takes between six and 12 months, depending upon grade and subject. Our development team includes professionals from the following disciplines:

•	Cognitive Scientists, Evaluation and Research Specialists — conduct and review cognitive research to determine how students master the key ideas in a subject area, the common misconceptions that present obstacles to mastery and available techniques that can effectively address common misconceptions.

•	Curriculum and Teaching Specialists — bring deep subject matter knowledge and experience with a variety of pedagogical approaches to our course design process.

•	Writers and Editors — script out the text of the lessons, ensuring that the information is accurate, meaningful and suitable for the age group we are trying to reach.

•	Instructional Designers — weave together all elements of a lesson and determine the extent to which online, multi-media components, textbooks and other offline materials, and activities can be integrated to achieve the desired learning outcomes.

•	Graphic Artists/Media Specialists/Flash Designers — ensure overall visual integrity of each lesson and build creative and interactive content.

•	Print Designers — design and publish our proprietary textbooks and printed learning materials.

•	User Experience Specialists — work closely with our design teams to ensure that lessons are easy for students to navigate and understand.

•	Training Specialists — concurrent with the development of the courses, develop training materials and programs to support the effective delivery of our curriculum by teachers.

•	Project Managers — coordinate all of the activities, including the work of the above-listed resources to develop the product as designed, on time, and on budget.

Using these highly skilled resources, we follow a six-stage product development process beginning with idea-generation and carrying through to post-production evaluation. Our ability to continually modify our products based upon student, parent and teacher feedback and assessment data is one of the significant advantages of our online curriculum. All of our lessons contain a user feedback button that allows us to identify learning issues on a real-time basis. In a given week, we receive hundreds of feedback items from students, parents and teachers. The related descriptions below illustrate each stage in our product development process.

Blueprint Stage.  During this stage of development, we gather the key requirements for a new product, which may be a new course or a group of related courses. We conduct a thorough review to identify all of the cognitive research related to learning of the subject and gain an understanding of the stages a student will go through in mastering the subject material. We also look at how experts perform in the subject. Expert-novice research has shown that an experts’ knowledge of a domain is contained in a subconscious framework, the components of which can help guide the development of a course. During this stage, we also analyze state standards to confirm that we are encompassing the elements of the nation’s highest state standards and that we are building courses which meet or surpass all state standards.

Design Stage.  We begin the design stage by developing the learning environment in which the product will be used. This includes understanding the types of students that will be using the product, how the course will be taught, the learning objectives within the course and what online and offline materials can be utilized. We then produce a design document and our creative teams develop a work plan for every aspect of the product, including the look and feel of the product, level of functionality and length of the course. We produce, test and refine prototypes with focus groups of students, teachers and parents.

Pre-production Stage.  With the work plan complete, a pre-production team is assembled to develop the scope and sequence of the course. The scope and sequence is an ordered collection of learning objectives based on cognitive research and state standards. These learning objectives, once organized, guide the production team in the creation of the individual course lessons. The pre-production team also creates the list of materials that will be required and provides this list to our logistics group for sourcing.

Production Stage.  During this stage, the product is built in accordance with the work plan. First, manuscripts, storyboards and lesson design specifications are created. Online screens, offline materials such as textbooks, simulations, photographs, and other reference materials are then created, reviewed and refined. Rights for licensed materials are cleared at this point, if needed. Each lesson then goes through a rigorous quality review before being released.

Support Stage.  The goal during this stage is to support the initial launch and ongoing utilization of our lessons and to enhance the products during the course of their useful life. We break this stage down into three components: (i) content development, where we design and develop teacher and student training packages; (ii) alignment and standards analysis, where we examine performance on state tests to determine the extent to which we should refine or adjust the standard alignments initially developed during the blueprint stage; and (iii) long-term maintenance, where we maintain and update the online and offline materials on an ongoing basis based upon feedback from teachers, parents and students.

Evaluation Stage.  The final stage of the product development cycle is the evaluation stage. During this phase, we evaluate the overall performance of our product against the original design specifications. We obtain measurement feedback from a number of sources, including:

•	User Feedback — we receive a substantial amount of feedback from teachers, parents and students. Some feedback is directly incorporated into course modifications. In addition, we observe students in our usability labs and visit students and parents to better understand how our products are being used;

•	Progress Reports — through our OLS, we are able to monitor each student’s progress through a course. This data helps us identify portions of a course that may be especially difficult for students, and may require revision or enhancements; and

•	State Test Scores — students in the virtual public schools we serve participate in proctored state exams. These tests provide an impartial assessment of how these students are performing against established benchmarks and within their state.

Using these sources of feedback, we can revise our courses as necessary to achieve the desired learning objectives. We believe that this ability to proactively respond to feedback and other data in an efficient manner is a key competitive advantage within the educational industry.

Education Advisory Committee.  To ensure the effectiveness of our learning systems, we have established an external Education Advisory Committee comprised of experienced leaders in the education industry. The members of this Committee have the responsibility to review our curriculum and instructional model, identify the needs of the growing online education market and propose solutions for consideration by our management, and discuss ways that we can better implement our guiding principles. The current members of the Committee include:

•	Thomas C. Boysen, Ed.D., Senior Vice President, Global Scholar Inc., and formerly Senior Vice President of K12 Inc., Kentucky Commissioner of Education, Chief Operating Officer of the Los Angeles Unified School District, Senior Vice President of the Milken Family Foundation and a school district superintendent in California, Washington and New York. Mr. Boysen is also the Chair of the Education Advisory Committee.

•	Barbara Byrd-Bennett, Ed.D., Executive-In-Residence, College of Education and Human Services, Cleveland State University and formerly Chief Executive Officer of the Cleveland Municipal School District and a school district superintendent for two school districts in New York City.

•	Benjamin Canada, Ph.D., Associate Executive Director, District Services, Texas Association of School Boards and formerly President of the American Association of School Administrators and a school district superintendent in Georgia, Mississippi and Oregon.

•	JoLynne DeMary, Ed.D., Educational Leadership Director, Center for School Improvement, Virginia Commonwealth University and formerly Virginia Superintendent of Public Instruction.

•	David Driscoll, Ed.D., Education Consultant and formerly President, Council of Chief State School Officers, Commissioner of Education, Commonwealth of Massachusetts and a school district superintendent in Massachusetts. Dr. Driscoll currently serves on the board of the National Assessment Governing Board.

•	Chester Finn, Ed.D., President, Thomas B. Fordham Foundation and formerly Assistant Secretary for Research and Improvement & Counselor to the Secretary, U.S. Department of Education.

•	Charles Fowler Ed.D., President of School Leadership, LLC, Executive Secretary of the Suburban School Superintendents, an Adjunct Professor of School Organization and Leadership, Teachers College, Columbia University and formerly Chairperson of State and National Relations for the American Association of School Administrators and a school district superintendent in Connecticut, Florida, Illinois and New York.

•	Mary Futrell, Ed.D., Dean, Graduate School of Education and Human Development, George Washington University; Director, K12 Inc.; Co-director, George Washington Institute for Curriculum, Standards and Technology; founding President of Education International; and formerly President, World Confederation of the Organizations of the Teaching Profession; President, National Education Association, President, Virginia Education Association, and President, ERAmerica.

•	Michael Kirst, Ph.D., Professor Emeritus of Education and Business, Stanford University and formerly President of the California State Board of Education.

•	William Librera, Ph.D, Presidential Research Professor of Education for the Rutgers University Graduate School of Education, formerly Commissioner of Education for the State of New Jersey.

•	Dale Mann, Ph.D., Managing Director, Interactive Inc. and Professor Emeritus of Educational Administration, Teachers College, Columbia University and formerly Senior Research Associate, Institute on Education and the Economy, Teachers College, Columbia University.

•	Thomas Payzant, Ed.D., Professor of Practice, Harvard Graduate School of Education and formerly Assistant Secretary for Elementary and Secondary Education, U.S. Department of Education and a school district superintendent in California, Pennsylvania, Massachusetts, Oklahoma and Oregon.

•	Betty Rosa, Ed.D., Education Consultant and formerly a school district superintendent in New York City. Ms. Rosa also serves on the board of the Alumni Council of the Harvard Graduate School of Education.

•	Bernice Stafford, M.A., Principal Consultant, Center for Interactive Learning and Collaboration and formerly Vice President of School Strategies and Evaluation, PLATO Learning, Inc. and a co-founder of Lightspan, Inc.

Channel Development

K12 receives numerous inquiries from school districts, legislators, community leaders, educators and parents who express the desire to offer a virtual public school alternative. Our school development and public affairs groups work together with these interested parties to identify and pursue opportunities to expand the use of our products and services through new channels and in new jurisdictions. Where interested parties seek to offer a virtual public school alternative in their state, our public affairs group works with them to establish the legal framework, advocate for appropriate legislation and explain the educational and fiscal benefits of our learning system. Our public affairs group also seeks to increase public awareness and ensure transparency in virtual schooling by supporting accountability standards for virtual public schools.

Once there is legal and regulatory authorization for, as well as sufficient interest in, a virtual public school, our school development group engages state and school district officials, legislators, community leaders, educators and parent groups seeking to open a virtual public school, and initiates a dialog with these interested parties to explain the steps necessary to pursue this public school alternative in their jurisdiction. Our school development group works with these officials and parent groups in planning, developing and launching the virtual school. We also offer assistance to independent school boards with charter application and authorization processes.

After virtual public schools are approved and established, our school development group engages school administrators and maintains relationships with school officials in order to ensure that they are aware of our product and services offerings and that we understand their specific needs and goals.

Distribution Channels

We distribute our products and services primarily to virtual public schools and directly to consumers. We derive revenues from virtual public schools by providing access to our OLS, offline learning kits, student computers and a variety of management and academic support services, ranging from turnkey end-to-end management solutions to a single service to meet a school’s specific needs.

In fiscal year 2008, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 26% of our total revenues. We provide our full turnkey management solutions pursuant to our contracts with the Ohio Virtual Academy, which terminates June 30, 2017, and with the Agora Cyber Charter School, pursuant to a contract with the Cynwyd Group which expires June 30, 2016. Each of the contracts with these schools provides for termination of the agreement if the school ceases to hold a valid and effective charter from the charter-issuing authority in their respective states or if there is a material reduction in the per enrollment funding level.

Our direct-to-consumer product is purchased through our customer call center or online, by parents who desire to educate their children outside of the public school system or to supplement their child’s existing public school curriculum. The flexibility of our curriculum combined with the assessment capabilities of our online delivery platform enables us to modularize and repackage lesson modules that can be sold as individual products. For example, if a child has particular difficulties with fractions, the parent may purchase our fractions module. The ability to reconfigure individual lessons is highly scalable and we believe this opportunity is significant.

In addition to these primary distribution channels, we are pursuing additional channels through which to offer our learning system, including direct classroom instruction and hybrid models. For example, we have piloted select grades and subjects of our curriculum in classrooms in 11 states. Although our in-class offering business is at a nascent stage, we believe that this distribution channel offers significant potential. Additionally, we have implemented a hybrid offering in Chicago, and more recently in Indianapolis and Muncie, that combines some face-to-face time for students and teachers in a traditional classroom setting along with online instruction. In addition to expanding our offering to new jurisdictions within the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education.

In January 2008, we launched the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. Through K12 International Academy, students may study in an academic program which is virtually identical to a U.S.- based private school and leads ultimately to a recognized high school diploma. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve in the U.S. In addition, K12 International Academy provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers from other countries and cultures. The school is accredited by the Commission on International and Trans-Regional Accreditation (CITA), the Southern Association of Colleges and Schools (SACS), and is recognized by the State of Virginia as a degree granting institution of secondary learning. K12 International Academy also has a branch facility in Dubai to reach and support students in the Gulf Cooperating Countries. We operate this through a joint venture with a local partner.

Student Recruitment and Marketing

Our student recruitment and marketing team consisted of 66 employees as of June 30, 2008, and is responsible for promoting our corporate brand, generating new student enrollments, generating direct-to-consumer sales, and enhancing the experience of students and families enrolled in the virtual public schools we serve. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

First, this team is responsible for defining our brand image and associating our brand with the many positive attributes of our learning system. We believe that a strong brand provides the basis for our expansion into new states and other markets.

Second, our student recruitment and marketing team generates new enrollments in the virtual public schools we serve through targeted recruiting programs, which utilize coordinated direct mailings, email marketing, print and radio advertising and search engine marketing. In addition, our marketing team conducts information sessions and workshops that provide teachers and parents with the opportunity to learn about K12 and the products and services that we offer. We conducted over 3,600 such events during fiscal year 2008. We have found that effectively communicating the details and benefits of our learning system is an important first step towards building a core group of interested parties. Additionally, we believe that our consistently high customer satisfaction rates serve as the foundation for word-of-mouth referrals which supplement our other recruiting efforts.

Finally, this team is responsible for enhancing our relationship with students enrolled in the virtual public schools that we serve to complement the relationship that these students have with their teachers and school. In order to maintain a sense of community, we host “thebigthinK12”, an online private global community limited to those parents, teachers and high school students (age 13 and over), with a valid K12 password and who are subject to a code of conduct. The community is also professionally monitored by an independent third party. We also send welcome packages, conduct art contests, conduct research (qualitative and quantitative), and provide support to students through online web-based sessions.

Technology

As of June 30, 2008, we employed 89 employees in our technology department. Our learning system, along with our back office systems supporting order management, logistics and e-commerce, are built on our proprietary Service Oriented Architecture, or SOA, to ensure high availability and redundancy and allow flexibility and security to be core principles of our systems’ foundation.

Service Oriented Architecture.  All of our systems leverage our SOA built on top of Enterprise Java that separates an implemented capability from a request flow that utilizes those capabilities. This leverage provides us with the ability to deliver different presentations against a single request workflow. Additionally, this flexibility allows iterative solutions to be developed expeditiously to meet both present and future market needs. Our high availability and scalability are also facilitated by this architecture. The SOA also enables seamless integration with third-party solutions in our platform with ease and efficiency.

Availability and Redundancy.  Our SOA allows for a hardware topology where primary and secondary equipment can be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our sophisticated state management capabilities, allows for additional hardware to be inserted into our network providing us with impressive scalability and availability as evidenced by our greater than 99% uptime with our ever growing user base. We regularly backup critical data and store this backup data at an offsite location.

Security.  Our security measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored.

Physical Infrastructure.  We utilize the best of breed hardware from industry leading vendors including Cisco, F5, Oracle, Sun, Microsoft, Dell, Intel, and NetApp to provide a foundation for our SOA. Our systems are housed offsite in a state of the art data center that provides robust, redundant network backbone and power. We vigilantly monitor our physical infrastructure for security, availability, and performance.

Competition

We face varying degrees of competition from a variety of education companies because our learning system encompasses many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual public schools. These companies include Connections Academy, LLC; KC Distance Learning Inc.; Insight Schools, Inc.; Plato Learning, Inc.; White Hat Management, LLC and National Network of Digital Schools among others. We also face competition from curriculum developers, including traditional textbook publishers such as the McGraw-Hill Companies, Harcourt, Inc.; Pearson plc and Houghton Mifflin Riverdeep Group plc. Additionally, we expect increased competition from post-secondary and supplementary education providers that have begun to establish a presence in the K-12 virtual school sector, including Apollo Group, Pearson plc and Kaplan, Inc.

We believe that the primary factors on which we compete are:

•	track record of academic results and customer satisfaction;

•	quality of curriculum and online delivery platform;

•	qualifications and experience of teachers;

•	comprehensiveness of school management and student support services; and

•	cost of the solution.

We are unable to provide meaningful data with respect to our market share. At a minimum, we believe that we serve the market for public education, and in any jurisdiction in which we operate, we generally serve far less than 1% of the public school students in the geographic area in which virtual school enrollments are drawn. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual schools serve only the high school segment, others serve the elementary and middle school segment, and a few serve both. Furthermore, some school districts offer their own virtual programs. Parents in search of an alternative to their local public school also have a number of substitutable choices beyond virtual schools including private schools, charter schools, home schooling, and blended public schools. In addition, our integrated learning system consists of components that face competition from many different education industry segments, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning system is designed to operate domestically and internationally over the Internet, and thus the geographic addressable market is global and indeterminate in size.

Intellectual Property

Since our inception, we have invested more than $130 million to develop our proprietary curriculum and OLS. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the U.S. and overseas. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, students, the virtual public schools that we serve, direct-to-consumer customers, independent contractors and other businesses and persons with which we have commercial relationships.

On May 1, 2007, the United States Patent and Trademark Office (USPTO) granted us the patent for our “System and Method of Virtual Schooling” (Patent No. 7,210,938), which provides us with a period of exclusive use until January 26, 2024. We were granted a patent with the same name and substantially the same claims (Patent No. 2007226807) by the Australian Patent Office on November 8, 2007. In general terms, these patents cover the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests, the planner, lesson progress tracker and instructional sequencer. We also have six U.S. and five international patent applications pending in regards to other aspects of the patented inventions. Finally, we have two U.S. and two international patent applications with 10 foreign counterparts pending in selected countries relating to the inventive aspects of our basal math and science and hybrid learning environments.

We own the copyright to over 14,000 lessons contained in the courses that make up our proprietary curriculum, including our online lessons and offline learning kits, and we register this growing lesson portfolio with the U.S. Copyright Office as each new course is completed or updated. We own and use the domain names K12 (.com, .org) and K-12 (.com, .net, .org) as well as the trademark and service mark, K12. In addition, we have applied to the USPTO to register the trademark “Unleash the xPotential.”

Students who enroll in the virtual public schools we serve are granted a license to use our software in order to access our learning system. Similarly, virtual public schools are granted a license to use our learning system in order to access SAMS and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own the trademarks and service marks that we use as part of the student recruitment and branding services we provide to virtual public schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Operations

The offline learning kits that accompany our online lessons are an essential component of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2008, we assembled approximately 3.0 million items into more than 350,000 kits.

Over our seven years of operation, we believe that we have gained significant experience in the fulfillment of offline materials and that this experience provides us with an advantage over many of our current and potential future competitors. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Through our fulfillment partner, we store our inventory, build our learning kits and ship the kits to students. We have invested in systems including our Order Management System (OMS), to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding learning kit. In the future, we plan to establish a second logistics and fulfillment center in the western portion of the United States to support our growth and to mitigate single-location fulfillment risk.

For many of our virtual public school customers, we attempt to reclaim any materials that are not consumed during the course of the school year. These items, once returned to our fulfillment center, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

In order to ensure that students in virtual public schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the virtual public school in which they are enrolled. As of June 30, 2008, we had approximately 26,500 personal computers deployed or available for use by students.

Our fulfillment activities are highly seasonal, and are centered around the start of school in August or September. Accordingly, approximately 63% of our annual materials receiving occurs between April and June and approximately 65% of customer item fulfillment and shipping occurs between July and October.

Employees

As of June 30, 2008, we had 763 employees including 186 teachers. In addition, there are approximately 950 teachers who are employed by virtual schools we serve, but who we manage under turnkey solution contracts with those schools. No K12 employees are union employees; however, certain virtual public schools we serve employ unionized teachers. We believe that our employee relations are good.

We have an agreement with a professional employer organization (PEO), to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees. The PEO is a co-employer of our employees along with us. Although the PEO processes our payroll and pays our workers’ compensation, health insurance and other employment-related benefits, we are ultimately responsible for such payments and are responsible for complying with state and federal employment regulations. We pay the PEO a fee based on the number of employees we have.

Available Information

Our Company’s Internet address is www.k12.com. We make available, free of charge through our website, our annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

REGULATION

We and the virtual public schools that purchase our curriculum and management services are subject to regulation by each of the states in which we operate, including Colorado, Arizona, Idaho, Florida, Wisconsin, Arkansas, Texas, Illinois, Minnesota, Kansas, Utah, Nevada, California, Georgia, Ohio, Pennsylvania, Washington, Oregon, South Carolina, Indiana, Hawaii and the District of Columbia. The state laws and regulations that directly impact our business are those that authorize or restrict our ability to operate virtual public schools, and those that restrict virtual public school growth and funding. In addition, there are state laws and regulations that are applicable to virtual public schools that indirectly affect our business insofar as they affect these virtual public schools’ ability to operate and receive funding. Finally, to the extent a virtual school obtains federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation. These federal regulations have not had a material impact on our business.

State Laws Authorizing or Restricting Virtual Public Schools.  The authority to operate a virtual public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual public schools, the schools are able to operate under these statutes. Other states provide for virtual public schools under existing charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual public schools or have requirements that effectively prohibit virtual public schools and, as a result, may require new legislation before virtual public schools can open in the state. According to a June 2008 update of state online learning policies by the North American Council for Online Learning (“NACOL”), there are 42 states that have either adopted legislation or formal rules or have created programs for the purpose of providing statewide supplemental and/or full-time online learning opportunities. We currently serve virtual schools or school district-led programs in 25 states plus the District of Columbia. NACOL also identified 8 states that do not currently have either a state-led program or significant state-level policies for online education; however, the absence of such conditions has not precluded us from applying to serve, and in certain cases serving, schools in some of those states.

Obtaining new legislation in these remaining states can be a protracted and uncertain process despite their limited number. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and political climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors including, but not limited to, the regulations of the state educational authorities, whether the overall political environment is amenable to school choice, whether current funding levels for virtual school enrollments are adequate and accessible, and the presence of non-profit and for-profit competitors in the state.

State Laws and Regulations Applicable to Virtual Public Schools.  Virtual public schools that purchase our curriculum and management services are often governed and overseen by a non-profit or local or state education agency, such as an independent charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual schools under detailed service agreements with that governing authority. Virtual public schools are typically funded by state or local governments on a per student basis. A virtual school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds. Subject to the outcome of the legal proceedings described in the section entitled “Part I, Item 3 — Legal Proceedings,” we are not aware of any material non-compliance with these state regulations by the virtual public schools we serve.

To be eligible for state funding, some states require that virtual schools be organized under not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The schools must then be operated exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual school must retain ultimate accountability for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its ability to exercise its fiduciary obligations to operate a virtual public school.

Laws and regulations affect many aspects of operating a virtual public school. They can dictate the content and sequence of the curriculum, the requirements to earn a diploma, use of approved textbooks, the length of the school year and the school day, the assessment of student performance, and any accountability requirements. In addition, a virtual public school may be obligated to comply with state requirements to offer programs for specific populations, such as students at risk of dropping out of school, gifted and talented students, non-English speaking students, pre-kindergarten students, and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school’s compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials. Additionally, states have various requirements concerning the reporting of extensive student data that may apply to the school. A virtual public school may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

States have laws and regulations concerning certification, training, experience and continued professional development of teachers and staff with which a virtual public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits, and matters related to employment agreements and procedures for termination of school employees. A virtual public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.

As with any public school, virtual public schools must comply with state laws and regulations applicable to governmental entities, such as open meetings laws, which may require the board of trustees of a virtual public school to hold its meetings open to the public unless an exception in the law allows an executive session. Failure to comply with these requirements may lead to personal civil and/or criminal penalties for board members or officers. Virtual public schools must also comply with public information or open records laws, which require them to make school records available for public inspection, review and copying unless a specific exemption in the law applies. Additionally laws pertaining to records privacy and retention and to standards for maintenance of records apply to virtual public schools.

Other types of regulation applicable to virtual public schools include restrictions on the use of public funds, the types of investments made with public funds, the collection of and use of student fees, and controlling accounting and financial management practices.

There remains uncertainty about the extent to which we may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual public schools is relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. Several states have commenced audits, some of which are still pending, to verify enrollment, attendance, fiscal accountability, special education services, and other regulatory issues. While we may believe that a virtual public school we serve is compliant with state law, an agency’s different interpretation of law in a particular state could result in non-compliance, potentially affecting funding.

Regulations Restricting Virtual Public School Growth and Funding.  As a new public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual public schools while providing opportunities for taxpayer families seeking this alternative. Regulations that control the growth of virtual public schools range from prescribing the number of schools in a state to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

Regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual public school; caps on the total number of students in a virtual school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

Funding regulations for virtual schools can take a variety of forms. These regulations include: (i) attendance — some state daily attendance rules were designed for traditional classroom procedures and applying them to track daily attendance and truancy in an online setting can cause disputes to arise over interpretation and funding; (ii) enrollment eligibility— some states place restrictions on the students seeking to enroll in virtual schools, resulting in lower aggregate funding levels; and (iii) teacher contact time — some states have regulations that specify minimum levels of teacher-student face-to-face time, which can create logistical challenges for statewide virtual schools, reduce funding and eliminate some of the economic, academic and technological advantages of virtual learning.

Federal and State Grants.  We have worked with certain entities to secure public and grant funding that flows to virtual public schools that we serve. These grants are awarded to the not-for-profit entity that holds the charter of the virtual public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs — whether by a federal or state agency or nongovernmental organization — often include reporting requirements, procedures, and obligations.

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual public schools:

•	No Child Left Behind (NCLB) Act. Through the funding of the Title I programs for disadvantaged students under NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state, which are applicable to all public school students. Each state must determine a proficiency level of academic achievement based on the state assessments, and must determine what constitutes adequate yearly progress (AYP) toward that goal. NCLB has a timeline to ensure that no later than the 2013-14 school year, all students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students), will meet or exceed the state proficient level of academic achievement on state assessments. The progress of each school is reviewed annually to determine whether the school is making adequate yearly progress. If a Title I school does not make adequate yearly progress as defined in the state’s plan, the local education agency (LEA) is required to identify the school as needing school improvement, and to provide all students enrolled in the school with the option to transfer to another public school served by the LEA, which may include a virtual public school. The LEA must develop a school improvement plan for each school identified as needing improvement in consultation with parents, staff and outside experts and this plan must be implemented not later than the beginning of the next full school year. If the school does not make adequate yearly progress in subsequent years, the school transfer option remains open to students and other corrective action must be taken ranging from providing supplemental education services to the students who remain in the school to taking corrective action including, but not limited to, replacing school staff, implementing a new curriculum, appointing outside experts to advise the school, extending the school year or the school day, reopening the school as a public charter school with a private management company or turning over the operation of the school to the state educational agency.

Another provision of NCLB requires public school programs to ensure that all teachers are highly qualified. A highly qualified teacher means one who has: (1) obtained full state certification or licensure as a teacher and who has not had certification or licensure requirements waived on an emergency, temporary or provisional basis; (2) obtained a bachelor’s degree; and (3) demonstrated competence in the academic subject the teacher teaches. All teacher aides working in a school supported with Title I funds must be highly qualified which means the person must have a high school diploma or its equivalent and one of the following: completed at least two years of study in an institution of higher education, obtained an associate’s or higher degree, or met a rigorous standard of quality demonstrated through a formal state or local assessment. Virtual public schools using our products and services may be required to meet these requirements for any persons who perform instructional services.

Virtual schools that receive Title I funding and use our products and services may be required to provide parents of Title I students with a variety of notices regarding the teachers and teachers aides that teach their children. In addition, if these schools serve limited English proficient (LEP) children, they may be required to provide a variety of notices to the parents regarding the identification of the student as LEP and certain information about the instruction to be provided to the student, as well as the right to remove or refuse to enroll the student in the LEP program. Finally, these schools may also be required annually to develop, with input from parents of Title I students, and implement a written policy on parental involvement in the education of their children, to hold annual meetings with these parents and to provide these parents with assistance in various areas to help the parents to work with their children to improve student achievement.

Under NCLB, even schools that do not receive Title I funding must provide certain notices to parents. For example, schools may be required to provide a school report card and identify whether any school has been identified as needing improvement and for how long. Parents also must be provided data that will be used to determine adequate yearly progress. Virtual public schools may be contacted by military recruiters who have the right to access the names, addresses and telephone numbers of secondary school students for military recruiting purposes. Additionally, virtual public schools may be required to notify parents that they have the option to request that this information not be released to military recruiters or to institutions of higher education.

•	Individuals with Disabilities Education Act (IDEA). The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The act provides the student and parents with numerous procedural rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this act are met. The virtual schools could be required to comply with requirements in the act concerning teacher certification and training. We or the virtual public school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we or the virtual public school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided, and payment of the parent’s attorney’s fees.

•	Section 504 of the Rehabilitation Act of 1973. A virtual public school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (Section 504) insofar as the regulations implementing the act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. There are many similarities between the regulatory requirements of Section 504 and the IDEA; however this is a separate law which may require a virtual public school to provide a qualified student with a plan to accommodate his or her disability in the educational setting. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

•	Family Educational Rights and Privacy Act. Virtual public schools are subject to the Family Educational Rights and Privacy Act which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third-party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

•	Communications Decency Act. The Communications Decency Act of 1996 (“CDA”) provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further,

Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an On-line School platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet-based collaboration software and we offer certain online community platforms for students and parents. While the CDA affords us with some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

If we fail to comply with other federal laws, including federal civil rights laws not specific to education programs, we could be determined ineligible to receive funds from federal programs or face criminal or civil penalties.

ITEM 1A.	RISK FACTORS

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

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large. As a result, funding for the virtual public schools we serve may decline. The political process and general economic conditions create a number of risks that could have an adverse affect on our business including the following:

•	legislative proposals could result in budget cuts for the virtual public schools we serve, and therefore reduce or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual public schools for disparate treatment. For example, in its biannual education budget for fiscal years 2008 and 2009, the Indiana legislature decided not to fund any virtual public school that provided for the online delivery of more than 50 percent of its instruction to students. As a result, we decided not to open a virtual public school in Indiana that had already been approved by a chartering authority for the 2007-08 school year, and therefore, the anticipated associated revenues for 2007-08 were not realized. We ultimately were successful in opening two hybrid schools in Indiana in 2008-09 that provide for over 50 percent of classroom instruction and which thereby qualified for funding under Indiana law. Other examples include laws that decrease per pupil funding for virtual public schools or alter eligibility and attendance criteria or other funding conditions that could decrease our revenues and limit our ability to grow;

•	as a public company, we are required to file periodic financial and other disclosure reports with the Securities and Exchange Commission, or the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student academic achievement, may nonetheless be used by opponents of virtual public schools to propose funding reductions; and

•	from time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay or cease payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in 2003 the Pennsylvania state legislature withheld monthly payments for every school because it was unable to approve an education budget for six months, which necessitated our borrowing of funds to continue operations.

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

We have been, and will likely continue to be, subject to lawsuits filed against virtual public schools by those who do not share our belief in the value of this form of public education. Legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. We currently face one such lawsuit pertaining to the Chicago Virtual Charter School. See “Part I, Item 3 — Legal Proceedings”. An adverse judgment in this case could serve as a negative precedent in other jurisdictions where we do business, and new lawsuits could result in unexpected liabilities and limit our ability to sustain or grow our current business or expand in certain jurisdictions.

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

In many cases, virtual public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2008, approximately 90% of our revenues were derived from virtual public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual public schools we serve have failed to maintain their authorizing charter, if a virtual public school we serve fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated.

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

The virtual public schools we serve began enrolling students in the 2001-02 school year. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we recorded cumulative net losses totaling approximately $90 million until we achieved profitability in the fiscal year ending June 30, 2006. There can be no assurance that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of student enrollments to sustain our business plan; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of virtual public schools and students to the extent that such demands and preferences change. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

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

For the 2008-09 school year, we have contracts to provide our full range of products and services to virtual public schools in 21 states and the District of Columbia. Several of these contracts are scheduled to expire in any given year. For example, seven such contracts are scheduled to expire at the completion of the 2008-09 school year, and we usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual public schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable then the terms of the original contract. For example, a school in Pennsylvania reduced the term of its contract from five years to three years when renewing its contract in 2006, whereas a school in Ohio increased the term of its contract from five years to 10 years upon renewal in 2007. While we have no reason to believe that schools will not continue to renew their contracts upon expiration, we recognize that each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expiring during a given year, or if such renewals have significantly less favorable terms than existing contracts, our business, financial condition, results of operations and cash flow could be adversely affected.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

In fiscal year 2008, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 26% of our total revenues. If our contracts with any of these virtual public schools are terminated, the charters to operate any of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

If student performance falls, NCLB standards are not achieved, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual public school that we serve, and our business, financial condition and results of operations will be adversely affected.

The success of our business depends on a family’s decision to have their child continue his or her education in a virtual public school that we serve. This decision is based on many factors, including student achievement and parent and student satisfaction. Students may perform significantly below state averages or the virtual school may fail to meet the standards of the No Child Left Behind Act ( “NCLB”). Not all of the virtual public schools we serve meet the Adequate Yearly Progress requirements of NCLB, as the underperformance of any one subgroup can lead to that result for the entire school. We expect that, as our enrollments increase and the portion of students that have not used our learning system for multiple years increases, the average performance of all students using our learning system may decrease, even if the individual performance of other students improves over time. Moreover, Congress may amend the NCLB statute in ways that positively or negatively impact the schools we serve. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual school teacher does not meet expectations. If a student’s performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school that we serve and our business, financial condition and results of operations will be adversely affected.

We may not be able to effectively address the execution risks associated with our expansion into the virtual high school market. Our failure to do so could substantially harm our growth strategy.

Our continued expansion into virtual high schools presents us with a number of challenges and an evolving array of risks that could affect our financial condition, results of operations and growth strategy. We are currently using third-party platforms and some third-party curriculum in our high school offering. If the quality of the third-party curriculum or platforms is unsatisfactory, student enrollments could decline. In addition, our inability to scale high school operations or achieve productivity improvements could reduce our operating margins.

Our growth strategy anticipates that we will create new products and distribution channels, expand existing distribution channels and pilot innovative educational programs to enhance academic performance. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create new products and distribution channels, expand our existing distribution channels and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•	our development of public hybrid schools, which will produce different operational challenges than those we currently encounter. In addition to the online component, hybrid schools require us to lease facilities for classrooms, staff classrooms with teachers, provide meals, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

•	our expansion into international markets may require us to conduct our business differently than we do in the United States. For example, we may attempt to establish a traditional brick and mortar school. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also produce different operational, tax and currency challenges than those we currently encounter;

•	our use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting; and

•	our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition, such as what we experienced in 2008 in connection with a limited pilot to outsource essay grading and which the Company thereafter discontinued.

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

According to the Center for Education Reform, as of January 2007 there were 173 virtual schools with total enrollments exceeding 92,000 students, operating in 18 states. The Company served schools in 17 states at that time. However, if the demand for virtual public schools does not increase, if additional jurisdictions do not authorize new virtual schools or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact the market price of our common stock.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our virtual public schools are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters may have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship offline learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher offline learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first quarter of our fiscal year.

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

Our patent, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. For example, we have been granted two patents relating to the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests and our lesson progress tracker. Additionally, we are the copyright owner of over 14,000 lessons in the courses comprising our proprietary curriculum and we have registered copyrights or filed copyright applications that cover nearly all of these lessons. Various events outside of our control pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Maintaining our network security and internal controls over access rights is of critical importance because our Student Administration Management System (SAMS) stores proprietary and confidential student and teacher information, such as names, addresses, and other personal information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate SAMS.

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may receive or be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches.

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

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, parents and students. Any sustained system error or failure, or a sudden and significant increase in bandwidth usage, could limit our users’ access to our learning system, and therefore, damage our ability to generate revenues or provide sufficient documentation to comply with state laws requiring proof that students completed the required number of hours of instruction. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

Substantially all of the inventory for our offline learning kits and printed educational materials is managed by one logistics vendor and is located in one warehouse facility. Any material failure to perform on the part of our logistics vendor or any damage or disruption at this facility would have an adverse effect on our business, financial condition and results of operations.

Substantially all of the inventory for our offline learning kits and printed materials is located in one warehouse facility operated by a third-party logistics vendor which handles receipt, assembly, and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we have received most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

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

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures or taxes that may be duplicative of those imposed in the United States, notwithstanding steps taken by the Company to address such matters;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and

•	unexpected changes in regulatory requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are located in approximately 76,000 square feet of office space in Herndon, Virginia under a lease that expires in April 2018 and subleases that expire in September 2009 and July 2010. The Company leases approximately 46,000 square feet in multiple locations under individual leases that expire between October 2008 and July 2013.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We are currently involved in a lawsuit brought by a teachers’ union seeking the closure of the virtual public school we serve in Illinois.

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or plaintiffs) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case. After three dismissals of their complaint on procedural grounds, the Court granted the plaintiff’s Fourth Amended Citizen Complaint on May 20, 2008. CVCS and the Chicago Board of Education jointly filed a Motion to Reconsider, which was denied by Memorandum Opinion and Order dated August 8, 2008. The case is now in the discovery stage. The Company continues to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiffs were to prevail and a claim was made against the Company for indemnification. In fiscal year 2007 and for the year ended June 30, 2008, average enrollments in CVCS were 225 and 407 respectively, and we derived 1.1% and 1.3%, respectively of our revenues from CVCS.

We do not believe that a loss in this case would have a material adverse impact on our future results of operations, financial position or cash flows. Depending on the legal theory advanced by the plaintiffs, however, there is a risk that a loss in this case could have a negative precedential effect if like claims were to be advanced and succeed under similar laws in other states where we operate. The cumulative effect under those circumstances could be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of June 30, 2008:

Name	Age	Position

Ronald J. Packard	45	Chief Executive Officer, Founder and Director
John F. Baule	44	Chief Operating Officer and Chief Financial Officer
Bruce J. Davis	45	Executive Vice President, Worldwide Business Development
George B. Hughes, Jr.	49	Executive Vice President, School Services
Howard D. Polsky	56	Senior Vice President, General Counsel and Secretary
Bror V. H. Saxberg	49	Chief Learning Officer
Celia M. Stokes	44	Executive Vice President and Chief Marketing Officer

Ronald J. Packard, Chief Executive Officer, Founder and Director

Ronald J. Packard founded K12 in 2000. Previously, Mr. Packard served as Vice President of Knowledge Universe and he served as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school companies. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the Fairfax Education Foundation Board of Directors. From 2004 to 2006, Mr. Packard served as a director of Academy 123 and he is currently a director of Zumbox. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst.

John F. Baule, Chief Operating Officer and Chief Financial Officer

John F. Baule joined us in March 2005, and serves as Chief Operating Officer and Chief Financial Officer. Previously, Mr. Baule spent five years at Headstrong, a global consultancy services firm, first serving as Senior Vice President of Finance from 1999 until 2001 and later as Chief Financial Officer from 2001 to 2004. Prior to Headstrong, Mr. Baule worked for Bristol-Myers Squibb (BMS) from 1990 to 1999, initially joining their corporate internal audit division. He then spent six years with BMS based in the Asia Pacific region, first as the Director of Finance for BMS Philippines, and then as the Regional Finance Director for BMS Asia-Pacific, based in Hong Kong. He later served as Director of International Finance for the BMS Nutritional Division. Mr. Baule began his career working in the audit services practice at KPMG from 1986 to 1990. Mr. Baule holds a B.B.A. in Accounting from the College of William and Mary and he is a Certified Public Accountant.

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Bruce J. Davis joined us January 2007, and serves as Executive Vice President, Worldwide Business Development. From 2002 until joining us, Mr. Davis ran his own strategy consultancy where his clients included Laureate Education, Discovery Communications, Pearson Publishing, Sylvan Learning Systems, Educate Inc., AICPA, and USAID. Mr. Davis previously held the position of Chief Executive Officer at Medasorb Technologies, a biotechnology company, from 2001 to 2002 and at Mindsurf Networks, a wireless educational system provider, from 1999 to 2000. He also served as Chief Operating Officer of Prometric, a computer test administration company, from 1994 to 1999. Prior to Prometric, he was a senior consultant with Deloitte and Touche from 1985 to 1991 in the Information Systems Strategy group where he managed their IT practice in Egypt. Mr. Davis holds a B.S. in Computer Science from Loyola College and an M.B.A. from Columbia University.

George B. (“Chip”) Hughes, Jr., Executive Vice President, School Services

George B. (“Chip”) Hughes, Jr. joined us in July 2007, and serves as Executive Vice President, School Services. From 1997 until joining us, Mr. Hughes was a co-founder and Managing Director of Blue Capital Management, L.L.C., a middle-market private equity firm. Mr. Hughes previously served as a Partner of McKinsey & Company, Inc., a global management consulting firm, in McKinsey’s Los Angeles and New Jersey offices, where he was a member of the firm’s Strategy and Health Care practices. Mr. Hughes serves on the National Board of Recording for the Blind & Dyslexic, and on the Board of Councilors of the College of Letters, Arts & Sciences at the University of Southern California. Previously he was a member of the Board of Trustees at Big Brothers of Greater Los Angeles and of Big Brothers Big Sisters of Morris, Bergen, and Passaic Counties (New Jersey). Mr. Hughes holds a B.A. in Economics from the University of Southern California and an M.B.A. from Harvard University.

Howard D. Polsky, Senior Vice President, General Counsel and Secretary

Howard D. Polsky joined us in June 2004, and serves as Senior Vice President, General Counsel and Secretary. Mr. Polsky previously held the position of Vice President and General Counsel of Lockheed Martin Global Telecommunications from 2000 to 2002. Prior to its acquisition by Lockheed Martin, Mr. Polsky worked at COMSAT Corporation from 1992 to 2000, initially serving as Vice President and General Counsel of COMSAT’s largest operating division, and subsequently serving on the executive management team as Vice President of Federal Policy and Regulation. From 1983 to 1992, Mr. Polsky was a partner at Wiley, Rein & Fielding after having worked at Kirkland & Ellis. Mr. Polsky began his legal career at the Federal Communications Commission. Mr. Polsky received a B.A. in Government from Lehigh University, and a J.D. from Indiana University.

Bror V. H. Saxberg, Chief Learning Officer

Bror V.H. Saxberg joined us in February 2000, and serves as Chief Learning Officer. From 1998 to 2000, Dr. Saxberg served as Vice President of Operations at Knowledge Testing Enterprises, a developer of web-based assessments for IT skills owned by Knowledge Universe; he was a Vice President at Knowledge Universe from 1997 through 2000 as well. Prior to Knowledge Universe, Dr. Saxberg held the position of Publisher and General Manager at DK Multimedia, the North American subsidiary of educational and reference publisher Dorling Kindersley, from 1995 to 1997. Previously, Dr. Saxberg also worked as a consultant at McKinsey & Company from 1990 to 1995. Dr. Saxberg holds B.S. degrees in Electrical Engineering and Mathematics from the University of Washington, an M.A. in Mathematics from Oxford University, an M.A. and Ph.D. in Electrical Engineering and Computer Science from Massachusetts Institute of Technology, and an M.D. from Harvard University.

Celia M. Stokes, Executive Vice President and Chief Marketing Officer

Celia M. Stokes joined us in March 2006, and serves as Executive Vice President and Chief Marketing Officer. Before joining K12, Ms. Stokes served as Vice President of Marketing at Independence Air from 2003 to 2006. Previously, Ms. Stokes ran her own marketing firm providing consulting services to organizations such as Fox TV, PBS, the National Gallery of Art, JWalter Thompson, and ADP. From 1993 to 1998, Ms. Stokes served in successive roles leading to Vice President of Marketing at Bell Atlantic and at a joint venture of Bell Atlantic and two other Regional Bell Operating Companies. From 1990 to 1993, Ms. Stokes was Manager of Marketing at Software AG, and from 1988 to 1990, was Client Group Manager at Targeted Communications, an Ogilvy & Mather Direct company. Ms. Stokes holds a B.A. in Economics from the University of Virginia.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, par value $0.0001 per share, is traded on NYSE Arca under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on NYSE Arca. As of September 22, 2008, there were approximately 95 registered holders of common stock.

	High	Low

Quarter ended:
December 31, 2007 (beginning December 13, 2007)	$31.00	$19.75
March 31, 2008	29.43	18.61
June 30, 2008	30.20	16.50

Stock Performance Graph

The graph below matches the cumulative 7-month total return of holders of K12 Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and a customized peer group of seventeen companies. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 13, 2007 and tracks it through June 30, 2008.

COMPARISON OF 7 MONTH CUMULATIVE TOTAL RETURN
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and a Peer Group

	Dec-13 2007	Dec-07	Jan-08	Feb-08	Mar-08	Apr-08	May-08	Jun-08
K12 Inc.	100.00	105.38	93.69	110.47	80.04	103.79	111.45	87.62

Peer Group	100.00	95.43	88.31	77.64	74.64	84.40	86.09	81.88

S&P 500	100.00	98.65	92.62	89.40	88.87	93.09	94.09	86.00

NASDAQ Composite	100.00	99.39	89.56	85.12	85.41	90.42	94.54	85.93

Russell 2000	100.00	99.55	92.70	89.18	89.41	93.08	97.25	89.63

All prices reflect closing prices on last day of trading at the end of each calendar month except December 13, 2007.

Peer Group

Apollo Group Inc., Capella Education Company, Career Education Corp., Corinthian Colleges Inc., Devry Inc., Strayer Education Inc., ITT Educational Services, New Oriental Education, American Public Education Inc., Lincoln Educational Services, Universal Technical Institute, Renaissance Learning, Scientific Learning, SkillSoft, BlackBoard, McGraw-Hill, and Scholastic.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our board of directors might deem relevant.

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2008, with respect to our equity compensation plans under which Common Stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2008

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,766,849	$11.20	878,437
Equity compensation plans not approved by security holders	—	—	—

Total	4,766,849	$11.20	878,437

(1)	Includes shares under the 2007 Equity Incentive Award Plan

The 2007 Equity Incentive Award Plan (the 2007 Plan) adopted in November 2007 contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance under the 2007 Plan on July 1 of each year during the ten-year term of the 2007 Plan, beginning on July 1, 2008. The annual increase in the number of shares shall be equal to the least of:

•	4% of our outstanding common stock on the applicable July 1;

•	2,745,098 shares; or

•	a lesser number of shares as determined by our Board of Directors.

Sales of unregistered securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report of Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2008, and the selected consolidated balance sheet data as of June 30, 2008 and 2007, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended June 30, 2005 and 2004, and selected consolidated balance sheet data as of June 30, 2006, 2005 and 2004, have been derived from our audited consolidated financial statements not included in this Annual Report of Form 10-K. The pro forma net income per common share amounts for the years ended June 30, 2008 and June 30, 2007 were derived by eliminating the one-time tax benefit of $27.0 million from the reversal of the deferred tax valuation allowance in 2008 and by giving effect to the automatic conversion of all of our outstanding shares of our preferred stock into common stock immediately prior to the completion of our initial public offering. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Revenues	$226,235	$140,556	$116,902	$85,310	$71,434
Cost and expenses
Instructional costs and services	131,282	76,064	64,828	49,130	39,943
Selling, administrative, and other operating expenses	72,393	51,159	41,660	30,031	25,656
Product development expenses	9,550	8,611	8,568	9,410	12,750

Total costs and expenses	213,225	135,834	115,056	88,571	78,349

Income (loss) from operations	13,010	4,722	1,846	(3,261)	(6,915)
Interest expense, net	(295)	(639)	(488)	(279)	(516)

Income (loss) before taxes	12,715	4,083	1,358	(3,540)	(7,431)
Income tax benefit (expense)	21,058	(218)	—	—	—

Net income (loss)	33,773	3,865	1,358	(3,540)	(7,431)
Dividends on preferred stock	(3,066)	(6,378)	(5,851)	(5,261)	(2,667)
Preferred stock accretion	(12,193)	(22,353)	(18,697)	(15,947)	(15,768)

Net income (loss) attributable to common stockholders	$18,514	$(24,866)	$(23,190)	$(24,748)	$(25,866)

Net income (loss) attributable to common stockholders per share:
Basic	$1.18	$(12.42)	$(11.73)	$(12.54)	$(13.17)
Diluted	$1.10	$(12.42)	$(11.73)	$(12.54)	$(13.17)
Basic (pro forma)(1)	$0.27	$0.18	n/a	n/a	n/a
Diluted (pro forma)(1)	$0.26	$0.18	n/a	n/a	n/a
Weighted average shares used in computing per share amounts:
Basic	15,701,278	2,001,661	1,977,195	1,973,053	1,964,147
Diluted	16,850,909	2,001,661	1,977,195	1,973,053	1,964,147
Basic (pro forma)(1)	24,989,323	21,881,316	n/a	n/a	n/a
Diluted (pro forma)(1)	26,138,954	21,888,941	n/a	n/a	n/a
Other Data:
Net cash provided by (used in) operating activities	$15,535	$5,563	$3,625	$9,697	$(8,020)
Depreciation and amortization	$12,568	$7,404	$4,986	$5,509	$4,922
Stock-based compensation expense	$1,464	$218	$—	$—	$—
Capitalized curriculum development costs	$11,669	$8,683	$655	$3,787	$4,898
Capital expenditures(2)	$17,211	$13,418	$10,842	$5,133	$4,643
EBITDA(3)	$25,578	$12,126	$6,832	$2,248	$(1,993)
Average enrollments(4)	40,859	27,005	20,220	15,097	11,158

	As of June 30,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,682	$1,660	$9,475	$19,953	$15,881
Total assets	197,324	61,212	48,485	41,968	42,714
Total short-term debt	—	1,500	—	—	—
Total long-term obligations	13,161	7,135	4,025	4,466	3,432
Convertible redeemable preferred stock	—	229,556	200,825	176,277	155,069
Total stockholders’ equity (deficit)	150,288	(197,807)	(173,451)	(150,299)	(125,621)
Working capital	96,221	8,548	15,421	22,953	24,130

(1)	Pro forma net income per common share eliminates the one-time tax benefit of $27.0 million from the reversal of the deferred tax asset valuation allowance and gives effect to the automatic conversion of all of our outstanding shares of preferred stock into common stock immediately prior to the completion of our initial public offering. Assuming the completion of the offering on June 30, 2007, all of our outstanding shares of preferred stock would convert into 19,879,675 shares of common.

(2)	Capital expenditures consist of the purchase of property and equipment, capitalized software and new capital lease obligations.

(3)	EBITDA consists of net income (loss) minus interest income, plus interest expense, plus income tax expense and plus depreciation and amortization. Interest income consists primarily of interest earned on short-term investments or cash deposits. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments.

We believe EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our performance on a consistent basis; and

•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.

The following table provides a reconciliation of net income (loss) to EBITDA:

	Year Ended June 30,
	2008	2007	2006	2005	2004

Net income (loss)	$33,773	$3,865	$1,358	$(3,540)	$(7,431)
Interest expense, net	295	639	488	279	516
Income tax (benefit) expense	(21,058)	218	—	—	—
Depreciation and amortization	12,568	7,404	4,986	5,509	4,922

EBITDA	$25,578	$12,126	$6,832	$2,248	$(1,993)

(4)	To ensure that all schools are reflected in our measure of enrollments, we consider our enrollments as of the end of September to be our opening enrollment level, and the number of students enrolled at the end of May to be our ending enrollment level. To provide comparability, we do not consider enrollment levels for June, July and August as all schools are not open during these months. For each period, average enrollments represent the average of the month end enrollment levels for each month that has transpired between September and the end of the period, up to and including the month of May.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this annual report on Form 10-K.

Our Company

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $130 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications. From fiscal year 2005 to fiscal year 2008, we increased average enrollments in the virtual public schools we serve from approximately 15,100 students to 40,800 students, representing a compound annual growth rate of approximately 39%. Over the same period, we increased revenues from $85.3 million to $226.2 million, representing a compound annual growth rate of approximately 38%, and increased EBITDA from $2.2 million to $25.6 million. Over the same timeframe, we went from a net loss of $3.5 million to net income of $33.8 million (inclusive of a one-time tax benefit of $27.0 million) and from an operating loss of $3.3 million to operating income of $13.0 million.

We deliver our learning system to students primarily through virtual public schools. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions, under long-term contracts. These contracts provide the basis for a recurring revenue stream as students progress through successive grades. Additionally, without the requirement of a physical classroom, virtual schools can be scaled quickly to accommodate a large dispersed student population, and allow more capital resources to be allocated towards teaching, curriculum and technology rather than towards a physical infrastructure.

Our proprietary curriculum is currently used primarily by public school students in 21 states and the District of Columbia, including four new states approved for the Fall of 2008. Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted our curriculum in brick and mortar classrooms with promising academic results. We also believe there is additional widespread applicability for our learning system internationally.

Our History

We were founded in 2000 to utilize the advances in technology to provide children access to a high-quality public school education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. These concerns were reflected in the passage of the No Child Left Behind (NCLB) Act of 2001, which implemented new standards and accountability requirements for public K-12 education. The convergence of these concerns and rapid advances in Internet technology created the opportunity to make a significant impact by deploying a high quality learning system on a flexible, online platform.

In September 2001, after 18 months of research and development on our curriculum, we launched our kindergarten through 2nd grade offering. We initially launched our learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. During the 2002-03 school year, we added our 3rd through 5th grade offering and entered into contracts to operate virtual public schools in California, Idaho, Ohio, Minnesota and Arkansas, increasing our average enrollment to approximately 5,900 students during the 2002-03 school year. For the 2003-04 school year, we added our 6th and 7th grade offerings and began serving students in Arizona, Florida, Utah and Wisconsin. During the 2004-05 school year, we added our 8th grade offering, began serving students in Kansas, and increased total enrollment to approximately 15,100 students. In the 2005-06 school year, we added contracts to operate a virtual public school in Texas. During the 2006-07 school year, we began serving students in the state of Washington and implemented a hybrid school offering in Chicago that combines face-to-face time in the classroom with online instruction. We recently entered the virtual high school market, enrolling 9th and 10th grade students at the start of the 2005-06 and 2006-07 school years, respectively, and enrolling 11th and 12th grade students at the start of the 2007-08 school year. We added contracts to operate virtual public schools in Georgia and Nevada for the 2007-08 school year and increased average enrollment to approximately 40,800 for the year. Finally, for the 2008-09 school year, we have been approved to operate state-wide virtual public schools in South Carolina, Hawaii and Oregon, as well as a hybrid program in Indiana.

In October 2007, the Company acquired all of the stock of Power-Glide, a provider of on-line language courseware, for $4.1 million in shares of common stock and the assumption of liabilities. We use these courses in our virtual public schools and believe they have wide applicability in online learning.

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

In January 2008, we launched the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve in the U.S. The school is accredited by the Commission on International and Trans-Regional Accreditation (CITA), the Southern Association of Colleges and Schools (SACS), and is recognized by the State of Virginia as a degree granting institution of secondary learning. In addition, the K12 International Academy has a branch facility in Dubai which we operate under a joint venture with a local partner to reach students in the Gulf Cooperating Countries.

We believe we have significant growth potential. Therefore, over the last three years, we have put a great deal of effort into developing the infrastructure necessary to scale our business. We further developed our logistics and technological infrastructure and implemented sophisticated financial systems to allow us to more effectively operate a large and growing company.

Key Aspects and Trends of Our Operations

Revenues

We generate a significant portion of our revenues from enrollments in virtual public schools. In each of the past five years, more than 90% of our revenues have been derived through contracts with these schools. We anticipate that these revenues will continue to represent the bulk of our total revenues over the next 12-24 months, although the percentage may decline over the longer term as we identify new channels through which to market our curriculum and educational services. These contracts provide the channels through which we can enroll students into the school, and we execute marketing and recruiting programs designed to create awareness and generate enrollments for these schools. We generate our revenues by providing each student with access to our online lessons and offline learning kits, including use of a personal computer. In addition, we provide a variety of management and academic support services to virtual public schools, ranging from turnkey end-to-end management solutions to a single service to meet a school’s specific needs. We also generate revenues from sales of our curriculum and offline learning kits through other channels, including directly to consumers and pilots in a traditional classroom environment.

Factors affecting our revenues include: (i) the number of enrollments; (ii) the nature and extent of the management services provided to the schools and school districts; (iii) state or district per student funding levels; and (iv) prices for our products and services.

We define an enrollment as a full-time student using our provided courses as their primary curriculum regardless of the nature and extent of the management services we provide to the virtual public school. Generally, students will take five or six courses, except for some kindergarten students who may participate in half-day programs. We count each half-day kindergarten student as an enrollment.

School sessions generally begin in August or September and end in May or June. We consider the duration of a school year to be 10 months. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the last day of September to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. To provide comparability, we do not consider enrollment levels for June, July and August as most schools are not open during these months. For each period, average enrollments represent the average of the month-end enrollment levels for each month that has transpired between September and the end of the period, up to and including the month of May. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

We believe that the number of enrollments depends upon the following:

•	the number of states and school districts in which we operate;

•	the appeal of our curriculum and instructional model to students and families;

•	the effectiveness of our program in delivering favorable academic outcomes;

•	the quality of the teachers working in the virtual public schools we serve; and

•	the effectiveness of our marketing and recruiting programs.

We continually evaluate our trends in revenues by monitoring the number of enrollments in total, by state, by school and by grade, assessing the impact of changes in funding levels and the pricing of our curriculum and educational services. We track enrollments throughout the year, as students enroll and withdraw. We also provide our courses for use in a traditional classroom setting and we sell our courses directly to consumers. Our classroom course revenues are generally for single courses. Consumers typically purchase from one to six courses in a year, however, we do not monitor the progress of these students. Our K12 International Academy can enroll students on a full or part-time basis. While we believe this offering has significant long-term opportunity, we anticipate the level of revenues and enrollments will be immaterial for FY 2009. Therefore, we do not include classroom, consumer or international academy students in our enrollment totals.

We closely monitor the financial performance of the virtual public schools to which we provide turnkey management services. Under the contracts with these schools, we take responsibility for any operating deficits that they may incur in a given school year. These operating deficits represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include our charges to the schools. These operating deficits may result from a combination of cost increases or funding reductions attributable to the following: 1) costs associated with new schools including the initial hiring of teachers, administrators and the establishment of school infrastructure; 2) school requirements to establish contingency reserves; 3) one-time costs such as a legal claim; 4) funding reductions due to the inability to qualify specific students for funding; and 5) regulatory or academic performance thresholds which may restrict the ability of a school to fund all expenses. In these cases, because a deficit may impair our ability to collect our invoices in full, we reduce revenues by the sum of these deficits. In three of the last four years, these deficits and the related reduction to revenues have grown substantially faster than overall revenue growth reflecting a significant number of new school start-ups, the time required to meet performance thresholds in certain states and funding adjustments in two states related to the disqualification of certain past enrollments. We expect these deficits to continue to grow faster than overall revenue growth as we expand into new states, continue investment in educational programs, and incur the higher costs associated with our high school offering.

Our annual growth in revenues may be materially affected by changes in the level of management services we provide to certain schools. Currently a significant portion of our enrollments are associated with virtual public schools to which we provide turnkey management services. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to invoiced amounts and are independent of the total funds received by the school from a state or district. As a result, changes in the number of enrollments associated with schools operating under turnkey arrangements relative to total enrollments may have a disproportionate impact on average revenues per enrollment and growth in revenues relative to the growth in enrollments.

The percentage of enrollments associated with turnkey management service schools was 82% for the year ended June 30, 2008 as compared to 77% for the year ended June 30, 2007. This increase was primarily attributable to the enrollments at new schools in Georgia and Nevada. The percentage of enrollments associated with turnkey management service schools was 77% in fiscal year 2007 as compared to 92% in fiscal year 2006. This decline was attributable to a reduction in management services in one large school. Changes in the mix of enrollments associated with turnkey management services compared with limited management services may change the average revenues per enrollment and accordingly impact total revenues. As we renew our existing management contracts, the extent of the management services we provide may change. Where it is beneficial to do so, management intends to renew these contracts as they expire. Our turnkey management contracts have terms from three to ten years and none expire prior to the completion of the 2008-09 school year. We are providing turnkey management services to new schools in South Carolina, Hawaii, Oregon and Indiana in 2009. Consequently, we anticipate that the percentage of enrollments associated with turnkey management services will increase slightly for fiscal year 2009 versus the prior year. Considered in isolation, this would cause average revenues per enrollment to increase slightly in fiscal year 2009 as compared to fiscal year 2008.

In fiscal year 2008, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 26% of our total revenues. We provide our full turnkey management solution pursuant to our contract with the Ohio Virtual Academy, which terminates June 30, 2017. We provide our full turnkey solution to the Agora Cyber Charter School, pursuant to a contract with the Cynwyd Group which expires June 30, 2016. Each of the contracts with these schools provides for termination of the agreement if the school ceases to hold a valid and effective charter from the charter-issuing authority in their respective states or if there is a material reduction in the per enrollment funding level. The annual revenues generated under each of these contracts represent a material portion of our total revenues in fiscal year 2008 and we expect this to continue in fiscal year 2009.

Our annual growth in revenues will also be impacted by changes in state or district per enrollment funding levels. These funding levels are typically established on an annual basis, are usually consistent from grade to grade, and generally increase at modest levels from year to year. Over our operating history, per enrollment funding levels have increased annually in almost every school we operate. These increases are essential to enable schools to provide for an annual increase in teachers’ wages and to offset the impact of inflation on other school operating costs. For these reasons, we anticipate that per enrollment funding levels will continue to increase at modest levels over time.

Finally, we may generate modest growth in revenues from increases in the prices of our curriculum and educational services. We evaluate our pricing annually against market benchmarks and conditions and raise them as we deem appropriate. We do not expect our price increases to have a significant incremental impact as they are encompassed within increases in per enrollment funding levels.

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The virtual public schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, and the cost of any third-party online courses. In addition, we include in instructional costs the amortization of capitalized curriculum and related systems. We measure, track and manage instructional costs and services as a percentage of revenues and on a per enrollment basis as these are key indicators of performance and operating efficiency.

As a percentage of revenues, instructional costs and services expenses increased for the year ended June 30, 2008, as compared to the year ended June 30, 2007 primarily due to an increase in enrollments associated with managed schools compared with non-managed schools. Managed school enrollments have higher costs as a percentage of revenues due to the high level of support services provided to the school. Also contributing to the increase was the rapid growth in high school enrollments relative to total enrollments. The high school instructional model has not yet attained scale and the costs of teacher and administrative support on a per student basis are higher than those of K-8 students. Reflecting the impact of these items, instructional costs and services expenses increased to 58.0% of revenues for the year ended June 30, 2008 compared with 54.1% for the year ended June 30, 2007.

Over time, we expect high school enrollments to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenues compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services including college placement, SAT preparation and guidance counseling; and (vi) use of third-party courses to augment our proprietary curriculum. Over time, we anticipate offsetting these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, leveraging our school infrastructure and obtaining purchasing economies of scale.

We are developing new delivery models, including a hybrid model, where students receive both face-to-face and online instruction. These models necessitate additional costs including facilities related costs and additional administrative support, which are generally not required to operate typical virtual public schools. In addition, development costs may include instructional research and curriculum development. As a result, instructional costs as a percentage of revenues may be higher than our kindergarten through eighth grade offering. In addition, we are pursuing expansion into new states. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a virtual public school, which may result in increased instructional costs as a percentage of revenues.

Selling, Administrative and Other Operating Expenses

Selling, administrative and other operating expenses include the salaries, benefits and related costs of employees engaged in business development, sales and marketing, and administrative functions. In addition, we include rent expense for our corporate headquarters and stock compensation expense. We measure and track selling, administrative and other operating expenses as a percentage of revenues to track performance and efficiency of these areas. In addition, we track measures of sales and marketing efficiency including the number of new enrollment prospects for virtual public schools and our ability to convert these prospects into enrollments. We also track various operating, call center and information technology statistics as indicators of operating efficiency and customer service. From fiscal year 2005 through fiscal year 2007, our selling, administrative and other operating expenses as a percentage of revenues remained relatively stable as we significantly increased our marketing and selling expenses and expanded our management team and administrative staff over this period. For fiscal year 2008, our selling, administrative and other operating expenses as a percentage of revenues were 32.0%, a decrease of 4.4% versus the prior year. Over the past year, we continued to increase our marketing and student recruitment programs, pursue schools in new states and explore new business opportunities. However, we were able to support growth in revenues and enrollments without a corresponding increase in expenses for our management and administrative infrastructure, which includes executive management, and personnel in the areas of finance, legal, information technology, facilities, human resources and logistics management. Going forward, we believe we will gain greater leverage on our corporate overhead and selling resources and expect our selling, administrative and other operating expenses to decline over time as a percentage of revenues.

Product Development Expenses

Product development expenses include research and development costs and overhead costs associated with the management of projects to develop curriculum and internal systems. In addition, product development expenses include the amortization of internal systems and any impairment charges. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization to evaluate our workforce efficiency. We plan to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, new releases of existing courses and to upgrade our content management system and our Online School (OLS). We capitalize most of the costs incurred to develop our curriculum and software, beginning with application development, through production and testing.

We account for impairment of capitalized curriculum development costs in accordance with Statement of Financial Accounting Standard No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. See “Critical Accounting Policies and Estimates”. There were no impairment charges for the years ended June 30, 2008 and 2007. In fiscal year 2006, we recognized an impairment charge of $0.4 million as the potential to earn revenues from the use of our curriculum in a traditional classroom was uncertain.

Other Factors That May Affect Comparability

Public Company Expenses.  Upon the completion of our initial public offering, we became a public company, and our shares of common stock are publicly traded on NYSE Arca under the symbol “LRN”. As a result, we comply with new laws, regulations and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of NYSE Arca. Compliance with the requirements of being a public company require us to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it is more expensive for us to obtain directors and officers liability insurance.

Stock Option Expense.  The adoption of Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), requires that we recognize an expense for stock options granted beginning July 1, 2006. We incurred approximately $1.5 million and $0.2 million in stock compensation expense for the years ended June 30, 2008 and 2007, respectively. We expect stock option expense to increase in the future as we grant additional stock options.

Income Tax Benefits Resulting from Decrease of Valuation Allowance.  In the period from our inception through fiscal year 2005, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes. However, in each of the past three years, the Company has generated increasing enrollments, revenue and operating profit. As a result, the Company determined it was more likely than not that substantially all of our net deferred tax asset will be utilized. For the year ended June 30, 2008, we recognized a net income tax benefit of $21.1 million. This reflects the net effect of a $27.0 million tax benefit from the reversal of the valuation allowance on net deferred tax assets and an income tax expense of $5.9 million, or 46.6% of pretax income.

Public Funding and Regulation.  Our public school customers are financed with federal, state and local government funding. Budget appropriations for education at all levels of government are determined through a political process and, as a result, our revenues may be affected by changes in appropriations. Decreases in funding could result in an adverse affect on our financial condition, results of operations and cash flows.

Competition.  The market for providing online education for grades K-12 is becoming increasingly competitive and attracting significant new entrants. If we are unable to successfully compete for new business and contract renewals, our growth in revenues and operating margins may decline. With the introduction of new technologies and market entrants, we expect this competition to intensify.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104), we recognize revenues when the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery of physical goods or rendering of services is complete; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Once these conditions are satisfied, the amount of revenues we record is determined in accordance with Emerging Issues Task Force (EITF 99-19), “Reporting Revenue Gross as a Principal versus Net as an Agent.”

We generate almost all of our revenues through long-term contracts with virtual public schools. These schools are generally funded by state or local governments on a per student basis. Under these contracts, we are responsible for providing each enrolled student with access to our OLS, our online lessons, offline learning kits and student support services required for their complete education. In most cases, we are also responsible for providing complete management and technology services required for the operation of the school. The revenues derived from these long-term agreements are primarily dependent upon the number of students enrolled, the extent of the management services contracted for by the school, and the level of funding provided to the school for each student.

We have determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. In addition, we have determined that we do not have objective and reliable evidence of fair value for each element of our contracts. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, we account for revenues received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement based upon the approximate rate at which we incur the costs associated with each element.

We invoice virtual public schools in accordance with the established contractual terms. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online lessons; (2) offline learning kits; and (3) student personal computers. We also invoice for management and technology services. We apply SAB No. 104 to each of these items as follows:

•	Access to the K(12) Online School and Online Lessons. Our OLS revenues come primarily from contracts with charter schools and school districts. Students are provided access to the OLS and online lessons at the start of the school year for which they have enrolled. On a per student basis, we invoice schools an upfront fee at the beginning of the school year or at the time a student enrolls and a monthly fee for each month during the school year in which the student is enrolled. A school year generally consists of 10 months. The upfront fee is initially recorded as deferred revenue and is recognized as revenues ratably over the remaining months of the current school year. If a student withdraws prior to the end of a school year, any remaining deferred revenue related to the upfront fee is recognized ratably over the remaining months of the school year. The monthly fees are recognized in the month in which they are earned.

The majority of our enrollments occur at the beginning of the school year in August or September, depending upon the state. Because upfront fees are generally charged at the beginning of the school year, the balance in our deferred revenue account tends to be at its highest point at the end of the first quarter.

Generally, the balance will decline over the course of the year and all deferred revenue related to virtual public schools will be fully recognized by the end of our fiscal year on June 30.

•	Offline Learning Kits. Our offline learning kit revenues come primarily from contracts with virtual public schools and our curriculum blends which online and offline content. The lessons in our online school are meant to be used in conjunction with selected printed materials, workbooks, laboratory materials and other manipulative items which we provide to students. We generally ship all offline learning kits to a student when their enrollment is approved and invoice the schools in full for the materials at that time. Once materials have been shipped, our efforts are substantially complete. Therefore, we recognize revenues upon shipment. Because offline learning kits revenues are recognized near the time of enrollment in its entirety, we generate a majority of these revenues in our first fiscal quarter which coincides with the start of the school year.

•	Student Personal Computers. In most of our contracts with virtual public schools, we are responsible for ensuring that each enrolled student has the ability to access our online school. To accomplish this, we generally provide each enrolled student with the use of a personal computer, complete technical support through our call center, and reclamation services when a student withdraws or a computer needs to be exchanged. Schools are invoiced on a per student basis for each enrolled student to whom we have provided a personal computer. This may include an upfront fee at the beginning of the school year or at the time a student enrolls and a monthly fee for each month during the school year in which the student is enrolled. A school year generally consists of 10 months. The upfront fee is initially recorded as deferred revenue and is recognized as revenues ratably over the remaining months of the current school year. If a student withdraws prior to the end of a school year, any remaining deferred revenue related to the upfront fee is recognized ratably over the remaining months of the school year. All deferred revenue will be recognized by the end of our fiscal year, June 30. The monthly fees are recognized in the month in which they are earned.

•	Management and Technology Services. Under most of our school contracts, we provide the boards of the virtual public schools we serve with turnkey management and technology services. We take responsibility for all academic and fiscal outcomes. This includes responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. Management and technology fees are generally determined based upon a percentage of the funding received by the virtual public school. We generally invoice schools for management and technology services in the month in which they receive such funding.

We recognize the revenues from turnkey management and technology fees ratably over the course of our fiscal year. We use 12 months as a basis for recognition because administrative offices of the school remain open for the entire year. To determine the amount of revenues to recognize in our fiscal year, we estimate the total funds that each school will receive in a particular school year, and our related fees associated with the estimated funding. Our management and technology service fees are generally a contracted percentage of yearly school revenues. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues. As a result, on an annual basis, we have not had to make any material adjustments to our estimates of revenue over the last three years.

Under most contracts, we provide the virtual schools we manage with turnkey management services and agree to operate the school within per enrollment funding levels. This includes assuming responsibility for any operating deficits that the schools may incur in a given school year. These operating deficits represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include our charges to the schools. Such deficits may arise from school start-up costs, from funding shortfalls, from temporary or long-term incremental cost requirements for a particular school, or due to specific one-time expenses that a school may incur. Up to the level of school revenues, our collections are reasonably assured. We consider the operating deficits to estimate any impairment of collection, and our recognized revenue reflects this impairment. The fact that a school has an operating deficit does not mean we anticipate losing money on the contract. We recognize the impact of these operating deficits by estimating the full year revenues and full year deficits of schools at the beginning of the fiscal year. We amortize the estimated deficits against recognized revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. We periodically review our estimates of full year school revenues and full year operating deficits and amortize the impact of any changes to these estimates over the remainder of our fiscal year. Actual school operating deficits may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues and use actual costs incurred in our calculation of school operating deficits. As a result, on an annual basis, we have not had to make any material adjustments to our estimates of realizable revenue over the last three years.

The amount of revenues we record is determined in accordance with EITF 99-19. For the schools where we provide turnkey management services, we have determined that we are the primary obligor for substantially all expenses of the school. Accordingly, we report revenues on a gross basis by recording the associated per student revenues received by the school from its funding state or school district up to the expenses incurred by the school. Revenues are recognized when the underlying expenses are incurred by the school. For the small percentage of contracts where we provide individually selected services for the school, we invoice on a per student or per service basis and recognize revenues in accordance with SAB No. 104. Under these contracts, where we do not assume responsibility for operating deficits, we record revenues on a net basis.

We also generate a small percentage of our revenues through the sale of our online courses and offline learning kits directly to consumers. Online course sales are generally subscriptions for periods of 12 to 24 months and customers have the option of paying a discounted amount in full upfront or paying in monthly installments. Payments are generally made with charge cards. For those customers electing to pay these subscription fees in their entirety upfront, we record the payment as deferred revenue and amortize the revenues over the life of the subscription. For customers paying monthly, we recognize these payments as revenues in the month earned. Revenues for offline learning kits are recognized when shipped. Within 30 days of enrollment, customers can receive a full refund, however customers terminating after 30 days will receive a pro rata refund for the unused portion of their subscription less a termination fee. Historically, the impact of refunds has been immaterial. We currently generate revenues from K12 International Academy, although the amounts are immaterial. These revenues are recognized ratably over the semester or school year as defined by the course or enrollment.

Capitalized Curriculum Development Costs

Our curriculum is primarily developed by our employees and to a lesser extent, by independent contractors. Generally, our courses cover traditional subjects and utilize examples and references designed to remain relevant for long periods of time. The online nature of our curriculum allows us to incorporate user feedback rapidly and make ongoing corrections and improvements. For these reasons, we believe that our courses, once developed, have an extended useful life, similar to computer software. We also create textbooks and other offline materials. Our curriculum is integral to our learning system. Our customers do not acquire our curriculum or future rights to it.

We capitalize curriculum development costs incurred during the application development stage in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. Included in capitalized curriculum development is the November 2007 purchase of a perpetual license of curriculum for $3 million. The purchase agreement includes a provision for future royalty payments. This curriculum will be included as part of our high school offering and will be amortized over five years.

Software Developed or Obtained for Internal Use

We develop our own proprietary computer software programs to provide specific functionality to support both our unique education offering and the student and school management services. These programs enable us to develop courses, process student enrollments, meet state documentation requirements, track student academic progress, deliver online courses to students, coordinate and track the delivery of course-specific materials to students and provide teacher support and training. These applications are integral to our learning system and we continue to enhance existing applications and create new applications. Our customers do not acquire our software or future rights to it.

We capitalize software development costs incurred during the development stage of these applications in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These development costs are generally amortized over three years.

Impairment of Long-lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

Accounting for Stock-based Compensation

Prior to July 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25 and related interpretations. Accordingly, compensation cost for stock options generally was measured as the excess, if any, of the estimated fair value of our common stock over the amount an employee must pay to acquire the common stock on the date that both the exercise price and the number of shares to be acquired pursuant to the option are fixed. We had adopted the disclosure-only provisions of SFAS No. 123 which was released in May 1995, and used the minimum value method of valuing stock options as allowed for non-public companies.

In December 2004, SFAS No. 123R revised SFAS No. 123 and superseded APB No. 25. SFAS No. 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the measurement date of grant, with the cost being recognized over the applicable requisite service period. In addition, SFAS No. 123R requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS No. 123R are required to be applied as of the beginning of the first interim or annual reporting period of the entity’s first fiscal year that begins after December 15, 2005.

Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the prospective transition method, which requires the Company to apply the provisions of SFAS No. 123R only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock- based compensation expense recognized beginning July 1, 2006 is based on the fair value of stock awards as of the grant date. As the Company had used the minimum value method for valuing its stock options under the disclosure requirements of SFAS No. 123, all options granted prior to July 1, 2006 continue to be accounted for under APB No. 25.

The Company uses the Black-Scholes option pricing model method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option.

Option valuation models also require a determination of the fair value of our common stock at various dates. As a public company, fair value is readily observable in the market price of our common stock. Before the completion of our IPO, such determinations required complex and subjective judgments. During this pre-IPO period, we considered several methodologies to estimate our enterprise value, including guideline public company analysis, an analysis of comparable company transactions, and a discounted cash flow analysis. The results of the public company and comparable company transactions components of the analyses vary not only with factors such as our revenue, EBITDA, and income levels, but also with the performance and public market valuation of the companies and transactions used in the analyses. Although the market-based analyses did not include companies directly comparable to us, the analysis provided useful benchmarks.

We also considered several equity allocation methodologies to allocate the estimate of enterprise value to our redeemable convertible preferred stock and common stock including the current value method, the option pricing method, and the probability weighted expected return method (PWERM). The final valuation conclusion was based upon the PWERM equity allocation because it considers the value that would be attributable to each equity interest under different scenarios.

The PWERM assessed the value of common stock based upon possible scenarios including completion of an initial public offering, an advantageous strategic sale of the Company, and remaining a private company. The significant factors included preliminary estimates of the public offering price range from underwriters, the value of comparable company transactions, and discounted cash flow analysis. Key assumptions included the relative probability of the three scenarios. The relative probabilities were based upon where the Company was in the initial public offering registration process, empirical analysis of companies that go public after the registration process, and qualitative characteristics of the Company. The value of common stock was estimated by applying the relative probability to the value of common stock under each scenario. Based upon the foregoing, we believe the analysis provides a reasonable basis for valuing the common stock.

For the three months ended September 30, 2007, all option grants took place in the month of July. For the year ended June 30, 2007, we granted stock options in July 2006, February 2007 and May 2007. The significant factor contributing to the difference between the fair value as of the date of each grant and our public offering price is the probability of completing a public offering used in the PWERM. The probability of completing an initial public offering at each grant date was determined based on the progression of the Company in the initial public offering process. As the probability increased the relative fair value of the option increased. Specifically, for the options granted on February 1, February 27, May 17, July 3 and July 12, 2007, we discounted the value of our common stock by 70.8%, 62.6%, 47.1%, 39.1% and 39.1%, respectively, to account for the probability that a public offering would not occur. The amount of these discounts reflect, in February, a very low but increasing likelihood of completing such an offering as the Board had not yet affirmatively determined to pursue a public offering, in May, a higher likelihood of completing a public offering following the Board’s determination to pursue the offering and the Company’s progress in preparing its registration statement, and in July, a much higher likelihood of completing a public offering as a majority of the work in preparing for the initial filing of a registration statement had been completed.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Deferred Tax Asset Valuation Allowance

We account for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. However, our ability to forecast sufficient future taxable income is subject to certain market factors that we may not be able to control such as a material reduction in per pupil funding levels, legislative budget cuts reducing or eliminating the products and services we provide and government regulation.

Since inception, the Company has generated significant losses. However, in the past three years, the Company has generated increasing operating profit; 1.2% of revenue in fiscal year 2006, 2.9% of revenue in fiscal year 2007 and 5.8% of revenue in fiscal year 2008. In addition, the Company’s revenue is dependent upon the number of student enrollments, the majority of which are generated in the first quarter of the fiscal year in conjunction with the start of the school year. For the year ended June 30, 2008, the Company generated a significant increase in enrollments with average enrollments climbing to 40,859, an increase of 51.3% with a corresponding revenue increase of 61.0% from the year ended June 30, 2007. During the recruiting season for fall 2008, the Company has received enrollment applications from its existing and new schools that will provide for additional growth in the coming year. When considering this positive evidence of future profitability, the Company believes that our recent history of generating positive pre-tax income is sustainable and is expected to continue to grow as a result of the increasing revenues primarily from virtual public schools. Consequently, we believe that it is more likely than not that we will be able to utilize substantially all of our net deferred tax asset. Therefore, for the year ended June 30, 2008, we have reversed approximately $27.0 million of the valuation allowance on our net deferred tax asset.

Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

As of June 30, 2008, we had federal net operating loss carryforwards of $70.8 million that expire between 2020 and 2028 if unused. The Company maintains a valuation allowance on net deferred tax assets of $0.6 million as of June 30, 2008 related to state income taxes as the Company believes it is more likely than not that we will not be able to utilize these deferred tax assets. During 2008, the Company changed its tax treatment of certain capitalized costs which resulted in an increase in its net operating loss carryforwards. Due to these net operating loss carryforwards, the Company does not expect to pay federal income taxes in the next twelve months.

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

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the year ended June 30, 2008, no impairment to goodwill was recorded.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Year Ended June 30,
	2008	2007	2006

Total enrollments	40,859	27,005	20,220
Enrollments associated with managed schools as a percentage of total enrollments	82.0%	76.9%	91.7%
High School enrollments as a percentage of total enrollments	13.5%	8.7%	5.0%

The following table sets forth statements of operations data for each of the periods indicated:

	Year Ended June 30,
	2008	2007	2006

Consolidated Statement of Operations Data:
Revenues	$226,235	$140,556	$116,902
Cost and expenses
Instructional costs and services	131,282	76,064	64,828
Selling, administrative, and other operating expenses	72,393	51,159	41,660
Product development expenses	9,550	8,611	8,568

Total costs and expenses	213,225	135,834	115,056

Income from operations	13,010	4,722	1,846
Interest expense, net	(295)	(639)	(488)

Income from operations before income taxes	12,715	4,083	1,358
Income tax benefit (expense)	21,058	(218)	—

Net income	$33,773	$3,865	$1,358

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenues for the periods indicated:

	Year Ended June 30,
	2008	2007	2006

Consolidated Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost and expenses
Instructional costs and services	58.0	54.1	55.5
Selling, administrative, and other operating expenses	32.0	36.4	35.6
Product development expenses	4.2	6.1	7.3

Total costs and expenses	94.2	96.6	98.4

Income from operations	5.8	3.4	1.6
Interest expense, net	(0.1)	(0.5)	(0.4)

Income from operations before income taxes	5.7	2.9	1.2
Income tax benefit (expense)	9.3	(0.2)	—

Net income	15.0%	2.7%	1.2%

Comparison of Years Ended June 30, 2008 and 2007

Revenues.  Our revenues for the year ended June 30, 2008 were $226.2 million, representing an increase of $85.7 million, or 61.0%, as compared to revenues of $140.6 million for the year ended June 30, 2007. Average enrollments increased 51.3% to 40,859 for the year ended June 30, 2008 from 27,005 for the year ended June 30, 2007. The increase in average enrollments was primarily attributable to 40.5% enrollment growth in existing states. New school openings in Georgia and Nevada contributed approximately 10.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.7% to enrollment growth. In addition, we launched 11th and 12th grade in August 2007 attracting new students as well as prior year 10th grade students. High school enrollments comprised approximately 13.5% of our total average enrollment for the year ended June 30, 2008 as compared to 8.7% in the prior period. Also contributing to the growth in revenues was a 6.4% increase in average revenues per enrollment. This increase was primarily attributable to an increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 82.0% for the year ended June 30, 2008 from 76.9% for the year ended June 30, 2007.

Instructional Costs and Services Expenses.  Instructional costs and services expenses for the year ended June 30, 2008 were $131.3 million, representing an increase of $55.2 million, or 72.6% as compared to instructional costs and services of $76.1 million for the year ended June 30, 2007. This increase was primarily attributable to a $40.6 million increase in expenses to operate and manage the schools and a $13.6 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 58.0% for the year ended June 30, 2008, as compared to 54.1% for the year ended June 30, 2007. The increase in instructional cost and service expenses as a percentage of revenues is primarily due to an increase in enrollments associated with managed schools, which have higher costs as a percentage of revenues than non-managed school, higher per student costs for high school because our instructional model has not yet attained scale, and higher costs to procure and supply materials due to greater than anticipated enrollments.

Selling, Administrative, and Other Operating Expenses.  Selling, administrative, and other operating expenses for year ended June 30, 2008 were $72.4 million, representing an increase of $21.2 million, or 41.5%, as compared to selling, administrative and other operating expenses of $51.2 million for the year ended June 30, 2007. This increase is primarily attributable to an $8.9 million increase in personnel costs primarily due to increased headcount and a $4.7 million increase in professional services. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 32.0% for the year ended June 30, 2008 as compared to 36.4% for the year ended June 30, 2007 as we gained greater leverage on our corporate overhead and selling resources.

Product Development Expenses.  Product development expenses for the year ended June 30, 2008 were $9.6 million, representing an increase of $1.0 million, or 10.9%, as compared to product development expenses of $8.6 million for the year ended June 30, 2007. Employee headcount and contract labor increased, but was offset by greater utilization of these resources for capitalized curriculum. As a percentage of revenues, product development expenses decreased to 4.2% for the year ended June 30, 2008 as compared to 6.1% for the year ended June 30, 2007.

Net Interest Expense.  Net interest expense for the year ended June 30, 2008 was $0.3 million, a decrease of $0.3 million, from $0.6 million for the year ended June 30, 2007. The decrease in net interest expense is primarily due to interest income generated on the net cash proceeds from our IPO, partially offset by an increase in interest charges on increased capital lease obligations.

Income Taxes.  Income tax benefit for the year ended June 30, 2008 was $21.1 million compared to income tax expense of $0.2 million for the year ended June 30, 2007. Our provision for income taxes for the year ended June 30, 2008 was $5.9 million, or 46.6% of income before income taxes. The tax provision was offset by a $27.0 million tax benefit we recognized as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved for in prior periods. For the year ended June 30, 2007 income tax expense was $0.2 million, as we were able to utilize the deferred tax assets which were generated from our net operating losses and for which a full reserve was maintained in prior periods.

Net Income.  Net income for the year ended June 30, 2008 was $33.8 million, representing an increase of $29.9 million, as compared to net income of $3.9 million for the year ended June 30, 2007. Net income as a percentage of revenues increased to 15.0% for the year ended June 30, 2008, as compared to 2.7% for the year ended June 30, 2007, as a result of the factors discussed above. Excluding the $27.0 million income tax benefit in fiscal year 2008, net income for the year ended June 30, 2008 would have been $6.8 million, representing an increase of $2.9 million or 75.9% as compared to net income of $3.9 million for the year ended June 30, 2007. Excluding the income tax benefit, net income as a percentage of revenues would have increased to 3.0% for the year ended June 30, 2008 as compared to 2.7% for the year ended June 30, 2007.

Comparison of Years Ended June 30, 2007 and 2006

Revenues.  Our revenues for the year ended June 30, 2007 were $140.6 million, representing an increase of $23.7 million, or 20.3%, as compared to revenues of $116.9 million for the year ended June 30, 2006. Average enrollments increased 33.6% to 27,005 for the year ended June 30, 2007 from 20,220 for the year ended June 30, 2006. The increase in average enrollments was primarily attributable to 26.1% enrollment growth in existing states. New school openings in Washington and in Chicago, where we opened our first hybrid school, contributed approximately 7.5% to enrollment growth. In addition, we launched 10th grade in August 2006 attracting new students as well as prior year 9th grade students. High school enrollments contributed approximately 8% to overall enrollment growth. High school enrollments comprised approximately 8.7% of our total average enrollment for the year ended June 30, 2007 as compared to 5.0% in the prior period. Primarily offsetting the increased revenues related to enrollment growth, was a decline in average revenues per enrollment resulting from the impact of a substantial reduction in the percentage of enrollments associated with schools to which we provide turnkey management services, as a school to which we formerly provided turnkey management services switched to limited service contracts. For the year ended June 30, 2007, 76.9% of our enrollments were associated with turnkey management service schools, down from 91.7% for the corresponding period in 2006. The increase in average enrollments was primarily attributable to enrollment growth in existing states. Average price increases of approximately 2% for per student fees were implemented in July 2006. Finally, increased operating deficits at certain schools partially offset the growth in revenues. These deficits were attributable to greater school operating expenses required to support increased enrollment and high school services as well as school funding adjustments of approximately $1.0 million each in schools we operate in California and Colorado resulting from enrollment audits.

Instructional Costs and Services Expenses.  Instructional costs and services expenses for the year ended June 30, 2007 were $76.1 million, representing an increase of $11.3 million, or 17.4% as compared to instructional costs and services of $64.8 million for the year ended June 30, 2006. This increase was primarily attributable to a $6.6 million increase in expenses to operate and manage the schools and a $4.7 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 54.1% for the year ended June 30, 2007, as compared to 55.5% for the year ended June 30, 2006. The decrease in instructional cost and service expenses as a percentage of revenues is primarily due to lower costs associated with a renegotiated management and services agreement, partially offset by a shift in the mix of enrollments to schools with higher operating costs and the start-up costs of new schools.

Selling, Administrative, and Other Operating Expenses.  Selling, administrative, and other operating expenses for year ended June 30, 2007 were $51.2 million, representing an increase of $9.5 million, or 22.8%, as compared to selling, administrative and other operating expenses of $41.7 million for the year ended June 30, 2006. This increase is primarily attributable to a $2.9 million increase in marketing, advertising and selling expenses and a $3.1 million increase in professional services. In addition, there was a $2.7 million increase in personnel costs primarily due to increased headcount and higher average salaries due to annual salary increases in fiscal year 2007. As a percentage of revenues, selling, administrative, and other operating expenses increased to 36.4% for the year ended June 30, 2007 as compared to 35.6% for the year ended June 30, 2006.

Product Development Expenses.  Product development expenses for the year ended June 30, 2007 were $8.6 million, relatively stable compared to product development expenses of $8.6 million for the year ended June 30, 2006. Employee headcount and contract labor increased, but was offset by greater utilization of these resources for capitalized curriculum. As a percentage of revenues, product development expenses declined to 6.1% for the year ended June 30, 2007 as compared to 7.3% for the year ended June 30, 2006. Capitalized curriculum development costs for the year ended June 30, 2007 were $8.7 million, representing an increase of $8.0 million, as compared to capitalized curriculum development costs of $0.7 million for the year ended June 30, 2006. This increase was primarily attributable to the development of courses for our high school offering.

Net Interest Expense.  Net interest expense for the year ended June 30, 2007 was $0.6 million, an increase of $0.1 million, from $0.5 million for the year ended June 30, 2006. The increase in net interest expense is primarily due to interest charges on increased capital lease obligations.

Income Taxes.  Our provision for income taxes for the year ended June 30, 2007 was $0.2 million, compared with no provision for the year ended June 30, 2006. Our tax expense for the year ended June 30, 2007 is primarily attributable to state tax liabilities. No tax expense was recorded for the year ended June 30, 2006, as we were able to utilize the deferred tax assets which were generated from our net operating losses.

Net Income.  Net income for the year ended June 30, 2007 was $3.9 million, representing an increase of $2.5 million, as compared to net income of $1.4 million for the year ended June 30, 2006. Net income as a percentage of revenues increased to 2.7% for the year ended June 30, 2007, as compared to 1.2% for the year ended June 30, 2006, as a result of the factors discussed above.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters, as well as each line item expressed as a percentage of total revenues. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period

	Three Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2008	2008	2007	2007	2007	2007	2006	2006

Total Enrollments	40,033	42,048	40,675	39,493	26,558	27,908	26,898	26,405

Enrollments associated with managed schools as a percentage of total enrollments	82.3%	82.6%	81.5%	80.8%	79.2%	76.9%	75.8%	75.6%

High School enrollments as a percentage of total enrollments	12.8%	13.8%	13.5%	14.5%	7.8%	8.5%	9.1%	9.9%

	Three Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2008	2008	2007	2007	2007	2007	2006	2006

Revenues	$56,475	$56,016	$54,391	$59,353	$35,626	$34,831	$32,356	$37,743
Cost and expenses
Instructional costs and services	32,462	32,062	31,980	34,778	20,961	17,904	18,022	19,177
Selling, administrative, and other	22,712	17,032	16,610	16,039	16,100	12,644	11,030	11,385
Product development expenses	2,021	2,542	2,460	2,527	2,756	2,083	1,566	2,206

Total costs and expenses	57,195	51,636	51,050	53,344	39,817	32,631	30,618	32,768

Income (loss) from operations	(720)	4,380	3,341	6,009	(4,191)	2,200	1,738	4,975
Interest expense, net	88	309	(388)	(304)	(165)	(117)	(263)	(94)

Income (loss) before income taxes	(632)	4,689	2,953	5,705	(4,356)	2,083	1,475	4,881
Income tax benefit (expense)	17,735	(2,229)	(1,565)	7,117	9	(51)	(30)	(146)

Net income (loss)	$17,103	$2,460	$1,388	$12,822	$(4,347)	$2,032	$1,445	$4,735

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2008	2008	2007	2007	2007	2007	2006	2006

Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost and expenses
Instructional costs and services	57.5	57.2	58.8	58.6	58.8	51.4	55.7	50.8
Selling, administrative, and other	40.2	30.4	30.5	27.0	45.2	36.3	34.1	30.2
Product development expenses	3.6	4.6	4.5	4.3	7.7	6.0	4.8	5.8

Total costs and expenses	101.3	92.2	93.8	89.9	111.7	93.7	94.6	86.8

Income (loss) from operations	(1.3)	7.8	6.2	10.1	(11.7)	6.3	5.4	13.2
Interest expense, net	0.2	0.6	(0.7)	(0.5)	(0.5)	(0.3)	(0.8)	(0.2)

Income (loss) before income taxes	(1.1)	8.4	5.5	9.6	(12.2)	6.0	4.6	13.0
Income tax benefit (expense), net	31.4	(4.0)	(2.9)	12.0	0.0	(0.1)	(0.1)	(0.4)

Net income (loss)	30.3%	4.4%	2.6%	21.6%	(12.2)%	5.9%	4.5%	12.6%

Discussion of Quarterly Results of Operations

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that our virtual public school are fully operational and serving students in a fiscal quarter. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full operations when compared to the second and third fiscal quarters.

In the first fiscal quarter, we ship materials to students for the beginning of the school year. New students will enroll after the start of the school year, but in significantly smaller numbers. This generally results in higher materials revenues and margin in the first quarter versus other quarters. In the first and fourth fiscal quarters, online curriculum and computer revenues are generally lower as these revenues are primarily earned during the school academic year which may provide for only one or two months of these revenues in these quarters versus the second and third fiscal quarters. Management and technology service revenues are recognized ratably over the course of our fiscal year. The combined effect of these factors results in higher revenues in the first fiscal quarter than in the subsequent quarters.

Operating expenses are also seasonal. Instructional costs and services expenses increase in the first fiscal quarter primarily due to the costs incurred to ship student materials at the beginning of the school year. Instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. For example, enrollment growth will require additional teaching staff, thereby increasing salary and benefits expense. School events may be seasonal, (e.g. professional development, proctored exam related expenses, and community events,) impacting the quarterly change in instructional costs. The majority of our recruiting and selling expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September. A significant portion of our overhead expenses does not vary with the school year or enrollment season.

Discussion of Seasonality of Financial Condition

Certain accounts in our balance sheet are subject to seasonal fluctuations. As our enrollments and revenues grow, we expect these seasonal trends to be amplified. The bulk of our materials are shipped to students prior to the beginning of the school year, usually in July or August. In order to prepare for the upcoming school year, we generally build up inventories during the fourth quarter of our fiscal year. Therefore, inventories tend to be at the highest levels at the end of our fiscal year. In the first quarter of our fiscal year, inventories tend to decline significantly as materials are shipped to students. We generally have payment terms with our inventory suppliers, therefore the fourth quarter purchases of inventory typically will increase accounts payable.

Accounts receivable balances tend to be at the highest levels in the first quarter of our fiscal year as we begin billing for all enrolled students and our billing arrangements include upfront fees for many of the elements of our offering. These upfront fees result in seasonal fluctuations to our deferred revenue balances. In a few cases, virtual public schools may have funds to pay these invoices in a timely manner and this provides the Company with liquidity. Generally, deferred revenue has not been a significant source of funds to the Company since most schools receive their funding over the course of the year and pay their invoices in a corresponding manner. Since the upfront fees are charged to the schools at the time of enrollment, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since the deferred revenue is amortized over the course of the school year, which ends in June, the balance would be at its lowest at the end of our fiscal year.

The deferred revenue related to our direct-to-consumer business results from advance payments for twelve and twenty-four month subscriptions to our on-line school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold. Year end balances in deferred revenue are primarily related to the direct-to-consumer sales. Billings related to the direct-to-consumer sales are small relative to those of public virtual schools; however, they do represent a source of liquidity.

Liquidity and Capital Resources

As of June 30, 2008 and June 30, 2007, we had cash and cash equivalents of $71.7 million and $1.7 million, respectively. Net cash provided by operating activities during the year ended June 30, 2008, was $15.5 million. After the completion of our initial public offering, excess cash has been invested primarily in overnight bank deposits. In the future, we may also invest in money market accounts, government securities, corporate debt securities and similar investments.

We financed our operating activities and capital expenditures during the year ended June 30, 2008 through cash provided by operating activities, capital lease financing and the net proceeds from the completion of our initial public offering and private placement transaction. During the years ended June 30, 2007, 2006 and 2005, we financed our operating activities and capital expenditures through a combination of cash provided by operating activities, long-term debt and capital lease financing. Prior to 2005, we financed our operating activities and capital expenditures primarily with sales of equity to private investors. From the Company’s founding in 2000 through December 2003, we raised over $115 million from the sale of equity.

In December 2006, we entered into a $15 million revolving credit agreement with PNC Bank (the Credit Agreement). Pursuant to the terms of the Credit Agreement, we agreed that the proceeds of the term loan facility were to be used primarily for working capital requirements. Because of the seasonality of our business and timing of funds received, the school expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools; therefore, borrowings against the Credit Agreement are primarily going to be short-term.

Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank from time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London interbank offered rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “eurocurrency liabilities” plus the applicable margin for such loans, which ranges between 1.25% and 1.75%, based on the leverage ratio (as defined in the Credit Agreement). We pay a quarterly commitment fee which varies between 0.15% and 0.25% on the unused portion of the credit agreement (depending on the leverage ratio). The working capital line includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’

abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a minimum net worth (as defined in the credit agreement) and maximum debt leverage ratios. These covenants are subject to certain qualifications and exceptions. Through June 30, 2008, we were in compliance with these covenants.

As of June 30, 2008, no borrowings were outstanding on the working capital line of credit and approximately $2.3 million was outstanding for letters of credit. On October 5, 2007, we amended the Credit Agreement to increase the borrowing limit from $15 million to $20 million under substantially the same terms. This agreement expires on December 20, 2009.

One of our subsidiaries has an equipment lease line of credit for new purchases with Hewlett-Packard Financial Services Company that expires on April 30, 2009 for new purchases on the line of credit. The interest rate on new borrowings under the equipment lease line is set quarterly. The rate on new borrowings for the three months ending September 30, 2008 is approximately 6.4%. For the year ended June 30, 2008, we borrowed $10.6 million to finance the purchase of student computers and related equipment at an interest rate ranging from 7.0% to 8.3%. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

Upon the closing of the IPO, the holders of Redeemable Convertible Series C Preferred stock were paid a cash dividend of approximately $6.4 million from the net proceeds of the offering. The amount of the declared dividend was equal to the pro rata amount of the annual cumulative dividend that would have normally accrued on January 2, 2008 under the provisions of the Series C Preferred stock agreement. Also concurrently with the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 19,879,675 shares of common stock thereby also eliminating the associated future annual dividend accrual.

A substantial portion of our revenues are generated through our contractual arrangements with virtual public schools. The virtual public schools are generally funded on a per student basis by their state and local governments and the timing of funding varies by state. The amount of funding is dependent upon per enrollment funding levels for the state and school enrollment. Funding receipts by an individual school may vary over the year and may be in arrears. Because our receivables represent obligations indirectly due from governments, we have not historically had an issue with non-payment and believe the risk of non-payment is minimal although we cannot guarantee this will continue.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. Capital expenditures are expected to increase in the next several years as we invest in additional courses, new releases of existing courses and purchase computers to support increases in virtual school enrollments. In the next twelve months, we expect our capital expenditures for student computers to correlate with the growth in enrollments and expenditures for capital curriculum, related systems and other fixed assets to increase relative to FY 2008. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future.

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2008 was $15.5 million, compared to $5.6 million for the year ended June 30, 2007. This increase was primarily due to an $29.9 million increase in net income, a $5.2 million increase in depreciation and amortization, an $6.8 million increase in accounts payable, and a $2.7 million increase in accrued compensation and benefits. The increase in accounts payable was primarily attributable amounts due on fourth quarter purchases of inventory and marketing activities. This was partially offset by a $21.1 million increase in deferred income taxes, a $11.4 million increase in accounts receivable, due to the growth in revenues and the timing of customer receipts, and a $4.5 million increase in inventories acquired in anticipation of the fall enrollment season.

Net cash provided by operating activities for the year ended June 30, 2007 was $5.6 million, compared to $3.6 million for the year ended June 30, 2006. The increase was primarily due the $2.5 million increase in net income and a $2.4 million increase in depreciation and amortization. This was partially offset by a $0.6 million increase in 2007 of various working capital items and a $0.6 million change in the provision for doubtful accounts. This change in the accounts receivable allowance related to the write-off of accounts receivable that were fully reserved in prior years and attempts to collect were unsuccessful. Because these accounts were fully reserved in prior years, there was no impact on our results of operations for the year ended June 30, 2007.

Investing Activities

Net cash used in investing activities for the fiscal year 2008, 2007 and 2006 was $18.5 million, $14.0 million and $11.5 million, respectively.

Purchases of property and equipment for the fiscal year ended 2008, 2007 and 2006 were $6.5 million, $5.4 million and $10.8 million, respectively. In fiscal year 2008 and 2007, we also financed, with capital leases, purchases of property and equipment and student computers of $10.6 million and $8.1 million, respectively. Capitalized curriculum for the fiscal year ended 2008, 2007 and 2006 were $11.7 million, $8.7 million and $0.7 million, respectively. The fiscal year 2008 amount includes the purchase of a perpetual license of curriculum for $3.0 million.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2008 was $73.0 million. This was primarily due to the net proceeds from our IPO and private placement transaction.

In December, 2007, we completed the initial public offering of our common stock in which we sold and issued 4,450,000 shares of our common stock, at an issue price of $18.00 per share. We raised a total of $80.1 million in gross proceeds from the IPO, or approximately $70.5 million in net proceeds after deducting underwriting discounts and commissions of $5.6 million and other offering costs of $4.0 million.

Concurrently with the closing of the IPO and at the initial public offering price, we sold 833,333 shares of common stock at the initial public offering price of $18.00 per share for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act of 1933.

Also concurrently with the closing of the IPO, the holders of Redeemable, Convertible Series C Preferred stock were paid a cash dividend of $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual cumulative dividend that would have normally accrued on January 2, 2008

For the year ended June 30, 2008, net cash used for the repayment of short term debt was $1.5 million and cash used for the repayment of capital leases and bank overdraft was $4.8 million and $1.6 million, respectively. As of June 30, 2008, there were no borrowings outstanding on our $20 million line of credit.

Net cash provided by financing activities for the year ended June 30, 2007 was $0.7 million. This was primarily due to the release of cash from a restricted escrow account of $2.3 million, a bank overdraft of $1.6 million, and net borrowings from our revolving credit facility of $1.5 million. This was offset by a payment on a related party note payable of $4.0 million and repayments of capital lease obligations of $1.4 million. Net cash used in financing activities for fiscal year 2006 was $2.6 million primarily attributable to cash invested in a restricted escrow account of $2.2 million and repayments for capital lease obligations of $0.4 million.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2008:

	For Years Ended June 30,
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

Contractual Obligations at June 30, 2008
Capital leases(1)	$13,742	$6,933	$5,318	$1,491	$—	$—	$—
Operating leases	17,875	2,929	2,250	1,854	1,847	1,740	7,255
Long-term obligations(1)	614	418	196	—	—	—	—

Total	$32,231	$10,280	$7,764	$3,345	$1,847	$1,740	$7,255

(1)	Includes interest expense.

Under most contracts, we provide the virtual schools we manage with turnkey management services and take responsibility for any operating deficits that the school may incur. These deficits are recorded as a reduction in revenues, and therefore are not included as a commitment or obligation in the above table.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We have not yet assessed the impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of this statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS No. 157, Fair Value Measurements, are adopted concurrently with SFAS No. 159. The Company does not believe that the provisions of this statement will have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

In March 2008, FASB issued SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, management anticipates that the adoption of SFAS No. 161 will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS 162.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2008 and June 30, 2007, we had cash and cash equivalents totaling $71.7 million and $1.7 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2008, fluctuations in interest rates would not have a material impact on our interest expense.

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

PART II

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2008. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

Bethesda, Maryland
September 26, 2008

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$71,682	$1,660
Accounts receivable, net of allowance of $1,458 and $589 at June 30, 2008 and June 30, 2007, respectively	30,630	15,455
Inventories, net	20,672	13,804
Current portion of deferred tax asset	8,344	—
Prepaid expenses and other current assets	3,648	1,245

Total current assets	134,976	32,164
Property and equipment, net	24,536	17,234
Capitalized curriculum development costs, net	21,366	9,671
Deferred tax asset, net of current portion	12,749	—
Goodwill	1,754	—
Other assets, net	1,943	2,143

Total assets	$197,324	$61,212

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank overdraft	$—	$1,577
Line of credit	—	1,500
Accounts payable	14,388	6,928
Accrued liabilities	4,684	1,819
Accrued compensation and benefits	10,049	6,200
Deferred revenue	3,114	2,620
Current portion of capital lease obligations	6,107	2,780
Current portion of notes payable	413	192

Total current liabilities	38,755	23,616
Deferred rent, net of current portion	1,640	1,684
Capital lease obligations, net of current portion	6,445	3,974
Notes payable, net of current portion	196	189

Total liabilities	47,036	29,463

Commitments and contingencies
Redeemable convertible preferred stock
Redeemable Convertible Series C Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at June 30, 2008; 10,784,313 shares authorized and 9,776,756 shares issued and outstanding at June 30, 2007; liquidation value of $133,629 at June 30, 2007	—	91,122

Redeemable Convertible Series B Preferred stock, par value $0.0001; no shares authorized, issued or outstanding at June 30, 2008; 14,901,960 shares authorized and 10,102,899 shares issued and outstanding at June 30, 2007; liquidation value of $138,087 at June 30, 2007	—	138,434

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 100,000,000 shares authorized; 27,944,826 and 2,041,604 shares issued and outstanding at June 30, 2008 and June 30, 2007, respectively	3	1
Additional paid-in capital	323,621	—
Accumulated deficit	(173,336)	(197,808)

Total stockholders’ equity (deficit)	150,288	(197,807)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$197,324	$61,212

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$226,235	$140,556	$116,902

Cost and expenses
Instructional costs and services	131,282	76,064	64,828
Selling, administrative, and other operating expenses	72,393	51,159	41,660
Product development expenses	9,550	8,611	8,568

Total costs and expenses	213,225	135,834	115,056

Income from operations	13,010	4,722	1,846
Interest expense, net	(295)	(639)	(488)

Income before income taxes	12,715	4,083	1,358
Income tax benefit (expense)	21,058	(218)	—

Net income	33,773	3,865	1,358
Dividends on preferred stock	(3,066)	(6,378)	(5,851)
Preferred stock accretion	(12,193)	(22,353)	(18,697)

Net income (loss) attributable to common stockholders	$18,514	$(24,866)	$(23,190)

Net income (loss) attributable to common stockholders per share:
Basic	$1.18	$(12.42)	$(11.73)

Diluted	$1.10	$(12.42)	$(11.73)

Weighted average shares used in computing per share amounts (see note 3):
Basic	15,701,278	2,001,661	1,977,195

Diluted	16,850,909	2,001,661	1,977,195

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable		Redeemable		Stockholders’ Equity (Deficit)
	Convertible Series C		Convertible Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share data)

Balance, June 30, 2005	8,079,961	$64,293	10,102,899	$111,984	1,976,312	$1	$—	$(150,300)	$(150,299)
Exercise of stock options	—	—	—	—	22,584	—	38	—	38
Accretion of Preferred Stock	—	6,067	—	12,630	—	—	(38)	(18,659)	(18,697)
Series C 10% Stock Dividend	807,998	5,851	—	—	—	—	—	(5,851)	(5,851)
Net income	—	—	—	—	—	—	—	1,358	1,358

Balance, June 30, 2006	8,887,959	76,211	10,102,899	124,614	1,998,896	1	—	(173,452)	(173,451)
Exercise of stock options	—	—	—	—	42,708	—	292	—	292
Stock compensation expense	—	—	—	—	—	—	218	—	218
Accretion of Preferred Stock	—	8,533	—	13,820	—	—	(510)	(21,843)	(22,353)
Series C 10% Stock Dividend	888,797	6,378	—	—	—	—	—	(6,378)	(6,378)
Net Income	—	—	—	—	—	—	—	3,865	3,865

Balance, June 30, 2007	9,776,756	91,122	10,102,899	138,434	2,041,604	1	—	(197,808)	(197,807)
Exercise of stock options	—	—	—	—	221,914	—	1,510	—	1,510
Stock compensation expense	—	—	—	—	—	—	1,464	—	1,464
Accretion of Preferred Stock	—	5,164	—	7,029	—	—	(5,958)	(6,235)	(12,193)
Series C 10% Stock Dividend	—	1,671	—	—	—	—	—	(1,671)	(1,671)
Issuance of stock related to acquisition of Power-Glide	—	—	—	—	186,266	—	2,660	—	2,660
Conversion of Preferred Stock	(9,776,756)	(97,957)	(10,102,899)	(145,463)	19,879,675	2	238,406	5,011	243,419
Purchase of common stock — Reg S transaction	—	—	—	—	833,333	—	15,000	—	15,000
Initial public offering, net of transaction costs and expense	—	—	—	—	4,450,000	—	70,539	—	70,539
Payment of Series C cash dividend	—	—	—	—	—	—	—	(6,406)	(6,406)
Exercise of stock warrants on cashless provision	—	—	—	—	332,034	—	—	—	—
Net income	—	—	—	—	—	—	—	33,773	33,773

Balance, June 30, 2008	—	$—	—	$—	27,944,826	$3	$323,621	$(173,336)	$150,288

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$33,773	$3,865	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,568	7,404	4,986
Stock based compensation expense	1,464	218	—
Deferred income taxes	(21,093)	—	—
Provision for (reduction of) doubtful accounts	867	(852)	(275)
Provision for (reduction of) inventory obsolescence	407	95	(39)
Provision for (reduction of) student computer shrinkage and obsolescence	162	(48)	174
Impairment of capitalized curriculum development cost	—	—	362
Changes in assets and liabilities:
Accounts receivable	(15,322)	(3,154)	(2,718)
Inventories	(7,275)	(2,790)	(5,359)
Prepaid expenses and other current assets	(2,403)	(763)	100
Other assets	97	(255)	(258)
Deposits and other assets	(154)	(322)	(268)
Accounts payable	7,375	579	1,559
Accrued liabilities	1,557	(824)	122
Accrued compensation and benefits	3,828	1,100	1,782
Deferred revenue	(273)	1,224	501
Deferred rent	(44)	86	1,598

Net cash provided by operating activities	15,534	5,563	3,625

Cash flows from investing activities
Purchase of property and equipment	(6,476)	(5,366)	(10,842)
Purchase of domain name	(250)	—	—
Acquisition of Power-Glide	(119)	—	—
Capitalized curriculum development costs	(11,669)	(8,683)	(655)

Net cash used in investing activities	(18,514)	(14,049)	(11,497)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	74,493	—	—
Cash received from issuance of common stock — Regulation S transaction	15,000	—	—
Deferred initial public offering costs	(3,954)	—	—
Net borrowings from (repayments on) revolving credit facility	(1,500)	1,500	—
Repayments on notes payable — related party	—	(4,025)	—
Repayments on capital lease obligations	(4,767)	(1,384)	(441)
Payments on notes payable	(180)	(62)	—
Proceeds from notes payable	408	441	—
Proceeds from exercise of stock options	1,485	292	38
Payment of cash dividend — Preferred Stock	(6,406)	—	—
Bank overdraft	(1,577)	1,577	—
Cash invested in restricted escrow account	—	2,332	(2,203)

Net cash provided by (used in) financing activities	73,002	671	(2,606)

Net change in cash and cash equivalents	70,022	(7,815)	(10,478)

Cash and cash equivalents, beginning of year	1,660	9,475	19,953

Cash and cash equivalents, end of year	$71,682	$1,660	$9,475

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. As of June 30, 2008, the Company served schools in 17 states and the District of Columbia, providing curriculum for grades kindergarten through twelfth. The Company expanded into four new states for fiscal year 2009: Hawaii, Indiana, Oregon, and South Carolina. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, contingencies, income taxes and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to public charter schools and school districts. In addition to providing the curriculum, books and materials, under most contracts, the Company is responsible to the virtual public schools for all aspects of the management of schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Where the Company has determined that they are the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. As a result, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2008, 2007 and 2006 were $62.2 million, $38.3 million and $35.6 million, respectively. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with public virtual schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s on-line

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

school and the on-line component of lessons; offline learning kits which include books and materials designed to complement and supplement the on-line lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher and; all management and technology services required to operate a public virtual school.

We have determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. In addition, we have determined that we do not have objective and reliable evidence of fair value for each element of our contracts. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, we account for revenues received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement based upon the approximate rate at which we incur the costs associated with each element.

Under the contracts with the schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating deficits of the schools in a given school year. These operating deficits represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include Company charges to the schools. These operating deficits may impair the Company’s ability to collect invoices in full. Accordingly, the Company’s amount of recognized revenue reflects this impairment. For the years ended June 30, 2008, 2007 and 2006, the Company’s revenue reflected impairment from these operating deficits of $9.1 million, $13.7 million and $7.0 million, respectively. Included in these deficits is a reserve for the potential impact of certain disallowed enrollments stemming from regulatory audits in Colorado totaling $0.9 million in 2006 and $1.0 million in 2007, and California totaling $1.0 million in 2007 and $1.0 million in 2008.

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated offline learning kits are recognized upon shipment.

During the years ended June 30, 2008, 2007 and 2006, approximately 97%, 97% and 94%, respectively, of the Company’s revenues were recognized from virtual public schools. In fiscal year 2008, we had contracts with two schools that individually represented 14% and 12% of revenues. In fiscal year 2007, we had contracts with four schools that individually represented 16%, 11%, 11% and 11% of revenues. In fiscal year 2006, we had contracts with three schools that individually represented 28%, 16% and 10% of revenues.

Shipping and handling costs

Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of operations. Shipping and handling charges are invoiced to the customer and are included in gross revenues.

Research and Development Costs

All research and development costs are expensed as incurred including patent application costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits; however, management believes it minimizes risk by maintaining deposits in well-capitalized financial institutions.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, receivables, inventory and short and long term debt approximate their fair values.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability, failure or refusal of individual customers to make required payments. These losses have been within management’s expectations. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. Management believes that an allowance for doubtful accounts of $1.5 million and $0.6 million as of June 30, 2008 and 2007, respectively, is adequate. However, actual write-offs might exceed the recorded allowance.

Inventory

Inventory consists primarily of schoolbooks and curriculum materials, a majority of which are leased to virtual schools and utilized directly by students. Inventory represents items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2008 and 2007 was $0.7 million and $0.3 million, respectively.

Other Assets

Other assets consist primarily of schoolbooks and curriculum materials which have been returned to the Company upon the completion of the school year. These assets are amortized over a period of two years which is included in instructional costs and services on the accompanying consolidated statement operations. Materials not returned are expensed as part of instructional costs and services. Other assets also include intangible assets, net of amortization, of $0.1 million and $0 at June 30, 2008 and 2007, respectively and deposits and other assets of $0.7 million and $1.0 million at June 30, 2008 and 2007, respectively.

Property and Equipment

Property and equipment, which includes capitalized software and web site development, are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset for fixed assets under capital leases). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Property and equipment are depreciated over the following lives:

Useful Life

Computer hardware	3 years
Computer software	3 years
Capitalized software and web site development costs	3 years
Office equipment	5-6 years
Furniture and fixtures	5-6 years
Leasehold Improvements	3-12 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with Statement of Financial Accounting Standards No. 13 (FAS 13), Accounting for Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Capitalized Software and Web Site Development Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company amortizes these costs over the estimated useful life of the software which is generally three years.

Software development costs incurred totaled $5.5 million, $3.1 million and $1.4 million for the years ended June 30, 2008 and 2007 and 2006, respectively. These amounts are recorded on the accompanying consolidated balance sheet as part of property and equipment, net of amortization and impairment charges. The estimated aggregate amortization expense for each of the three succeeding years ending June 30, 2009, 2010 and 2011 is $1.1 million, $0.6 million and $0.1 million, respectively.

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2 (EITF 00-2) , Accounting for Web Site Development Costs. Total capitalized web site development costs incurred for the years ended June 30, 2008 and 2007 were $0.3 million and $0.4 million, respectively. For the year ended June 30, 2006 all web site development costs occurred in the operating stage and were expensed as incurred. These amounts are recorded on the accompanying consolidated balance sheet as part of property and equipment, net of amortization and impairment charges. The estimated aggregate amortization expense for each of the three succeeding years ending June 30, 2009, 2010 and 2011 is $0.2 million, $0.2 million and $0.1 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as web content and accessed via the Internet. The Company also creates textbooks and other offline materials.

We capitalize curriculum development costs incurred during the application development stage in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. Included in capitalized curriculum development is the November 2007 purchase of a perpetual license of curriculum for $3 million of which $2.8 million was paid in cash and $0.2 million is included in accrued liabilities on the accompanying consolidated balance sheet. The balance due under the agreement is expected to be paid within the next twelve months as certain milestones within the agreement are met. The agreement includes a provision for future royalty payments. The curriculum will be included as part of our high school offering and will be amortized over five years.

Total capitalized curriculum development costs incurred were $11.7 million, $8.7 million and $0.7 million for the years ended June 30, 2008, 2007 and 2006, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization and impairment charges are recorded in product development expenses on the accompanying consolidated statement of operations. The

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

estimated aggregate amortization expense for each of the five succeeding years ending June 30, 2009, 2010, 2011, 2012 and 2013 is $2.8 million, $2.7 million, $2.3 million, $1.9 million and $0.4 million, respectively.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. The determination of fair value of the identifiable net assets acquired was determined by management utilizing various valuation methodologies.

Intangible assets subject to amortization include the trade name, domain name and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are considered to be no more than two years.

Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the year ended June 30, 2008, no impairment to goodwill was recorded.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. Impairment charges recorded were $0.4 million for the year ended June 30, 2006. There was no impairment for the years ended June 30, 2008 and 2007.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” effective July 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal and various states jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002, although carryforward tax attributes that were generated prior to 2002 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Sales Taxes

The Company reports sales taxes collected from clients and remitted to governmental authorities on a net basis. Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued expenses in the accompanying consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), as of July 1, 2006, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees . The Company adopted SFAS 123(R) using the prospective application method. SFAS No. 123(R) eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for stock-based compensation. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the consolidated statement of operations. The Company applied SFAS 123(R) to all new awards granted after July 1, 2006.

Advertising and Marketing Expenses

Advertising and marketing costs consist primarily of print media and brochures and are expensed when incurred. The advertising and marketing expenses recorded were $8.4 million, $5.2 million and $2.9 million during the years ended June 30, 2008, 2007 and 2006, respectively.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potentially dilutive securities consist of convertible preferred stock, stock options and warrants.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2008	2007	2006
	(In thousands except per shares and
	per share data)

Net income (loss) available to common shareholders — basic and diluted	$18,514	$(24,866)	$(23,190)
Weighted average common shares outstanding — basic	15,701,278	2,001,661	1,977,195
Weighted average common shares outstanding — diluted	16,850,909	2,001,661	1,977,195
Net income (loss) per common share:
Basic	$1.18	$(12.42)	$(11.73)
Diluted	$1.10	$(12.42)	$(11.73)

The basic and diluted weighted average common shares outstanding for the year ended June 30, 2008 reflect the weighted average effect of the conversion of preferred stock to common stock upon the closing of the initial public offering on December 18, 2007. The number of shares of common stock outstanding at June 30, 2008 is 27,944,826.

As of June 30, 2008, 2007 and 2006, the shares of common stock issuable in connection with convertible preferred stock, stock options, and warrants of 378,300, 23,260,070 and 21,105,437, respectively, were not included in the diluted loss per common share calculation since their effect was anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS No. 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We have not yet assessed the impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted if the decision to adopt the standard is made after the issuance of this statement but within 120 days after the first day of the fiscal year of adoption, provided no financial statements have yet been issued for any interim period and provided the requirements of SFAS No. 157, Fair Value Measurements, are adopted concurrently with SFAS No. 159. The Company does not believe that the provisions of this statement will have a material effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is in the process of evaluating the potential impact that adoption of SFAS No. 160 would have on its consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, the Company anticipates that the adoption of SFAS No. 161 will not have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. The Company has not yet assessed the impact of adopting SFAS 162.

4.	Property and Equipment

Property and equipment consists of the following at:

	June 30,
	2008	2007

Student computers	$30,126	$20,208
Capitalized software and web site development costs	10,648	4,905
Computer hardware	6,738	5,811
Computer software	4,051	3,390
Leasehold improvements	2,467	2,270
Office equipment	899	784
Furniture and fixtures	896	809

	55,825	38,177
Less accumulated depreciation and amortization	(31,289)	(20,943)

	$24,536	$17,234

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $2.6 million, $1.9 million and $1.1 million during the years ended June 30, 2008, 2007 and 2006, respectively. Depreciation expense of $9.2 million, $5.1 million and $3.5 million related primarily to computers leased to students and amortization of capitalized curriculum development reflected in instructional costs and services was recorded during the years ended June 30, 2008, 2007 and 2006, respectively. Amortization expense of $0.8 million, $0.4 million and $0.1 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2008, 2007 and 2006, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $0.5 million, $0.4 million and $0.2 million for the years ended June 30, 2008, 2007 and 2006, respectively.

5.	Income Taxes

The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the year.

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2008	2007

Deferred tax assets:
Net operating loss carryforward	$25,481	$25,376
Capitalized curriculum development	—	4,202
Reserves	1,977	613
Property and equipment	837	491
Stock compensation expense	656	87
Accrued expenses	609	486
Deferred rent	231	180
Deferred revenue	144	—
Charitable contributions carryforward	128	131

Total deferred tax assets	30,063	31,566

Deferred tax liabilities:
Capitalized curriculum development	(4,747)	—
Capitalized software and website development costs	(3,160)	(1,378)
Other assets	(452)	(262)

Total deferred tax liabilities	(8,359)	(1,640)

Deferred tax asset	21,704	29,926
Valuation allowance	(611)	(29,926)

Net deferred tax asset	$21,093	$—

The Company analyzed the positive and negative evidence to determine if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the weight of the evidence which includes a recent history of positive pre-tax income, the Company concluded that all federal deferred tax assets will be realized. Accordingly, the Company determined that it is appropriate to reduce the deferred tax asset valuation allowance by approximately $29.3 million as of June 30, 2008. The net change in total valuation allowance for the year ended June 30, 2007 was a decrease of $2.6 million. The Company maintains a valuation allowance on net deferred tax assets of $0.6 million as of June 30, 2008 related to state income taxes as the Company believes it is more likely than not that we will not be able to utilize these deferred tax assets. At June 30, 2008, the Company has available federal net operating loss carryforwards of $70.8 million that expire between 2020 and 2028 if unused.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2008, the Company changed its tax treatment of certain capitalized costs which resulted in an increase in its net operating loss carryforwards.

The Company has evaluated whether a change in the Company’s ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company’s ability to utilize its net operating losses. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its net operating losses subject to the Section 382 limitation.

The related components of the income tax (benefit) expense for the years ended June 30, 2008, 2007 and 2006 are as follows:

	Year Ended June 30,
	2008	2007	2006

Current:
State and other	$35	$218	—

Total current	35	218	—

Deferred:		—	—
Federal	(20,081)	—	—
State and other	(1,012)	—	—

Total deferred	(21,093)	—	—

Total income tax (benefit) expense	$(21,058)	$218	$—

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income (loss) before income taxes as follows:

	Year Ended June 30,
	2008	2007	2006

U.S. federal tax at statutory rates	35.00%	35.00%	35.00%
Permanent items	7.78	20.22	55.77
State taxes, net of federal benefit	3.61	13.65	12.98
Change in valuation allowance	(212.18)	(63.56)	(103.75)

Provision for income taxes	(165.79)%	5.31%	—%

6.	Lease Commitments and Notes Payable

Capital leases

As of June 30, 2008, computer equipment and software under capital leases are recorded at a cost of $18.6 million and accumulated depreciation of $7.1 million. The Company has an equipment lease line of credit with Hewlett-Packard Financial Services Company that expires on April 30, 2009 for new purchases on the line of credit. The interest rate on new advances under the equipment lease line is set quarterly. Prior borrowings under the equipment lease line had interest rates ranging from 7.0% to 8.83%. The prior borrowings include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with Hewlett-Packard Financial Services Company to guarantee the obligations under this equipment lease and financing agreement.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Notes payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 11.4% and payment terms ranging from eighteen months to three years.

The following is a summary as of June 30, 2008 of the present value of the net minimum lease payments on capital leases and notes payable under the Company’s commitments:

Year Ended June 30,

2009	$7,351
2010	5,514
2011	1,491

Total minimum lease payments	14,356
Less amount representing interest (imputed interest rate of 8.6)%	(1,195)

Net minimum lease payments	13,161
Less current portion	(6,520)

Present value of net minimum payments, less current portion	$6,641

Operating leases

The Company has fixed non-cancelable operating leases with terms expiring through 2018. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

In December 2005, the Company entered into an operating lease for non-owned facilities commencing in May 2006. The term of the lease is seven years with the option to extend the lease for two five year periods. In accordance with the lease terms, the Company delivered to the landlord an unconditional and irrevocable letter of credit in the amount of $2.1 million for a term ending 90 days after the expiration of the lease. The letter of credit can be reduced up to 25% on the first day of each of the fourth, fifth and sixth years if certain covenants are met. Additionally, in December 2005, the Company entered into an operating sublease for non-owned facilities commencing in January 2006. The term of the sublease is through September 2009. In accordance with the lease terms, the Company delivered to the sublandlord an unconditional and irrevocable letter of credit in the amount of $0.2 million for a term ending 60 days after the expiration of the lease. In November 2006, the Company entered into an operating lease for non-owned facilities commencing in January 2007. The term of the lease is through April 2018 with the option to extend for one additional five year term. In July 2008, the Company entered into an operating sublease for non-owned facilities commencing in August 2008. The term of the lease is through July 2010. Rent expense was $2.5 million, $2.1 million and $1.8 million for the years ended June 30, 2008, 2007 and 2006, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more as follows:

Year Ended
June 30,

2009	$2,929
2010	2,250
2011	1,854
2012	1,847
2013	1,740
Thereafter	7,255

Total future minimum lease payments	$17,875

7.	Line of Credit

In December 2006, the Company entered into a $15 million revolving credit agreement with PNC Bank (the “Credit Agreement”). Pursuant to the terms of the Credit Agreement, the proceeds of the term loan facility were to be used primarily for working capital requirements and other general business or corporate purposes. Because of the seasonality of our business and timing of funds received from the state, expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools; therefore, borrowings against the Credit Agreement are primarily going to be short term.

Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at either: (i) the higher of (a) the rate of interest announced by PNC Bank from time to time as its “prime rate” and (b) the federal funds rate plus 0.5% or (ii) the applicable London interbank offered rate divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “eurocurrency liabilities” as defined in Regulation D as promulgated by the Board of Governors of the Federal Reserve System, plus the applicable margin for such loans, which ranges between 1.250% and 1.750%, based on the leverage ratio (as defined in the Credit Agreement).

The Company pays a commitment fee on the unused portion of the Credit Agreement, quarterly in arrears, during the term of the credit agreement which varies between 0.150% and 0.250% depending on the leverage ratio. The commitment fees incurred for the year ended June 30, 2008 were minimal.

The working capital line includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets of the Company. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a minimum net worth (as defined in the Credit Agreement) and maximum debt leverage ratios. These covenants are subject to certain qualifications and exceptions. As of June 30, 2008, the Company was in compliance with all covenants.

In October 2007, the Company increased the Credit Agreement from $15 million to $20 million under substantially the same terms. As of June 30, 2008, there was no outstanding balance on the working capital line of credit and approximately $2.3 million was outstanding under the letter of credit facility with an interest rate of 1.25%.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Warrants

Warrants for common stock are outstanding at June 30, 2008 consist of 21,299 warrants to purchase an equivalent number of common stock at a price of $8.16 per share that expire in March 2010. These warrants were issued in March 2003 in conjunction with promissory notes issued by the Company for funds borrowed from existing shareholders. In March 2008, certain shareholders exercised stock purchase warrants with a strike price of $6.83 per share for an aggregate net issuance of 332,034 shares of common stock. These previously disclosed warrants were exercised on a cashless basis, as provided for under the terms of the warrant agreement. The warrants were set to expire in April 2008. For the years ended June 30, 2007 and 2006 there were no warrants issued or exercised.

9.	Equity Transactions

Reverse Stock Split

On October 30, 2007, the Board approved a 1-for-5.1 reverse split of the Company’s common stock. On October 31, 2007, the reverse split was further approved by a majority of the shareholders. The stock split was effective on November 2, 2007. In conjunction with these actions, the number of authorized shares of common stock was adjusted to 33,362,500. All share and per share amounts related to common stock, options and common stock warrants included in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

10.	Stock Option Plan

The Company adopted a Stock Option Plan (the Plan) in May 2000. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of nonqualified stock options to purchase common stock. In December 2003, the Board increased the total number of common stock shares reserved and available for grant and issuance pursuant to the Plan to 2,549,019 shares. In November 2007, the Board adopted the 2007 Plan increasing the number of common stock shares reserved to 4,213,921 shares plus the increases in the shares pursuant to the “evergreen provision” that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan. The Company also grants stock options to executive officers under stand-alone agreements outside the Plan. These options totaled 1,441,168 as of June 30, 2008.

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

The Company uses the Black-Scholes option pricing model method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to July 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on historical closing stock prices of a pool of comparable companies. The dividend yield is zero as the Company has no present intention to pay cash dividends.

SFAS 123R requires management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on its consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2008	2007

Dividend yield	0.0%	0.0%
Expected volatility	46%	51%
Risk-free interest rate	2.69% to 4.95%	4.53% to 5.01%
Expected life of the option term (in years)	4.64 - 5.76	3.25 - 6.40
Forfeiture rate	20% to 30%	20% to 30%

The fair value of the options granted for the years ended June 30, 2008 and 2007 was $5.3 million and $1.0 million, respectively. This amount will be expensed over the expected vesting.

Dividend yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Since the Company ’s common shares have recently been publicly traded and therefore does not have sufficient historical data, the basis for the standard option volatility calculation is derived from known publicly traded comparable companies. The annual volatility for these companies is derived from their historical stock price data.

Risk-free interest rate — The assumed risk free rate used is a zero coupon U.S. Treasury security with a maturity that approximates the expected term of the option.

Expected life of the option term — This is the period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of eight years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted.

Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company uses a forfeiture rate that is based on historical forfeitures at various classification levels with the Company.

Stock option activity including stand-alone agreements during the year ended June 30, 2008 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2006	2,512,806	$7.03	5.76	$36,385
Granted	1,249,409	13.35
Exercised	(42,708)	6.84
Canceled	(96,657)	7.06

Outstanding, June 30, 2007	3,622,850	9.21	5.28	$44,551
Granted	1,477,747	15.38
Exercised	(221,914)	6.81
Canceled	(111,834)	11.00

Outstanding, June 30, 2008	4,766,849	$11.20	5.19	$49,167

Stock options exercisable at June 30, 2008	2,437,503	$7.59	4.04	$33,937

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The total intrinsic value of options exercised for the years ended June 30, 2008 and 2007 was $3.7 million and $0.1 million, respectively.

The following table summarizes the option grant activity for the year ended June 30, 2008.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

July 2007	1,209,811	$13.66	$9.28	$—
August 2007	1,838	$13.66	$11.78	$—
February 2008	210,847	$22.82	$22.82	$—
May 2008	55,250	$24.78	$24.78	$—

As of June 30, 2008, there was $4.4 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the years ended June 30, 2008 and 2007 was $3.6 million and $4.2 million, respectively. During the years ended June 30, 2008, the Company recognized $1.5 million of stock based compensation. The total income tax benefit recognized in the statement of operations related to stock options exercised during the years ended June 30, 2008 and 2007 was $1.4 million and $0 respectively.

11.	Business Combinations

On October 1, 2007, the Company acquired all of the stock of Power-Glide Knowledge Courses, Inc. (“Power-Glide”), a Utah corporation, for $4.1 million, which included approximately $0.1 million in acquisition costs. In addition, the former shareholders of Power-Glide have the right to receive an additional 19,602 of the Company’s common shares subject to obtaining certain milestones as defined in the acquisition agreement. As of June 30, 2008, 9,801 shares were considered earned and recognized as additional acquisition cost. The Company believes the addition of Power-Glide will provide cost saving benefits associated with K12’s foreign language curriculum and assist the Company in expanding the content of their academic offerings. The results of Power-Glide’s operations have been included in the consolidated financial statements since October 1, 2007.

The purchase price consists of the following (in thousands):

Issuance of the Company’s common shares	$2,660
Assumption of operating liabilities	1,271
Transaction costs	119

$4,050

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Net working capital	$(190)
Property and equipment	33
Capitalized curriculum development costs — existing and in-process developed technology assets (estimated useful life of 5 years)	2,263
Intangible assets:
Marketing related for trade name (estimated useful life of 2 years)	50
Contract related for non-compete agreements (estimated useful life of 2 years)	139

Total intangible assets	189

Deferred tax liabilities	(936)
Goodwill	2,691

Net assets acquired	$4,050

Pro Forma Information

The unaudited pro forma information below sets forth summary results of operations as if the acquisition of Power-Glide (acquired October 1, 2007) had taken place at the beginning of our fiscal year 2007, after giving effect to certain adjustments directly attributable to the transaction. The pro forma information for the years 2008 and 2007 has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisitions occurred at the beginning of 2007 or of results which may occur in the future (in thousands, except per share amounts):

	Year Ended June 30,
	2008	2007

Revenue	$226,376	$143,952
Net income	$32,777	$4,886
Earnings per share:
Basic	$1.12	$(11.92)
Diluted	$1.04	$(11.92)

12.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We are currently involved in a lawsuit brought by a teachers’ union seeking the closure of the virtual public school we serve in Illinois.

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or plaintiffs) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case. After three dismissals of their complaint on procedural grounds, the Court granted the plaintiff’s Fourth Amended Citizen Complaint on May 20, 2008. CVCS and the Chicago Board of Education jointly filed a

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Motion to Reconsider, which was denied by Memorandum Opinion and Order dated August 8, 2008. The case is now in the discovery stage. The Company continues to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiffs were to prevail and a claim was made against the Company for indemnification. In fiscal year 2007 and for the year ended June 30, 2008, average enrollments in CVCS were 225 and 407 respectively, and we derived 1.1% and 1.3%, respectively of our revenues from CVCS. We do not believe that a loss in this case would have a material adverse impact on our future results of operations, financial position or cash flows.

The Company expenses legal costs as incurred in connection with a loss contingency.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for one agreement that has a three year term, all other agreements provide for employment on an “at-will” basis. If the employee is terminated for “good reason” or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

On July 12, 2007, the Company’s board of directors approved an amended and restated employment agreement for an executive officer. The amended and restated agreement extends the term of employment until January 1, 2011 and amended certain elements of compensation including salary, stock options and severance. Additionally, on July 12, 2007, the Company’s board of directors also approved the terms of a new option agreement for an executive officer which provides that all outstanding options will become fully vested upon a change in control of Company.

The Company maintains an annual cash performance bonus program that is intended to reward executive officers based on our performance and the individual named executive officer’s contribution to that performance. In determining the performance-based compensation awarded to each named executive officer, the Company may generally evaluate the Company’s and the executive’s performance in a number of areas, which could include revenues, operating earnings, student retention, efficiency in product and systems development, marketing investment efficacy, new enrollment and developing company leaders.

Vendor Payment Commitments

In April 2007, the Company entered into a master services and license agreement with a third party that provides for the Company to license their proprietary computer system. The agreement is effective through July 2010. In exchange for the license of the computer system, the Company agrees to pay a service fee per enrollment. In the event the fees paid over the term of the contract do not exceed $1 million (the minimum commitment fee), the Company agrees to pay the difference between the actual fees paid and the minimum commitment fee. As of June 30, 2008, the Company believes actual fees paid will exceed the minimum commitment fee.

13.	Related Party Transactions

Affiliates of the Company, rendered $0.4 million, $0.3 million and $0.1 million of professional services to the Company during the years ended June 30, 2008, 2007 and 2006, respectively. These costs include administrative operations, consulting and curriculum development services, other operating charges and the purchase of our domain name.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Employee Benefits

The Company is party to a Section 401(k) Salary Deferral Plan (the 401(k) Plan). Under the 401(k) Plan, employees at least 18 years of age having been employed for at least 30 days may voluntarily contribute up to 15% of their compensation. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation, which begins following six months of service and vests after three years of service. Under the 401(k) Plan, the Company expensed $0.2 million, $0.1 million and $0.1 million during each of the years ended June 30, 2008, 2007 and 2006, respectively.

15.	Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2008	2007	2006

Cash paid for interest	$1,256	$1,317	$33

Cash paid for taxes	$161	$244	$—

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$10,564	$8,052	$—

Cash receipts in transit from exercise of stock options	$25	—	$—

Business Combination:
— Net working capital	$(190)	$—	$—

— Property and equipment	$33	$—	$—

— Capitalized curriculum development costs	$2,263	$—	$—

— Intangible assets	$189	$—	$—

— Deferred tax liabilities	$(936)	$—	$—

— Goodwill	$2,691	$—	$—

— Assumed liabilities	$1,271	$—	$—

— Issuance of common stock	$2,660	$—	$—

Conversion of preferred stock to common stock upon initial public offering	$238,408	$—	$—

Purchase of perpetual license agreement/accrued liabilities	$150	$—	$—

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Results of Operations (Unaudited)

The unaudited consolidated interim financial information presented should be read in conjunction with other information included in our consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of our last eight quarters.

	2008
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2008	2008	2007	2007

Consolidated Quarterly Statements of Income
Revenues	$56,475	$56,016	$54,391	$59,353
Cost and expenses
Instructional costs and services	32,462	32,062	31,980	34,778
Selling, administrative, and other	22,712	17,032	16,610	16,039
Product development expenses	2,021	2,542	2,460	2,527

Total costs and expenses	57,195	51,636	51,050	53,344

Income (loss) from operations	(720)	4,380	3,341	6,009
Interest expense, net	88	309	(388)	(304)

Income (loss) before income taxes	(632)	4,689	2,953	5,705
Income tax benefit (expense)	17,735	(2,229)	(1,565)	7,117

Net income (loss)	17,103	2,460	1,388	12,822
Dividends on preferred stock	—	—	(1,395)	(1,671)
Preferred stock accretion	—	—	(5,633)	(6,560)

Net income (loss) attributable to common stockholders	$17,103	$2,460	$(5,640)	$4,591

Net income (loss) attributable to common stockholders per share:
Basic	$0.62	$0.09	$(0.98)	$2.25

Diluted	$0.59	$0.09	$(0.98)	$0.20

Weighted average shares used in computing per share amounts:
Basic	27,793,003	27,449,893	5,777,767	2,043,589

Diluted	29,125,372	28,780,389	5,777,767	22,744,525

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

	2007
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2007	2007	2006	2006

Consolidated Quarterly Statements of Income
Revenues	$35,626	$34,831	$32,356	$37,743
Cost and expenses
Instructional costs and services	20,961	17,904	18,022	19,177
Selling, administrative, and other	16,100	12,644	11,030	11,385
Product development expenses	2,756	2,083	1,566	2,206

Total costs and expenses	39,817	32,631	30,618	32,768

Income (loss) from operations	(4,191)	2,200	1,738	4,975
Interest expense, net	(165)	(117)	(263)	(94)

Income (loss) before income taxes	(4,356)	2,083	1,475	4,881
Income tax benefit (expense)	9	(51)	(30)	(146)

Net income (loss)	(4,347)	2,032	1,445	4,735
Dividends on preferred stock	(1,670)	(1,670)	(1,519)	(1,519)
Preferred stock accretion	(5,810)	(5,810)	(5,366)	(5,367)

Net income (loss) attributable to common stockholders	$(11,827)	$(5,448)	$(5,440)	$(2,151)

Net income (loss) attributable to common stockholders per share:
Basic	$(5.89)	$(2.72)	$(2.72)	$(1.08)

Diluted	$(5.89)	$(2.72)	$(2.72)	$(1.08)

Weighted average shares used in computing per share amounts:
Basic	2,009,374	1,999,343	1,999,106	1,998,853

Diluted	2,009,374	1,999,343	1,999,106	1,998,853

17.	Subsequent Events

On August 15, 2008 a subsidiary of the Company entered into an agreement to establish a joint venture with a Middle East partner. Our initial cash investment into this joint venture was approximately $1 million. The purpose of the joint venture is to develop and manage the distribution of our learning system in the Gulf Cooperating Countries.

SCHEDULE II

K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006

1.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	from	Balance at End
	Period	Expenses	Allowance	of Period

June 30, 2008	$588,971	$915,730	$48,329	$1,456,372
June 30, 2007	$1,440,499	106,038	957,566	$588,971
June 30, 2006	$1,715,781	174,895	450,177	$1,440,499

2.	INVENTORY RESERVE

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2008	$327,608	781,104	373,885	$734,827
June 30, 2007	$232,055	320,960	225,407	$327,608
June 30, 2006	$270,611	—	38,556	$232,055

3.	COMPUTER RESERVE (1)

		Additions
		(Deductions)
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2008	$616,361	162,428	—	$778,789
June 30, 2007	$664,186	(47,825)	—	$616,361
June 30, 2006	$490,533	173,653	—	$664,186

(1)	A reserve account is maintained against potential shrinkage and obsolescence for those computers provided to our students. The reserve is calculated based upon several factors including historical percentages, the net book value and remaining useful life.

4.	INCOME TAX VALUATION ALLOWANCE

		Additions to
	Balance at	Net Deferred	Deductions in Net
	Beginning of	Tax Assets	Deferred Tax Asset	Balance at End
	Period	Allowance	Allowance	of Period

June 30, 2008	$29,925,898	—	29,314,944	$610,954
June 30, 2007	$32,527,019	—	2,601,121	$29,925,898
June 30, 2006	$33,866,482	—	1,339,463	$32,527,019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and officers of K12 is incorporated by reference to our proxy statement for our annual stockholders meeting. Certain information regarding our executive officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of officers and directors of K12 is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of K12 common stock is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships, related transactions with K12, and director independence is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement for our annual stockholders meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) All financial statements.  The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Form 10-K.

(a)(2) Financial statement schedules.  All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Form 10-K.

(b) Exhibits.

An index to exhibits has been filed as part of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.

By:	/s/ Ronald J. Packard
Name:     Ronald J. Packard

Title:	Chief Executive Officer

Date: September 26, 2008

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ronald J. Packard, John F. Baule and Howard D. Polsky, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Packard Ronald J. Packard	Chief Executive Officer (Principal Executive Officer)	September 26, 2008

/s/ John F. Baule John F. Baule	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 26, 2008

/s/ Andrew H. Tisch Andrew H. Tisch	Chairman of the Board and Director	September 26, 2008

/s/ Guillermo Bron Guillermo Bron	Director	September 26, 2008

/s/ Steven B. Fink Steven B. Fink	Director	September 26, 2008

/s/ Dr. Mary H. Futrell Dr. Mary H. Futrell	Director	September 26, 2008

Signature	Title	Date

/s/ Jane M. Swift Jane M. Swift	Director	September 26, 2008

/s/ Thomas J. Wilford Thomas J. Wilford	Director	September 26, 2008

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (Incorporated by reference to Exhibit 3.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
3.2		Amended and Restated Bylaws of K12 Inc. (Incorporated by reference to Exhibit 3.2 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
4.1		Form of stock certificate of common stock (Incorporated by reference to Exhibit 4.1 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.2		Amended and Restated Stock Option Plan and Amendment thereto (Incorporated by reference to Exhibit 4.2 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.3		Form of Stock Option Contract — Employee (Incorporated by reference to Exhibit 4.3 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.4		Form of Stock Option Contract — Director (Incorporated by reference to Exhibit 4.4 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.5		Form of Second Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.5 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.6		Form of Common Stock Warrant Agreement (Incorporated by reference to Exhibit 4.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.7		K12 Inc. 2007 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.8 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.8		K12 Inc. 2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.9 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.1		Revolving Credit Agreement and Certain Other Loan Documents by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank, N.A. (Incorporated by reference to Exhibit 10.1 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.2*	Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.5 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.3		Stock Option Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10.4		Stock Option Agreement of John Baule (Incorporated by reference to Exhibit 10.7 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10.5		Stock Option Agreement of Bror Saxberg (Incorporated by reference to Exhibit 10.8 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.6*	Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 10.9 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.7		Employment Agreement of John F. Baule (Incorporated by reference to Exhibit 10.10 to K12’s Amendment No. 2 to Registration Statement on Form S-1, File No. 333-144894).
10.8		Employment Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.11 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.9		Employment Agreement of Bror V. H. Saxberg (Incorporated by reference to Exhibit 10.12 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.10		Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated December 7, 2005 (Incorporated by reference to Exhibit 10.13 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.11		Sublease by and between France Telecom Long Distance USA, LLC, and K12 Inc., dated December 9, 2005 (Incorporated by reference to Exhibit 10.14 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.12		Employment Agreement of Celia Stokes (Incorporated by reference to Exhibit 10.15 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

Exhibit
No.		Description of Exhibit

10.13		Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.16 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10	.14*	Stock Option Agreement between K12 Inc. and Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.17 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.15		First Amendment to Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.18 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.16		Amendment No. 1 to Revolving Credit Agreement (Incorporated by reference to Exhibit 10.19 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.17		Stock Subscription Agreement between K12 Inc. and KB Education Investments Limited, dated November 6, 2007 (Incorporated by reference to Exhibit 10.20 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.18		Second Amended and Restated Educational Products and, Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio LLC (Incorporated by reference to Exhibit 10.21 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.19		Stock Option Agreement of John Baule (Incorporated by reference to Exhibit 10.22 to K12’s Amendment No. 7 to Registration Statement on Form S-1, File No. 333-144894).
10.20		Stock Option Agreement of Richard Rasmus (Incorporated by reference to Exhibit 10.23 to K12’s Amendment No. 7 to Registration Statement on Form S-1, File No. 333-144894).
10.21		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of November 30, 2006.
10.22		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of March 26, 2007.
10.23		Sublease by and between DIECA Communications Inc. and K12 Inc., dated June 25, 2008.
21.1		Subsidiaries of K12 Inc.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included in signature pages).
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Portions omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.