Form 10-Q
period 2008-09-30
K12 INC
filed 2008-11-14
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 12, 2008.

Common Stock, $0.0001 par value — 28,734,553 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2008

Index

		Page
		Number

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	19

Part II.	Other Information
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21
EXHIBIT	31.1
EXHIBIT	31.2
EXHIBIT	32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	June 30,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$49,023	$71,682
Accounts receivable, net of allowance of $1,529 and $1,458 at September 30, 2008 and June 30, 2008, respectively	88,969	30,630
Inventories, net	14,000	20,672
Current portion of deferred tax asset	8,575	8,344
Prepaid expenses and other current assets	2,820	3,648

Total current assets	163,387	134,976
Property and equipment, net	35,949	24,536
Capitalized curriculum development costs, net	23,943	21,366
Deferred tax asset, net of current portion	11,037	12,749
Goodwill	1,825	1,754
Other assets, net	6,388	1,943

Total assets	$242,529	$197,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,021	$14,388
Accrued liabilities	7,955	4,684
Accrued compensation and benefits	5,653	10,049
Deferred revenue	24,938	3,114
Current portion of capital lease obligations	10,014	6,107
Current portion of notes payable	326	413

Total current liabilities	62,907	38,755
Deferred rent, net of current portion	1,644	1,640
Capital lease obligations, net of current portion	13,522	6,445
Notes payable, net of current portion	112	196

Total liabilities	78,185	47,036

Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 28,697,673 and 27,944,826 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	3	3
Additional paid-in capital	331,763	323,621
Accumulated deficit	(167,422)	(173,336)

Total stockholders’ equity	164,344	150,288

Total liabilities and stockholders’ equity	$242,529	$197,324

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,
	2008	2007

Revenues	$88,625	$59,353

Cost and expenses
Instructional costs and services	54,421	34,778
Selling, administrative, and other operating expenses	22,835	16,039
Product development expenses	2,195	2,527

Total costs and expenses	79,451	53,344

Income from operations	9,174	6,009
Interest income (expense), net	107	(304)

Income before income tax expense and minority interest	9,281	5,705
Income tax (expense) benefit	(3,786)	7,117

Income before minority interest	5,495	12,822
Minority interest in loss of consolidated subsidiaries, net of tax	419	—

Net income	5,914	12,822
Dividends on preferred stock	—	(1,671)
Preferred stock accretion	—	(6,560)

Net income attributable to common stockholders	$5,914	$4,591

Net income attributable to common stockholders per share:
Basic	$0.21	$2.25

Diluted	$0.20	$0.20

Weighted average shares used in computing per share amounts (see page 7):
Basic	28,487,440	2,043,589

Diluted	29,499,102	22,744,525

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Three months ended September 30, 2008
Balance, June 30, 2008	27,944,826	$3	$323,621	$(173,336)	$150,288
Exercise of stock options	752,847	—	5,419	—	5,419
Stock compensation expense	—	—	529	—	529
Excess tax benefit from stock-based compensation	—	—	2,194	—	2,194
Net income	—	—	—	5,914	5,914

Balance, September 30, 2008	28,697,673	$3	$331,763	$(167,422)	$164,344

See notes to unaudited condensed financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$5,914	$12,822
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	4,446	2,252
Stock based compensation expense	529	300
Excess tax benefit from stock-based compensation	(2,194)	—
Deferred income taxes	3,674	(7,117)
Provision for doubtful accounts	70	21
Provision for inventory obsolescence	40	7
Provision for (reduction of) student computer shrinkage and obsolescence	(6)	161
Changes in assets and liabilities:
Accounts receivable	(58,409)	(34,248)
Inventories	6,632	7,029
Prepaid expenses and other current assets	828	261
Other assets	(4,440)	(933)
Deposits and other assets	28	557
Accounts payable	(367)	4,100
Accrued liabilities	3,271	2,374
Accrued compensation and benefits	(4,396)	(2,880)
Deferred revenue	21,825	12,571
Deferred rent	5	(17)

Net cash used in operating activities	(22,550)	(2,740)

Cash flows from investing activities
Purchase of property and equipment	(2,397)	(1,530)
Purchase of domain name	—	(250)
Capitalized curriculum development costs	(3,618)	(1,622)

Net cash used in investing activities	(6,015)	(3,402)

Cash flows from financing activities
Deferred initial public offering costs	—	(1,371)
Net borrowings from revolving credit facility	—	11,000
Repayments on capital lease obligations	(1,466)	(648)
Repayments on notes payable	(170)	(44)
Proceeds from exercise of stock options	5,348	25
Excess tax benefit from stock-based compensation	2,194	—
Repayment of bank overdraft	—	(1,577)

Net cash provided by financing activities	5,906	7,385

Net change in cash and cash equivalents	(22,659)	1,243

Cash and cash equivalents, beginning of period	71,682	1,660

Cash and cash equivalents, end of period	$49,023	$2,903

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. As of September 30, 2008, the Company served schools in 21 states and the District of Columbia, providing curriculum for kindergarten through twelfth grades. The Company expanded into four new states in fiscal year 2009: Hawaii, Indiana, Oregon and South Carolina. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007, the condensed consolidated statements of cash flows for the three months ended September 30, 2008 and 2007, and the condensed consolidated statement stockholders’ equity for the three months ended September 30, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three months ended September 30, 2008 and 2007, the results of cash flows for the three months ended September 30, 2008 and 2007 and the stockholders’ equity for the three months ended September 30, 2008. The results of the three month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ended June 30, 2009 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the company’s latest annual report on Form 10-K filed on September 26, 2008, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2008.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Summary of Significant Accounting Policies

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and affiliated companies in which the Company owns, directly or indirectly, or otherwise controls 50% or more of the outstanding voting interests. Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest in loss of consolidated subsidiaries” in the Company’s consolidated statements of operations. Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Income Per Common Share

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2008	2007
	(In thousands, except share
	and per share data)

Net income available to common shareholders — basic and diluted	$5,914	$4,591
Weighted average common shares outstanding — basic	28,487,440	2,043,589
Weighted average common shares outstanding — diluted	29,499,102	22,744,525
Net income (loss) per common share:
Basic	$0.21	$2.25
Diluted	$0.20	$0.20

Recently Adopted Financial Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, on July 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The implementation of this Statement was not material to the Company’s consolidated financial position or results of operations.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

4.	Income Taxes

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

5.	Lease Commitments

Capital Leases

As of September 30, 2008, computer equipment and software under capital leases are recorded at a cost of $30.9 million and accumulated depreciation of $9.2 million. The Company has an equipment lease line of credit that expires on April 30, 2009 for new purchases on the line of credit. The interest rate on new advances under the equipment lease line is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 6.4% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 11.4% and payment terms ranging from eighteen months to three years.

The following is a summary as of September 30, 2008 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
September 30,	Leases	Payable	Total

2009	$11,324	$327	$11,652
2010	9,162	111	9,274
2012	5,041	—	5,041
2013	156	—	156

Total minimum payments	25,683	438	26,123
Less amount representing interest (imputed interest rate of 7.7%)	(2,147)	—	(2,149)

Net minimum payments	23,536	438	23,974
Less current portion	(10,014)	(326)	(10,340)

Present value of minimum payments, less current portion	$13,522	$112	$13,634

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Stock Option Plan

The Company uses the Black-Scholes method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to July 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. Under SAB 107, the Company has estimated the expected term of granted options to be the weighted average mid-point between the vesting date and the end of the contractual term. In December 2007, the SEC issued SAB 110 which allows companies to continue to use the simplified method, as defined in SAB 107 to estimate the expected term of stock options under certain circumstances. The Company estimates the volatility rate based on historical closing stock prices of a pool of comparable companies. The dividend yield is zero as the Company has no present intention to pay cash dividends.

SFAS 123R requires management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

The 2007 Equity Incentive Award Plan was adopted by the Company’s Board of Directors on October 30, 2007. There were 504,700 stock options granted under the 2007 Equity Incentive Award Plan for the quarter ended September 30, 2008.

Stock option activity during the three months ended September 30, 2008 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2008	4,766,849	$11.20
Granted	504,700	23.40
Exercised	(752,847)	7.15
Canceled	(97,570)	10.95

Outstanding, September 30, 2008	4,421,132	$13.28	5.16	$58,434

Stock options exercisable at September 30, 2008	2,098,892	$8.50	4.38	$37,770

The total intrinsic value of options exercised during the three months ended September 30, 2008 was $12.7 million.

The following table summarizes the option grant activity for the three months ended September 30, 2008.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2008	15,700	$21.94	$9.81	$—
August 2008	489,000	$23.45	$10.47	$—

	504,700

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

On December 10, 2007, the Company received majority stockholder consent, pursuant to Section 228(a) of the Delaware General Corporation Law (the “DGCL”), approving the Company’s 2007 Equity Incentive Award Plan and its 2007 Employee Stock Purchase Plan (which are more fully described in the Company’s registration statement on Form S-1, Registration Number 333-144894). All stockholders were notified of the approval of these plans, pursuant to Section 228(e) of the DGCL, on December 20, 2007. The 2007 Equity Incentive Award Plan and the 2007 Employee Stock Purchase Plan were adopted by the Company’s Board of Directors on October 30, 2007. There were 504,700 stock options granted under the 2007 Equity Incentive Award Plan for the quarter ended September 30, 2008.

As of September 30, 2008, there was $7.6 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plan adopted in May 2000 and November 2007 and the 2007 Equity Incentive Award Plan. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three months ended September 30, 2008 was $5.8 million. During the three months ended September 30, 2008, the Company recognized $0.5 million of stock based compensation.

7.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company is currently involved in a lawsuit brought by a teacher’s union seeking the closure of the virtual public school the Company serves in Illinois.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or plaintiffs) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case. After three dismissals of their complaint on procedural grounds, the Court granted the plaintiff’s Fourth Amended Citizen Complaint on May 20, 2008. CVCS and the Board of Education of the City of Chicago jointly filed a Motion to Reconsider, which was denied by Memorandum Opinion and Order dated August 8, 2008. The case is now in the discovery stage. The Company continues to participate in the defense of CVCS under an indemnity obligation in its service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2008 and for the three months ended September 30, 2008, average enrollments in CVCS were 407 and 586, respectively and the Company derived 1.3% and 1.0%, respectively of its revenues from CVCS.

The Company expenses legal costs as incurred.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Joint Venture

On August 15, 2008, a subsidiary of the Company entered into an agreement to establish a joint venture with a Middle East partner. The purpose of the joint venture is to develop and manage the distribution of the Company’s learning system in the Gulf Cooperating Countries. The Company’s investment into this joint venture consists of $1 million in cash and contributed assets in return for a 66.7% ownership interest. The Company’s Middle East partner will contribute $5 million in cash in return for a 33.3% ownership interest. The Company accounts for this joint venture under the consolidated method of accounting.

9.	Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2008	2007

Cash paid for interest	$255	$281

Cash paid for taxes, net of refunds	$(12)	$—

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$12,450	$6,964

10.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe that the provisions of this statement will have a material effect on its financial condition, results of operations and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, the Company anticipates that the adoption of SFAS No. 161 will not have a material effect on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The following overview provides a summary of the sections included in our MD&A:

•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2008.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Forward-Looking Statements

This MD&A contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Executive Summary

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

We deliver our learning system to students primarily through virtual public schools. We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions, under long-term contracts. As of September 30, 2008, substantially all of our enrollments were served through 32 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services, located in 21 states and the District of Columbia. For the first quarter of fiscal year 2009 versus the same period in the prior year, we increased average enrollments in the virtual public schools we serve to approximately 56,200 students from 39,500 students, an increase of 42.4%, and increased revenues to $88.6 million from $59.4 million, an increase of 49.3%.

For the three months ended September 30, 2008, approximately 85.4% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 80.8% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

We generate almost all of our revenues from virtual public schools and these revenues depend on per pupil funding amounts financed by federal, state and local taxpayers. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large. Per pupil funding levels are typically established on an annual basis and generally increase at modest levels from year to year. While we expect these trends to continue over time, the current economic environment may adversely impact government revenues causing unanticipated reductions in school funding or delays in payments which, if material, could adversely impact our revenues and cash flow.

Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted portions of our curriculum in brick and mortar classrooms with promising academic results. We recently launched the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve. The school is accredited by the Commission on International and Trans-Regional Accreditation (CITA), the Southern Association of Colleges and Schools (SACS), and is recognized by the State of Virginia as a degree granting institution of secondary learning.

On August 15, 2008, a subsidiary of the Company entered into an agreement to establish a joint venture with a Middle East partner. The purpose of the joint venture is to develop and manage the distribution of our learning system in the Gulf Cooperating Countries. The K12 International Academy has a branch facility in Dubai, operated under this joint venture. Our investment into this joint venture consists of $1 million in cash and contributed assets in return for a 66.7% ownership interest. Our Middle East partner agreed to contribute $5 million in cash in return for a 33.3% ownership interest. Our condensed consolidated financial statements reflect the results of operations of this joint venture. Earnings or losses attributable to our partner are classified as “minority interest in loss of consolidated subsidiaries” in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that our virtual public school are fully operational and changes in the number of enrollments. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full operations when compared to the second and third fiscal quarters. In addition, we experience a seasonal increase in enrollments in August and September, although students will enroll to a lesser extent during the school year.

In the first fiscal quarter, we ship and recognize revenues for materials to students for the beginning of the school year. This generally results in higher materials revenues and margin in the first quarter versus other quarters. In the first and fourth fiscal quarters, online curriculum and computer revenues are generally lower as these revenues are primarily earned during the school academic year which may provide for only one or two months of these revenues in these quarters versus the second and third fiscal quarters. The combined effect of these factors results in higher revenues in the first fiscal quarter than in the subsequent quarters.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2008 audited consolidated financial statements, which are included our Annual Report filed on Form 10-K for the fiscal year ended June 30, 2008. Other than described in the condensed consolidated financials, there have been no significant updates to our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended September 30,
	2008	2007

Total enrollments	56,233	39,493

Enrollments associated with managed schools as a percentage of total enrollments	85.4%	80.8%

High School enrollments as a percentage of total enrollments	20.9%	14.5%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended September 30,
	2008	2007
	(In thousands)

Revenues	$88,625	$59,353

Cost and expenses
Instructional costs and services	54,421	34,778
Selling, administrative, and other operating expenses	22,835	16,039
Product development expenses	2,195	2,527

Total costs and expenses	79,451	53,344

Income from operations	9,174	6,009
Interest income (expense), net	107	(304)

Income before income taxes and minority interest	9,281	5,705
Income tax benefit (expense)	(3,786)	7,117

Income before minority interest	5,495	12,822
Minority interest in income of consolidated subsidiaries, net of tax	419	—

Net income	$5,914	$12,822

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2008	2007

Revenues	100.0%	100.0%

Cost and expenses
Instructional costs and services	61.4	58.6
Selling, administrative, and other operating expenses	25.7	27.0
Product development expenses	2.5	4.3

Total costs and expenses	89.6	89.9

Income from operations	10.4	10.1
Interest income (expense), net	0.1	(0.5)

Income before income taxes and minority interest	10.5	9.6
Income tax benefit (expense)	(4.3)	12.0

Income before minority interest	6.2	21.6
Minority interest in income of consolidated subsidiaries, net of tax	0.5	—

Net income	6.7%	21.6%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three months versus the prior year.

Comparison of the Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

Revenues. Our revenues for the three months ended September 30, 2008 were $88.6 million, representing an increase of $29.2 million, or 49.3%, as compared to revenues of $59.4 million for the three months ended September 30, 2007. Average enrollments increased 42.4% to 56,233 for the three months ended September 30, 2008 from 39,493 for the three months ended September 30, 2007. The increase in average enrollments was primarily attributable to 37.5% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 15.3% to enrollment growth. High school enrollments constituted approximately 20.9% of our enrollments for the three months ended September 30, 2008 as compared to 14.5% in the prior period. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.4% for the three months ended September 30, 2008 from 80.8% for the three months September 30, 2007.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the three months ended September 30, 2008 were $54.4 million, representing an increase of $19.6 million, or 56.5% as compared to instructional costs and services of $34.8 million for the three months ended September 30, 2007. This increase was primarily attributable to a $12.4 million increase in expenses to operate and manage the schools and a $7.2 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 61.4% for the three months ended September 30, 2008, as compared to 58.6% for the three months ended September 30, 2007. This increase as a percentage of revenues is primarily attributable to three factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 80.8% to 85.4%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 14.5% to 20.9%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; and 3) incremental freight charges due to expedited student materials shipments and fuel surcharges, partially offset by reduced costs of student materials and computers.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for three months ended September 30, 2008 were $22.8 million, representing an increase of $6.8 million, or 42.4%, as compared to selling, administrative and other operating expenses of $16.0 million for the three months ended September 30, 2007. This increase is primarily attributable to a $2.3 million increase in student recruiting costs, a $0.9 million increase in personnel costs primarily due to increased headcount and a $3.7 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 25.8% for the three months ended September 30, 2008 as compared to 27.0% for the three months ended September 30, 2007 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product Development Expenses. Product development expenses for the three months ended September 30, 2008 were $2.2 million, representing a decrease of $0.3 million, or 13.1%, as compared to product development expenses of $2.5 million for the three months ended September 30, 2007. Employee headcount and contract labor increased, but was offset by greater utilization of these resources for capitalized curriculum. As a percentage of revenues, product development expenses decreased to 2.4% for the three months ended September 30, 2008 as compared to 4.3% for the three months ended September 30, 2007 as we were able to leverage these costs over a larger revenue base generated from the growth in enrollments.

Interest income, net. Net interest income for the three months ended September 30, 2008 was $0.1 million, as compared to a net interest expense of $0.3 million for the three months ended September 30, 2007. The change is primarily due to interest income for the three months ended September 30, 2008 of $0.3 million generated on our cash balances, partially offset by interest expense on capital lease obligations for the three months ended September 30, 2008 of $0.2 million.

Income Taxes. Income tax expense for the three months ended September 30, 2008 was $3.8 million, or 40.8% of income before income taxes, as compared to an income tax benefit of $7.1 million for the three months ended September 30, 2007. The income tax benefit for the three months ended September 30, 2007 reflects a $9.7 million tax benefit as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved in prior periods. Had that reversal not occurred, we would have recorded an income tax expense of $2.6 million, or 45.1% of income before income taxes.

Minority interest.  Minority interest for the three months ended September 30, 2008 was $0.4 million, reflecting losses attributable to shareholders in our joint venture. There was no minority interest for the three months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008 and June 30, 2008, we had cash and cash equivalents of $49.0 million and $71.7 million, respectively. We financed our operating activities and capital expenditures during the three months ended September 30, 2008 primarily through the use of cash on hand and capital lease financing.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. Capital expenditures are expected to increase in the next several years as we invest in additional courses, new releases of existing courses and additional computers to support increases in virtual school enrollments. We expect that our capital expenditures in the 12 months ended September 30, 2009 will be approximately $35 million to $45 million for student computers, curriculum development and related systems. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2008 and 2007 was $22.6 million and $2.7 million, respectively.

The overall increase of $19.8 million was primarily due to a decrease in net income of $6.9 million, a $24.2 million increase in the amount of cash used to finance accounts receivable, a $4.5 million increase in the use of cash in accounts payable, a $3.5 million use of cash in other assets, and a $2.2 million adjustment for the excess tax benefit from stock compensation expense. These amounts were partially offset by a $10.8 million change in adjustments for deferred income taxes, a $9.3 million increase in the change in deferred revenues, a $2.2 million increase in depreciation and amortization and $0.6 million increase in changes in other assets and liabilities.

The increase in accounts receivable is primarily attributable to the growth in revenues as well as slower initial payments from new schools and growth in schools with slower payment trends. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students and many of our billing arrangements include upfront fees. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year. The decrease in accounts payable is primarily due to slower payments in the three months ended September 30, 2007 prior to the completion of our initial public offering.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2008 and 2007 was $6.0 million and $3.4 million, respectively.

Net cash used in investing activities for the three months ended September 30, 2008 was primarily due to investment in capitalized curriculum of $3.6 million, primarily related to the production of high school courses and elementary school math courses and $2.4 million in property and equipment. In addition, we financed purchases of $12.5 million of computers and software, primarily for use by students, through capital leases.

Net cash used in investing activities for the three months ended September 30, 2007 was attributable to investment in capitalized curriculum of $1.6 million, primarily related to the development of high school courses and $1.5 million in property and equipment. In addition, we financed purchases of $7.0 million of computers and software, primarily for use by students, through capital leases.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2008 and 2007 was $5.9 million and $7.4 million, respectively.

For the three months ended September 30, 2008, net cash provided by financing activities was primarily due to the proceeds from the exercise of stock options of $5.3 million and the excess tax benefit from stock compensation expense of $2.2 million offset by payments on capital leases and notes payable totaling $1.6 million. As of September 30, 2008, there were no borrowings outstanding on our $20 million line of credit.

For the three months ended September 30, 2007, net cash provided by financing activities was primarily due to net borrowings on our line of credit of $11.0 million offset by payments and costs of $3.6 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended September 30, 2008.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the three months ended September 30, 2008 primarily due to approximately $11.0 million for capital leases related to student computers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2008 and June 30, 2008, we had cash and cash equivalents totaling $49.0 million and $71.7 million. Our excess cash has been invested primarily in U.S. treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of September 30, 2008, fluctuations in interest rates would not have a material impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in a foreign country, but we do not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates will not have a material impact on our financial statements. However, we continue to pursue opportunities in international markets. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits and other adjudicative proceedings from time to time, including but not limited to, employment and contractual disputes. In addition, a lawsuit has been brought by the teacher’s union that seeks the closure of the virtual public school we serve in Illinois. This lawsuit is described in the condensed consolidated financial statements and in our Annual Report .

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

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

Date: November 13, 2008
/s/  Ronald J. Packard
Ronald J. Packard
Chief Executive Officer
(Principal Executive Officer and Authorized
Signatory)

/s/  John F. Baule
John F. Baule
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Authorized
Signatory)

EXHIBIT INDEX

Number		Description

10	.1*	Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc.
31	.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.