Form 10-Q
period 2008-12-31
K12 INC
filed 2009-02-09
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008

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

(703)483-7000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on February 4, 2009.

Common Stock, $0.0001 par value — 28,852,955 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended December 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$50,372	$71,682
Accounts receivable, net of allowance of $1,121 and $1,458 at December 31, 2008 and June 30, 2008, respectively	83,053	30,630
Inventories, net	12,357	20,672
Current portion of deferred tax asset	10,351	8,344
Prepaid expenses and other current assets	3,946	3,648

Total current assets	160,079	134,976
Property and equipment, net	38,041	24,536
Capitalized curriculum development costs, net	26,592	21,366
Deferred tax asset, net of current portion	8,702	12,749
Goodwill	1,825	1,754
Other assets, net	6,063	1,943

Total assets	$241,302	$197,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,170	$14,388
Accrued liabilities	7,594	4,684
Accrued compensation and benefits	4,653	10,049
Deferred revenue	18,124	3,114
Current portion of capital lease obligations	10,150	6,107
Current portion of notes payable	922	413

Total current liabilities	49,613	38,755
Deferred rent, net of current portion	1,671	1,640
Capital lease obligations, net of current portion	11,620	6,445
Notes payable, net of current portion	2,528	196

Total liabilities	65,432	47,036

Commitments and contingencies
Minority interest	4,446	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 28,822,198 and 27,944,826 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	3	3
Additional paid-in capital	335,323	323,621
Accumulated deficit	(163,902)	(173,336)

Total stockholders’ equity	171,424	150,288

Total liabilities and stockholders’ equity	$241,302	$197,324

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Revenues	$77,618	$54,391	$166,243	$113,744

Cost and expenses
Instructional costs and services	50,312	31,980	104,733	66,758
Selling, administrative, and other operating expenses	18,887	16,609	41,722	32,649
Product development expenses	2,405	2,460	4,600	4,987

Total costs and expenses	71,604	51,049	151,055	104,394

Income from operations	6,014	3,342	15,188	9,350
Interest expense, net	(264)	(389)	(157)	(693)

Income before income tax (expense) benefit and minority interest	5,750	2,953	15,031	8,657
Income tax (expense) benefit	(2,365)	(1,565)	(6,151)	5,553

Income before minority interest	3,385	1,388	8,880	14,210
Minority interest, net of tax	135	—	554	—

Net income	3,520	1,388	9,434	14,210
Dividends on preferred stock	—	(1,395)	—	(3,066)
Preferred stock accretion	—	(5,633)	—	(12,193)

Net income (loss) attributable to common stockholders	$3,520	$(5,640)	$9,434	$(1,049)

Net income (loss) attributable to common stockholders per share:
Basic	$0.12	$(0.98)	$0.33	$(0.27)

Diluted	$0.12	$(0.98)	$0.32	$(0.27)

Weighted average shares used in computing per share amounts (see page 7):
Basic	28,749,126	5,777,767	28,567,406	3,910,676

Diluted	29,682,250	5,777,767	29,653,263	3,910,676

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Six months ended December 31, 2008
Balance, June 30, 2008	27,944,826	$3	$323,621	$(173,336)	$150,288
Exercise of stock options	752,847	—	5,419	—	5,419
Stock compensation expense	—	—	529	—	529
Excess tax benefit from stock-based compensation	—	—	2,194	—	2,194
Net income	—	—	—	5,914	5,914

Balance, September 30, 2008	28,697,673	3	331,763	(167,422)	164,344
Exercise of stock options	124,525	—	974	—	974
Stock compensation expense	—	—	734	—	734
Excess tax benefit from stock-based compensation	—	—	1,852	—	1,852
Net income	—	—	—	3,520	3,520

Balance, December 31, 2008	28,822,198	$3	$335,323	$(163,902)	$171,424

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2008	2007

Cash flows from operating activities
Net income	$9,434	$14,210
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization expense	8,973	5,180
Stock based compensation expense	1,263	657
Excess tax benefit from stock-based compensation	(4,046)	—
Deferred income taxes	6,086	(5,615)
Provision for (reduction of) doubtful accounts	(337)	141
Provision for inventory obsolescence	64	31
Provision for student computer shrinkage and obsolescence	30	149
Minority interest, net of tax	(554)	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(52,086)	(29,948)
Inventories	8,251	5,131
Prepaid expenses and other current assets	(290)	(411)
Other assets	(2,859)	77
Deposits and other assets	(1,180)	(146)
Accounts payable	(6,219)	560
Accrued liabilities	2,909	1,158
Accrued compensation and benefits	(5,396)	(743)
Deferred revenue	15,011	8,963
Deferred rent	24	(188)

Net cash used in operating activities	(20,922)	(794)

Cash flows from investing activities
Purchase of property and equipment	(7,744)	(3,167)
Purchase of domain name	(16)	(250)
Cash paid in the acquisition of Power-Glide	—	(119)
Capitalized curriculum development costs	(6,992)	(3,914)

Net cash used in investing activities	(14,752)	(7,450)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	—	74,493
Cash received from issuance of common stock — Regulation S transaction	—	15,000
Deferred initial public offering costs	—	(2,755)
Net borrowings from revolving credit facility	—	(1,500)
Repayments for capital lease obligations	(3,837)	(1,934)
Proceeds from notes payable	3,130	—
Payments on notes payable	(297)	(88)
Proceeds from exercise of stock options	6,322	74
Proceeds from minority interest contribution	5,000	—
Excess tax benefit from stock-based compensation	4,046	—
Payment of cash dividend	—	(6,406)
Repayment of bank overdraft	—	(1,577)

Net cash provided by financing activities	14,364	75,307

Net change in cash and cash equivalents	(21,310)	67,063

Cash and cash equivalents, beginning of period	71,682	1,660

Cash and cash equivalents, end of period	$50,372	$68,723

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. As of December 31, 2008, the Company served schools in 21 states and the District of Columbia, providing curriculum for kindergarten through twelfth grades. The Company expanded into four new states in fiscal year 2009: Hawaii, Indiana, Oregon and South Carolina. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, the condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007, the condensed consolidated statements of cash flows for the six months ended December 31, 2008 and 2007, and the condensed consolidated statement stockholders’ equity for the six months ended December 31, 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2008, the results of operations for the three and six months ended December 31, 2008 and 2007, the results of cash flows for the six months ended December 31, 2008 and 2007 and the stockholders’ equity for the six months ended December 31, 2008. The results of the three and six month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ended June 30, 2009 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Summary of Significant Accounting Policies

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and affiliated companies in which the Company owns, directly or indirectly, or otherwise controls 50% or more of the outstanding voting interests. Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified as “minority interest” in the Company’s consolidated statements of operations. Minority interest adjusts the Company’s consolidated net results of operations to reflect only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and warrants. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when they are antidilutive.

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Net income (loss) available to common shareholders — basic and diluted	$3,520	$(5,640)	$9,434	$(1,049)
Weighted average common shares outstanding — basic	28,749,126	5,777,767	28,567,406	3,910,676
Weighted average common shares outstanding — diluted	29,682,250	5,777,767	29,653,263	3,910,676
Net income (loss) per common share:
Basic	$0.12	$(0.98)	$0.33	$(0.27)
Diluted	$0.12	$(0.98)	$0.32	$(0.27)

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Recently Adopted Financial Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, on July 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The implementation of this Statement was not material to the Company’s consolidated financial position or results of operations. Please refer to Note 8, Fair Value Measurements, for additional information.

4.	Long-term Obligations

Capital Leases

As of December 31, 2008, computer equipment and software under capital leases are recorded at a cost of $31.5 million and accumulated depreciation of $11.8 million. The Company has an equipment lease line of credit that expires on August 31, 2009 for new purchases on the line of credit. The interest rate on new purchases under the equipment lease line typically is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 6.4% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms ranging from eighteen months to three years. The balance of notes payable at December 31, 2008 is $3.4 million.

The following is a summary as of December 31, 2008 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
December 31,	Leases	Payable	Total

2009	$11,414	$965	$12,379
2010	8,323	1,364	9,687
2011	3,971	1,339	5,310

Total minimum payments	23,708	3,668	27,376
Less amount representing interest (imputed interest rate of 7.6)%	(1,938)	(218)	(2,156)

Net minimum payments	21,770	3,450	25,220
Less current portion	(10,150)	(922)	(11,072)

Present value of minimum payments, less current portion	$11,620	$2,528	$14,148

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Stock Option Plan

Stock option activity during the six months ended December 31, 2008 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2008	4,766,849	$11.20
Granted	572,550	23.47
Exercised	(877,372)	7.21
Canceled	(87,040)	14.47

Outstanding, December 31, 2008	4,374,987	$13.54	5.01	$22,809

Stock options exercisable at December 31, 2008	2,124,523	$8.73	4.29	$21,291

The total intrinsic value of options exercised during the three months ended December 31, 2008 was $12.7 million.

The following table summarizes the option grant activity for the six months ended December 31, 2008.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2008	15,700	$21.94	$9.81	$—
August 2008	489,000	$23.45	$10.47	$—
November 2008	67,850	$23.94	$10.50	$—

	572,550

As of December 31, 2008, there was $7.5 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the six months ended December 31, 2008 was $7.6 million. During the six months ended December 31, 2008, the Company recognized $1.3 million of stock based compensation.

6.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company is currently involved in a lawsuit brought by a teacher’s union seeking the closure of the virtual public school the Company serves in Illinois.

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or plaintiffs) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case. After three dismissals of their complaint on procedural grounds, the Court granted the plaintiff’s Fourth Amended Citizen Complaint on May 20, 2008. CVCS and the Board of Education of the City of Chicago jointly filed a Motion to Reconsider, which was denied by Memorandum Opinion and Order dated August 8, 2008. The case is now in the discovery stage. On December 30, 2008, CVCS filed a Motion for Summary Judgment. In an order entered on January 14, 2009, the court allowed for limited additional discovery and scheduled oral argument on the Motion for Summary Judgment on May 7, 2009. The Company continues to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2008 and for the six months ended December 31, 2008, average enrollments in CVCS were 407 and 575 respectively, and we derived 1.3% and 1.0%, respectively of our revenues from CVCS.

The Company expenses legal costs as incurred.

7.	Joint Venture

On August 14, 2008, a subsidiary of the Company entered into an agreement to establish a joint venture with a Middle East partner. The purpose of the joint venture is to develop and manage the distribution of the Company’s learning system in the Gulf Cooperating Countries. The Company’s investment into this joint venture consists of $1 million in cash and contributed assets in return for a 66.7% ownership interest. The Company’s Middle East partner contributed $5 million in cash in return for a 33.3% ownership interest. The Company accounts for this joint venture under the consolidated method of accounting.

8.	Fair Value Measurements

The following table summarizes certain fair value information at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents:
Cash	$17,965	$17,965	$—	$—
Money market deposit accounts	$1,361	$1,361	$—	$—
Money market U.S. Treasury securities	$31,046	$31,046	$—	$—

	$50,732	$50,732	$—	$—

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

9.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2008	2007

Cash paid for interest	$585	$697

Cash paid for taxes	$41	$151

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$13,054	$9,157

Business Combination:
— Net working capital	$—	$(190)

— Property and equipment	$—	$33

— Capitalized curriculum development costs	$—	$2,263

— Intangible assets	$—	$189

— Deferred tax liabilities	$—	$(936)

— Goodwill	$—	$2,551

— Assumed liabilities	$—	$1,271

— Issuance of the Company’s common stock	$—	$2,520

Conversion of preferred stock to common stock upon initial public offering	$—	$238,408

Purchase of perpetual license agreement/accrued liabilities	$—	$2,500

10.	Recent Accounting Pronouncements

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe that the provisions of this statement will have a material effect on its financial condition, results of operations and disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, the Company anticipates that the adoption of SFAS No. 161 will not have a material effect on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The following overview provides a summary of the sections included in our MD&A:

•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2008.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $135 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. We offer virtual schools our proprietary curriculum, online learning platform and academic and management services, under long-term contracts. Academic and management services can range from targeted programs to complete turnkey solutions. As of December 31, 2008, substantially all of our enrollments were served through 32 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services, located in 21 states and the District of Columbia. For the second quarter of fiscal year 2009 versus the same period in the prior year, we increased average enrollments in the virtual public schools we serve to approximately 55,076 students from 40,675 students, an increase of 35.4%, and increased revenues to $77.6 million from $54.4 million, an increase of 42.7%.

For the three months ended December 31, 2008, approximately 85.3% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 81.5% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

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

Formation of Joint Venture

On August 14, 2008, a subsidiary of the Company entered into an agreement to establish a joint venture with a Middle East partner. The purpose of the joint venture is to develop and manage the distribution of our learning system in the Gulf Cooperating Countries. The K12 International Academy has a branch facility in Dubai, operated under this joint venture. Our investment into this joint venture consists of $1 million in cash and contributed assets in return for a 66.7% ownership interest. Our Middle East partner contributed $5 million in cash in return for a 33.3% ownership interest. Our condensed consolidated financial statements reflect the results of operations of this joint venture. Earnings or losses attributable to our partner are classified as “minority interest” in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.

Discussion of Seasonality

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

In addition to these seasonal variations, funding for the virtual public schools we serve is dependent on the relevant state’s budgetary process. While this normally occurs on an annual or bi-annual basis, the current economic recession has caused a departure from the normal process. As we monitor these developments, we are aware of legislative and administrative proposals involving funding reductions for public education that may affect some of the virtual public schools we serve. These reductions are under consideration in several states where K12 now operates. Funding reductions made to date have been immaterial. However, the timing, amounts and budget categories associated with other proposals remain largely in flux at this time. Payments at current funding levels may also be delayed. If funding reductions or delays are enacted that are material, we have the flexibility to mitigate their impact. However, we cannot be certain that our actions would fully mitigate the impact on our results of operations and cash flows.

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

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

			Six Months
	Three Months Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007

Total Enrollments	55,076	40,675	55,366	40,380

Managed Enrollments as percentage of total enrollments	85.3%	81.5%	85.3%	81.3%

High School enrollments as a percentage of total enrollments	18.6%	13.5%	19.2%	13.7%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Revenues	$77,618	$54,391	$166,243	$113,744

Cost and expenses
Instructional costs and services	50,312	31,980	104,733	66,758
Selling, administrative, and other operating expenses	18,887	16,609	41,722	32,649
Product development expenses	2,405	2,460	4,600	4,987

Total costs and expenses	71,604	51,049	151,055	104,394

Income from operations	6,014	3,342	15,188	9,350
Interest expense, net	(264)	(389)	(157)	(693)

Income before income tax (expense) benefit and minority interest	5,750	2,953	15,031	8,657
Income tax benefit (expense)	(2,365)	(1,565)	(6,151)	5,553

Income before minority interest	3,385	1,388	8,880	14,210
Minority interest, net of tax	135	—	554	—

Net income	$3,520	$1,388	$9,434	$14,210

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	64.8	58.8	63.0	58.7
Selling, administrative, and other operating expenses	24.4	30.5	25.1	28.7
Product development expenses	3.1	4.5	2.8	4.4

Total costs and expenses	92.3	93.8	90.9	91.8

Income from operations	7.7	6.2	9.1	8.2
Interest expense, net	(0.3)	(0.7)	(0.1)	(0.6)

Income before income tax (expense) benefit and minority interest	7.4	5.5	9.0	7.6
Income tax benefit (expense)	(3.1)	(2.9)	(3.7)	4.9

Income before minority interest	4.3	2.6	5.3	12.5
Minority interest, net of tax	0.2	0.0	0.4	0.0

Net income	4.5%	2.6%	5.7%	12.5%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three and six months versus the prior year.

Comparison of the Three Months Ended December 31, 2008 and Three Months Ended December 31, 2007

Revenues. Our revenues for the three months ended December 31, 2008 were $77.6 million, representing an increase of $23.2 million, or 42.7%, as compared to revenues of $54.4 million for the three months ended December 31, 2007. Average enrollments increased 35.4% to 55,076 for the three months ended December 31, 2008 from 40,675 for the three months ended December 31, 2007. The increase in average enrollments was primarily attributable to 30.6% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.8% to enrollment growth. High school enrollments increased 88.6% and constituted approximately 18.6% of our enrollments for the three months ended December 31, 2008 as compared to 13.5% in the same period prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.3% for the three months ended December 31, 2008 from 81.5% for the three months December 31, 2007.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the three months ended December 31, 2008 were $50.3 million, representing an increase of $18.3 million, or 57.3% as compared to instructional costs and services of $32.0 million for the three months ended December 31, 2007. This increase was primarily attributable to a $13.8 million increase in expenses to operate and manage the schools and a $4.5 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 64.8% for the three months ended December 31, 2008, as compared to 58.8% for the three months ended December 31, 2007. This increase as a percentage of revenues is primarily attributable to three factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 81.5% to 85.3%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 13.5% to 18.6%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; and 3) start-up costs associated with the commencement of school operations in four new states and the addition of managed schools in two existing states.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for three months ended December 31, 2008 were $18.9 million, representing an increase of $2.3 million, or 13.7%, as compared to selling, administrative and other operating expenses of $16.6 million for the three months ended December 31, 2007. This increase is primarily attributable to a $2.0 million increase in student recruiting costs in addition to a $0.3 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 24.4% for the three months ended December 31, 2008 as compared to 30.5% for the three months ended December 31, 2007 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product Development Expenses. Product development expenses for the three months ended December 31, 2008 were $2.4 million, representing a decrease of $0.1 million, or 2.3%, as compared to product development expenses of $2.5 million for the three months ended December 31, 2007. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. As a percentage of revenues, product development expenses decreased to 3.1% for the three months ended December 31, 2008 as compared to 4.5% for the three months ended December 31, 2007 as we were able to leverage these costs over a larger revenue base.

Interest expense, net. Net interest expense for the three months ended December 31, 2008 was $0.3 million, as compared to a net interest expense of $0.4 million for the three months ended December 31, 2007. The decline is due to reduced borrowings under our revolving line of credit offset by increased capital lease obligations. In addition, although our average cash balances were substantially higher for the three months ended December 31, 2008, the significant decline in interest rates resulted in lower interest income.

Income Taxes. Income tax expense for the three months ended December 31, 2008 was $2.4 million, or 41.1% of income before income taxes, as compared to an income tax expense of $1.6 million, or 53.0% of income before taxes, for the three months ended December 31, 2007.

Minority interest. Minority interest for the three months ended December 31, 2008 was $0.1 million, reflecting losses attributable to shareholders in our joint venture. There was no minority interest for the three months ended December 31, 2007.

Comparison of the Six Months Ended December 31, 2008 and Six Months Ended December 31, 2007

Revenues. Our revenues for the six months ended December 31, 2008 were $166.2 million, representing an increase of $52.5 million, or 46.2%, as compared to revenues of $113.7 million for the six months ended December 31, 2007. Average enrollments increased 37.1% to 55,366 for the six months ended December 31, 2008 from 40,380 for the six months ended December 31, 2007. The increase in average enrollments was primarily attributable to 32.3% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 12.6% to enrollment growth. High school enrollments increased 92.2% and constituted approximately 19.2% of our enrollments for the six months ended December 31, 2008 as compared to 13.7% in the same period prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.3% for the six months ended December 31, 2008 from 81.3% for the six months December 31, 2007.

Instructional Costs and Services Expenses. Instructional costs and services expenses for the six months ended December 31, 2008 were $104.7 million, representing an increase of $37.9 million, or 56.9% as compared to instructional costs and services of $66.8 million for the six months ended December 31, 2007. This increase was primarily attributable to a $26.2 million increase in expenses to operate and manage the schools and a $11.8 million increase in costs to supply books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 63.0% for the six months ended December 31, 2008, as compared to 58.7% for the six months ended December 31, 2007. This increase as a percentage of revenues is primarily attributable to four factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 81.3% to 85.3%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 13.7% to 19.2%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; 3) incremental freight charges due to expedited student materials shipments and fuel surcharges, partially offset by reduced costs of student materials and computers; and 4) start-up costs associated with the commencement of school operations in four new states and the addition of managed schools in two existing states.

Selling, Administrative, and Other Operating Expenses. Selling, administrative, and other operating expenses for six months ended December 31, 2008 were $41.7 million, representing an increase of $9.1 million, or 27.8%, as compared to selling, administrative and other operating expenses of $32.6 million for the six months ended December 31, 2007. This increase is primarily attributable to a $4.3 million increase in student recruiting costs in addition to a $4.8 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 25.1% for the six months ended December 31, 2008 as compared to 28.7% for the six months ended December 31, 2007 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product Development Expenses. Product development expenses for the six months ended December 31, 2008 were $4.6 million, representing a decrease of $0.4 million, or 7.8%, as compared to product development expenses of $5.0 million for the six months ended December 31, 2007. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. As a percentage of revenues, product development expenses decreased to 2.8% for the six months ended December 31, 2008 as compared to 4.4% for the six months ended December 31, 2007 as we were able to leverage these costs over a larger revenue base generated from the growth in enrollments.

Interest expense, net. Net interest expense for the six months ended December 31, 2008 was $0.2 million, as compared to a net interest expense of $0.7 million for the six months ended December 31, 2007. The decline is due to reduced borrowings under our revolving line of credit offset by increased capital lease obligations. In addition, although our average cash balances were substantially higher for the six months ended December 31, 2008, the significant decline in interest rates resulted in lower interest income.

Income Taxes. Income tax expense for the six months ended December 31, 2008 was $6.2 million, or 40.9% of income before income taxes, as compared to an income tax benefit of $5.6 million for the six months ended December 31, 2007. The income tax benefit for the six months ended December 31, 2007 reflects a $9.7 million tax benefit as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved in prior periods. Had that reversal not occurred, we would have recorded an income tax expense of $4.1 million, or 47.1% of income before income taxes.

Minority interest. Minority interest for the six months ended December 31, 2008 was $0.6 million, reflecting losses attributable to shareholders in our joint venture. There was no minority interest for the six months ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008 and June 30, 2008, we had cash and cash equivalents of $50.4 million and $71.7 million, respectively. We financed our operating activities and capital expenditures during the six months ended December 31, 2008 primarily through the use of cash on hand and capital lease financing.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for additional courses, new releases of existing courses and internal systems enhancements to remain relatively stable for the next two years and expenditures for computers to support virtual school enrollments to increase with enrollment growth. In total, we expect that our capital expenditures in the 12 months ended December 31, 2009 will be approximately $35 million to $45 million for student computers, curriculum development and related systems. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2008 and 2007 was $20.9 million and $0.8 million, respectively.

The overall increase of $20.1 million was primarily due to a decrease in net income of $4.8 million, a $22.1 million increase in the amount of cash used to finance accounts receivable, a $6.8 million increase in the use of cash for accounts payable, a $4.7 million increase in the use of cash for accrued compensation and benefits, a $2.9 million increase in the use of cash in other assets, and a $4.0 million adjustment for the excess tax benefit from stock compensation expense. These amounts were partially offset by an $11.7 million change in adjustments for deferred income taxes, a $6.0 million increase in the change in deferred revenues, a $3.8 million increase in depreciation, a $3.1 million increase in the change in inventories, and amortization and $0.8 million increase in changes in other assets and liabilities.

The increase in accounts receivable is primarily attributable to the growth in revenues as well as slower initial payments from new schools and growth in schools with slower payment trends. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students and many of our billing arrangements include upfront fees. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year. The decrease in accounts payable is primarily due to payment of greater seasonal amounts outstanding at year-end. The cash used in accrued compensation is primarily due to lower accrued compensation partially offset by an increase in liabilities related to stock option exercises. The change in inventories is primarily due to increased shipments to support enrollment growth.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2008 and 2007 was $14.8 million and $7.5 million, respectively.

Net cash used in investing activities for the six months ended December 31, 2008 was primarily due to investment in capitalized curriculum of $7.0 million, primarily related to the production of high school courses and elementary school math courses and $7.7 million in property and equipment, including internally developed and purchased software. In addition, we financed purchases of $13.1 million of computers and software, primarily for use by students, through capital leases.

Net cash used in investing activities for the six months ended December 31, 2007 was attributable to investment in capitalized curriculum of $3.9 million, primarily related to the development of high school courses and $3.2 million in property and equipment, including internally developed software. In addition, we financed purchases of $9.2 million of computers and software, primarily for use by students, through capital leases.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2008 and 2007 was $14.4 million and $75.3 million, respectively.

For the six months ended December 31, 2008, net cash provided by financing activities was primarily due to the proceeds from the exercise of stock options of $6.3 million, proceeds received from the minority interest contribution of $5.0 million, proceeds from notes payable of $3.1 million and the excess tax benefit from stock compensation expense of $4.0 million offset by payments on capital leases and notes payable totaling $4.1 million. As of December 31, 2008, there were no borrowings outstanding on our $20 million line of credit.

For the six months ended December 31, 2007, net cash used for the repayment of short term debt was $1.5 million and cash used for the repayment of capital leases was $1.9 million. In December, 2007, we completed the initial public offering (IPO) of our common stock in which we raised approximately $71.0 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. Concurrently with the closing of the IPO, we sold shares of common stock at the initial public offering price for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act. Also concurrently with the closing of the IPO, the holders of Redeemable, Convertible Series C Preferred stock were paid a cash dividend of $6.4 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the six months ended December 31, 2008.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the six months ended December 31, 2008 primarily due to approximately $13.1 million for capital leases related to student computers and $3.1 million for notes payable for software licenses and maintenance services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2008 and June 30, 2008, we had cash and cash equivalents totaling $50.4 million and $71.7 million. Our excess cash has been invested primarily in U.S. treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility during the three months ended December 31, 2008, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits and other adjudicative proceedings from time to time, including but not limited to, employment and contractual disputes. In addition, a lawsuit has been brought by the teacher’s union that seeks the closure of the virtual public school we serve in Illinois. This lawsuit is described in Footnote 6 to our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this quarterly report.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held November 21, 2008 in New York, New York. At the Annual Meeting, seven directors were reelected for terms of one year to the Board of Directors with the following votes cast: Guillermo Bron received 24,775,760 votes for and 7,335 votes were withheld; Steven B. Fink received 24,720,218 votes for and 62,877 votes were withheld; Mary H. Futrell received 24,410,081 votes for and 373,014 votes were withheld; Ronald J. Packard received 24,775,441 votes for and 7,654 votes were withheld; Jane M. Swift received 24,410,187 votes for and 372,908 votes were withheld; Andrew H. Tisch received 24,354,645 votes for and 428,450 votes were withheld; and Thomas J. Wilford received 24,775,760 votes for and 7,335 votes were withheld.

In addition, at the Annual Meeting of Shareholders, the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009 was ratified with 24,772,385 votes for, 3,234 votes against, and 7,476 votes abstained.

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

Date: February 9, 2009
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