Form 10-Q
period 2009-03-31
K12 INC
filed 2009-05-08
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on May 4, 2009.

Common Stock, $0.0001 par value — 28,930,832 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	June 30,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$56,437	$71,682
Restricted cash	1,000	—
Accounts receivable, net of allowance of $1,056 and $1,458 at March 31, 2009 and June 30, 2008, respectively	75,792	30,630
Inventories, net	23,296	20,672
Current portion of deferred tax asset	11,068	8,344
Prepaid expenses and other current assets	4,557	3,648

Total current assets	172,150	134,976
Property and equipment, net	39,144	24,536
Capitalized curriculum development costs, net	29,445	21,366
Deferred tax asset, net of current portion	7,589	12,749
Goodwill	1,825	1,754
Other assets, net	4,069	1,943

Total assets	$254,222	$197,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,443	$14,388
Accrued liabilities	9,967	4,684
Accrued compensation and benefits	5,053	10,049
Deferred revenue	13,479	3,114
Current portion of capital lease obligations	10,746	6,107
Current portion of notes payable	1,143	413

Total current liabilities	54,831	38,755
Deferred rent, net of current portion	1,678	1,640
Capital lease obligations, net of current portion	11,461	6,445
Notes payable, net of current portion	2,213	196

Total liabilities	70,183	47,036

Commitments and contingencies
Minority interest	4,461	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 28,925,129 and 27,944,826 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	3	3
Additional paid-in capital	339,930	323,621
Accumulated deficit	(160,355)	(173,336)

Total stockholders’ equity	179,578	150,288

Total liabilities and stockholders’ equity	$254,222	$197,324

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Revenues	$77,164	$56,016	$243,407	$169,760

Cost and expenses
Instructional costs and services	47,868	32,062	152,601	98,820
Selling, administrative, and other operating expenses	19,467	17,032	61,189	49,681
Product development expenses	2,415	2,542	7,015	7,529

Total costs and expenses	69,750	51,636	220,805	156,030

Income from operations	7,414	4,380	22,602	13,730
Interest (expense) income, net	(361)	309	(518)	(383)

Income before income tax (expense) benefit and minority interest	7,053	4,689	22,084	13,347
Income tax (expense) benefit	(3,490)	(2,229)	(9,642)	3,323

Income before minority interest	3,563	2,460	12,442	16,670
Minority interest, net of tax	(16)	—	539	—

Net income	3,547	2,460	12,981	16,670
Dividends on preferred stock	—	—	—	(3,066)
Preferred stock accretion	—	—	—	(12,193)

Net income attributable to common stockholders	$3,547	$2,460	$12,981	$1,411

Net income attributable to common stockholders per share:
Basic	$0.12	$0.09	$0.45	$0.12

Diluted	$0.12	$0.09	$0.44	$0.11

Weighted average shares used in computing per share amounts (see page 7):
Basic	28,863,137	27,449,893	28,664,900	11,700,017

Diluted	29,466,247	28,780,389	29,613,784	12,706,126

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Nine months ended March 31, 2009
Balance, June 30, 2008	27,944,826	$3	$323,621	$(173,336)	$150,288
Exercise of stock options	980,303	—	7,219	—	7,219
Stock compensation expense	—	—	2,000	—	2,000
Excess tax benefit from stock-based compensation	—	—	7,090	—	7,090
Net income	—	—	—	12,981	12,981

Balance, March 31, 2009	28,925,129	$3	$339,930	$(160,355)	$179,578

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$12,981	$16,670
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	14,914	8,859
Stock based compensation expense	2,000	1,026
Excess tax benefit from stock-based compensation	(7,090)	—
Deferred income taxes	9,526	(3,447)
Provision for (reduction of) doubtful accounts	(402)	129
Provision for inventory obsolescence	35	37
Provision for student computer shrinkage and obsolescence	195	188
Minority interest, net of tax	(539)	—
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(44,760)	(29,508)
Inventories	(2,659)	4,955
Prepaid expenses and other current assets	(901)	(39)
Other assets	(2,591)	(38)
Accounts payable	54	(569)
Accrued liabilities	5,283	739
Accrued compensation and benefits	(4,996)	1,352
Deferred revenue	10,365	5,575
Deferred rent	30	11

Net cash (used in) provided by operating activities	(8,555)	5,940

Cash flows from investing activities
Purchase of property and equipment	(10,605)	(5,127)
Purchase of domain name	(16)	(250)
Cash invested in restricted cash	(1,000)	—
Cash paid in the acquisition of Power-Glide	—	(119)
Capitalized curriculum development costs	(10,695)	(8,544)

Net cash used in investing activities	(22,316)	(14,040)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	—	74,493
Cash received from issuance of common stock — Regulation S transaction	—	15,000
Deferred initial public offering costs	—	(3,226)
Net borrowings from revolving credit facility	—	(1,500)
Repayments for capital lease obligations	(6,358)	(3,340)
Proceeds from notes payable	3,130	—
Payments on notes payable	(383)	(134)
Proceeds from exercise of stock options	7,147	96
Proceeds from minority interest contribution	5,000	—
Excess tax benefit from stock-based compensation	7,090	—
Payment of cash dividend	—	(6,406)
Repayment of bank overdraft	—	(1,577)

Net cash provided by financing activities	15,626	73,406

Net change in cash and cash equivalents	(15,245)	65,306
Cash and cash equivalents, beginning of period	71,682	1,660

Cash and cash equivalents, end of period	$56,437	$66,966

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. As of March 31, 2009, the Company served schools in 21 states and the District of Columbia. The Company expanded into four new states in fiscal year 2009: Hawaii, Indiana, Oregon and South Carolina. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008, the condensed consolidated statements of cash flows for the nine months ended March 31, 2009 and 2008, and the condensed consolidated statement of stockholders’ equity for the nine months ended March 31, 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three and nine months ended March 31, 2009 and 2008, the results of cash flows for the nine months ended March 31, 2009 and 2008 and the stockholders’ equity for the nine months ended March 31, 2009. The results of the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2009 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Summary of Significant Accounting Policies

Restricted Cash

Restricted cash consists of cash held in escrow pursuant to an agreement with a virtual public school we manage. The Company established an escrow account for the benefit of the school’s sponsoring school district in the event a future claim is made.

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Net income available to common shareholders — basic and diluted	$3,547	$2,460	$12,981	$1,411
Weighted average common shares outstanding — basic	28,863,137	27,449,893	28,664,900	11,700,017
Weighted average common shares outstanding — diluted	29,466,247	28,780,389	29,613,784	12,706,126
Net income per common share:
Basic	$0.12	$0.09	$0.45	$0.12
Diluted	$0.12	$0.09	$0.44	$0.11

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

Capital Leases

As of March 31, 2009, computer equipment and software under capital leases are recorded at a cost of $34.4 million and accumulated depreciation of $14.7 million. The Company has an equipment lease line of credit that expires on August 31, 2009 for new purchases on the line of credit. The interest rate on new purchases under the equipment lease line typically is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 5.6% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms ranging from eighteen months to three years. The balance of notes payable at March 31, 2009 is $3.4 million.

The following is a summary as of March 31, 2009 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
March 31,	Leases	Payable	Total

2009	$11,917	$1,224	$13,141
2010	8,361	1,345	9,706
2011	3,668	1,004	4,672

Total minimum payments	23,946	3,573	27,519
Less amount representing interest (imputed interest rate of 7.5% on capital leases)	(1,739)	(217)	(1,956)

Net minimum payments	22,207	3,356	25,563
Less current portion	(10,746)	(1,143)	(11,889)

Present value of minimum payments, less current portion	$11,461	$2,213	$13,674

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Stock Option Plan

Stock option activity during the nine months ended March 31, 2009 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2008	4,766,849	$11.20
Granted	778,650	22.80
Exercised	(980,303)	7.29
Canceled	(92,122)	14.77

Outstanding, March 31, 2009	4,473,074	$14.00	5.18	$—

Stock options exercisable at March 31, 2009	2,141,801	$9.01	4.14	$10,472

The total intrinsic value of options exercised during the three months ended March 31, 2009 was $0.8 million.

The following table summarizes the option grant activity for the nine months ended March 31, 2009.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2008	15,700	$21.94	$9.81	$—
August 2008	489,000	$23.45	$10.47	$—
September 2008	54,400	$27.77	$12.40	$—
November 2008	67,850	$23.94	$10.50	$—
February 2009	151,700	$18.49	$8.48	$—

	778,650

As of March 31, 2009, there was $8.0 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the nine months ended March 31, 2009 was $9.3 million. During the nine months ended March 31, 2009, the Company recognized $2.0 million of stock based compensation expense.

6.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company is currently involved in a lawsuit brought by a teacher’s union seeking the closure of the virtual public school the Company serves in Illinois.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Illinois v. Chicago Virtual Charter School

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or plaintiffs) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. Specifically, the CTU alleges that the Illinois charter school law prohibits any “home-based” charter schools and that CVCS does not provide sufficient “direct instruction” by certified teachers of at least five clock hours per day to qualify for funding. K12 Inc. and K12 Illinois LLC were also named as defendants. On May 16, 2007, the Court dismissed K12 Inc. and K12 Illinois LLC from the case. After three dismissals of their complaint on procedural grounds, the Court granted the plaintiff’s Fourth Amended Citizen Complaint on May 20, 2008. CVCS and the Board of Education of the City of Chicago jointly filed a Motion to Reconsider, which was denied by Memorandum Opinion and Order dated August 8, 2008. The case is now in the discovery stage. On December 30, 2008, CVCS filed a Motion for Summary Judgment. In an order entered on January 14, 2009, the court allowed for limited additional discovery and scheduled oral argument on the Motion for Summary Judgment on May 7, 2009. Motions to join CVCS’ Motion for Summary Judgment were filed by the Board of Education of the City of Chicago, and by the State of Illinois on April 20, 2009 and April 24, 2009, respectively. The Company continues to participate in the defense of CVCS under an indemnity obligation in our service agreement with that school, which requires the Company to indemnify CVCS against certain liabilities arising out of the performance of the service agreement, and certain other claims and liabilities, including liabilities arising out of challenges to the validity of the virtual school charter. The Company is not able to estimate the range of potential loss if the plaintiff were to prevail and a claim was made against the Company for indemnification. In fiscal year 2008 and for the nine months ended March 31, 2009, average enrollments in CVCS were 407 and 576 respectively, and we derived 1.3% and 1.0%, respectively of our revenues from CVCS.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Fair Value Measurements

The following table summarizes certain fair value information at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (including restricted cash):
Cash	$24,123	$24,123	$—	$—
Money market deposit accounts	$2,273	$2,273	$—	$—
Money market U.S. Treasury securities	$31,041	$31,041	$—	$—

	$57,437	$57,437	$—	$—

9.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2009	2008

Cash paid for interest	$967	$973

Cash paid for taxes	$143	$167

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$16,013	$10,711

Business Combination:
— Net working capital	$—	$(190)

— Property and equipment	$—	$33

— Capitalized curriculum development costs	$—	$2,263

— Intangible assets	$—	$189

— Deferred tax liabilities	$—	$(936)

— Goodwill	$—	$2,551

— Assumed liabilities	$—	$1,271

— Issuance of the Company’s common stock	$—	$2,520

Conversion of preferred stock to common stock upon initial public offering	$—	$238,408

Purchase of perpetual license agreement/accrued liabilities	$—	$150

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

10.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of July 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of March 31, 2009, and the impact did not have a material effect on its consolidated financial statements as the Company does not hold securities in inactive markets.

11.	Subsequent Events

On April 24, 2009, pursuant to an agreement with a virtual public school we manage, the Company established an escrow account in the amount of $1.5 million for the benefit of the school’s sponsoring school district. The amount is related to the preliminary findings of a state agency audit pertaining to the school district’s compliance with certain student record keeping and learning plan documentation requirements. The amount is to secure the indemnification obligations of the Company until the completion of the audit. The Company and the school district are disputing these preliminary findings.

On April 24, 2009, the Company established an escrow account in the amount of $2.6 million for the benefit of an inventory supplier related to purchases made on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report on Form 10-K (Annual Report). The following overview provides a summary of the sections included in our MD&A:

•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2009.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Forward-Looking Statements

This MD&A contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report, including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $143 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. We offer virtual public schools our proprietary curriculum, online learning platform and academic and management services, under long-term contracts. Academic and management services can range from targeted programs to complete turnkey solutions. As of March 31, 2009, substantially all of our enrollments were served through 32 virtual public schools to which we provide full turnkey solutions and seven virtual public schools to which we provide limited management services, located in 21 states and the District of Columbia. For the third quarter of fiscal year 2009 versus the same period in the prior year, we increased average enrollments in the virtual public schools we serve to approximately 56,022 students from 42,048 students, an increase of 33.2%, and increased revenues to $77.2 million from $56.0 million, an increase of 37.8%.

For the three months ended March 31, 2009, approximately 85.7% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 82.6% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted portions of our curriculum in brick and mortar classrooms with promising academic results. We launched the K12 International Academy in January 2008, an online private school which serves students in the U.S. and throughout the world. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve. The school is accredited by the Southern Association of Colleges and Schools (SACS), the Commission on International and Trans-Regional Accreditation (CITA), and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

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

Discussion of Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that our virtual public schools are fully operational and changes in the number of enrollments. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full operations when compared to the second and third fiscal quarters. In addition, we experience a seasonal increase in enrollments in August and September, although students will enroll to a lesser extent during the school year.

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

Operating expenses are also seasonal. Instructional costs and services expenses increase in the first fiscal quarter primarily due to the costs incurred to ship student materials at the beginning of the school year. Instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. For example, enrollment growth will require additional teaching staff, thereby increasing salary and benefits expense. School events may be seasonal (e.g. professional development, proctored exam related expenses, and community events), impacting the quarterly change in instructional costs. The majority of our recruiting and selling expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September. A significant portion of our overhead expenses does not vary with the school year or enrollment season.

Federal Support for State Education Funding

Funding for the virtual public schools we serve is dependent on the relevant state’s budgetary process. While this normally occurs on an annual or bi-annual basis, the current economic recession has caused a departure from the normal process in some states. During our fiscal year 2009, several states enacted funding cuts for public education, affecting the virtual public schools we serve. The impact of these funding reductions, as well as the effect of offsetting expense reductions designed to mitigate their impact, is reflected in our estimates of annual school revenues and expenses and in our year-to-date revenues through March 31, 2009.

Currently, per-enrollment funding levels for the 2009-2010 school year are being established by states as part of their annual budget processes. We are aware of legislative and administrative proposals involving funding reductions for public education that may affect some of the virtual public schools we serve. In conjunction with this, states are now submitting applications for federal education funds under the American Recovery and Reinvestment Act of 2009 (“Stimulus Package”), which provides significant allocations designed to alleviate reductions in critical spending on education. At this point, the federal Stimulus Package and completion of state budgets remain a work-in-progress. We are therefore unable to assess with certainty the ultimate impact on per enrollment funding levels. While we believe that we have the flexibility to reduce spending to offset the impact of material reductions, we cannot be certain that we will be able to fully mitigate the impact of the reductions on our results of operations and cash flows for fiscal year 2010.

Agora Cyber Charter School

On April 29, 2009, the Pennsylvania Department of Education (the “PDE”) filed a lawsuit against the Agora Cyber Charter School (“Agora”). K12 is not a defendant in this lawsuit. K12 is a sub-contractor to an education management company retained by Agora to operate the school, namely Cynwyd Group, LLC (“Cynwyd”). Cynwyd sub-contracts with K12 for the provision of our curriculum to Agora’s students and for school management services. The lawsuit filed by the PDE alleges that the Agora Board of Trustees, the school’s independent governing body, unlawfully misled the PDE about its management contract with Cynwyd, and under that arrangement, state funds have been used improperly to benefit Cynwyd and its principals. In addition, the complaint alleges that the Agora Board of Trustees violated the State’s charter school law, breached its fiduciary duties and engaged in common law fraud. As a result, the PDE has directed all funding to Agora to be placed into an escrow account and is seeking the appointment of a trustee or receiver to replace Agora’s Board of Trustees. The trustee or receiver would temporarily oversee the operations of the school and assure an appropriate disbursement of funds pending the outcome of the litigation. The PDE has further publicly stated that the actions it has taken will not impact the daily operations of Agora by K12 and that Agora’s students will continue to have the same curriculum and day-to-day education experience. Given these state agency assurances, we do not believe at this early stage of PDE’s lawsuit against Agora that our financial results or operations will be materially affected.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2008 audited consolidated financial statements, which are included in our Annual Report. Other than described in the condensed consolidated financials, there have been no significant updates to our critical accounting policies from those disclosed in the Annual Report.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

			Nine Months
	Three Months Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Total Enrollments	56,022	42,048	55,647	41,095

Managed Enrollments as percentage of total enrollments	85.7%	82.6%	85.5%	81.9%

High School enrollments as a percentage of total enrollments	18.6%	13.8%	19.0%	13.8%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Revenues	$77,164	$56,016	$243,407	$169,760

Cost and expenses
Instructional costs and services	47,868	32,062	152,601	98,820
Selling, administrative, and other operating expenses	19,467	17,032	61,189	49,681
Product development expenses	2,415	2,542	7,015	7,529

Total costs and expenses	69,750	51,636	220,805	156,030

Income from operations	7,414	4,380	22,602	13,730
Interest (expense) income, net	(361)	309	(518)	(383)

Income before income tax (expense) benefit and minority interest	7,053	4,689	22,084	13,347
Income tax (expense) benefit	(3,490)	(2,229)	(9,642)	3,323

Income before minority interest	3,563	2,460	12,442	16,670
Minority interest, net of tax	(16)	—	539	—

Net income	$3,547	$2,460	$12,981	$16,670

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%

Cost and expenses
Instructional costs and services	62.1	57.2	62.7	58.2
Selling, administrative, and other operating expenses	25.2	30.4	25.1	29.3
Product development expenses	3.1	4.6	2.9	4.4

Total costs and expenses	90.4	92.2	90.7	91.9

Income from operations	9.6	7.8	9.3	8.1
Interest (expense) income, net	(0.5)	0.6	(0.2)	(0.2)

Income before income tax (expense) benefit and minority interest	9.1	8.4	9.1	7.9
Income tax (expense) benefit	(4.5)	(4.0)	(4.0)	1.9

Income before minority interest	4.6	4.4	5.1	9.8
Minority interest, net of tax	—	—	0.2	—

Net income	4.6%	4.4%	5.3%	9.8%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three and nine months versus the prior year.

Comparison of the Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

Revenues. Our revenues for the three months ended March 31, 2009 were $77.2 million, representing an increase of $21.2 million, or 37.8%, as compared to revenues of $56.0 million for the three months ended March 31, 2008. Average enrollments increased 33.2% to 56,022 for the three months ended March 31, 2009 from 42,048 for the three months ended March 31, 2008. The increase in average enrollments was primarily attributable to 28.8% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.4% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.0% to enrollment growth. High school enrollments increased 79.9% and constituted approximately 18.6% of our enrollments for the three months ended March 31, 2009 as compared to 13.8% for the same period in the prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.7% for the three months ended March 31, 2009 from 82.6% for the three months March 31, 2008.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended March 31, 2009 were $47.9 million, representing an increase of $15.8 million, or 49.3% as compared to instructional costs and services of $32.1 million for the three months ended March 31, 2008. This increase was primarily attributable to a $12.1 million increase in expenses to operate and manage the schools and a $3.7 million increase in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 62.1% for the three months ended March 31, 2009, as compared to 57.2% for the three months ended March 31, 2008. This increase as a percentage of revenues is primarily attributable to three factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 82.6% to 85.7%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 13.8% to 18.6%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; and 3) start-up costs associated with the commencement of school operations in four new states and two existing states.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the three months ended March 31, 2009 were $19.5 million, representing an increase of $2.5 million, or 14.3%, as compared to selling, administrative and other operating expenses of $17.0 million for the three months ended March 31, 2008. This increase is primarily attributable to a $1.4 million increase in student recruiting costs in addition to a $1.1 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 25.2% for the three months ended March 31, 2009 as compared to 30.4% for the three months ended March 31, 2008 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product development expenses. Product development expenses for the three months ended March 31, 2009 were $2.4 million, representing a decrease of $0.1 million, or 5.0%, as compared to product development expenses of $2.5 million for the three months ended March 31, 2008. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. As a percentage of revenues, product development expenses decreased to 3.1% for the three months ended March 31, 2009 as compared to 4.6% for the three months ended March 31, 2008 as we were able to leverage these costs over a larger revenue base.

Interest expense, net. Net interest expense for the three months ended March 31, 2009 was $0.4 million, as compared to a net interest income of $0.3 million for the three months ended March 31, 2008. Interest expense increased primarily due to an increase in capital lease obligations. In addition, interest income decreased due to a significant decline in interest rates and lower average cash balances for the three months ended March 31, 2009.

Income taxes. Income tax expense for the three months ended March 31, 2009 was $3.5 million, or 49.5% of income before income taxes, as compared to an income tax expense of $2.2 million, or 47.5% of income before taxes, for the three months ended March 31, 2008. The increase in rate is primarily attributable to a timing difference in the treatment of the deferred tax asset allowance related to stock compensation expense.

Minority interest. Minority interest for the three months ended March 31, 2009 was $(0.1) million, reflecting income attributable to shareholders in our joint venture. There was no minority interest for the three months ended March 31, 2008.

Comparison of the Nine Months Ended March 31, 2009 and Nine Months Ended March 31, 2008

Revenues. Our revenues for the nine months ended March 31, 2009 were $243.4 million, representing an increase of $73.6 million, or 43.4%, as compared to revenues of $169.8 million for the nine months ended March 31, 2008. Average enrollments increased 35.4% to 55,647 for the nine months ended March 31, 2009 from 41,095 for the nine months ended March 31, 2008. The increase in average enrollments was primarily attributable to 30.8% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.6% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.9% to enrollment growth. High school enrollments increased 86.8% and constituted approximately 19.0% of our enrollments for the nine months ended March 31, 2009 as compared to 13.8% for the same period in the prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.5% for the nine months ended March 31, 2009 from 81.9% for the nine months March 31, 2008.

Instructional costs and services expenses. Instructional costs and services expenses for the nine months ended March 31, 2009 were $152.6 million, representing an increase of $53.8 million, or 54.4% as compared to instructional costs and services of $98.8 million for the nine months ended March 31, 2008. This increase was primarily attributable to a $38.3 million increase in expenses to operate and manage the schools and a $15.5 million increase in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 62.7% for the nine months ended March 31, 2009, as compared to 58.2% for the nine months ended March 31, 2008. This increase as a percentage of revenues is primarily attributable to four factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 81.9% to 85.5%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 13.8% to 19.0%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; 3) incremental freight charges due to expedited student materials shipments and fuel surcharges, partially offset by reduced costs of student materials and computers; and 4) start-up costs associated with the commencement of school operations in four new states and two existing states.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for nine months ended March 31, 2009 were $61.2 million, representing an increase of $11.5 million, or 23.2%, as compared to selling, administrative and other operating expenses of $49.7 million for the nine months ended March 31, 2008. This increase is primarily attributable to a $5.7 million increase in student recruiting costs, a $2.1 million increase in professional services, and a $3.7 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to

25.1% for the nine months ended March 31, 2009 as compared to 29.3% for the nine months ended March 31, 2008 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product development expenses. Product development expenses for the nine months ended March 31, 2009 were $7.0 million, representing a decrease of $0.5 million, or 6.8%, as compared to product development expenses of $7.5 million for the nine months ended March 31, 2008. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. As a percentage of revenues, product development expenses decreased to 2.9% for the nine months ended March 31, 2009 as compared to 4.4% for the nine months ended March 31, 2008 as we were able to leverage these costs over a larger revenue base.

Interest expense, net. Net interest expense for the nine months ended March 31, 2009 was $0.5 million, as compared to net interest expense of $0.4 million for the nine months ended March 31, 2008. The increase is due to growth in our capital lease obligations partially offset by reduced borrowings under our revolving line of credit. In addition, although our average cash balances were higher for the nine months ended March 31, 2009, the significant decline in interest rates resulted in lower interest income.

Income taxes. Income tax expense for the nine months ended March 31, 2009 was $9.6 million, or 43.7% of income before income taxes, as compared to an income tax benefit of $3.3 million for the nine months ended March 31, 2008. The income tax benefit for the nine months ended March 31, 2008 reflects a $9.7 million tax benefit as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved in prior periods. Had that reversal not occurred, we would have recorded an income tax expense of $6.4 million, or 47.6% of income before income taxes for the nine months ended March 31, 2008.

Minority interest. Minority interest for the nine months ended March 31, 2009 was $0.5 million, reflecting losses attributable to shareholders in our joint venture. There was no minority interest for the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009 and June 30, 2008, we had cash and cash equivalents of $56.4 million and $71.7 million, respectively. We financed our operating activities and capital expenditures during the nine months ended March 31, 2009 primarily through the use of cash on hand and capital lease financing.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for additional courses, new releases of existing courses and internal systems enhancements to remain relatively stable for the next two years and expenditures for computers to support virtual school enrollments to increase with enrollment growth. In total, we expect that our capital expenditures in the 12 months ended March 31, 2010 will be approximately $35 million to $47 million for student computers, curriculum development and related systems. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for at least the next twelve months.

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2009 was $8.6 million as compared to net cash provided by operating activities for the nine months ended March 31, 2008 of $5.9 million.

The overall decrease of $14.5 million in cash from operating activities was primarily due to a $15.3 million increase in the amount of cash used to finance accounts receivable, a $7.6 million increase in the change in inventories, a $6.3 million increase in the use of cash for accrued compensation and benefits, a $7.1 million adjustment for the excess tax benefit from stock compensation expense, a decrease in net income of $3.7 million, and a $2.6 million increase in the change of other assets. These amounts were partially offset by a $13.0 million change in adjustments for deferred income taxes, a $6.1 million increase in depreciation and amortization, a $4.8 million increase in the change in deferred revenues, and a $4.5 million increase in the change in accrued liabilities.

The increase in accounts receivable is primarily attributable to the growth in revenues as well as slower initial payments from new schools and growth in schools with slower payment trends. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students and many of our billing arrangements include upfront fees. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year. The increase in the change in inventory is primarily due to earlier purchases for the 2009-2010 school year. We are purchasing inventory for the 2009-2010 school year earlier in the year as compared to inventory purchases for the 2008-2009 school year to minimize fulfillment risk associated with the transition to our new warehousing and packaging partner. The increase in change of accrued liabilities is primarily due to additional accruals for anticipated vendor payments. The decrease in accrued compensation is primarily due to lower accrued compensation partially offset by an increase in liabilities related to stock option exercises.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2009 and 2008 was $22.3 million and $14.0 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2009 was primarily due to investment in capitalized curriculum of $10.7 million, primarily related to the production of high school courses and elementary school math courses, investment of $10.6 million in property and equipment, including internally developed and purchased software and cash placed in escrow of $1.0 million. During the nine months ended March 31, 2009, we financed equipment purchases of $16.0 million through capital leases. These financed purchases include $15.1 million of computers and software for use by students.

Net cash used in investing activities for the nine months ended March 31, 2008 was attributable to investment in capitalized curriculum of $8.5 million, primarily related to the development of high school courses and $5.1 million in property and equipment, including internally developed software. In addition, we financed purchases of $10.7 million of computers and software, primarily for use by students, through capital leases.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2009 and 2008 was $15.6 million and $73.4 million, respectively.

For the nine months ended March 31, 2009, net cash provided by financing activities was primarily due to the proceeds from the exercise of stock options of $7.1 million, proceeds received from the minority interest contribution of $5.0 million, proceeds from notes payable of $3.1 million, and the excess tax benefit from stock compensation expense of $7.1 million. These amounts were partially offset by payments on capital leases and notes payable totaling $6.7 million. As of March 31, 2009, there were no borrowings outstanding on our $20 million line of credit.

For the nine months ended March 31, 2008, net cash used for the repayment of short term debt was $1.5 million and cash used for the repayment of capital leases and notes payable was $3.5 million. In December 2007, we completed the initial public offering (IPO) of our common stock in which we raised approximately $71.3 million in net proceeds after deducting underwriting discounts and commissions and other offering costs. Concurrently with the closing of the IPO, we sold shares of common stock at the initial public offering price for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act. Also concurrently with the closing of the IPO, the holders of Redeemable, Convertible Series C Preferred stock were paid a cash dividend of $6.4 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the nine months ended March 31, 2009.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the nine months ended March 31, 2009 primarily due to approximately $10.2 million for capital leases related to student computers and $3.0 million for notes payable for software licenses and maintenance services, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2009 and June 30, 2008, we had cash and cash equivalents totaling $56.4 million and $71.7 million. Our excess cash has been invested primarily in U.S. treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility during the three months ended March 31, 2009, fluctuations in interest rates had no impact on our interest expense.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, or Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

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

Date: May 8, 2009

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