Form 10-K
period 2009-06-30
K12 INC
filed 2009-09-14
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 31, 2008 was approximately $430,331,400.

Number of shares outstanding of each class of common equity as of September 9, 2009: 29,448,594 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K specific portions of its proxy statement for the registrant’s 2009 Annual Meeting of Stockholders to be held November 18, 2009.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Report to “K12”, “K12 “, “Company”, “we”, “our”, “us” refer to K12 Inc. and its consolidated subsidiaries.

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

Our Company

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $150 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications. From fiscal year 2006 to fiscal year 2009, we increased average enrollments in the virtual public schools we serve from approximately 20,000 students to 55,000 students, representing a compound annual growth rate of approximately 40%. Over the same period, we increased revenues from $116.9 million to $315.6 million, representing a compound annual growth rate of approximately 39%, and increased EBITDA from $6.8 million to $43.2 million, a compound annual growth rate of approximately 85.2%. Also, over that period, we increased net income from $1.4 million to $12.3 million and operating income from $1.8 million to $22.3 million.

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

As evidence of the benefit of our holistic approach, the virtual public schools we serve generally test near state averages on standardized achievement tests. These results have been achieved despite the enrollment of a significant number of new students each school year who have had limited exposure to our learning system prior to taking these required state tests. Students using our learning system for at least three years usually perform better on standardized tests relative to state averages than students using it for one year or less. The efficacy of our learning system has also helped us achieve high levels of customer satisfaction.

We deliver our learning system to students primarily through virtual public schools. As with any public school, these schools must meet state educational standards, administer proctored exams and are subject to fiscal oversight. The fundamental difference is that students attend virtual public schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and face-to-face. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or private school is not an option, virtual public schools can provide a compelling choice. This widespread availability makes them the “most public” of schools. From an education policy standpoint, virtual public schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average reported by the U.S. Department of Education. Finally, because parents are not required to pay tuition, virtual public schools make our learning system available to the broadest range of students.

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

Substantially all of our enrollments are served through virtual public schools to which we provide either full turnkey solutions or limited management services. For the most part, these schools are able to enroll students on a statewide basis in 23 states and the District of Columbia. In addition, we are serving a growing number of students in programs that typically only accept enrollment from their own district. These district-based alternatives are a response to demand from school districts. We have established a dedicated sales team to focus on this sector. The non-turnkey services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts. We offer a student account management system, teacher training programs, administrator support, and student placement support. We also sell our foreign language curriculum to third parties.

In addition, Parents can purchase our curriculum and learning solutions directly to facilitate or supplement their children’s education. We also continue to pilot portions of our curriculum in brick and mortar classrooms. Finally, in January 2008 we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to deliver our learning system to students worldwide. This school is positioned as a private international school enabling students to interact with others from more than 35 countries.

Families that choose our learning system for their children come from a broad range of social, economic and academic backgrounds. They share the desire for an individualized learning program to maximize their children’s potential. Examples include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a “one size fits all” traditional classroom; (ii) safety and health concerns about their local school; (iii) students with disabilities for which traditional classrooms are problematic; (iv) students with geographic or travel constraints; and (v) student athletes and performers who are not able to attend regularly scheduled classes. Our individualized learning approach allows students to optimize their individual academic performance and, therefore, their chances of achieving their goals.

Our History

We were founded in 2000 to utilize the advances in technology to provide children access to a high-quality education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. These concerns were reflected in the passage of the No Child Left Behind (NCLB) Act of 2001, which implemented new standards and accountability requirements for public K-12 education. The convergence of these concerns and rapid advances in Internet technology created the opportunity to make a significant impact by deploying a high quality learning system on a flexible, online platform.

In September 2001, after 18 months of research and development on our curriculum, we launched our kindergarten through 2nd grade offering. We initially launched our learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We launched additional grades and entered additional states over the past seven years. We have also developed and launched hybrid programs that combine face-to-face time in a classroom with online instruction. For the 2009-10 school year, we began operating in Oklahoma and Wyoming and now operate in 23 states and the District of Columbia.

In October 2007, we acquired Power-Glide Language Courses Inc. (Power-Glide), a provider of online world language courseware. We use these courses in our virtual public schools and believe they have wide applicability in online learning. During fiscal year 2009, we released a significantly upgraded version of the language instructional software. Power-Glide’s trade name was changed to powerspeaK12 to better reflect the product type and to affiliate the language products with the rest of our course portfolio. The powerspeaK12 language courses are very popular with our student population. Over 50% of our students in middle and high school are studying a language. We have been successful in growing this business with school districts and charter schools. In July 2009, we signed a five year agreement with Gale Group Inc. (“Gale”). The agreement grants Gale an exclusive right to distribute our adult language courses to all public libraries in the U.S. We continue to invest in the development of language courses and related technology in anticipation of continued growth in this curriculum category.

Finally, over the last four years, we have invested in our logistics, technology and financial infrastructure. We believe these investments provide a platform upon which to continue to grow our business.

Our Market

The U.S. market for K-12 education is large and growing. For example:

•	According to the National Center for Education Statistics (NCES), a division of the U.S. Department of Education, approximately 50 million students will attend K-12 public schools during the 2008-09 school year. In addition, according to National Home Education Research, approximately two million students are home schooled and, according to 2008 NCES report, approximately six million students are enrolled in private schools.

•	According to the NCES, the public school system alone will encompass more than 97,000 schools and approximately 14,000 districts during the 2008-09 school year.

•	The NCES estimates that total spending in the public K-12 market will be $543 billion for the 2009-10 school year.

Parents and lawmakers are demanding increased standards and accountability in an effort to improve academic performance in U.S. public schools. As a result, each state is now required to establish performance standards and to regularly assess student progress relative to these standards. We expect continued focus on academic standards, assessments and accountability in the future.

Many parents and educators are also seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1988 to provide an alternative to traditional public schools. Currently, 40 states and the District of Columbia have passed charter school legislation and there are approximately 4,600 charter schools in the U.S. with an estimated enrollment of over 1.5 million students according to the Center for Education Reform. Similarly, acceptance of online learning initiatives, including not only virtual schools but also online testing and Internet-based professional development, has become widespread. According to the International Association for K-12 Online Learning, as of June 2009, 44 states had established a significant form of online learning initiative, and Alabama became the second state in the country after Michigan to pass legislation mandating that high school students take an online or technology enhanced course in order to graduate. In addition, the current presidential administration has supported charter school growth by linking the removal of restrictions on the growth of charter schools to federal stimulus funding, including “Race to the Top” grants. As a result, many states that have placed enrollment caps or other limitations on charter schools, including online charter schools, are in the process of eliminating or revising such restrictions.

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

•	Base Learning Objectives on “Big Ideas.” We refer to “big ideas” as the key, subconscious frameworks that serve as the foundation to a student’s future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist’s understanding of quantum mechanics; therefore, we teach 1st graders the fundamentals of waves. We use these “big ideas” to organize and provide the master objectives of every course we develop.

•	Assess Every Objective to Ensure Mastery. Ongoing assessments are the most effective way to evaluate a student’s mastery of a lesson or concept. To facilitate effective assessment, our curriculum establishes clear objectives for each lesson. Throughout a course, each student’s progress is assessed at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well-timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.

•	Facilitate Flexibility as the Level, Pace and Hours Spent on Each Objective Vary by Child. We believe that each student should be challenged appropriately. Generally, adequate progress for most students is to complete one academic year’s curriculum within a nine-month school year. Each individual student may take greater or fewer instructional hours and more or less effort than the average student to achieve this progress. Our learning system is designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

•	Prioritize Important, Complex Objectives. We have developed a clear understanding of those subjects and concepts that are difficult for students. Greater instructional effort is focused on the most important and difficult concepts and skills. We use existing research, feedback from parents and students and experienced teacher judgments to determine these priorities, and to modify our learning system to guide the allocation of each student’s time and effort.

Ensure Fundamental Content Soundness.  Our credentialed subject matter experts (SMEs) or “Content Specialists” bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from nearly 40 national and international subject-area associations.

Products and Services

Our Products

K12 Curriculum

Our curriculum consists of the K12 online lessons, offline learning kits and lesson guides. We have developed an extensive catalogue of proprietary courses, consisting of more than 21,000 lessons, designed to teach concepts to students from kindergarten through 12th grade. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. A single course generally consists of 120 to 180 individual lessons.

Online Lessons.  Our online lessons are accessed through an Online School (OLS) platform. Each online lesson provides the roadmap for the entire lesson including direction to specific online and offline materials, online lesson content and a summary of the major objectives for the lesson. Lessons utilize a combination of innovative technologies including flash animations, audio, video and other online interactivity, coordinated textbooks and hands-on materials and individualized feedback to create an engaging, responsive and highly effective curriculum. Each lesson also contains an online assessment to ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assessment, are also included.

Offline Learning Kits.  Most of our courses utilize a series of offline learning kits in conjunction with the online lessons to help maximize the effectiveness of our learning system. In addition to receiving access to our online lessons through the Internet, each student receives a shipment of offline materials, including award winning textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials which are incorporated throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate in our learning system. Most of the textbooks we use are proprietary textbooks that are written in a way that is designed to be engaging to students and to complement the online experience. We believe that our ability to effectively combine online lessons and offline materials is a competitive advantage.

Lesson Guides.  Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Courses Offered

The following table provides a list of our K-8 and high school course offerings:

English and Language Arts	Mathematics	Science	History	World Languages	Music/Art/Other

Elementary School	Kindergarten Language Arts
Kindergarten Phonics
1st Grade Language Arts
1st Grade Phonics
2nd Grade Language Arts
3rd Grade Language Skills
3rd Grade Spelling
3rd Grade Literature
4th Grade Language Skills
4th Grade Spelling
4th Grade Literature
5th Grade Language Skills
5th Grade Spelling
5th Grade Literature	Kindergarten Math 1st Grade Math 2nd Grade Math 3rd Grade Math 4th Grade Math 5th Grade Math	Kindergarten Science 1st Grade Science 2nd Grade Science 3rd Grade Science 4th Grade Science 5th Grade Science	Kindergarten History 1st Grade History 2nd Grade History 3rd Grade History 4th Grade History American History Before 1865	Spanish Elementary Year 1 Spanish Elementary Year 2 French Elementary Year 1 French Elementary Year 2 German Elementary Year 1 German Elementary Year 2 Latin Elementary Year 1	Kindergarten Art
1st Grade Art
2nd Grade Art
3rd Grade Art
4th Grade Art
Intermediate Art: American A

Preparatory Music
Beginning 1 Music
Beginning 2 Music
Introduction to Music
Intermediate 1 Music
Intermediate 2 Music
Intermediate 3 Music
Exploring Music

Introduction to Online
Learning K — 3
Introduction to Online
Learning 4 — 5
Introduction to Online
Learning 6 — 8

Middle School	Intermediate Language Skills A Intermediate Language Skills B Intermediate Literature A Intermediate Literature B Literary Analysis and Composition	Pre-Algebra A Pre-Algebra B Algebra I	Earth Science Advanced Earth Science Life Science Advanced Life Science Physical Science Advanced Physical Science	American History Since 1865 Intermediate World History A Intermediate World History B	Middle School Spanish 1
Middle School Spanish 2
Middle School French 1
Middle School French 2
Middle School German 1
Middle School German 2
Middle School Chinese 1
Middle School Chinese 2
Middle School Latin 1
				Middle School Latin 2	Intermediate Art: American B Intermediate Art: World A Intermediate Art: World B Music Concepts A Music Concepts B

English and Language Arts	Mathematics	Science	History	World Languages	Music/Art/Other

High School	ENG102: Literary Analysis and Composition I
ENG103: Literary Analysis and Composition I
ENG104: Honors Literary Analysis and Composition I
ENG202: Literary Analysis and Composition II
ENG203: Literary Analysis and Composition II
ENG204: Honors Literary Analysis and Composition II
ENG302: American Literature
ENG303: American Literature
ENG304: Honors American Literature
ENG402: British and World Literature
ENG403: British and World Literature
ENG404: Honors British and World Literature
ENG500: AP® English Language and Composition
ENG510: AP® English Literature and Composition
ENG010: Journalism
ENG001: English Foundations I
ENG011: English Foundations II	MTH112: Pre-Algebra
MTH113: Pre-Algebra
MTH122: Algebra I
MTH123: Algebra I
MTH124: Honors Algebra I
MTH202: Geometry
MTH203: Geometry
MTH204: Honors Geometry
MTH302: Algebra II
MTH303: Algebra II
MTH304: Honors Algebra II
MTH312: Business & Consumer Math
MTH403: Pre-Calculus/ Trigonometry
MTH500: AP® Calculus AB
MTH510: AP® Statistics
MTH001: Math Foundations I
MTH011: Math Foundations II	SCI102: Physical Science
SCI112: Earth Science
SCI113: Earth Science
SCI202: Biology
SCI203: Biology
SCI204: Honors Biology
SCI302: Chemistry
SCI303: Chemistry
SCI304: Honors Chemistry
SCI403: Physics
SCI404: Honors Physics
SCI500: AP® Biology
SCI510: AP® Chemistry
SCI520: AP® Physics B
SCI010: Environmental Science
SCI020: Life Science: Oceanography	HST102: World History
HST103: World History
HST202: Modern World Studies
HST203: Modern World Studies
HST204: Honors Modern World Studies
HST212: Geography and World Cultures
HST213: Geography and World Cultures
HST302: U.S. History
HST303: U.S. History
HST304: Honors U.S. History
HST312: Modern U.S. History
HST313: Modern U.S. History
HST314: Honors Modern U.S. History
HST402: U.S. Government and
Politics
HST403: U.S. Government and
Politics
HST412: U.S. and Global Economics
HST413: U.S. and Global Economics
HST500: AP® U.S. History
HST510: AP® U.S.
Government and Politics
HST520: AP® Macroeconomics
HST530: AP® Microeconomics
HST540: AP® Psychology
HIH100: Modern History of Hawai’i
WAH100: Washington State History
HST010: Anthropology
HST020: Psychology
HST030: Macroeconomics	WLG100: Spanish I
WLG200: Spanish II
WLG300: Spanish III
WLG500: AP® Spanish Language
WLG110: French I
WLG210: French II
WLG310: French III
WLG510: AP® French Language
WLG120: German I
WLG220: German II
WLG130: Latin I
WLG230: Latin II
WLG140: Chinese I
WLG240: Chinese II	ART010: Fine Art
ART020: Music Appreciation

ORN010: Online Learning 08-09
ORN020: Finding Your Path —
Planning for Career and College

OTH010: Skills for Health
OTH020: Physical Education
OTH030: Career Planning
OTH040: Study Skills and
Learning Strategies

BUS010: Business
Communication and Career
Exploration
BUS020: Business and Personal
Relationships
BUS030: Personal Finance

TCH010: Computer Literacy I
TCH020: Computer Literacy II
TCH030: Digital Photography
and Graphics
TCH040: Web Design
TCH050: Digital Video
Production
TCH060: C++ Programming
TCH070: Game Design I
TCH080: Game Design II
TCH090: Online Game Design
TCH016: Flash Animation

Notes: Italicized courses are licensed on a per enrollment basis from third parties for the 2009-10 school year.

K-8 Courses.  From kindergarten through 8th grade, our courses are categorized into seven major subject areas: English and Language Arts, Mathematics, Science, History, Art Music, and World Languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education. These courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas that each student will need to master the major subject areas, meet state standards and complete more advanced coursework. Unlike a traditional classroom education, our learning system offers the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. In addition, the flexibility of our learning system allows us to tailor our curriculum to state specific requirements, and to date, we have developed 34 state-specific courses. Beginning in 2009, we have expanded the K-8 offering to include two new Latin middle school courses and continue to offer elementary and middle school world language courses in Spanish, French, German, Chinese, and Latin.

High School Courses.  The curriculum sought by students in high school is much broader and varies from student to student, largely as a result of the increased flexibility in course selection required for high school students. In order to offer a full suite of courses, including the many elective courses required to meet the needs of high school students, we offer a combination of our own courses, as well as courses licensed from third parties on either an unlimited use or per-course basis. In the 2009-10 school year, courses owned or licensed on an unlimited use basis will support approximately 90% of total high school course enrollments.

Online School Platform

Our Online School platform is an intuitive, web-based software platform that provides access to our online lessons as well as our lesson planning and scheduling tools and our progress tracking tool, both of which serve a key role in assisting parents and teachers in managing each student’s progress. Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection at any time of the day or night. We license a third-party learning management platform for use in our high school program.

•	Lesson Planning and Scheduling Tools. In a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish a master plan for completing these lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student moves through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying during the winter holidays to take time off during the spring, or a student who chooses to take two math classes a day for the first month of the school year and delay art classes until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS.

•	Progress Tracking Tools. Once a master schedule has been established, the OLS delivers lessons based upon the specified parameters. Each day, a student is initially directed to a screen listing the syllabus for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s syllabus to proceed to the next subject. If a student does not complete a lesson during the session, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data is transferred to our proprietary management system for use in providing administrative support services.

•	Assessment Tracking Tools: Independent third-party assessments will be used in most of our managed schools to pinpoint specific individual student strengths and weaknesses relative to state content standards at the beginning of the school year. These results enable the teacher to develop a highly personalized individual learning plan for students. End of year testing will provide a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

The Student Administration Management System (SAMS) is our proprietary Student Information System. SAMS is integrated with the OLS and several other proprietary systems including our Online Enrollment System that allows parents to complete school enrollment forms online and our Order Management System (OMS) that generates orders for offline learning kits and computers to be delivered to students. SAMS houses student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. In 2008, we launched TotalView, a suite of online applications that provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView provides a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year’s performance on state tests. TotalView also houses Kmail, our internal communications medium. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students in a secured environment. Finally, in 2009, TotalView was enhanced to include an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students.

Student Community Tools

We place a strong emphasis on the importance of building a sense of community in the schools we manage. We offer tools that foster communication and interaction among virtual public school students and parents. We launched thebigthinK12 in the fall of 2008, our secure, online community for enrolled high school students (age 13 and over), parents, teachers, school administrative staff and our staff. It is built using a third party platform and includes the following capabilities: discussion boards, blogs, document repository, calendars, RSS feeds, polls, profiles and private messaging. The community is also professionally monitored by an independent third party. Additionally, our family directory web-based tool enables parents of virtual public school students to organize online and offline social activities for their children. Parents can run searches based on criteria such as their child’s location, age or interests (such as hobbies or sports) to locate and contact other parents of children with similar interests to facilitate student interaction.

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

New virtual public school teachers participate in our comprehensive training program during which, among other things, they are introduced to our educational philosophy, our curriculum and our OLS and other technology applications, and are provided strategies for communicating and connecting with students and their families in a virtual public school environment. We also provide ongoing professional development opportunities for teachers so that they may stay abreast of changing educational standards, key learning trends, and sound pedagogical strategies which we believe enhance their teaching abilities and effectiveness.

In addition to our compliance with state-mandated testing programs, we have instituted a longitudinal testing program in cooperation with a third party provider of standardized testing services. The results of this testing will help us manage the quality of our academic programs using widely recognized services from an industry leading third party.

Gifted and Special Education Services.  We believe that our individualized learning system is able to effectively address the educational needs of gifted and special education students because it is self-paced and employs flexible teaching methods. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual public school environment and who oversees and directs the special education programs at the virtual public schools we serve. We direct and facilitate the development and implementation of “individualized education plans” for students with special needs. Our special education program is compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher who arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support gifted and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities both at the school level and at the national level. Gifted students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities. In addition, parent sessions allow for the discussion of topics unique to the parent of an advanced student.

Student Support Services.  We provide students attending virtual public schools that we serve and their families with a variety of support services to ensure that we effectively meet their educational needs and goals. We offer support to address any questions or concerns that students and their parents have during the course of their matriculation. We plan and coordinate social events to offer students opportunities to meet and socialize with their virtual public school peers. Finally, in connection with our high school offering, each student is assigned an advisor and/or a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management Services

Under many of our contracts, we provide virtual public schools with turnkey management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. In 2007, the Commission on International and Trans-regional Accreditation (CITA), a leading worldwide education accreditation agency, now a division of AdvancED, thoroughly evaluated our school management services and we ultimately received its prestigious accreditation.

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

Product Development

We develop our products and related service offerings through a highly collaborative process that blends cognitive research with an innovative development approach by utilizing best practices from the education industry and other industries. Our approach provides for effective content and rapid time to market. Unlike many traditional content companies that may take several years to develop a new course, our course development process usually takes between six and 12 months, depending upon grade and subject. Our development team includes professionals from the following disciplines:

•	Cognitive Scientists, Evaluation and Research Specialists — conduct and review cognitive research to determine how students master the key ideas in a subject area, the common misconceptions that present obstacles to mastery and available techniques that can effectively address common misconceptions.

•	Curriculum and Teaching Specialists — bring deep subject matter knowledge and experience with a variety of pedagogical approaches to our course design process.

•	Writers and Editors — script out the text of the lessons, ensuring that the information is accurate, meaningful and suitable for the age group we are trying to reach.

•	Instructional Designers — weave together all elements of a lesson and determine the extent to which online, multi-media components, textbooks and other offline materials, and activities can be integrated to achieve the desired learning outcomes.

•	Graphic Artists/Media Specialists/Flash Designers — ensure overall visual integrity of each lesson and build creative and interactive content.

•	Print Designers — design and publish our proprietary textbooks and printed learning materials.

•	User Experience Specialists — work closely with our design teams to ensure that lessons are easy for students to navigate and understand.

•	Training Specialists — concurrent with the development of the courses, develop training materials and programs to support the effective delivery of our curriculum by teachers.

•	Product Support Specialists — analyze our courses to ensure alignment to state standards and maintain and update the online and offline materials based upon feedback from teachers, parents and students.

•	Project Managers — coordinate all of the activities, including the work of the above-listed resources to develop the product as designed, on time, and on budget.

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

Education Advisory Committee.  To ensure the effectiveness of our learning systems, we have established an external Education Advisory Committee comprised of experienced leaders in the education industry. The members of this Committee have the responsibility to review our curriculum and instructional model, identify the needs of the growing online education market and propose solutions for consideration by our management, and discuss ways that we can better implement our guiding principles. The current members of the Committee include:

•	Thomas C. Boysen, Ed.D., Senior Vice President, Global Scholar Inc., and formerly Senior Vice President of K12 Inc., Kentucky Commissioner of Education, Chief Operating Officer of the Los Angeles Unified School District, Senior Vice President of the Milken Family Foundation and a school district superintendent in California, Washington and New York. Mr. Boysen is also the Chair of the Education Advisory Committee.

•	Benjamin Canada, Ph.D., Associate Executive Director, District Services, Texas Association of School Boards and formerly President of the American Association of School Administrators and a school district superintendent in Georgia, Mississippi and Oregon.

•	JoLynne DeMary, Ed.D., Educational Leadership Director, Center for School Improvement, Virginia Commonwealth University and formerly Virginia Superintendent of Public Instruction.

•	David Driscoll, Ed.D., Education Consultant and formerly President, Council of Chief State School Officers, Commissioner of Education, Commonwealth of Massachusetts and a school district superintendent in Massachusetts. Dr. Driscoll currently serves on the board of the National Assessment Governing Board.

•	Chester Finn, Ed.D., President, Thomas B. Fordham Foundation and formerly Assistant Secretary for Research and Improvement & Counselor to the Secretary, U.S. Department of Education.

•	Charles Fowler Ed.D., President of School Leadership, LLC, Executive Secretary of the Suburban School Superintendents, an Adjunct Professor of School Organization and Leadership, Teachers College, Columbia University and formerly Chairperson of State and National Relations for the American Association of School Administrators and a school district superintendent in Connecticut, Florida, Illinois and New York.

•	Mary Futrell, Ed.D., Dean, Graduate School of Education and Human Development, George Washington University; Director, K12 Inc.; Co-director, George Washington Institute for Curriculum, Standards and Technology; founding President of Education International; and formerly President, World Confederation of the Organizations of the Teaching Profession; President, National Education Association, President, Virginia Education Association, and President, ERAmerica.

•	Michael Kirst, Ph.D., Professor Emeritus of Education and Business, Stanford University and formerly President of the California State Board of Education.

•	Eliot Levinson, Ph.D., CEO and founder of the BLE Group, an educational technology consulting firm that provides planning, marketing and implementation services to the education industry and school systems; former teacher and school and district administrator, senior scientist at the Rand Corporation, and an adjunct faculty member at MIT and Harvard.

•	William Librera, Ph.D, Presidential Research Professor of Education for the Rutgers University Graduate School of Education, formerly Commissioner of Education for the State of New Jersey.

•	Dale Mann, Ph.D., Managing Director, Interactive Inc. and Professor Emeritus of Educational Administration, Teachers College, Columbia University and formerly Senior Research Associate, Institute on Education and the Economy, Teachers College, Columbia University.

•	Thomas Payzant, Ed.D., Professor of Practice, Harvard Graduate School of Education and formerly Assistant Secretary for Elementary and Secondary Education, U.S. Department of Education and a school district superintendent in California, Pennsylvania, Massachusetts, Oklahoma and Oregon.

•	Betty Rosa, Ed.D., Education Consultant and formerly a school district superintendent in New York City. Ms. Rosa also serves on the board of the Alumni Council of the Harvard Graduate School of Education.

•	Bernice Stafford, M.A., Principal Consultant, Center for Interactive Learning and Collaboration and formerly Vice President of School Strategies and Evaluation, PLATO Learning, Inc. and a co-founder of Lightspan, Inc.

Channel Development

We receive numerous inquiries from school districts, legislators, community leaders, educators and parents who express the desire to offer a virtual public school alternative. Our school development and public affairs groups work together with these interested parties to identify and pursue opportunities to expand the use of our products and services through new channels and in new jurisdictions. Where interested parties seek to offer a virtual public school alternative in their state, our public affairs group works with them to establish the legal framework, advocate for appropriate legislation and explain the educational and fiscal benefits of our learning system. Our public affairs group also seeks to increase public awareness and ensure transparency in virtual schooling by supporting accountability standards for virtual public schools.

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

In some states where the regulatory environment restricts or does not permit virtual charter education or state-wide programs, our institutional sales team works with public school districts to offer our services to their students. For example in 2009, Florida passed legislation mandating that each school district provide full-time, online education to students in grades K-8. We responded with a dedicated program and have contracted with 42 Florida school districts to provide online education services to their student population. These contracts vary in their scope and duration; however our curriculum and academic services will be available to more than half of the student population of Florida this fall through cooperation with local schools.

Distribution Channels

We distribute our products and services primarily to virtual public schools, school districts, private schools, charter schools, and directly to consumers. We derive revenues from virtual public schools by providing access to online lessons, offline learning kits, student computers and a variety of management and academic support services, ranging from turnkey end-to-end management solutions to a single service to meet a school’s specific needs.

We have expanded our efforts selling directly to institutional customers or school districts, offering a continuum of offerings from full-time, turnkey online programs, to hybrid programs, to classroom models, to individual course sales. We have established a dedicated sales team to focus on this sector and we believe that the direct-to-district distribution channel offers further growth potential.

In fiscal year 2009, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 28% of our total revenues. We provide our full turnkey management solutions pursuant to our contracts with the Ohio Virtual Academy, which terminates June 30, 2017, and with the Agora Cyber Charter School (“Agora”), pursuant to a contract with the Cynwyd Group LLC which expires June 30, 2016. However, each of the contracts with these schools also provides for termination of the agreement if the school ceases to hold a valid and effective charter from the charter-issuing authority in their respective states or if there is a material reduction in the per enrollment funding level. In July 2009, the Pennsylvania Department of Education (“PDE”) initiated a charter revocation proceeding against Agora, but Agora will continue to operate in the 2009-10 school year during the pendency of that proceeding. Should the charter be revoked we will explore alternatives to educate these students.

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

In addition to these primary distribution channels, we are pursuing additional channels through which to offer our learning system, including direct classroom instruction and hybrid models. For example, we have piloted select grades and subjects of our curriculum in classrooms in 14 states and the District of Columbia, in addition to international pilots in Costa Rica, Uruguay, and Colombia. Although our in-class offering business is at a nascent stage, we believe that this distribution channel offers significant potential. For example, we have been retained for the past two years by the Mississippi Department of Education to assist them in the turn-around of three low-performing elementary schools in North Panola. We have implemented hybrid offerings in Chicago, Honolulu, Indianapolis, Muncie and St. Louis, that combine some face-to-face time for students and teachers in a traditional classroom setting along with online instruction. Beyond expanding our offering to new jurisdictions within the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education.

In January 2008, we launched the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. Through K12 International Academy, students may study in an academic program which is virtually identical to a U.S.- based private school and leads ultimately to a recognized high school diploma. The school utilizes our curriculum, systems, and teaching practices as the virtual public schools we serve in the U.S. In addition, K12 International Academy provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers from over 35 countries and cultures. The school is accredited by the Southern Association of Colleges and Schools (SACS) and AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning. K12 International Academy also has a branch facility in Dubai to reach and support students in the Gulf Cooperating Countries. We operate this through a joint venture with a local partner. K12 International Academy also provides services to students in the United States and allows for part-time enrollment.

Student Recruitment and Marketing

Our student recruitment and marketing team is responsible for promoting our corporate brand; generating new student enrollments; managing the direct-to-consumer business; conducting market and customer research; defining, packaging and pricing our product offerings across distribution channels; and enhancing the experience of students and families enrolled in the virtual public schools we serve. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

First, this team is responsible for defining our brand image and associating our brand with the many positive attributes of our learning system. We believe that a strong brand provides the basis for our expansion into new states and other markets.

Second, our student recruitment and marketing team generates new enrollments in many of the virtual public schools we serve through targeted recruiting programs, which utilize coordinated direct mailings, email marketing, print, radio and television advertising and search engine marketing. In addition, our marketing team conducts information sessions and workshops that provide teachers and parents with the opportunity to learn our approach to learning and the products and services that we offer. We conducted over 4,200 such events during fiscal year 2009. We have found that effectively communicating the details and benefits of our learning system is an important first step towards building a core group of interested parties. Additionally, we consistently receive a high number of word-of-mouth referrals from our existing customer base. Facilitating our student recruitment and customer service efforts are our call centers. Our primary centers are at our corporate headquarters in Virginia and in Kentucky through a third-party.

Third, we conduct primary and secondary research of our own customers as well as of the key larger markets in order to refine our existing product offerings and customer experiences, as well as to scope new target markets and develop appropriate product offerings.

Finally, this team is responsible for enhancing our relationship with students enrolled in the virtual public schools that we serve to complement the relationship that these students have with their teachers and school. In order to maintain a sense of community, we host “thebigthinK12”, an online private global community limited to those parents, teachers and high school students (age 13 and over), with a valid K12 password and who are subject to a code of conduct. To ensure appropriate usage and to identify student issues, the community is also professionally monitored by an independent third party. We also work with our partner schools to define and create back-to-school support activities and communications, conduct art contests, host national clubs, facilitate best practices across schools for local clubs and social activities, and manage a parent booster program that helps create support for and awareness of our products and services.

Technology

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

Competition

We face varying degrees of competition from a variety of education companies because our learning system encompasses many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual public schools. These companies include Connections Academy, LLC; Kaplan, Inc.; KC Distance Learning Inc.; Insight Schools, Inc.; Plato Learning, Inc.; White Hat Management, LLC, and National Network of Digital Schools among others. We also face competition from curriculum developers, including traditional textbook publishers such as the McGraw-Hill Companies, Pearson plc and Houghton Mifflin Harcourt. Additionally, we expect increased competition from post-secondary and supplementary education providers that have begun to establish a presence in the K-12 virtual school sector, including Apollo Group and DeVry, Inc.

We believe that the primary factors on which we compete are:

•	extensive experience in, and understanding of, the K-12 virtual school market;

•	track record of academic results and customer satisfaction;

•	quality of curriculum and online delivery platform;

•	qualifications and experience of teachers;

•	comprehensiveness of school management and student support services, including fulfillment; and

•	cost of the solution.

We are unable to provide meaningful data with respect to our market share. At a minimum, we believe that we serve the market for public education, and in almost all jurisdictions in which we operate, we currently serve far less than 1% of the public school students in the geographic area in which virtual school enrollments are drawn. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual schools serve only the high school segment, others serve the elementary and middle school segment, and a few serve both. Furthermore, some school districts offer their own virtual programs. Parents in search of an alternative to their local public school also have a number of substitutable choices beyond virtual schools including private schools, charter schools, home schooling, and blended public schools. In addition, our integrated learning system consists of components that face competition from many different education industry segments, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning system is designed to operate domestically and internationally over the Internet, and thus the geographic addressable market is global and indeterminate in size.

Intellectual Property

Since our inception, we have invested more than $150 million to develop our proprietary curriculum and OLS. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the U.S. and overseas. We also continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, students, the virtual public schools that we serve, direct-to-consumer customers, independent contractors and other businesses and persons with which we have commercial relationships.

Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed, which is directed towards the first generation of our online school, includes one issued U.S. patent (U.S. Patent No. 7,210,938) and one issued Australian patent (Australian Patent No. 2002259159). This family of patent applications also includes five pending U.S. applications and five pending foreign applications covering various aspects of the first generation of our online school. Additionally, we have submitted four U.S. applications and 11 corresponding foreign applications directed towards aspects of our basal math and science program, our hybrid learning environment and our methods of foreign language instruction. Finally, on August 14, 2009, we filed seven new U.S. patent applications directed towards the second generation of our online school.

We own the copyright to over 14,000 lessons contained in the courses that make up our proprietary curriculum, including our online lessons and offline learning kits, and we register this growing lesson portfolio with the U.S. Copyright Office as each new course is completed or updated. We own and use the domain names K12 (.com, .org) and K-12 (.com, .net, .org) and we have obtained federal registrations for the trademarks K12 and Unleash the xPotential. In addition, we have applied to the USPTO to register 10 other trademarks.

Students who enroll in the virtual public schools we serve are granted a license to use our software in order to access our learning system. Similarly, virtual public schools are granted a license to use our learning system in order to access SAMS and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to virtual public schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Operations

The offline learning kits that accompany our online lessons are an essential component of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2009, we assembled approximately 8.5 million items into more than 835,000 kits.

Over our eight years of operation, we believe that we have gained significant experience in the fulfillment of offline materials and that this experience provides us with an advantage over many of our current and potential future competitors. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Through our fulfillment partner, we store our inventory, build our learning kits and ship the kits to students. We have invested in systems including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding learning kit. During fiscal year 2009, working with a new fulfillment partner, we successfully redesigned and implemented a new end-to-end warehousing and fulfillment operation to cost-effectively scale as the business grows in scope and complexity.

For many of our virtual public school customers, we attempt to reclaim any materials that are not consumed during the course of the school year. These items, once returned to our fulfillment center, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

Our fulfillment activities are highly seasonal, and are centered around the start of school in August or September. Accordingly, approximately 60% of our annual materials receiving occurs between March and May and approximately 65% of customer item fulfillment and shipping occurs between June and September.

In order to ensure that students in virtual public schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the virtual public school in which they are enrolled. As of June 30, 2009, we had approximately 37,000 personal computers deployed or available for use by students.

Employees

As of June 30, 2008, we had 993 employees including 216 teachers. In addition, there are approximately 1,170 teachers who are employed by virtual schools that we manage under turnkey solution contracts with those schools. No K12 employees are union employees; however, certain virtual public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

REGULATION

We and the virtual public schools that purchase our curriculum and management services are subject to regulation by each of the states in which we operate, including Colorado, Arizona, Idaho, Florida, Wisconsin, Arkansas, Texas, Illinois, Minnesota, Kansas, Utah, Nevada, California, Georgia, Ohio, Pennsylvania, Washington, Oregon, South Carolina, Indiana, Hawaii, Oklahoma, Wyoming and the District of Columbia. The state laws and regulations that directly impact our business are those that authorize or restrict our ability to operate virtual public schools, and those that restrict virtual public school growth and funding. In addition, there are state laws and regulations that are applicable to virtual public schools that indirectly affect our business insofar as they affect these virtual public schools’ ability to operate and receive funding. Finally, to the extent a virtual school obtains federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation.

State Laws Authorizing or Restricting Virtual Public Schools.  The authority to operate a virtual public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual public schools, the schools are able to operate under these statutes. Other states provide for virtual public schools under existing charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual public schools or have requirements that effectively prohibit virtual public schools and, as a result, may require new legislation before virtual public schools can open in the state. According to a June 2009 update of state online learning policies by the International Association for K-12 Online Learning (“iNACOL”), there are 44 states that have either adopted legislation or formal rules or have created programs for the purpose of providing statewide supplemental and/or full-time online learning opportunities. We currently serve virtual schools or school district-led programs in 23 states plus the District of Columbia. iNACOL also identified only six states that do not currently have either a state-led program or significant state-level policies for online education; however, the absence of such conditions has not precluded us from applying to serve, and in certain cases serving, schools in some of those states.

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

State Laws and Regulations Applicable to Virtual Public Schools.  Virtual public schools that purchase our curriculum and management services are often governed and overseen by a non-profit or a local or state education agency, such as an independent charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual schools under detailed service agreements with that governing authority. Virtual public schools are typically funded by state or local governments on a per student basis. A virtual school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

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

Laws and regulations affect many aspects of operating a virtual public school. They can dictate the content and sequence of the curriculum, the requirements to earn a diploma, use of approved textbooks, the length of the school year and the school day, the assessment of student performance, and any accountability requirements. In addition, a virtual public school may be obligated to comply with states’ requirements to offer programs for specific populations, such as students at risk of dropping out of school, gifted and talented students, non-English speaking students, pre-kindergarten students, and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school’s compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials. Additionally, states have various requirements concerning the reporting of extensive student data that may apply to the school. A virtual public school may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

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

There remains uncertainty about the extent to which virtual public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual public schools is relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. Several states have commenced audits, some of which are still pending, to verify enrollment, attendance, fiscal accountability, special education services, and other regulatory issues. While we may believe that a virtual public school we serve is compliant with state law, an agency’s different interpretation of law in a particular state could result in non-compliance, potentially affecting funding.

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

Regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual public school; caps on the total number of students in a virtual school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; mandating teacher: student ratios; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

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

•	Individuals with Disabilities Education Act (IDEA). The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The act provides the student and parents with numerous procedural rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this act are met. The virtual schools could be required to comply with requirements in the act concerning teacher certification and training. We or the virtual public school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we or the virtual public school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided, and payment of the parent’s attorney’s fees.

•	Section 504 of the Rehabilitation Act of 1973. A virtual public school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (Section 504) insofar as the regulations implementing the act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. There are many similarities between the regulatory requirements of Section 504 and the IDEA; however this is a separate law which may require a virtual public school to provide a qualified student with a plan to accommodate his or her disability in the educational setting. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

•	Family Educational Rights and Privacy Act. Virtual public schools are subject to the Family Educational Rights and Privacy Act which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third-party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

•	Communications Decency Act. The Communications Decency Act of 1996 (“CDA”) provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an online school platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet-based collaboration software and we offer certain online community platforms for students and parents. While the CDA affords us with some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

If we fail to comply with other federal laws, including federal civil rights laws not specific to education programs, we could be determined ineligible to receive funds from federal programs or face criminal or civil penalties.

ITEM 1A.	RISK FACTORS

Risks Related to Government Funding and Regulation of Public Education

Most of our revenues depend on per pupil funding amounts remaining near the levels existing at the time we execute service agreements with the virtual public schools we serve. If those funding levels are materially reduced due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the current severe recession in the U.S. that began in 2008. As a result, funding for the virtual public schools we serve may decline. The political process and general economic conditions create a number of risks that could have an adverse affect on our business including the following:

•	legislative proposals can and have resulted in budget or program cuts for public education, including the virtual public schools we serve, and therefore have reduced and could potentially eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual public schools for disparate treatment. For example, in 2009, legislation was introduced in Ohio that would have curtailed for-profit companies from managing charter schools and reduced funding for virtual charter schools by as much as 70 percent. This legislation did not survive a House-Senate conference and funding for the Ohio Virtual Academy was not significantly affected. Other examples include laws that decrease per pupil funding for virtual public schools or alter eligibility and attendance criteria or other funding conditions that could decrease our revenues and limit our ability to grow;

Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the virtual public schools we serve. For example, while budget and funding decisions normally occur on an annual or bi-annual basis, the current economic recession has caused a departure from the normal process in some states. During our fiscal year 2009, several states enacted mid-year funding cuts for public education, affecting the virtual public schools we serve. In addition, we are aware of state budget appropriations involving funding reductions for public education that will affect some of the virtual public schools we serve for the 2009-10 school year.

•	as a public company, we are required to file periodic financial and other disclosure reports with the Securities and Exchange Commission, or the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student academic achievement, may nonetheless be used by opponents of virtual public schools to propose funding reductions; and

•	from time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay or cease payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. Most recently, in 2009 the Pennsylvania Department of Education has withheld monthly payments for the Agora Cyber Charter School for products and services we provided as a subcontractor due to the PDE’s investigation of the Agora Board of Trustees’ compliance with its charter, even though the PDE had no complaints against us.

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

We have been, and will likely continue to be, subject to lawsuits filed against virtual public schools by those who do not share our belief in the value of this form of public education. Legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in Illinois v. Chicago Virtual Charter School, 06 CH 20955 (Cook County) (July 11, 2009), the Chicago Teacher’s Union and other plaintiffs’ claimed that the instructional model of the Chicago Virtual Charter School violated the prohibition against home-based charter schools under Illinois law.. The Court did not agree and dismissed the claims on summary judgment.

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

Statutory language providing for virtual public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year, making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because the enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility in a virtual school. We normally work through these issues and come to an agreement with the regulatory authorities on these details, although from time to time, there are changes to the regulators’ approach to determining the eligibility of virtual school students for funding purposes. Another example may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, which could adversely affect our business, financial condition and results of operations.

The operation of virtual public schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2009, approximately 88% of our revenues were derived from virtual public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual public schools we serve have failed to maintain their authorizing charter, if a virtual public school we serve fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in July 2009, the Pennsylvania Department of Education instituted charter revocation proceedings against the Agora Cyber Charter School based on allegations of charter violations and non-compliance with state charter school and other laws by the independent charter board, even though the PDE had no complaints against us.

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

The virtual public schools we serve began enrolling students in the 2001-02 school year. As a result, we have only a limited operating history upon which you can evaluate our business and prospects. Since our inception, we recorded cumulative net losses totaling approximately $90 million until we achieved profitability in the fiscal year ending June 30, 2006. There can be no assurance that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of student enrollments to sustain our business plan; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of virtual public schools and students to the extent that such demands and preferences change. For example, the current recession in the U.S. economy has led to lower tax revenues and reductions in state educational budgets which may negatively impact a virtual charter school’s offerings and student enrollments. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

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

We have contracts to provide our full range of products and services to virtual public schools in 23 states and the District of Columbia. Several of these contracts are scheduled to expire in any given year. For example, four such contracts are scheduled to expire in fiscal year 2010, and we usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual public schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable then the terms of the original contract. For example, a school in Pennsylvania reduced the term of its contract from five years to three years when renewing its contract in 2006, but when renewing again in 2009, extended the term to 10 years. Similarly, a school in Colorado increased the term of its contract from five years to 10 years upon renewal in 2009. While we have no reason to believe that schools with valid charters will not continue to renew their contracts upon expiration, we recognize that each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expiring during a given year, or if such renewals have significantly less favorable terms than existing contracts, or an underlying charter is revoked or not renewed, our business, financial condition, results of operations and cash flow could be adversely affected.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

In fiscal year 2009, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 28% of our total revenues. If our contracts with any of these virtual public schools are terminated, the charters to operate any of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

If student performance falls, NCLB standards are not achieved, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual public school that we serve, and our business, financial condition and results of operations will be adversely affected.

The success of our business depends on a family’s decision to have their child continue his or her education in a virtual public school that we serve. This decision is based on many factors, including student achievement and parent and student satisfaction. Students may perform significantly below state averages or the virtual school may fail to meet the standards of the No Child Left Behind Act (“NCLB”). Not all of the virtual public schools we serve meet the Adequate Yearly Progress requirements of NCLB, as large numbers of new enrollments from students underperforming in traditional schools can drag down overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve Adequate Yearly Progress. We expect that, as our enrollments increase and the portion of students that have not used our learning system for multiple years increases, the average performance of all students using our learning system may decrease, even if the individual performance of other students improves over time. Moreover, Congress may amend the NCLB statute in ways that positively or negatively impact the schools we serve. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual school teacher does not meet expectations. If a student’s performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school that we serve and our business, financial condition and results of operations will be adversely affected.

We may not be able to effectively address the execution risks associated with our expansion into the virtual high school market. Our failure to do so could substantially harm our growth strategy.

Our continued expansion into virtual high schools presents us with a number of challenges and an evolving array of risks that could affect our financial condition, results of operations and growth strategy. We have recently developed and are continuing to develop new proprietary high school curriculum, and we are currently using third-party platforms and some third-party curriculum in our high school offering. If the quality of our newly developed proprietary curriculum, third-party curriculum or platforms is unsatisfactory, student enrollments could decline. In addition, our inability to scale high school operations or achieve productivity improvements could reduce our operating margins.

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

As we create new products and distribution channels, expand our existing distribution channels and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•	our development of public hybrid schools, which will produce different operational challenges than those we currently encounter. In addition to the online component, hybrid schools may require us to lease facilities for classrooms, staff classrooms with teachers, provide meals, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

•	our further expansion into international markets may require us to conduct our business differently than we do in the United States or in existing countries. For example, we may attempt to establish a traditional brick and mortar school. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also produce different operational, tax and currency challenges than those we currently encounter;

•	our use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting; and

•	our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition, such as what we experienced in 2008 in connection with a limited pilot to outsource essay reviews overseas, which the Company thereafter discontinued.

Our failure to manage these new distribution channels, or any new distribution channels we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

Increasing competition in the market segments that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

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

We may also face direct competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources. As a result, they may be able to devote more resources to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

Our future success will depend in large part on our ability to maintain a competitive position with our curriculum and our technology, as well as our ability to increase capital expenditures to sustain the competitive position of our product and retain our talent base. We cannot assure you that we will have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively.

If demand for increased options in public schooling does not continue or if additional jurisdictions do not authorize or adequately fund virtual public schools, our business, financial condition and results of operations could be adversely affected.

For the 2006-07 school year, we served schools in 17 states. For the 2009-10 school year, we will serve schools in 23 states. If the demand for virtual public schools does not increase, if additional jurisdictions do not authorize new virtual schools or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact the market price of our common stock.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our virtual public schools are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship offline learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher offline learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first quarter of our fiscal year.

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

Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. For example, we have been granted two patents relating to the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests and our lesson progress tracker. Additionally, we are the copyright owner of over 14,000 lessons in the courses comprising our proprietary curriculum and we have registered copyrights or filed copyright applications that cover nearly all of these lessons. Various events outside of our control pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible that we may not be able to sufficiently protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by outside parties, or by our employees intentionally or accidentally, which would cause us to lose the competitive advantage resulting from these trade secrets. Third parties may acquire domain names that are substantially similar to our domain names leading to a decrease in the value of our domain names and trademarks and other proprietary rights.

We may be sued for infringing the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages and could limit our ability or increase our costs to use certain technologies in the future.

Companies in the Internet, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the likelihood that we may be subject to such claims also increases. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

We may be subject to legal liability resulting from the actions of third parties, including independent contractors, business partners, or teachers, which could cause us to incur substantial costs and damage our reputation.

We may be subject, directly or indirectly, to legal claims associated with the actions of or filed by our independent contractors, business partners, or teachers. In the event of accidents or injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for their injuries. Additionally, we could face claims alleging that our independent curriculum contractors or teachers infringed the intellectual property rights of third parties. A liability claim against us or any of our independent contractors, business partners, or teachers could adversely affect our reputation, enrollment and revenues. Even if unsuccessful, such a claim could create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management.

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

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may receive or be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches. Additionally, we run the risk that employees or vendors could illegally disclose confidential educational information.

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

We collect information regarding students during the online enrollment process, and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

•	the Children’s Online Privacy Protection Act, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online companies to collect personal information from children under the age of 13; and

•	the Family Educational Rights and Privacy Act, which imposes parental or student consent requirements for specified disclosures of student information, including online information.

•	The Communications Decency Act, which provides website operators immunity from most claims arising from the publication of third-party content; and

•	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications.

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

We utilize a single logistics vendor for the management, receiving and shipping of all of our offline learning kits and printed educational materials. In addition, we utilize another vendor for the reclamation and redeployment of our student computers. Both of these partnerships depend upon execution on the part of us and the vendors. Any material failure to execute properly for any reason, including damage or disruption to either of the vendor’s facilities would have an adverse effect on our business, financial condition and results of operations.

Substantially all of the inventory for our offline learning kits and printed materials is located in one warehouse facility operated by a third-party logistics vendor which handles receipt, assembly, and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. We contracted with a new materials logistics vendor beginning with the current school year and while the transition has gone smoothly to date, any significant problems with this vendor’s performance would adversely affect our business and results of operations. In addition, we provide computers for a substantial number of our students. Execution failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we have received most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

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

Our primary call center operations are housed in two facilities, one in Virginia and one through a vendor in Kentucky. We have limited call center operations in Arizona and Utah. While we are developing a risk mitigation plan, such a plan may not be able to prevent a significant interruption in the operation of either facility due to natural disasters, accidents, failures of the inventory locator or automated packing and shipping systems we use or other events. Any significant interruption in the operation of either primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

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

Although we do not currently transact a material amount of business in a foreign country, we intend to expand into international markets, which will subject us to additional economic, operational, legal and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

One of our growth strategies is to pursue international opportunities that leverage our current product and service offerings. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures or taxes that may be duplicative of those imposed in the United States, notwithstanding steps taken by the Company to address such matters;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and Treasury regulations; and

•	unexpected changes in regulatory requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are located in approximately 104,000 square feet of office space in Herndon, Virginia. The property is leased until April 2013. The Company leases approximately 49,000 square feet in multiple locations under individual leases that expire between July 2009 and July 2013.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

We are currently involved in two lawsuits related to a charter revocation proceeding brought by the Pennsylvania Department of Education (the “PDE”) against the Agora Cyber Charter School (“Agora”). In 2006, Agora contracted with an education management company, The Cynwyd Group LLC (“Cynwyd”), to operate the school. Cynwyd, in turn, subcontracted with us to provide Agora’s students with our curriculum, as well as our school administrative and technology support services. The PDE charter revocation proceeding is the result of an investigation in which the agency concluded that the Agora Board of Trustees, the school’s independent governing authority, violated its charter by contracting with Cynwyd without the PDE’s approval, and that state funds have been misused to benefit personally Cynwyd’s sole owner, due to her financial and business ties to members of the Agora Board of Trustees. The PDE investigation found no wrongdoing by us. In Re Agora Cyber Charter School, No. 2009-01. In addition, the PDE directed that all funds from school districts with students attending Agora be placed in a state escrow account from which the PDE will approve all payments to Agora and its vendors, including Cynwyd and us.

On June 25, 2009, Agora filed a “Complaint for Accounting” against our subsidiary K12 Pennsylvania L.L.C. in the Chester County Court of Common Pleas, Agora Cyber Charter School v. K12 Pennsylvania L.L.C., No. 2009-07375-CA. The complaint seeks no monetary damages from us, but an order compelling us to account for payments that we may have made outside the state escrow from a bank account that we administer for Agora as part of the K12-Cynwyd agreement. On July 22, 2009, we filed our Preliminary Objections and requested that the Complaint for Accounting be dismissed with prejudice. On June 29, 2009, Cynwyd filed a breach of contract lawsuit against us in the United States District Court for the Eastern District of Pennsylvania, The Cynwyd Group, L.L.C. v. K12 Pennsylvania L.L.C., Civil Action No. 09-2963. Cynwyd asserts that we failed to perform certain school administrative functions specified in the Cynwyd-K12 services agreement, including a failure to remit to Cynwyd management fees of approximately $2 million. Accordingly, Cynwyd claims direct damages of $2 million and unspecified consequential damages. On August 10, 2009, we filed our “Answer to Plaintiff’s Complaint and Counterclaims Against Plaintiff, and Third Party Complaint.” Beyond being subject to instruction from the PDE not to pay the Cynwyd management fee without PDE’s prior approval, we also asserted counterclaims against both Cynwyd and Agora. Those counterclaims include counts for breach of contract and abuse of process, and we seek direct and consequential damages in amounts to be determined at trial. While the two above-mentioned lawsuits against us, individually or combined, are not material to our business, when considered in conjunction with the PDE charter revocation proceeding and other lawsuits by Agora against PDE, our ability to continue to provide our services and curriculum to Agora beyond the 2009-2010 school year depends on how all of these interrelated matters are ultimately resolved. At this time, the cases have just commenced. In addition, some of the fees owed to us for FY 2009 services rendered to Agora have been delayed and remain in the state escrow account pending approval by the PDE. Subsequent to June 30, 2009, PDE released a significant portion of the funds owed to K12. We believe the remaining amount will be received although no timetable has been communicated.

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or “plaintiffs”) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. On June 11, 2009, the Court granted the CVCS’s motion for summary judgment dismissing the case. The plaintiffs elected not to appeal the decision, thus establishing the legal right of CVCS to continue operations and receive state funding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of June 30, 2009:

Name	Age	Position

Ronald J. Packard	46	Chief Executive Officer, Founder and Director
John F. Baule	45	Chief Operating Officer and Chief Financial Officer
Bruce J. Davis	46	Executive Vice President, Worldwide Business Development
George B. Hughes, Jr.	50	Executive Vice President, School Services
Howard D. Polsky	57	Senior Vice President, General Counsel and Secretary
Celia M. Stokes	45	Executive Vice President and Chief Marketing Officer
Howard L. Allentoff	47	Senior Vice President , Human Resources

Ronald J. Packard, Chief Executive Officer, Founder and Director

Ronald J. Packard founded K12 in 2000. Previously, Mr. Packard served as Vice President of Knowledge Universe and he served as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school companies. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the Fairfax Education Foundation Board of Directors. Previously, Mr. Packard served as a director of Academy 123 and Zumbox. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst.

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

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Bruce J. Davis joined us in January 2007, and serves as Executive Vice President Worldwide Business Development. From 2005 until joining us, Mr. Davis was Sr. Vice President of Business Development for Laureate Education Inc. with focus on the Middle East region. From 2003 to 2004 Mr. Davis was a strategic advisor to Discovery Communications where he developed plans for Discovery’s entry into the education video market and the creation of the United Streaming product. From 1994 to 2002 Mr. Davis held various positions with Sylvan Learning Systems including Principal at Sylvan Ventures, Chief Operating Officer of Prometric and Vice President of International Operations. From 1985 to 1991, Mr. Davis was a Manager with Deloitte and Touche’s Information Systems Strategy group where he managed their practice office in Egypt and served clients including USAID, the Department of State, and the Marine Corps. Mr. Davis holds a B.S. in Computer Science from Loyola University and an M.B.A. from Columbia University.

George B. (“Chip”) Hughes, Jr., Executive Vice President, School Services

George B. (“Chip”) Hughes, Jr. joined us in July 2007, and serves as Executive Vice President, School Services. From 1997 until joining us, Mr. Hughes was a co-founder and Managing Director of Blue Capital Management, L.L.C., a middle-market private equity firm. Mr. Hughes previously served as a Partner of

McKinsey & Company, Inc., a global management consulting firm, in McKinsey’s Los Angeles and New Jersey offices, where he was a member of the firm’s Strategy and Health Care practices. Mr. Hughes serves on the National Board and the Executive Committee of Recording for the Blind & Dyslexic, and on the Board of Councilors of the College of Letters, Arts & Sciences at the University of Southern California. Previously he was a member of the Board of Trustees at Big Brothers of Greater Los Angeles and of Big Brothers Big Sisters of Morris, Bergen, and Passaic Counties (New Jersey). Mr. Hughes holds a B.A. in Economics from the University of Southern California and an M.B.A. from Harvard University.

Howard D. Polsky, Senior Vice President, General Counsel and Secretary

Howard D. Polsky joined us in June 2004, and serves as Senior Vice President, General Counsel and Secretary. Mr. Polsky previously held the position of Vice President and General Counsel of Lockheed Martin Global Telecommunications from 2000 to 2002. Prior to its acquisition by Lockheed Martin, Mr. Polsky worked at COMSAT Corporation from 1992 to 2000, initially serving as Vice President and General Counsel of COMSAT’s largest operating division, and subsequently was promoted to the executive management team as Vice President of Federal Policy and Regulation. From 1983 to 1992, Mr. Polsky was a partner at Wiley, Rein & Fielding after being at Kirkland & Ellis from 1979 to 1983. Mr. Polsky started his legal career at the Federal Communications Commission in 1976. Mr. Polsky received a B.A. in Government from Lehigh University, and a J.D. from Indiana University.

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

Howard L. Allentoff, Senior Vice President, Human Resources

Howard L. Allentoff joined us in December 2008 and serves as Senior Vice President, Human Resources. Dr. Allentoff previously was Consultant & President of Strategic People Solutions (SPS) where he assisted companies of all types in both strategic and operational human resources issues. Prior to SPS, Dr. Allentoff worked at Blackboard as the company’s first Vice President of Human Resources. He also worked in other human resources consulting roles as well as in corporate HR environments at Prometric (formerly of Sylvan and Thomson Learning), Ward Machinery and Westinghouse. He holds a B.S. in Psychology from the University of Maryland, College Park as well both M.S. and Ph.D. degrees in Industrial & Organizational Psychology from Auburn University.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (NYSE) under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of September 3, 2009, there were approximately 66 registered holders of common stock.

	High	Low

Quarter ended:
September 30, 2008	$29.47	$20.45
December 31, 2008	28.53	15.13
March 31, 2009	19.46	11.95
June 30, 2009	22.18	13.50

Stock Performance Graph

The graph below matches the cumulative 19-month total return of holders of K12 Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and a customized peer group of seventeen companies. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 13, 2007 and tracks it through June 30, 2009.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and a Peer Group

	12/13/2007	Dec-07	Jan-08	Feb-08	Mar-08	Apr-08	May-08	Jun-08	Jul-08	Aug-08	Sep-08	Oct-08	Nov-08	Dec-08	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09
K12 Inc.	100.00	105.38	93.69	110.47	80.04	103.79	111.45	87.62	102.97	96.01	107.94	111.53	74.34	76.37	65.05	67.66	56.62	71.61	71.28	87.78
Peer Group	100.00	93.41	89.84	76.46	72.09	86.71	88.18	86.66	94.47	93.35	87.17	89.48	91.48	88.47	91.31	82.52	87.90	84.80	82.07	93.75
S&P 500	100.00	98.65	92.62	89.40	88.87	93.09	94.09	86.00	85.15	86.19	78.25	65.09	60.21	60.69	55.49	49.39	53.61	58.64	61.75	61.77
NASDAQ Composite	100.00	99.39	89.56	85.12	85.41	90.42	94.54	85.93	87.15	88.72	78.39	64.49	57.54	59.10	55.33	51.63	57.28	64.35	66.49	68.77
Russell 2000	100.00	99.55	92.70	89.18	89.41	93.08	97.25	89.63	92.86	96.11	88.32	69.86	61.49	64.91	57.64	50.56	54.94	63.36	65.19	66.06

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

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2009, with respect to our equity compensation plans under which Common Stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2009

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,114,258	$14.55	846,807
Equity compensation plans not approved by security holders	—	—	—

Total	4,114,258	$14.55	846,807

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

The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2009, and the selected consolidated balance sheet data as of June 30, 2009 and 2008, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended June 30, 2006 and 2005, and selected consolidated balance sheet data as of June 30, 2007, 2006 and 2005, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The pro forma net income per common share amounts for the years ended June 30, 2008 and June 30, 2007 were derived by eliminating the one-time tax benefit of $27.0 million from the reversal of the deferred tax valuation allowance in 2008 and by giving effect to the automatic conversion of all of our outstanding shares of our preferred stock into common stock immediately prior to the completion of our initial public offering. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2009		2008	2007	2006	2005

Consolidated Statement of Operations Data:
Revenues		$315,573	$226,235	$140,556	$116,902	$85,310
Cost and expenses
Instructional costs and services		196,976	131,282	76,064	64,828	49,130
Selling, administrative, and other operating expenses		86,683	72,393	51,159	41,660	30,031
Product development expenses		9,575	9,550	8,611	8,568	9,410

Total costs and expenses		293,234	213,225	135,834	115,056	88,571

Income (loss) from operations		22,339	13,010	4,722	1,846	(3,261)
Interest expense, net		(982)	(295)	(639)	(488)	(279)

Income (loss) before income tax (expense) benefit and minority interest		21,357	12,715	4,083	1,358	(3,540)
Income tax (expense) benefit		(9,628)	21,058	(218)	—	—

Income (loss) before minority interest		11,729	33,773	3,865	1,358	(3,540)
Minority interest, net of tax		586	—	—	—	—

Net income (loss)		12,315	33,773	3,865	1,358	(3,540)
Dividends on preferred stock		—	(3,066)	(6,378)	(5,851)	(5,261)
Preferred stock accretion		—	(12,193)	(22,353)	(18,697)	(15,947)

Net income (loss) attributable to common stockholders		$12,315	$18,514	$(24,866)	$(23,190)	$(24,748)

Net income (loss) attributable to common stockholders per share:
Basic		$0.43	$1.18	$(12.42)	$(11.73)	$(12.54)
Diluted		$0.42	$1.10	$(12.42)	$(11.73)	$(12.54)
Basic (pro forma)(1)	$	n/a	$0.27	0.18	n/a	n/a
Diluted (pro forma)(1)	$	n/a	$0.26	0.18	n/a	n/a
Weighted average shares used in computing per share amounts:
Basic		28,746,188	15,701,278	2,001,661	1,977,195	1,973,053
Diluted		29,639,974	16,850,909	2,001,661	1,977,195	1,973,053
Basic (pro forma)(1)		n/a	24,989,323	21,881,316	n/a	n/a
Diluted (pro forma)(1)		n/a	26,138,954	21,888,941	n/a	n/a
Other Data:
Net cash (used in) provided by operating activities		$(6,855)	$15,535	$5,563	$3,625	$9,697
Depreciation and amortization		$20,835	$12,568	$7,404	$4,986	$5,509
Stock-based compensation expense		$2,790	$1,464	$218	$—	$—
Capitalized curriculum development costs		$13,931	$11,669	$8,683	$655	$3,787
Capital expenditures(2)		$29,978	$17,211	$13,418	$10,842	$5,133
EBITDA(3)		$43,174	$25,578	$12,126	$6,832	$2,248
Average enrollments(4)		54,962	40,859	27,005	20,220	15,097

	As of June 30,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,461	$71,682	$1,660	$9,475	$19,953
Total assets	240,176	197,324	61,212	48,485	41,968
Total short-term debt	—	—	1,500	—	—
Total long-term obligations	22,402	13,161	7,135	4,025	4,466
Convertible redeemable preferred stock	—	—	229,556	200,825	176,277
Total stockholders’ equity (deficit)	182,286	150,288	(197,807)	(173,451)	(150,299)
Working capital	111,048	97,379	9,730	16,475	23,878

(1)	Pro forma net income per common share eliminates the one-time tax benefit of $27.0 million from the reversal of the deferred tax asset valuation allowance and gives effect to the automatic conversion of all of our outstanding shares of preferred stock into common stock immediately prior to the completion of our initial public offering. Assuming the completion of the offering on June 30, 2007, all of our outstanding shares of preferred stock would convert into 19,879,675 shares of common.

(2)	Capital expenditures consist of the purchase of property and equipment, capitalized software and new capital lease obligations.

(3)	EBITDA consists of net income (loss) minus interest income, plus interest expense, plus income tax expense, plus depreciation and amortization and minus minority interest. Interest income consists primarily of interest earned on short-term investments or cash deposits. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as tax payments.

We believe EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our management uses EBITDA:

•	as a measurement of operating performance because it assists us in comparing our performance on a consistent basis; and

•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.

The following table provides a reconciliation of net income (loss) to EBITDA:

	Year Ended June 30,
	2009	2008	2007	2006	2005

Net income (loss)	$12,315	$33,773	$3,865	$1,358	$(3,540)
Interest expense, net	982	295	639	488	279
Income tax expense (benefit)	9,628	(21,058)	218	—	—
Depreciation and amortization	20,835	12,568	7,404	4,986	5,509
Minority interest	(586)	—	—	—	—

EBITDA	$43,174	$25,578	$12,126	$6,832	$2,248

(4)	To ensure that all schools are reflected in our measure of enrollments, we consider our enrollments as of the end of September to be our opening enrollment level, and the number of students enrolled at the end of May to be our ending enrollment level. To provide comparability, we do not consider enrollment levels for June, July and August as all schools are not open during these months. For each period, average enrollments represent the average of the month end enrollment levels for each month that has transpired between September and the end of the period, up to and including the month of May.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this annual report on form 10-K (Annual Report). The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the year ended June 30, 2009.

•	Key Aspects and Trends of Our Operations — a discussion of items and trends that may impact our business in the upcoming year

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $150 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual schools and other educational applications. From fiscal year 2006 to fiscal year 2009, we increased average enrollments in the virtual public schools we serve from approximately 20,000 students to 55,000 students, representing a compound annual growth rate of approximately 40%. Over the same period, we increased revenues from $116.9 million to $315.6 million, representing a compound annual growth rate of approximately 39%, and increased EBITDA from $6.8 million to $43.2 million, a compound annual growth rate of approximately 85%. Over the same timeframe, we went from a net income of $1.4 million to net income of $12.3 million, and from an operating income of $1.8 million to operating income of $22.3 million.

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

Our proprietary curriculum is currently used primarily by public school students in 23 states and the District of Columbia, including two new states approved for the Fall of 2009. Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted our curriculum in brick and mortar classrooms with promising academic results. We also believe there is additional widespread applicability for our learning system internationally.

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

In September 2001, after 18 months of research and development on our curriculum, we launched our kindergarten through 2nd grade offering. We initially launched our learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We launched additional grades and entered additional states over the past seven years. We have also developed and launched hybrid programs that combine face-to-face time in the classroom with online instruction. For the 2008-09 school year, we operated in 21 states as set forth in the table below. For the 2009-10 school year, we have been approved to operate in Oklahoma and Wyoming bringing the total states were we operate to 23.

The following table sets forth the enrollment, grade level, and new state by school year:

	Approximate
	Total
School Year	Enrollment	Grades Offered	New States

SY 2001 - 2002	900	K - 2nd	Colorado, Pennsylvania,

SY 2002 - 2003	5,900	K - 5th	Arkansas, California, Idaho, Minnesota, Ohio

SY 2003 - 2004	11,200	K - 7th	Arizona, Florida, Utah, Wisconsin

SY 2004 - 2005	15,100	K - 8th	Kansas

SY 2005 - 2006	20,200	K - 9th	Texas

SY 2006 - 2007	27,000	K - 10th	Illinois, Washington,

SY 2007 - 2008	40,800	K - 12th	Georgia, Nevada

SY 2008 - 2009	55,000	K - 12th	Hawaii, Indiana, Oregon, South Carolina

In October 2007, we acquired all of the stock of Power-Glide, a provider of online language courseware, for $4.1 million in shares of common stock and the assumption of liabilities. We use these courses in our virtual public schools and believe they have wide applicability in online learning.

In December 2007, we completed an initial public offering (IPO) of our common stock in which we sold and issued 4,450,000 shares of our common stock, at an issue price of $18.00 per share. We raised a total of

$80.1 million in gross proceeds from the IPO, or approximately $71.0 million in net proceeds after deducting underwriting discounts, commissions, and other offering costs of $9.1 million. Concurrently with the closing of the IPO and at the initial public offering price, we sold shares of common stock for an aggregate purchase price of $15.0 million to a non-U.S. person, in a private placement transaction outside the United States in reliance upon Regulation S under the Securities Act. This non-U.S. person is affiliated with our Middle East joint venture partner.

In January 2008, we launched the K12 International Academy, an accredited, online private school which serves students in the U.S. and throughout the world. In August 2008, we established a joint venture with a Middle East partner. The purpose of the joint venture is to develop and manage the distribution of our learning system in the Gulf Cooperating Countries. The K12 International Academy has a branch facility in Dubai, operated under this joint venture. Our investment into this joint venture consists of $1 million in cash and contributed assets in return for a 66.7% ownership interest. Our Middle East partner contributed $5 million in cash in return for a 33.3% ownership interest.

We believe we have significant growth potential. Therefore, over the last four years, we have put a great deal of effort into developing the infrastructure necessary to scale our business. We further enhanced our logistics and technological infrastructure and implemented sophisticated financial systems to allow us to more effectively operate a large and growing company.

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

In fiscal year 2009, we continued our annual enrollment growth by 34.5%, adding 14,103 students to total average fiscal year 2008 enrollments of 40,859. We did this by a process that combines replacing students who have withdrawn and adding new enrollments to attain our rate of growth. We continually evaluate our trends in revenues by monitoring the number of enrollments in total, by state, by school and by grade, assessing the impact of changes in funding levels and the pricing of our curriculum and educational services. We track enrollments throughout the year, as students enroll and withdraw. We also provide our courses for use in a traditional classroom setting and we sell our courses directly to consumers. Our classroom course revenues are generally for single courses. Consumers typically purchase from one to six courses in a year, however, we do not monitor the progress of these students. Our K 12 International Academy can enroll students on a full or part-time basis. While we believe this offering has significant long-term opportunity, we anticipate the level of revenues and enrollments will be immaterial for FY 2010. Therefore, we do not include classroom, consumer or international academy students in our enrollment totals.

We closely monitor the financial performance of the virtual public schools to which we provide turnkey management services. Under the contracts with these schools, we take responsibility for any operating deficits that they may incur in a given school year. These operating deficits represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include our charges to the schools. These operating deficits may result from a combination of cost increases or funding reductions attributable to the following: 1) costs associated with new schools including the initial hiring of teachers, administrators and the establishment of school infrastructure; 2) school requirements to establish contingency reserves; 3) one-time costs such as a legal claim; 4) funding reductions due to the inability to qualify specific students for funding; and 5) regulatory or academic performance thresholds which may restrict the ability of a school to fund all expenses. In these cases, because a deficit may impair our ability to collect our invoices in full, we reduce revenues by the sum of these deficits. These deficits and the related reduction to revenues have grown substantially faster than overall revenue growth. We expect these deficits to continue to grow faster than overall revenue growth as we expand into new states, continue investment in educational programs, and incur the higher costs associated with our high school offering.

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

The percentage of enrollments associated with turnkey management service schools, or managed schools, was 85% for the year ended June 30, 2009 as compared to 82% for the year ended June 30, 2008. This increase was primarily attributable to the enrollments at new schools in South Carolina, Hawaii, Oregon, and Indiana as well as enrollment growth in existing managed schools. Changes in the mix of enrollments associated with turnkey management services compared with limited management services may change the average revenues per enrollment and accordingly impact total revenues. As we renew our existing management contracts, the extent of the management services we provide may change. Our turnkey management contracts have terms from three to ten years. We are providing turnkey management services to new schools in Oklahoma and Wyoming in 2010. We have also added several contracts to provide only our curriculum and limited services to individual school districts. Consequently, we anticipate that the percentage of enrollments associated with turnkey management services will remain relatively stable for fiscal year 2010 as compared to the prior year. Considered in isolation, this would cause average revenues per enrollment to be relatively stable in fiscal year 2010 as compared to fiscal year 2009.

In fiscal year 2009, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 28% of our total revenues. We provide our full turnkey management solution pursuant to our contract with the Ohio Virtual Academy, which terminates June 30, 2017. We provide our full turnkey solution to the Agora Cyber Charter School, pursuant to a contract with the Cynwyd Group which expires June 30, 2016. Each of the contracts with these schools provides for termination of the agreement if the school ceases to hold a valid and effective charter from the charter-issuing authority in their respective states or if there is a material reduction in the per enrollment funding level. The annual revenues generated under each of these contracts represent a material portion of our total revenues in fiscal year 2009 and we expect this to continue in fiscal year 2010. In July 2009, the Pennsylvania Department of Education initiated a charter revocation proceeding against Agora, but Agora will continue to operate in the 2009-10 school year during the pendency of that proceeding. See also Item 3, Legal Proceedings.

Our annual growth in revenues will also be impacted by changes in state or district per enrollment funding levels. These funding levels are typically established on an annual basis, are usually consistent from grade to grade, and generally increase at modest levels from year to year. Funding levels are generally set by the relevant state’s budgetary process. While this normally occurs on an annual or bi-annual basis, the current economic recession has caused a departure from the normal process in some states. During our fiscal year 2009, several states enacted mid-year funding cuts for public education, affecting the virtual public schools we serve. In addition, we are aware of legislation involving funding reductions for public education for the 2009-10 school year that will affect many of the virtual public schools we serve. In conjunction with this, states are now submitting applications for federal education funds under the American Recovery and Reinvestment Act of 2009 (“Stimulus Package”), which provides significant allocations designed to alleviate reductions in critical spending on education. There may be mid-year funding cuts to public education for the 2009-10 school year. Funding changes are difficult to predict. While we believe that we have the flexibility to reduce spending to offset the impact of funding reductions, we cannot be certain that we will be able to fully mitigate the impact of the reductions on our results of operations and cash flows.

We evaluate the pricing of our curriculum and educational services annually against market benchmarks and conditions and change them as we deem appropriate. We do not expect our price changes to have a significant impact on revenues as they are encompassed within changes in per enrollment funding levels.

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

As a percentage of revenues, instructional costs and services expenses increased for the year ended June 30, 2009, as compared to the year ended June 30, 2008 due to an increase in enrollments associated with managed schools compared with non-managed schools. Managed school enrollments have higher costs as a percentage of revenues due to the high level of support services provided to the school. Also contributing to the increase was the rapid growth in high school enrollments relative to total enrollments. Notably, the high school instructional model includes teacher and administrative support costs on a per student basis that are higher than those of K-8 students. In addition, incremental freight charges due to expedited student materials shipments and fuel surcharges, partially offset by reduced costs of student materials and computers, contributed to the increase as well as start-up costs associated with the commencement of school operations in four new states and two existing states. Reflecting the impact of these items, instructional costs and services expenses increased to 62.4% of revenues for the year ended June 30, 2009 compared with 58.0% for the year ended June 30, 2008.

In the near term, we expect high school enrollments to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenues compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services including college placement, SAT preparation and guidance counseling; and (vi) use of third-party courses to augment our proprietary curriculum. Over time, we anticipate offsetting these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, leveraging our school infrastructure and obtaining purchasing economies of scale.

We have deployed and are continuing to develop new delivery models, including a hybrid model, where students receive both face-to-face and online instruction. These models necessitate additional costs including facilities related costs and additional administrative support, which are generally not required to operate typical virtual public schools. In addition, development costs may include instructional research and curriculum development. As a result, instructional costs as a percentage of revenues may be higher than our kindergarten through eighth grade offering. In addition, we are pursuing expansion into new states. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a virtual public school, which may result in increased instructional costs as a percentage of revenues.

Selling, Administrative and Other Operating Expenses

Selling, administrative and other operating expenses include the salaries, benefits and related costs of employees engaged in business development, sales and marketing, and administrative functions. In addition, we include rent expense for our corporate headquarters and stock compensation expense. We measure and track selling, administrative and other operating expenses as a percentage of revenues to track performance and efficiency of these areas. In addition, we track measures of sales and marketing efficiency including the number of new enrollment prospects for virtual public schools and our ability to convert these prospects into enrollments. We also track various operating, call center and information technology statistics as indicators of operating efficiency and customer service. From fiscal year 2005 through fiscal year 2007, our selling, administrative and other operating expenses as a percentage of revenues remained relatively stable as we significantly increased our marketing and selling expenses and expanded our management team and administrative staff over this period. For fiscal years 2009 and 2008, our selling, administrative and other operating expenses as a percentage of revenues were 27.5% and 32.0% respectively, a decrease of 4.5% and 4.4% respectively, as compared to the prior year. This decline is attributable to our ability to support growth in revenues and enrollments without a corresponding increase in management and administrative expenses. This was offset by growth in marketing and student recruitment expenses at rates in excess of revenue growth. We expect to gradually gain more leverage on our corporate overhead and selling resources and expect our selling, administrative and other operating expenses to decline over time as a percentage of revenues.

Product Development Expenses

Product development expenses include research and development costs and overhead costs associated with the management of projects to develop curriculum and internal systems. In addition, product development expenses include the amortization of internal systems and any impairment charges. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization to evaluate our workforce efficiency. We plan to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, world language courses, new releases of existing courses and to upgrade our content management system and our OLS. We capitalize most of the costs incurred to develop our curriculum and software, beginning with application development, through production and testing.

We account for impairment of capitalized curriculum development costs in accordance with Statement of Financial Accounting Standard No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived

Assets. See “Critical Accounting Policies and Estimates”. We recorded impairment charges on capitalized curriculum of $0.3 million for the year ended June 30, 2009. There were no impairment charges for the years ended June 30, 2008 and 2007.

Other Factors That May Affect Comparability

Public Company Expenses.  Upon the completion of our initial public offering, we became a public company, and our shares of common stock are publicly traded on the NYSE under the symbol “LRN”. As a result, we comply with new laws, regulations and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, other applicable SEC regulations and the requirements of the NYSE. Compliance with the requirements of being a public company require us to increase our general and administrative expenses in order to pay our employees, legal counsel and independent registered public accountants to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, as a public company, it is more expensive for us to obtain directors and officers liability insurance.

Stock Option Expense.  The adoption of Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), requires that we recognize an expense for stock options granted beginning July 1, 2006. We incurred approximately $2.8 million and $1.5 million in stock compensation expense for the years ended June 30, 2009 and 2008, respectively. We expect stock option expense to increase in the future as we grant additional stock options.

Income Tax Benefits Resulting from Decrease of Valuation Allowance.  In the period from our inception through fiscal year 2005, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes. However, in each of the three years ending June 30, 2008, we have generated increasing enrollments, revenue and operating profit. As a result, in fiscal year 2008, we determined it was more likely than not that substantially all of our net deferred tax asset would be utilized. For the year ended June 30, 2008, we recognized a net income tax benefit of $21.1 million. This reflects the net effect of a $27.0 million tax benefit from the reversal of the valuation allowance on net deferred tax assets and an income tax expense of $5.9 million, or 46.6% of pretax income. Income tax expense for the year ended June 30, 2009 was $9.6 million, or 45.0% of pretax income.

Public Funding and Regulation.  Our public school customers are financed with federal, state and local government funding. Budget appropriations for education at all levels of government are determined through a political process and impacted by general economic conditions, and, as a result, our revenues may be affected by changes in appropriations. Decreases in funding could result in an adverse affect on our financial condition, results of operations and cash flows.

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

We also generate a small percentage of our revenues through the sale of our online courses and offline learning kits directly to consumers. Online course sales are generally month to month subscriptions or for periods of 12 months and customers have the option of paying a discounted amount in full upfront or paying in monthly installments. Payments are generally made with charge cards. For those customers electing to pay these subscription fees in their entirety upfront, we record the payment as deferred revenue and amortize the revenues over the life of the subscription. For customers paying monthly, we recognize these payments as revenues in the month earned. Revenues for offline learning kits are recognized when shipped. Within 30 days of enrollment, customers can receive a full refund, however customers terminating after 30 days will receive a pro rata refund for the unused portion of their subscription less a termination fee. Historically, the impact of refunds has been immaterial. We currently generate revenues from K12 International Academy, although the amounts are immaterial. These revenues are recognized based upon the products or services provided as described above.

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

We capitalize software development costs incurred during the development stage of these applications in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These capitalized development costs are included in property and equipment and are generally amortized over three years.

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

Accounting for Stock-based Compensation

Effective July 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the prospective transition method, which requires us to apply the provisions of SFAS No. 123R only to awards granted, modified, repurchased or cancelled after the effective date. Under this transition method, stock based compensation expense recognized beginning July 1, 2006 is based on the fair value of stock awards as of the grant date. As we had used the minimum value method for valuing its stock options under the disclosure requirements of SFAS No. 123, all options granted prior to July 1, 2006 continue to be accounted for under APB No. 25.

We use the Black-Scholes option pricing model method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, we, where appropriate, utilize a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option.

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

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

From inception through fiscal year 2005, we had generated significant losses. However, in the three years ending June 30, 2008 we generated increasing operating profit. In addition, our revenues are dependent upon the number of student enrollments. During the recruiting season for fall 2008, we received enrollment applications that would provide for additional growth for fiscal year 2009. When considering this positive evidence of future profitability, we believed that our recent history of generating positive pre-tax income is sustainable and is expected to continue to grow as a result of the increasing revenues primarily from virtual public schools. Consequently, as we believed that it is more likely than not that we would be able to utilize substantially all of our net deferred tax asset, we reversed approximately $27.0 million of the valuation allowance on our net deferred tax asset for the year ended June 30, 2008.

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

As of June 30, 2009, we had federal net operating loss carryforwards of $68.3 million that expire between 2020 and 2029 if unused. We maintain a valuation allowance on net deferred tax assets of $0.7 million as of June 30, 2009 related to state income taxes as we believe it is more likely than not that we will not be able to utilize these deferred tax assets. During 2008, we changed our tax treatment of certain capitalized costs which resulted in an increase in its net operating loss carryforwards. Due to these net operating loss carryforwards, we do not expect to pay federal income taxes in the next twelve months.

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

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. We have elected to perform our annual assessment on May 31st. For the year ended June 30, 2009, 2008, and 2007 no impairment to goodwill was recorded.

Consolidation of Minority Interest

Our consolidated financial statements reflect the results of operations of our Middle East joint venture. Earnings or losses attributable to our partner are classified as “minority interest” in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the after-

tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Year Ended June 30,
	2009	2008	2007

Total enrollments	54,962	40,859	27,005

Managed Enrollments as a percentage of total enrollments	85.4%	82.0%	76.9%

High School enrollments as a percentage of total enrollments	18.5%	13.5%	8.7%

The following table sets forth statements of operations data for each of the periods indicated:

	Year Ended June 30,
	2009	2008	2007

Revenues	$315,573	$226,235	$140,556

Cost and expenses
Instructional costs and services	196,976	131,282	76,064
Selling, administrative, and other operating expenses	86,683	72,393	51,159
Product development expenses	9,575	9,550	8,611

Total costs and expenses	293,234	213,225	135,834

Income from operations	22,339	13,010	4,722
Interest expense, net	(982)	(295)	(639)

Income before income tax (expense) benefit and minority interest	21,357	12,715	4,083
Income tax benefit (expense)	(9,628)	21,058	(218)

Income before minority interest	11,729	33,773	3,865
Minority interest, net of tax	586	—	—

Net income	$12,315	$33,773	$3,865

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenues for the periods indicated:

	Year Ended June 30,
	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	62.4	58.0	54.1
Selling, administrative, and other operating expenses	27.5	32.0	36.4
Product development expenses	3.0	4.2	6.1

Total costs and expenses	92.9	94.2	96.6

Income from operations	7.1	5.8	3.4
Interest expense, net	(0.3)	(0.1)	(0.5)

Income before income tax (expense) benefit and minority interest	6.8	5.7	2.9
Income tax benefit (expense)	(3.1)	9.3	(0.2)

Income before minority interest	3.7	15.0	2.7
Minority interest, net of tax	0.2	0.0	0.0

Net income	3.9%	15.0%	2.7%

Comparison of Years Ended June 30, 2009 and 2008

Revenues.  Our revenues for the year ended June 30, 2009 were $315.6 million, representing an increase of $89.3 million, or 39.5%, as compared to revenues of $226.2 million for the year ended June 30, 2008. Average enrollments increased 34.5% to 54,962 for the year ended June 30, 2009 from 40,859 for the same period prior year. The increase in average enrollments was primarily attributable to 29.9% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.6% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.4% to enrollment growth. High school enrollments increased 84.0% and constituted approximately 18.5% of our enrollments for the year ended June 30, 2009 as compared to 13.5% for the same period in the prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.4% for the year ended June 30, 2009 from 82.0% for the year ended June 30, 2008.

Instructional Costs and Services Expenses.  Instructional costs and services expenses for the year ended June 30, 2009 were $197.0 million, representing an increase of $65.7 million, or 50.0% as compared to instructional costs and services of $131.3 million for the year ended June 30, 2008. This increase was primarily attributable to a $47.9 million increase in expenses to operate and manage the schools and a $17.8 million increase in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs increased to 62.4% for the year ended June 30, 2009, as compared to 58.0% for the year ended June 30, 2008. This increase as a percentage of revenues is primarily attributable to four factors: 1) an increase in the percentage of managed school enrollments relative to total enrollments from 82.0% to 85.4%. Managed school enrollments generate more revenue than those associated with non-managed schools, but have higher instructional costs as a percentage of revenues; 2) an increase in the percentage of high school enrollments relative to total enrollments from 13.5% to 18.5%. High school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs; 3) incremental freight charges due to expedited student materials shipments and fuel surcharges, partially offset by reduced costs of student materials and computers; and 4) start-up costs associated with the commencement of school operations in four new states and two new schools in existing states.

Selling, Administrative, and Other Operating Expenses.  Selling, administrative, and other operating expenses for year ended June 30, 2009 were $86.7 million, representing an increase of $14.3 million, or 19.7%, as compared to selling, administrative and other operating expenses of $72.4 million for the year ended June 30, 2008. This increase is primarily attributable to a $6.2 million increase in student recruiting costs, a $1.6 million increase in professional services, and a $6.5 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 27.5% for the year ended June 30, 2009 as compared to 32.0% for the year ended June 30, 2008 primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product Development Expenses.  Product development expenses for the years ended June 30, 2009 and 2008 were $9.6 million. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. As a percentage of revenues, product development expenses decreased to 3.0% for the year ended June 30, 2009 as compared to 4.2% for the year ended June 30, 2008 as we were able to leverage these costs over a larger revenue base.

Net Interest Expense.  Net interest expense for the year ended June 30, 2009 was $1.0 million, as compared to net interest expense of $0.3 million for the year ended June 30, 2008. The increase is due to growth in our capital lease obligations partially offset by reduced borrowings under our revolving line of credit. In addition, although our average cash balances were higher for the year ended June 30, 2009, the significant decline in interest rates resulted in lower interest income.

Income Taxes.  Income tax expense for the year ended June 30, 2009 was $9.6 million, or 45.0% of income before income taxes, as compared to an income tax benefit of $21.1 million for the year ended June 30, 2008. The income tax benefit for the year ended June 30, 2008 reflects a $27.0 million tax benefit as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved in prior periods. Had that reversal not occurred, we would have recorded an income tax expense of $5.9 million, or 46.6% of income before income taxes for the year ended June 30, 2008.

Minority Interest.  Minority interest for the year ended June 30, 2009 was $0.6 million, reflecting losses attributable to shareholders in our joint venture. There was no minority interest for the year ended June 30, 2008.

Net Income.  Net income was $12.3 million for the year ended June 30, 2009, compared to net income of $33.8 million for the year ended June 30, 2008, a decrease of $21.5 million. Excluding the $27.0 million income tax benefit in fiscal year 2008, net income as a percentage of revenues increased to 3.9% for the year ended June 30, 2009, as compared to 3.0% for the year ended June 30, 2008, as a result of the factors discussed above.

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

	Three Months Ended
	Jun 30,	March 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2009	2009	2008	2008	2008	2008	2007	2007

Total Enrollments	52,563	56,022	55,076	56,233	40,033	42,048	40,675	39,493

Enrollments associated with managed schools as a percentage of total enrollments	85.1%	85.7%	85.3%	85.4%	82.3%	82.6%	81.5%	80.8%

High School enrollments as a percentage of total enrollments	16.9%	18.6%	18.6%	20.9%	12.8%	13.8%	13.5%	14.5%

	Three Months Ended
	Jun 30,	March 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2009	2009	2008	2008	2008	2008	2007	2007

Revenues	$72,166	$77,164	$77,618	$88,625	$56,475	$56,016	$54,391	$59,353

Cost and expenses
Instructional costs and services	44,375	47,868	50,312	54,421	32,462	32,062	31,980	34,778
Selling, administrative, and other	25,494	19,467	18,887	22,835	22,712	17,032	16,610	16,039
Product development expenses	2,560	2,415	2,405	2,195	2,021	2,542	2,460	2,527

Total costs and expenses	72,429	69,750	71,604	79,451	57,195	51,636	51,050	53,344

Income (loss) from operations	(263)	7,414	6,014	9,174	(720)	4,380	3,341	6,009
Interest (expense) income, net	(464)	(361)	(264)	107	88	309	(388)	(304)

Income (loss) before income taxes and minority interest	(727)	7,053	5,750	9,281	(632)	4,689	2,953	5,705
Income tax benefit (expense)	13	(3,490)	(2,365)	(3,786)	17,735	(2,229)	(1,565)	7,117

Income (loss) before minority interest	(714)	3,563	3,385	5,495	17,103	2,460	1,388	12,822
Minority interest , net of tax	48	(16)	135	419	—	—	—	—

Net income (loss)	$(666)	$3,547	$3,520	$5,914	$17,103	$2,460	$1,388	$12,822

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	Jun 30,	March 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2009	2009	2008	2008	2008	2008	2007	2007

Revenues	100%	100%	100%	100%	100%	100%	100%	100%

Cost and expenses
Instructional costs and services	61.5	62.1	64.8	61.4	57.5	57.2	58.8	58.6
Selling, administrative, and other	35.3	25.2	24.4	25.7	40.2	30.4	30.5	27.0
Product development expenses	3.6	3.1	3.1	2.5	3.6	4.6	4.5	4.3

Total costs and expenses	100.4	90.4	92.3	89.6	101.3	92.2	93.8	89.9

Income (loss) from operations	(0.4)	9.6	7.7	10.4	(1.3)	7.8	6.2	10.1
Interest (expense) income, net	(0.6)	(0.5)	(0.3)	0.1	0.2	0.6	(0.7)	(0.5)

Income (loss) before income taxes and minority interest	(1.0)	9.1	7.4	10.5	(1.1)	8.4	5.5	9.6
Income tax benefit (expense)	0.0	(4.5)	(3.1)	(4.3)	31.4	(4.0)	(2.9)	12.0

Income (loss) before minority interest	(1.0)	4.6	4.3	6.2	30.3	4.4	2.6	21.6
Minority interest, net of tax	0.1	0.0	0.2	0.5	0.0	0.0	0.0	0.0

Net income (loss)	(0.9)%	4.6%	4.5%	6.7%	30.3%	4.4%	2.6%	21.6%

Discussion of Quarterly Results of Operations

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months the virtual public schools we serve are fully operational and serving students in a fiscal quarter. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year typically begins in August or September, our first fiscal quarter, and finishes in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters reflect fewer than three months of full school operations when compared to the second and third fiscal quarters.

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

Discussion of Seasonality of Financial Condition

Certain accounts in our balance sheet are subject to seasonal fluctuations. As our enrollments and revenues grow, we expect these seasonal trends to be amplified. The bulk of our materials are shipped to students prior to the beginning of the school year, usually in July or August. In order to prepare for the upcoming school year, we generally build up inventories during the fourth quarter of our fiscal year. Therefore, inventories tend to be at the highest levels at the end of our fiscal year. In the first quarter of our fiscal year, inventories tend to decline significantly as materials are shipped to students. We generally have payment terms with our inventory suppliers, therefore the fourth quarter purchases of inventory typically will increase accounts payable, however this may be partially offset by occasional use of early payment discounts.

Accounts receivable balances tend to be at the highest levels in the first quarter of our fiscal year as we begin billing for all enrolled students and our billing arrangements include upfront fees for many of the elements of our offering. These upfront fees result in seasonal fluctuations to our deferred revenue balances. In a few cases, virtual public schools may have funds to pay these invoices in a timely manner and this provides us with liquidity. Generally, deferred revenue has not been a significant source of funds to us since most schools receive their funding over the course of the year and pay their invoices in a corresponding manner. Since the upfront fees are charged to the schools at the time of enrollment, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since the deferred revenue is amortized over the course of the school year, which ends in June, the balance would be at its lowest at the end of our fiscal year.

The deferred revenue related to our direct-to-consumer business results from advance payments for twelve month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold. Year end balances in deferred revenue are primarily related to the direct-to-consumer sales. Billings related to the direct-to-consumer sales are small relative to those of public virtual schools; however, they do represent a source of liquidity.

Liquidity and Capital Resources

We financed our operating activities and capital expenditures during the twelve months ended June 30, 2009 primarily through the use of cash on hand and capital lease financing. As of June 30, 2009, 2008 and 2007, we had cash and cash equivalents of $49.5 million, $71.7 million and $1.7 million, respectively.

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

Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a minimum net worth (as defined in the credit agreement) and maximum debt leverage ratios. These covenants are subject to certain qualifications and exceptions. Through June 30, 2009, we were in compliance with these covenants.

As of June 30, 2009, no borrowings were outstanding on the working capital line of credit and approximately $2.3 million was outstanding for letters of credit. On October 5, 2007, we amended the Credit Agreement to increase the borrowing limit from $15 million to $20 million under substantially the same terms. This agreement expires on December 20, 2009. In September 2009, the Credit Agreement with PNC bank, which expires in December 2009, was renewed for an additional three-year period expiring in December 2012. The Credit Agreement was renewed under substantially the same terms and increased the borrowing limit to $35 million.

One of our subsidiaries has an equipment lease line of credit for new purchases with Hewlett-Packard Financial Services Company that expires on April 30, 2010 for new purchases on the line of credit. The interest rate on new borrowings under the equipment lease line is set quarterly. The rate on new borrowings for the three months ending October 31, 2009 is approximately 4.96%. For the year ended June 30, 2009, we borrowed $15.1 million to finance the purchase of student computers and related equipment at an interest rate of approximately 6.4%. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

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

A substantial portion of our revenues are generated through our contractual arrangements with virtual public schools. The virtual public schools are generally funded on a per student basis by their state and local governments and the timing of funding varies by state. The amount of funding is dependent upon per enrollment funding levels for the state and school enrollment. The current economic recession has impacted funding levels. We are aware of funding reductions for public education for the 2009-10 school year that will affect many of the virtual public schools we serve. In conjunction with this, states are now submitting applications for federal education funds under the Stimulus Package, which provides significant allocations designed to alleviate reductions in critical spending on education. In addition, there were mid-year funding cuts to public education during fiscal year 2009 and there may be mid-year reductions for fiscal year 2010 that affect our results of operations and cash flows. Funding receipts by an individual school may vary over the year and may be in arrears. On rare occasions, we have experienced delayed payments. Because our receivables represent obligations indirectly due from governments, we have not historically had an issue with non-payment and believe the risk of non-payment is minimal although we cannot guarantee this will continue.

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

Operating Activities

Net cash used in operating activities for the year ended June 30, 2009 was $6.9 million as compared to net cash provided by operating activities for the year ended June 30, 2008 and 2007 of $15.5 million and $5.6 million, respectively.

The decrease in 2009 of $22.4 million in cash from operating activities was primarily due to a $11.4 million decrease in accounts payable, a $6.7 million increase in the amount of cash used to finance accounts receivable, a $4.3 million increase in the change in inventories, a $5.6 million increase in the use of cash for accrued compensation and benefits, a $7.0 million adjustment for the excess tax benefit from stock compensation expense, a decrease in net income of $21.5 million and a $6.8 million increase in the change of prepaid expenses, deposits and other assets. The decrease in accounts payable was primarily due to an earlier inventory purchasing cycle and utilization of early payment discounts. The increase in accounts receivable was primarily due to growth in revenues and the timing of customer receipts including delayed receipts from Agora. These amounts were partially offset by a $30.7 million change in adjustments for deferred income taxes, a $8.3 million increase in depreciation and amortization, a $0.5 million increase in the change in deferred revenues, and a $1.1 million increase in the change in accrued liabilities.

Net cash provided by operating activities for the year ended June 30, 2008 was $15.5 million, as compared to $5.6 million for the year ended June 30, 2007. This increase was primarily due to a $29.9 million increase in net income, a $5.2 million increase in depreciation and amortization, a $6.8 million increase in accounts payable, and a $2.7 million increase in accrued compensation and benefits. The increase in accounts payable was primarily attributable amounts due on fourth quarter purchases of inventory and marketing activities. This was partially offset by a $21.1 million increase in deferred income taxes, a $11.4 million increase in accounts receivable, due to the growth in revenues and the timing of customer receipts, and a $4.5 million increase in inventories acquired in anticipation of the fall enrollment season.

Investing Activities

Net cash used in investing activities for the year ended 2009, 2008 and 2007 was $30.4 million, $18.5 million and $11.7 million, respectively.

Purchases of property and equipment for the fiscal year ended 2009, 2008 and 2007 were $13.9 million, $6.5 million and $5.4 million, respectively. In fiscal year 2009, we also deposited $2.5 million in escrow for the benefit of a virtual public school we serve. This deposit is classified as restricted cash on our consolidated balance sheet. In fiscal year 2009, 2008 and 2007, we also financed, with capital leases, purchases of property and equipment and student computers of $16.0 million, $10.6 million and $8.1 million, respectively. Capitalized curriculum for the fiscal year ended 2009, 2008 and 2007 were $13.9 million, $11.7 million and $8.7 million, respectively. The fiscal year 2008 amount includes the purchase of a perpetual license of curriculum for $3.0 million.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2009 and 2008 was $15.0 million and $73.0 million, respectively. Net cash used in financing activities for the year ended June 30, 2007 was $1.7 million.

For the year ended June 30, 2009, net cash provided by financing activities primarily consists of the proceeds from the exercise of stock options of $9.8 million, proceeds received from the minority interest contribution of $5.0 million, proceeds from notes payable of $3.1 million, and the excess tax benefit from stock compensation expense of $7.0 million. These amounts were partially offset by payments on capital leases and notes payable totaling $9.9 million. As of June 30, 2009, there were no borrowings outstanding on our $20 million line of credit.

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

Net cash used in financing activities for the year ended June 30, 2007 was $1.7 million. This was primarily due to payment on a related party note payable of $4.0 million and repayments of capital lease obligations of $1.4 million. This was offset by a bank overdraft of $1.6 million, and net borrowings from our revolving credit facility of $1.5 million.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2009:

	For Years Ended June 30,
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)

Contractual Obligations at June 30, 2009
Capital leases(1)	$20,847	$11,232	$7,391	$2,224	$—	$—	$—
Operating leases	31,968	3,619	3,722	3,720	3,655	3,421	13,831
Long-term obligations(1)	3,157	1,148	1,339	670	—	—	—

Total	$55,972	$15,999	$12,452	$6,614	$3,655	$3,421	$13,831

(1)	Includes interest expense.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141.

The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially delays the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends Statement 157 to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Accordingly, we have adopted the provisions of FAS 157-4 and the adoption has not had a material affect on our consolidated financial statements.

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

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective for year-ends beginning after December 15, 2008. We are currently evaluating the impact that the adoption of EITF 07-05 will have on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, we have adopted the provisions of SFAS 165 and the adoption has not had a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for us on July 1, 2010. We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on July 1, 2010. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). With the issuance of SFAS 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for our first quarter of 2010. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings. However, as the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At June 30, 2009 and June 30, 2008, we had cash and cash equivalents totaling $49.5 million and $71.7 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2009, fluctuations in interest rates would not have a material impact on our interest expense.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2009. In connection with audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Bethesda, Maryland
September 11, 2009

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$49,461	$71,682
Restricted cash and cash equivalents	2,500	—
Accounts receivable, net of allowance of $1,555 and $1,458 at June 30, 2009 and June 30, 2008, respectively	52,532	30,630
Inventories, net	32,052	20,672
Current portion of deferred tax asset	3,888	8,344
Prepaid expenses	7,810	3,648
Other current assets	3,454	1,158

Total current assets	151,697	136,134
Property and equipment, net	37,860	24,536
Capitalized curriculum development costs, net	31,649	21,366
Deferred tax asset, net of current portion	14,619	12,749
Goodwill	1,825	1,754
Deposits and other assets	2,526	785

Total assets	$240,176	$197,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,366	$14,388
Accrued liabilities	7,329	4,684
Accrued compensation and benefits	8,291	10,049
Deferred revenue	3,389	3,114
Current portion of capital lease obligations	10,240	6,107
Current portion of notes payable	1,034	413

Total current liabilities	40,649	38,755
Deferred rent, net of current portion	1,699	1,640
Capital lease obligations, net of current portion	9,222	6,445
Notes payable, net of current portion	1,906	196

Total liabilities	53,476	47,036

Commitments and contingencies
Minority interest	4,414	—

Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 29,290,486 and 27,944,826 shares issued and outstanding at June 30, 2009 and June 30, 2008, respectively	3	3
Additional paid-in capital	343,304	323,621
Accumulated deficit	(161,021)	(173,336)

Total stockholders’ equity	182,286	150,288

Total liabilities and stockholders’ equity	$240,176	$197,324

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$315,573	$226,235	$140,556

Cost and expenses
Instructional costs and services	196,976	131,282	76,064
Selling, administrative, and other operating expenses	86,683	72,393	51,159
Product development expenses	9,575	9,550	8,611

Total costs and expenses	293,234	213,225	135,834

Income from operations	22,339	13,010	4,722
Interest expense, net	(982)	(295)	(639)

Income before income tax (expense) benefit and minority interest	21,357	12,715	4,083
Income tax (expense) benefit	(9,628)	21,058	(218)

Income before minority interest	11,729	33,773	3,865
Minority interest, net of tax	586	—	—

Net income	12,315	33,773	3,865
Dividends on preferred stock	—	(3,066)	(6,378)
Preferred stock accretion	—	(12,193)	(22,353)

Net income (loss) attributable to common stockholders	$12,315	$18,514	$(24,866)

Net income (loss) attributable to common stockholders per share:
Basic	$0.43	$1.18	$(12.42)

Diluted	$0.42	$1.10	$(12.42)

Weighted average shares used in computing per share amounts (see note 3):
Basic	28,746,188	15,701,278	2,001,661

Diluted	29,639,974	16,850,909	2,001,661

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable		Redeemable		Stockholders’ Equity (Deficit)
	Convertible Series C		Convertible Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share data)

Balance, June 30, 2006	8,887,959	$76,211	10,102,899	$124,614	1,998,896	$1	$—	$(173,452)	$(173,451)
Exercise of stock options	—	—	—	—	42,708	—	292	—	292
Stock based compensation expense	—	—	—	—	—	—	218	—	218
Accretion of Preferred Stock	—	8,533	—	13,820	—	—	(510)	(21,843)	(22,353)
Series C 10% Stock Dividend	888,797	6,378	—	—	—	—	—	(6,378)	(6,378)
Net Income	—	—	—	—	—	—	—	3,865	3,865

Balance, June 30, 2007	9,776,756	91,122	10,102,899	138,434	2,041,604	1	—	(197,808)	(197,807)
Exercise of stock options	—	—	—	—	221,914	—	1,510	—	1,510
Stock based compensation expense	—	—	—	—	—	—	1,464	—	1,464
Accretion of Preferred Stock	—	5,164	—	7,029	—	—	(5,958)	(6,235)	(12,193)
Series C 10% Stock Dividend	—	1,671	—	—	—	—	—	(1,671)	(1,671)
Issuance of stock related to acquisition of Power-Glide	—	—	—	—	186,266	—	2,660	—	2,660
Conversion of Preferred Stock	(9,776,756)	(97,957)	(10,102,899)	(145,463)	19,879,675	2	238,406	5,011	243,419
Issuance of common stock — Reg S transaction	—	—	—	—	833,333	—	15,000	—	15,000
Initial public offering, net of transaction costs and expense	—	—	—	—	4,450,000	—	70,539	—	70,539
Payment of Series C cash dividend	—	—	—	—	—	—	—	(6,406)	(6,406)
Exercise of stock warrants on cashless provision	—	—	—	—	332,034	—	—	—	—
Net income	—	—	—	—	—	—	—	33,773	33,773

Balance, June 30, 2008	—	—	—	—	27,944,826	3	323,621	(173,336)	150,288
Exercise of stock options	—	—	—	—	1,344,993	—	9,895	—	9,895
Stock based compensation expense	—	—	—	—	—	—	2,790	—	2,790
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	6,998	—	6,998
Exercise of stock warrants on cashless provision	—	—	—	—	667	—	—	—	—
Net income	—	—	—	—	—	—	—	12,315	12,315

Balance, June 30, 2009	—	$—	—	$—	29,290,486	$3	$343,304	$(161,021)	$182,286

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$12,315	$33,773	$3,865
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	20,835	12,568	7,404
Stock based compensation expense	2,790	1,464	218
Excess tax benefit from stock based compensation	(6,998)	—	—
Deferred income taxes	9,584	(21,093)	—
Provision for (reduction of) doubtful accounts	97	867	(852)
Provision for inventory obsolescence	149	407	95
Provision for (reduction of) student computer shrinkage and obsolescence	243	162	(48)
Impairment of capitalized curriculum development cost	261	—	—
Minority interest, net of tax	(586)	—	—
Changes in assets and liabilities:
Accounts receivable	(21,999)	(15,322)	(3,154)
Inventories	(11,529)	(7,275)	(2,790)
Prepaid expenses	(4,162)	(2,403)	(763)
Other current assets	(3,226)	47	(255)
Deposits and other assets	(1,828)	(104)	(322)
Accounts payable	(4,022)	7,375	579
Accrued liabilities	2,645	1,557	(824)
Accrued compensation and benefits	(1,758)	3,828	1,100
Deferred revenue	275	(273)	1,224
Deferred rent	59	(44)	86

Net cash (used in) provided by operating activities	(6,855)	15,534	5,563

Cash flows from investing activities
Purchase of property and equipment	(13,939)	(6,476)	(5,366)
Purchase of domain name	(16)	(250)	—
Cash (invested in) released from restricted cash and cash equivalents	(2,500)	—	2,332
Acquisition of Power-Glide	—	(119)	—
Capitalized curriculum development costs	(13,931)	(11,669)	(8,683)

Net cash used in investing activities	(30,386)	(18,514)	(11,717)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	—	74,493	—
Cash received from issuance of common stock — Regulation S transaction	—	15,000	—
Deferred initial public offering costs	—	(3,954)	—
Net (repayments on) borrowings from revolving credit facility	—	(1,500)	1,500
Repayments on notes payable — related party	—	—	(4,025)
Repayments on capital lease obligations	(9,133)	(4,767)	(1,384)
Repayments on notes payable	(804)	(180)	(62)
Proceeds from notes payable	3,135	408	441
Proceeds from minority interest contribution	5,000	—	—
Proceeds from exercise of stock options	9,824	1,485	292
Excess tax benefit from stock based compensation	6,998	—	—
Payment of cash dividend — Preferred Stock	—	(6,406)	—
Bank overdraft	—	(1,577)	1,577

Net cash provided by (used in) financing activities	15,020	73,002	(1,661)

Net change in cash and cash equivalents	(22,221)	70,022	(7,815)

Cash and cash equivalents, beginning of year	71,682	1,660	9,475

Cash and cash equivalents, end of year	$49,461	$71,682	$1,660

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 on-line curriculum, offline learning kits, and use of a personal computer. As of June 30, 2009, the Company served schools in 21 states and the District of Columbia, providing curriculum for grades kindergarten through twelfth. The Company expanded into two new states for fiscal year 2010: Oklahoma and Wyoming. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

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

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to public charter schools and school districts. In addition to providing the curriculum, books and materials, under most contracts, the Company is responsible to the virtual public schools for all aspects of the management of schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Where the Company has determined that they are the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. As a result, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2009, 2008 and 2007 were $92.8 million, $62.2 million and $38.3 million, respectively. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

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

Under the contracts with the schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating deficits of the schools in a given school year. These operating deficits represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include Company charges to the schools. These operating deficits may impair the Company’s ability to collect invoices in full. Accordingly, the Company’s amount of recognized revenue reflects this impairment. For the years ended June 30, 2009, 2008 and 2007, the Company’s revenue reflected impairment from these operating deficits of $28.3 million, $9.1 million and $13.7 million, respectively.

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated offline learning kits are recognized upon shipment.

During the years ended June 30, 2009, 2008 and 2007, approximately 94%, 97% and 97%, respectively, of the Company’s revenues were recognized from virtual public schools. In fiscal year 2009, we had contracts with two schools that individually represented 14% and 14% of revenues. In fiscal year 2008, we had contracts with two schools that individually represented 14% and 12% of revenues. In fiscal year 2007, we had contracts with four schools that individually represented 16%, 11%, 11% and 11% of revenues.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash and Cash Equivalents

Restricted cash consists of cash held in escrow pursuant to an agreement with a virtual public school that the Company manages. The Company established an escrow account for the benefit of the school’s sponsoring school district in the event a future claim is made.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability, failure or refusal of individual customers to make required payments. These losses have been within management’s expectations. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. Management believes that an allowance for doubtful accounts of $1.6 million and $1.5 million as of June 30, 2009 and 2008, respectively, is adequate. However, actual write-offs might exceed the recorded allowance. Included in the allowance for doubtful accounts is a reserve for the potential impact of certain disallowed enrollments stemming from a regulatory audit in the state of Washington totaling $0.5 million.

Inventory

Inventory consists primarily of schoolbooks and curriculum materials, a majority of which are leased to virtual schools and utilized directly by students. Inventory represents items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2009 and 2008 was $0.9 million and $0.7 million, respectively.

Other Current Assets

Other current assets consist primarily of schoolbooks and curriculum materials which are expected to be returned to the Company upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services. In addition, other current assets consist of materials shipped prior to June 30, 2009 for the upcoming school year for which no revenue has been recognized.

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

Useful Life

Computer hardware	3 years
Computer software	3 years
Capitalized software and web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold Improvements	3-12 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with Statement of Financial Accounting Standards No. 13 (FAS 13), Accounting for Lease, as the fixed non-cancelable term of the lease plus all periods for which failure to

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured.

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

Software development costs incurred totaled $9.8 million, $5.5 million and $3.1 million for the years ended June 30, 2009 and 2008 and 2007, respectively. These amounts are recorded on the accompanying consolidated balance sheet as part of property and equipment, net of amortization and impairment charges. The estimated aggregate amortization expense for each of the three succeeding years ending June 30, 2010, 2011 and 2012 is $2.8 million, $2.3 million and $1.0 million, respectively.

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Issue No. 00-2 (EITF 00-2) , Accounting for Web Site Development Costs. Total capitalized web site development costs incurred for the years ended June 30, 2009, 2008 and 2007 were $0.2 million, $0.3 million and $0.4 million, respectively. These amounts are recorded on the accompanying consolidated balance sheet as part of property and equipment, net of amortization and impairment charges. The estimated aggregate amortization expense for each of the three succeeding years ending June 30, 2010, 2011 and 2012 is $0.3 million, $0.1 million and $0, respectively.

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

Total capitalized curriculum development costs incurred were $13.9 million, $11.7 million and $8.7 million for the years ended June 30, 2009, 2008 and 2007, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization and impairment charges are recorded in product development expenses on the accompanying consolidated statement of operations. The

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

estimated aggregate amortization expense for each of the five succeeding years ending June 30, 2010, 2011, 2012, 2013 and 2014 is $4.5 million, $4.1 million, $2.3 million, $1.9 million and $0.4 million, respectively.

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

Goodwill increased by $0.1 million during the year ended June 30, 2009 due to the issuance of stock options related to earn-out provisions of the Power-Glide acquisition.

Statements of Financial Accounting Standards (SFAS ) No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2009, 2008 and 2007 no impairment to goodwill was recorded.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. Impairment charges related to capitalized curriculum development were $0.3 million for the year ended June 30, 2009. There was no impairment for the years ended June 30, 2008 and 2007.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various states jurisdictions. For income tax returns filed by the Company, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006, although carryforward tax attributes

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

that were generated prior to 2006 may still be adjusted upon examination by tax authorities if they either have been or will be utilized. The Company does not have any unrecognized tax benefits for the years ended June 30, 2009 and 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Sales Taxes

Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued expenses in the accompanying consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment (Revised 2004), as of July 1, 2006, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) using the prospective application method. SFAS No. 123(R) eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for stock-based compensation. SFAS No. 123(R) requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the consolidated statement of operations. The Company applied SFAS 123(R) to all new awards granted after July 1, 2006.

Advertising and Marketing Expenses

Advertising and marketing costs consist primarily of print media and brochures and are expensed when incurred. The advertising and marketing expenses recorded were $16.2 million, $8.4 million and $5.2 million during the years ended June 30, 2009, 2008 and 2007, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2009	2008	2007
	(In thousands except shares and
	per share data)

Net income (loss) available to common shareholders — basic and diluted	$12,315	$18,514	$(24,866)
Weighted average common shares outstanding — basic	28,746,188	15,701,278	2,001,661
Weighted average common shares outstanding — diluted	29,639,974	16,850,909	2,001,661
Net income (loss) per common share:
Basic	$0.43	$1.18	$(12.42)
Diluted	$0.42	$1.10	$(12.42)

The basic and diluted weighted average common shares outstanding for the year ended June 30, 2008 reflect the weighted average effect of the conversion of preferred stock to common stock upon the closing of the initial public offering on December 18, 2007. The number of shares of common stock outstanding at June 30, 2009 is 29,290,486.

As of June 30, 2009, 2008 and 2007, the shares of common stock issuable in connection with convertible preferred stock, stock options, and warrants of 1,001,259, 378,300 and 23,260,070, respectively, were not included in the diluted loss per common share calculation since their effect was anti-dilutive.

Reclassifications

Certain prior year amounts related to other current assets have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

We adopted the provisions of SFAS 157 for financial assets and liabilities as of July 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, receivables, inventory and short and long term debt approximate their fair values.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially delays the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends Statement 157 to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Accordingly, the Company has adopted the provisions of FAS 157-4 and the adoption has not had a material affect on our consolidated financial statements.

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

In June 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-05 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF 07-05 is effective for year-ends beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of EITF 07-05 will have on our financial condition, results of operations, and disclosures.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted the provisions of SFAS 165 and the adoption has not had a material impact on our consolidated financial statements.

In accordance with SFAS 165, the Company has evaluated subsequent events through September 11, 2009, the date of issuance of the Consolidated Financial Statements. During the period from July 1, 2009 to September 11, 2009, the Company did not have any material recognizable subsequent events other than those disclosed in Note 16.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). With the issuance of SFAS 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s first quarter of 2010. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. The Company is currently evaluating the impact to the Company’s financial reporting process of providing Codification references in the Company’s public filings. However, as the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consists of the following at:

	June 30,
	2009	2008

Student computers	$45,072	$30,126
Capitalized software and web site development costs	20,559	10,648
Computer hardware	8,354	6,738
Computer software	6,129	4,051
Leasehold improvements	2,695	2,467
Furniture and fixtures	1,067	896
Office equipment	923	899

	84,799	55,825
Less accumulated depreciation and amortization	(46,939)	(31,289)

	$37,860	$24,536

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $4.0 million, $2.6 million and $1.9 million during the years ended June 30, 2009, 2008 and 2007, respectively. Depreciation expense of $15.7 million, $9.2 million and $5.1 million related primarily to computers leased to students and amortization of capitalized curriculum development reflected in instructional costs and services was recorded during the years ended June 30, 2009, 2008 and 2007, respectively. Amortization expense of $1.1 million, $0.8 million and $0.4 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2009, 2008 and 2007, respectively.

In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $0.9 million, $0.5 million and $0.4 million for the years ended June 30, 2009, 2008 and 2007, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforward	$24,213	$25,481
Reserves	2,120	1,977
Accrued expenses	1,866	609
Stock compensation expense	1,669	656
Property and equipment	1,633	837
Other assets	479	—
Deferred rent	248	231
Deferred revenue	103	144
Charitable contributions carryforward	78	128

Total deferred tax assets	32,409	30,063

Deferred tax liabilities:
Capitalized curriculum development	(6,574)	(4,747)
Capitalized software and website development costs	(5,759)	(3,160)
Other assets	(822)	(452)

Total deferred tax liabilities	(13,155)	(8,359)

Deferred tax asset	19,254	21,704
Valuation allowance	(747)	(611)

Net deferred tax asset	$18,507	$21,093

The Company maintains a valuation allowance on net deferred tax assets of $0.7 million and $0.6 million as of June 30, 2009 and 2008, respectively related to state income taxes as the Company believes it is more likely than not that we will not be able to utilize these deferred tax assets. At June 30, 2009, the Company has available federal net operating loss carryforwards of $68.3 million of which $4.6 million is attributable to stock option deductions for which no deferred tax asset is recorded that expire between 2020 and 2029 if unused. We have not provided for U.S. deferred income taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested.

For the years ended June 30, 2009 and 2008, the Company has evaluated whether a change in the Company’s ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company’s ability to utilize its net operating losses. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its net operating losses subject to the Section 382 limitation.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The related components of the income tax expense (benefit) for the years ended June 30, 2009, 2008 and 2007 are as follows:

	Year Ended June 30,
	2009	2008	2007

Current:
State	$25	$35	$218
Foreign	19	—	—
Other(1)	6,998	—	—

Total current	7,042	35	218

Deferred:			—
Federal	2,421	(20,081)	—
State	165	(1,012)	—

Total deferred	2,586	(21,093)	—

Total income tax expense (benefit)	$9,628	$(21,058)	$218

(1)	Amount is primarily attributable to stock option deductions

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2009	2008	2007

U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	6.0	7.8	20.2
State taxes, net of federal benefit	3.9	3.6	13.7
Other	(0.6)	—	—
Change in valuation allowance	—	(212.2)	(63.6)

Provision for income taxes	44.3%	(165.8)%	5.3%

6.	Lease Commitments and Notes Payable

Capital leases

As of June 30, 2009 and 2008, computer equipment and software under capital leases are recorded at a cost of $34.5 million and $18.6 million, respectively and accumulated depreciation of $17.6 million and $7.1 million, respectively. The Company has an equipment lease line of credit with Hewlett-Packard Financial Services Company that expires on August 31, 2010 for new purchases on the line of credit. The interest rate on new advances under the equipment lease line is set quarterly. Prior borrowings under the equipment lease line had interest rates ranging from 5.55% to 8.83%. The prior borrowings include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with Hewlett-Packard Financial Services Company to guarantee the obligations under this equipment lease and financing agreement.

Notes payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary as of June 30, 2009 of the present value of the net minimum lease payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
	Leases	Payable	Total

2010	$11,232	$1,148	$12,380
2011	7,391	1,339	8,730
2012	2,224	670	2,894

Total minimum lease payments	20,847	3,157	24,004
Less amount representing interest (imputed interest rate of 7.5)%	(1,385)	(217)	(1,602)

Net minimum lease payments	19,462	2,940	22,402
Less current portion	(10,240)	(1,034)	(11,274)

Present value of net minimum payments, less current portion	$9,222	$1,906	$11,128

Operating leases

The Company has fixed non-cancelable operating leases with terms expiring through 2013. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

In December 2005, the Company entered into an operating lease for non-owned facilities commencing in May 2006. The term of the lease is seven years with the option to extend the lease for two five year periods. In accordance with the lease terms, the Company delivered to the landlord an unconditional and irrevocable letter of credit in the amount of $2.1 million for a term ending 90 days after the expiration of the lease. The letter of credit can be reduced up to 25% on the first day of each of the fourth, fifth and sixth years if certain covenants are met. The landlord can draw down on the letter of credit if the following events occur: downgrade of the Company’s credit rating, failure to renew or replace existing letter of credit prior to expiration and initiation of voluntary or involuntary bankruptcy proceedings. As of June 30, 2009, the landlord has not drawn down on the letter of credit nor have any circumstances occurred which could result in a draw down of the letter of credit. Additionally, in December 2005, the Company entered into an operating sublease for non-owned facilities commencing in January 2006. The term of the sublease is through September 2009 with an automatic renewal through April 2013. In accordance with the lease terms, the Company delivered to the sublandlord an unconditional and irrevocable letter of credit in the amount of $0.2 million for a term ending 60 days after the expiration of the lease. In November 2006, the Company entered into an operating lease for non-owned facilities commencing in January 2007. The term of the lease is through April 2013 with the option to extend for two additional five year terms. In March 2007, the Company entered into a second amendment to the December 2005 operating lease whereby the Company agreed to lease additional space subject to a “first right of refusal”. The lease for the additional space commences in October 2009 and expires in April 2013. In July 2008, the Company entered into an operating sublease for non-owned facilities commencing in August 2008. The term of the lease is through July 2010. Rent expense was $2.9 million, $2.5 million and $2.1 million for the years ended June 30, 2009, 2008 and 2007, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more including an additional five year term renewal on the November 2006 lease are as follows:

Year Ending
June 30,

2010	$3,619
2011	3,722
2012	3,720
2013	3,655
2014	3,421
Thereafter	13,831

Total future minimum lease payments	$31,968

7.	Line of Credit

In December 2006, the Company entered into a $15 million revolving credit agreement with PNC Bank (the “Credit Agreement”) which expires in December 2009. Pursuant to the terms of the Credit Agreement, the proceeds of the term loan facility were to be used primarily for working capital requirements and other general business or corporate purposes. Because of the seasonality of our business and timing of funds received from the state, expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools; therefore, borrowings against the Credit Agreement are primarily short term.

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

The Company pays a commitment fee on the unused portion of the Credit Agreement, quarterly in arrears, during the term of the credit agreement which varies between 0.150% and 0.250% depending on the leverage ratio. The commitment fees incurred for the year ended June 30, 2009 and 2008 were minimal.

The working capital line includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets of the Company. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a minimum net worth (as defined in the Credit Agreement) and maximum debt leverage ratios. These covenants are subject to certain qualifications and exceptions. As of June 30, 2009, the Company was in compliance with all covenants.

In October 2007, the Company increased the Credit Agreement from $15 million to $20 million under substantially the same terms. As of June 30, 2009, there was no outstanding balance on the working capital line of credit and approximately $2.3 million was outstanding under the letter of credit facility with an interest rate of 1.25%.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Warrants

Warrants for common stock outstanding at June 30, 2009 consist of 20,050 warrants to purchase an equivalent number of common stock at a price of $8.16 per share that expire in March 2010. These warrants were issued in March 2003 in conjunction with promissory notes issued by the Company for funds borrowed from existing shareholders. In June 2009, a certain shareholder exercised stock purchase warrants with a strike price of $8.16 per share for a net issuance of 667 shares of common stock. In March 2008, certain shareholders exercised stock purchase warrants with a strike price of $6.83 per share for an aggregate net issuance of 332,034 shares of common stock. Both the June 2009 and the March 2008 exercise of warrants were exercised on a cashless basis, as provided for under the terms of the warrant agreements. The June 2009 and March 2008 warrants were set to expire in March 2010 and April 2008, respectively. For the year ended June 30, 2007 there were no warrants issued or exercised.

Warrant activity during the year ended June 30, 2009 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, June 30, 2008	21,299	$8.16	1.70	$284
Granted	—	—
Exercised	(1,249)	8.16
Canceled	—	—

Outstanding, June 30, 2009	20,050	$8.16	0.70	$268

9.	Equity Transactions

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company adopted a Stock Option Plan (the Plan) in May 2000. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of nonqualified stock options to purchase common stock. In December 2003, the Board increased the total number of common stock shares reserved and available for grant and issuance pursuant to the Plan to 2,549,019 shares. In November 2007, the Board adopted the 2007 Plan increasing the number of common stock shares reserved to 4,213,921 shares plus the increases in the shares pursuant to the “evergreen provision” that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan. The Company also grants stock options to executive officers under stand-alone agreements outside the Plan. These options totaled 1,441,168 as of June 30, 2009.

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

The Company uses the Black-Scholes option pricing model method to calculate the fair value of stock options. Depending on certain substantive characteristics of the stock option, the Company, where appropriate, utilizes a binomial model. The use of option valuation models requires the input of highly subjective assumptions, including

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

the expected stock price volatility and the expected term of the option. In March 2005, the Securities and Exchange Commission (SEC) issued SAB No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. For options issued subsequent to July 1, 2006, the Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company believes that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term, consequently, the Company has estimated the expected term of granted options using the “simplified” method calculated as the weighted average mid-point between the vesting date and the end of the contractual term. The Company estimates the volatility rate based on historical closing stock prices of a pool of comparable companies. The dividend yield is zero as the Company has no present intention to pay cash dividends.

SFAS 123R requires management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on its consolidated financial statements.

The fair value of our service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2009	2008

Dividend yield	0.0%	0.0%
Expected volatility	48%	46%
Risk-free interest rate	1.81% to 3.11%	2.69% to 4.95%
Expected life of the option term (in years)	5.12	4.64 - 5.76
Forfeiture rate	20% to 30%	20% to 30%

The fair value of the options granted for the years ended June 30, 2009, 2008 and 2007 was $6.6 million, $5.3 million and $1.0 million, respectively. This amount will be expensed over the expected vesting.

Dividend yield — The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Since the Company’s common shares have recently been publicly traded and therefore does not have sufficient historical data, the basis for the standard option volatility calculation is derived from known publicly traded comparable companies. The annual volatility for these companies is derived from their historical stock price data.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity including stand-alone agreements during the year ended June 30, 2009 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2008	4,766,849	$11.20	5.19	$49,167
Granted	835,500	22.49
Exercised	(1,344,993)	7.28
Canceled	(163,148)	16.27

Outstanding, June 30, 2009	4,094,208	$14.59	5.16	$28,516

Stock options exercisable at June 30, 2009	1,996,156	$9.83	4.36	$23,403

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The total intrinsic value of options exercised for the years ended June 30, 2009, 2008 and 2007 was $19.4 million, $3.7 million and $0.1 million, respectively.

As of June 30, 2009, there was $7.3 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007 was $13.6 million, $3.6 million and $4.2 million, respectively. During the years ended June 30, 2009, 2008 and 2007, the Company recognized $2.8 million, $1.5 million and $0.2 million of stock based compensation. The total income tax benefit recognized in the statement of operations related to stock options exercised during the years ended June 30, 2009, 2008 and 2007 was $6.9 million, $1.4 million and $0, respectively.

11.	Commitments and Contingencies

Litigation

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

On October 4, 2006, the Chicago Teachers Union and individual taxpayers (“CTU” or “plaintiffs”) filed a citizen taxpayer’s lawsuit in the Circuit Court of Cook County challenging the decision of the Illinois State Board of Education to certify the Chicago Virtual Charter School (CVCS) and to enjoin the disbursement of state funds to the Chicago Board of Education under its contract with the CVCS. On June 11, 2009, the Court granted the CVCS’s motion for summary judgment dismissing the case. The plaintiffs elected not to appeal the decision, thus establishing the legal right of CVCS to continue operations and receive state funding.

We are currently involved in two lawsuits related to a charter revocation proceeding brought by the Pennsylvania Department of Education (the “PDE”) against the Agora Cyber Charter School (“Agora”). In 2006, Agora contracted with an education management company, The Cynwyd Group LLC (“Cynwyd”), to operate the school. Cynwyd, in turn, subcontracted with K12 to provide Agora’s students with our curriculum, as well as our school administrative and technology support services. The PDE charter revocation proceeding is the result of an investigation in which the agency concluded that the Agora Board of Trustees, the school’s independent governing authority, violated its charter by contracting with Cynwyd without the PDE’s approval, and that state funds have

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

been misused to benefit personally Cynwyd’s sole owner, due to her financial and business ties to members of the Agora Board of Trustees. The PDE investigation found no wrongdoing by K12 (In Re Agora Cyber Charter School, No. 2009-01). In addition, the PDE directed that all funds from school districts with students attending Agora be placed in a state escrow account from which the PDE will approve all payments to Agora and its vendors, including Cynwyd and K12. Subsequent to June 30, 2009, PDE released a significant portion of the funds owed to K12. We believe the remaining amount will be received although no timetable has been communicated.

On June 25, 2009, Agora filed a “Complaint for Accounting” against K12 Pennsylvania L.L.C. (“K12”) in the Chester County Court of Common Pleas, Agora Cyber Charter School v. K12 Pennsylvania L.L.C., No. 2009-07375-CA. The complaint seeks no monetary damages from K12, but an order compelling us to account for payments that K12 may have made outside the state escrow from a bank account that we administer for Agora as part of the K12-Cynwyd agreement. On July 22, 2009, K12 filed its Preliminary Objections and requested that the Complaint for Accounting be dismissed with prejudice. On June 29, 2009, Cynwyd filed a breach of contract lawsuit against K12 in the United States District Court for the Eastern District of Pennsylvania, The Cynwyd Group, L.L.C. v. K12 Pennsylvania L.L.C., Civil Action No. 09-2963. Cynwyd asserts that we failed to perform certain school administrative functions specified in the Cynwyd-K12 services agreement, including a failure to remit to Cynwyd management fees of approximately $2 million. Accordingly, Cynwyd claims direct damages of $2 million and unspecified consequential damages. On August 10, 2009, K12 filed its “Answer to Plaintiff’s Complaint and Counterclaims Against Plaintiff, and Third Party Complaint.” Beyond being subject to instruction from the PDE not to pay the Cynwyd management fee without PDE’s prior approval, we also asserted counterclaims against both Cynwyd and Agora. Those counterclaims include counts for breach of contract and abuse of process, and we seek direct and consequential damages in amounts to be determined at trial. While the two above-mentioned lawsuits against K12, individually or combined, are not material to our business, when considered in conjunction with the PDE charter revocation proceeding and other lawsuits by Agora against PDE, our ability to continue to provide our services and curriculum to Agora beyond the 2009-2010 school year depends on how all of these interrelated matters are ultimately resolved. At this time, the cases have just commenced. In addition, some of the fees owed to K12 for FY 2009 services rendered to Agora have been delayed and remain in the state escrow account pending approval by the PDE.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Vendor Payment Commitments

In April 2007, the Company entered into a master services and license agreement with a third party that provides for the Company to license their proprietary computer system. The agreement is effective through July 2010. In exchange for the license of the computer system, the Company agrees to pay a service fee per enrollment. In the event the fees paid over the term of the contract do not exceed $1 million (the minimum commitment fee), the Company agrees to pay the difference between the actual fees paid and the minimum commitment fee. As of June 30, 2009, the actual fees paid have exceeded the minimum commitment fee.

12.	Related Party Transactions

Affiliates of the Company, rendered $0.1 million, $0.4 million and $0.3 million of professional services to the Company during the years ended June 30, 2009, 2008 and 2007, respectively. These costs include administrative operations, consulting and curriculum development services, other operating charges and the purchase of our domain name.

13.	Employee Benefits

The Company is party to a Section 401(k) Salary Deferral Plan (the 401(k) Plan). Under the 401(k) Plan, employees at least 18 years of age having been employed for at least 30 days may voluntarily contribute up to 15% of their compensation. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation, which begins following six months of service and vests after three years of service. Under the 401(k) Plan, the Company expensed $0.3 million, $0.2 million and $0.1 million during each of the years ended June 30, 2009, 2008 and 2007, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

14.	Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2009	2008	2007

Cash paid for interest	$1,428	$1,256	$1,317

Cash paid for taxes	$65	$161	$244

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$16,044	$10,564	$8,052

Cash receipts in transit from exercise of stock options	$691	$25	$—

Issuance of stock options related to earn-out provision of Power-Glide acquisition	$71	$—	$—

Business Combination:
— Net working capital	$—	$(190)	$—

— Property and equipment	$—	$33	$—

— Capitalized curriculum development costs	$—	$2,263	$—

— Intangible assets	$—	$189	$—

— Deferred tax liabilities	$—	$(936)	$—

— Goodwill	$—	$2,691	$—

— Assumed liabilities	$—	$1,271	$—

— Issuance of common stock	$—	$2,660	$—

Conversion of preferred stock to common stock upon initial public offering	$—	$238,408	$—

Purchase of perpetual license agreement/accrued liabilities	$—	$150	$—

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Quarterly Results of Operations (Unaudited)

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

	2009
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2009	2009	2008	2008

Consolidated Quarterly Statements of Income
Revenues	$72,166	$77,164	$77,618	$88,625
Cost and expenses
Instructional costs and services	44,375	47,868	50,312	54,421
Selling, administrative, and other	25,494	19,467	18,887	22,835
Product development expenses	2,560	2,415	2,405	2,195

Total costs and expenses	72,429	69,750	71,604	79,451

Income (loss) from operations	(263)	7,414	6,014	9,174
Interest expense, net	(464)	(361)	(264)	107

Income (loss) before income tax benefit (expense) and minority interest	(727)	7,053	5,750	9,281
Income tax benefit (expense)	13	(3,490)	(2,365)	(3,786)

Income (loss) before minority interest	(714)	3,563	3,385	5,495
Minority interest, net of tax	48	(16)	135	419

Net income (loss)	$(666)	$3,547	$3,520	$5,914

Net income (loss) per share:
Basic	$(0.02)	$0.12	$0.12	$0.21

Diluted	$(0.02)	$0.12	$0.12	$0.20

Weighted average shares used in computing per share amounts:
Basic	29,000,514	27,449,893	28,749,126	28,487,440

Diluted	29,000,514	28,780,389	29,682,250	29,499,102

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

	2008
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2008	2008	2007	2007

Consolidated Quarterly Statements of Income
Revenues	$56,475	$56,016	$54,391	$59,353
Cost and expenses
Instructional costs and services	32,462	32,062	31,980	34,778
Selling, administrative, and other	22,712	17,032	16,610	16,039
Product development expenses	2,021	2,542	2,460	2,527

Total costs and expenses	57,195	51,636	51,050	53,344

Income (loss) from operations	(720)	4,380	3,341	6,009
Interest expense, net	88	309	(388)	(304)

Income (loss) before income taxes	(632)	4,689	2,953	5,705
Income tax benefit (expense)	17,735	(2,229)	(1,565)	7,117

Net income (loss)	17,103	2,460	1,388	12,822
Dividends on preferred stock	—	—	(1,395)	(1,671)
Preferred stock accretion	—	—	(5,633)	(6,560)

Net income (loss) attributable to common stockholders	$17,103	$2,460	$(5,640)	$4,591

Net income (loss) attributable to common stockholders per share:
Basic	$0.62	$0.09	$(0.98)	$2.25

Diluted	$0.59	$0.09	$(0.98)	$0.20

Weighted average shares used in computing per share amounts:
Basic	27,793,003	28,863,137	5,777,767	2,043,589

Diluted	29,125,372	29,466,247	5,777,767	22,744,525

16.	Subsequent Events

In accordance with the Company’s adoption of SFAS No. 165, “Subsequent Events,” the Company evaluated all events or transactions that occurred after June 30, 2009 up through September 11, 2009, the date the Company issued these consolidated financial statements. Based on that evaluation, we have determined no material events or transactions occurred after June 30, 2009 up through September 11, 2009 that would affect the June 30, 2009 consolidated financial statements.

In September 2009, the Credit Agreement with PNC bank, which expires in December 2009, was renewed for an additional three-year period expiring in December 2012. The Credit Agreement was renewed under substantially the same terms and increased the borrowing limit to $35 million.

SCHEDULE II

K12 INC

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007

1.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	from	Balance at End
	Period	Expenses	Allowance	of Period

June 30, 2009	$1,458,372	923,571	826,682	$1,555,261
June 30, 2008	$588,971	917,730	48,329	$1,458,372
June 30, 2007	$1,440,499	106,038	957,566	$588,971

2.	INVENTORY RESERVE

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2009	$734,827	149,267	—	$884,094
June 30, 2008	$327,608	781,104	373,885	$734,827
June 30, 2007	$232,055	320,960	225,407	$327,608

3.	COMPUTER RESERVE (1)

		Additions
		(Deductions)
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2009	$778,789	243,358	—	$1,022,147
June 30, 2008	$616,361	162,428	—	$778,789
June 30, 2007	$664,186	(47,825)	—	$616,361

(1)	A reserve account is maintained against potential shrinkage and obsolescence for those computers provided to our students. The reserve is calculated based upon several factors including historical percentages, the net book value and remaining useful life.

4.	INCOME TAX VALUATION ALLOWANCE

		Additions to
	Balance at	Net Deferred	Deductions in Net
	Beginning of	Tax Assets	Deferred Tax Asset	Balance at End
	Period	Allowance	Allowance	of Period

June 30, 2009	$610,954	135,772	—	$746,726
June 30, 2008	$29,925,898	—	29,314,944	$610,954
June 30, 2007	$32,527,019	—	2,601,121	$29,925,898

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of our internal control over financial reporting as of June 30, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
K12 Inc.
Herndon, Virginia

We have audited K12 Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2009, and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Bethesda, Maryland
September 11, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of K12 common stock is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Date: September 11, 2009

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

Signature	Title	Date

/s/ Ronald J. Packard Ronald J. Packard	Chief Executive Officer (Principal Executive Officer)	September 11, 2009

/s/ John F. Baule John F. Baule	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2009

/s/ Andrew H. Tisch Andrew H. Tisch	Chairman of the Board and Director	September 11, 2009

/s/ Guillermo Bron Guillermo Bron	Director	September 11, 2009

/s/ Nathaniel A. Davis Nathaniel A. Davis	Director	September 11, 2009

/s/ Steven B. Fink Steven B. Fink	Director	September 11, 2009

Signature	Title	Date

/s/ Jane M. Swift Jane M. Swift	Director	September 11, 2009

/s/ Thomas J. Wilford Thomas J. Wilford	Director	September 11, 2009

/s/ Mary H. Futrell Mary H. Futrell	Director	September 11, 2009

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (Incorporated by reference to Exhibit 3.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
3.2		Amended and Restated Bylaws of K12 Inc. (Incorporated by reference to Exhibit 3.2 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
4.1		Form of stock certificate of common stock (Incorporated by reference to Exhibit 4.1 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.2		Amended and Restated Stock Option Plan and Amendment thereto (Incorporated by reference to Exhibit 4.2 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.3		Form of Stock Option Contract — Employee (Incorporated by reference to Exhibit 4.3 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.4		Form of Stock Option Contract — Director (Incorporated by reference to Exhibit 4.4 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.5		Form of Second Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.5 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.6		Form of Common Stock Warrant Agreement (Incorporated by reference to Exhibit 4.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.7		K12 Inc. 2007 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.8 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.8		K12 Inc. 2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.9 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.9		Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (Incorporated by reference to Exhibit 10.1 to K12’s Annual Report on Form 10-Q for the quarter ended September 30, 2008).
4.10		Form of Director’s Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to K12’s Current Report on Form 8-K filed on October 22, 2008).
10.1		Revolving Credit Agreement and Certain Other Loan Documents by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank, N.A. (Incorporated by reference to Exhibit 10.1 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.2*	Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.5 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.3		Stock Option Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10.4		Stock Option Agreement of John Baule (Incorporated by reference to Exhibit 10.7 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10.5		Stock Option Agreement of Bror Saxberg (Incorporated by reference to Exhibit 10.8 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.6*	Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 10.9 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.7		Employment Agreement of John F. Baule (Incorporated by reference to Exhibit 10.10 to K12’s Amendment No. 2 to Registration Statement on Form S-1, File No. 333-144894).
10.8		Employment Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.11 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.9		Employment Agreement of Bror V. H. Saxberg (Incorporated by reference to Exhibit 10.12 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.10		Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated December 7, 2005 (Incorporated by reference to Exhibit 10.13 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

Exhibit
No.		Description of Exhibit

10.11		Sublease by and between France Telecom Long Distance USA, LLC, and K12 Inc., dated December 9, 2005 (Incorporated by reference to Exhibit 10.14 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.12		Employment Agreement of Celia Stokes (Incorporated by reference to Exhibit 10.15 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.13		Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.16 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10	.14*	Stock Option Agreement between K12 Inc. and Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.17 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.15		First Amendment to Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.18 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.16		Amendment No. 1 to Revolving Credit Agreement (Incorporated by reference to Exhibit 10.19 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.17		Stock Subscription Agreement between K12 Inc. and KB Education Investments Limited, dated November 6, 2007 (Incorporated by reference to Exhibit 10.20 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.18		Second Amended and Restated Educational Products and, Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio LLC (Incorporated by reference to Exhibit 10.21 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.19		Stock Option Agreement of John Baule (Incorporated by reference to Exhibit 10.22 to K12’s Amendment No. 7 to Registration Statement on Form S-1, File No. 333-144894).
10.20		Stock Option Agreement of Richard Rasmus (Incorporated by reference to Exhibit 10.23 to K12’s Amendment No. 7 to Registration Statement on Form S-1, File No. 333-144894).
10.21		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of November 30, 2006. (Incorporated by reference to Exhibit 10.21 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.22		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of March 26, 2007. (Incorporated by reference to Exhibit 10.22 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.23		Sublease by and between DIECA Communications Inc. and K12 Inc., dated June 25, 2008. (Incorporated by reference to Exhibit 10.23 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
21.1		Subsidiaries of K12 Inc.
23.1		Consent of BDO Seidman, LLP.
24.1		Power of Attorney (included in signature pages).
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Portions omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.