Form 10-Q
period 2009-09-30
K12 INC
filed 2009-11-06
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on November 3, 2009.

Common Stock, $0.0001 par value — 29,528,724 shares

K12 Inc.

Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	June 30,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$38,298	$49,461
Restricted cash and cash equivalents	2,500	2,500
Accounts receivable, net of allowance of $1,618 and $1,555 at September 30, 2009 and June 30, 2009, respectively	106,766	52,532
Inventories, net	20,052	32,052
Current portion of deferred tax asset	4,318	3,888
Prepaid expenses	4,369	7,810
Other current assets	7,834	3,454

Total current assets	184,137	151,697
Property and equipment, net	44,827	37,860
Capitalized curriculum development costs, net	33,979	31,649
Deferred tax asset, net of current portion	9,572	14,619
Goodwill	1,825	1,825
Deposits and other assets	2,169	2,526

Total assets	$276,509	$240,176

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$10,463	$10,366
Accrued liabilities	10,011	7,329
Accrued compensation and benefits	4,883	8,291
Deferred revenue	24,060	3,389
Current portion of capital lease obligations	12,650	10,240
Current portion of notes payable	959	1,034

Total current liabilities	63,026	40,649
Deferred rent, net of current portion	1,661	1,699
Capital lease obligations, net of current portion	12,983	9,222
Notes payable, net of current portion	1,600	1,906

Total liabilities	79,270	53,476

Commitments and contingencies
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 29,466,399 and 29,290,486 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	3	3
Additional paid-in capital	346,901	343,304
Retained earnings (deficit)	(153,938)	(161,021)

Total K12 Inc. stockholders’ equity	192,966	182,286
Noncontrolling interest	4,273	4,414

Total equity	197,239	186,700

Total liabilities and equity	$276,509	$240,176

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,
	2009	2008

Revenues	$106,325	$88,625

Cost and expenses
Instructional costs and services	58,093	54,421
Selling, administrative, and other operating expenses	33,327	22,835
Product development expenses	2,238	2,195

Total costs and expenses	93,658	79,451

Income from operations	12,667	9,174
Interest (expense) income, net	(357)	107

Income before income tax expense and noncontrolling interest	12,310	9,281
Income tax expense	(5,368)	(3,786)

Net income	6,942	5,495
Add net loss — noncontrolling interest	141	419

Net income — K12 Inc.	$7,083	$5,914

Net income attributable to common stockholders per share:
Basic	$0.24	$0.21

Diluted	$0.24	$0.20

Weighted average shares used in computing per share amounts (see note 3):
Basic	29,378,074	28,487,440

Diluted	29,948,550	29,499,102

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED STATEMENTS OF EQUITY
(in thousands, except share data)

	K12 Inc. Stockholders
			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Three months ended September 30, 2009
Balance, June 30, 2009	29,290,486	$3	$343,304	$(161,021)	$4,414	$186,700
Exercise of stock options	175,913	—	1,383	—	—	1,383
Stock based compensation expense	—	—	1,882	—	—	1,882
Excess tax benefit from stock-based compensation	—	—	332	—	—	332
Net income	—	—	—	7,083	(141)	6,942

Balance, September 30, 2009	29,466,399	$3	$346,901	$(153,938)	$4,273	$197,239

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net income	$6,942	$5,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	6,233	4,446
Stock based compensation expense	1,882	529
Excess tax benefit from stock-based compensation	(332)	(2,194)
Deferred income taxes	4,949	3,674
Provision for doubtful accounts	63	70
Provision for inventory obsolescence	255	40
Reduction of student computer shrinkage and obsolescence	(260)	(6)
Changes in assets and liabilities:
Accounts receivable	(54,297)	(58,409)
Inventories	11,745	6,632
Prepaid expenses	3,441	828
Other current assets	(4,379)	(4,021)
Deposits and other assets	340	28
Accounts payable	96	(367)
Accrued liabilities	2,682	3,271
Accrued compensation and benefits	(3,409)	(4,396)
Deferred revenue	20,671	21,825
Deferred rent	(37)	5

Net cash used in operating activities	(3,415)	(22,550)

Cash flows from investing activities
Purchase of property and equipment	(2,853)	(2,397)
Capitalized curriculum development costs	(3,391)	(3,618)

Net cash used in investing activities	(6,244)	(6,015)

Cash flows from financing activities
Repayments on capital lease obligations	(2,841)	(1,466)
Repayments on notes payable	(378)	(170)
Proceeds from exercise of stock options	1,383	5,348
Excess tax benefit from stock-based compensation	332	2,194

Net cash (used in) provided by financing activities	(1,504)	5,906

Net change in cash and cash equivalents	(11,163)	(22,659)

Cash and cash equivalents, beginning of period	49,461	71,682

Cash and cash equivalents, end of period	$38,298	$49,023

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a personal computer. As of September 30, 2009, the Company served schools in 25 states and the District of Columbia. The Company expanded into four new states in fiscal year 2010: Wyoming, Oklahoma, Alaska and Virginia. In addition, the Company sells access to its online curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, the condensed consolidated statements of cash flows for the three months ended September 30, 2009 and 2008, and the condensed consolidated statement of equity for the three months ended September 30, 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three months ended September 30, 2009 and 2008, the results of cash flows for the three months ended September 30, 2009 and 2008 and equity for the three months ended September 30, 2009. The results of the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed on September 14, 2009, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2009.

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

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and affiliated companies in which the Company owns, directly or indirectly, or otherwise controls 50% or more of the outstanding voting interests.. All significant intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheet reflects noncontrolling interest within the stockholders’ section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet. Noncontrolling interest reflected separately within stockholders’ equity is classified separately in the Company’s condensed statements of stockholders’ equity. Net income in the Company’s condensed consolidated statements of cash flows reflects the consolidated earnings of the Company.

Retrospective Implementation of New Accounting Standards

The consolidated financial statements and footnotes reflect adjustments required for the retrospective application of a new accounting pronouncement that became effective for the Company on July 1, 2009. ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, requires reclassification of the Company’s minority interest to a new noncontrolling interest component of total equity and that the noncontrolling interest in the Company’s operating results be presented as an allocation of the Company’s operating results.

Net Income Per Common Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock awards and warrants. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options and restricted stock awards become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted earnings per share when they are antidilutive.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2009	2008
	(In thousands, except share and per share data)

Net income available to common shareholders — basic and diluted	$7,083	$5,914
Weighted average common shares outstanding — basic	29,378,074	28,487,440
Weighted average common shares outstanding — diluted	29,948,550	29,499,102
Net income (loss) per common share:
Basic	$0.24	$0.21
Diluted	$0.24	$0.20

Recently Adopted Financial Accounting Pronouncements

In December 2007, the Federal Accounting Standards Board (“FASB”) issued Statement of Accounting Standards Certification (“ASC”) Topic 805, Business Combinations, which replaces Statement of Financial Accounting Standards (“SFAS”) No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company has adopted the provisions of this statement effective July 1, 2009 and will apply these provisions prospectively to business combinations completed on or after that date. The adoption of this statement had no effect on our financial condition, results of operations and disclosures. Any future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The Company has adopted the provisions of this statement effective July 1, 2009. As ASC 810 required retrospective adoption, the September 30, 2008 balances reflect this modification as well.

In February 2008, the FASB issued ASC Topic 820, Effective Date of FASB Statement No. 157, which partially delays the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. The Company has adopted the provisions of this statement effective

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

July 1, 2009. Refer to Note 9, Fair Value Measurement, for the Company’s adoption of ASC Subtopic 820-10 as it relates to assets or liabilities that are required to be measured at fair value on a recurring basis. As of September 30, 2009, the Company did not hold any non-financial assets or liabilities that were required to be re-measured at fair value, and therefore the adoption of ASC Subtopic 820-10 did not have a material effect on our financial condition, results of operations and disclosures. As discussed in Note 10, Goodwill, the Company will perform its annual goodwill impairment test during the fourth quarter of our fiscal year 2010.

In June 2008, the FASB issued ASC Topic 815-40 (EITF 07-05), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of ASC Topic 815, Accounting For Derivative Instruments and Hedging Activities and/or Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company has adopted the provisions of ASC 815-40 effective July 1, 2009. The adoption did not have a material effect on our financial condition, results of operations and disclosures.

In June 2009, the FASB issued ASC Topic 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As such, they should be included in the computation of basic EPS using the two-class method. The Company has adopted the provisions of this statement effective July 1, 2009. The adoption did not have a material effect on our financial condition, results of operations and disclosures.

In July 2009, the FASB issued ASC Topic 105, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). With the issuance of ASC 105, the FASB Accounting Standards Codification (“Codification”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (“SEC”). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Company has adopted the provisions of ASC 105 effective July 1, 2009. However, as the Codification is not intended to change or alter existing US GAAP, the adoption did not have a material effect on our financial condition, results of operations and disclosures.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force [FASB ASC Topic 605] which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

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

5.	Long-term Obligations

Capital Leases

As of September 30, 2009, computer equipment and software under capital leases are recorded at a cost of $43.5 million and accumulated depreciation of $20.9 million. The Company has an equipment lease line of credit that expires on August 31, 2010 for new purchases on this line of credit. The interest rate on new purchases under the equipment lease line typically is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 4.2% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company is a party to a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at September 30, 2009 is $2.6 million.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary as of September 30, 2009 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
September 30,	Leases	Payable	Total

2010	$13,794	$1,060	$14,854
2011	9,572	1,339	10,911
2012	3,982	335	4,317

Total minimum payments	27,348	2,734	30,082
Less amount representing interest (imputed interest rate of 7.0%)	(1,715)	(175)	(1,890)

Net minimum payments	25,633	2,559	28,192
Less current portion	(12,650)	(959)	(13,609)

Present value of minimum payments, less current portion	$12,983	$1,600	$14,583

6.	Line of Credit

In September 2009, the Credit agreement with PNC bank (“Credit Agreement”), which expires in December 2009, was renewed for an additional three-year period expiring in December 2012. The Credit Agreement was renewed under substantially the same terms and increased the borrowing limit to $35 million. As of September 30, 2009, there was no outstanding balance on the working capital line of credit.

7.	Stock Option Plan

Stock Options

Stock option activity during the three months ended September 30, 2009 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2009	4,094,208	$14.59
Granted	709,700	17.46
Exercised	(175,913)	7.86
Canceled	(21,204)	22.26

Outstanding, September 30, 2009	4,606,791	$15.25	5.36	$5,669

Stock options exercisable at September 30, 2009	2,147,526	$10.88	4.30	$12,026

The total intrinsic value of options exercised during the three months ended September 30, 2009 was $2.1 million.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the option grant activity for the three months ended September 30, 2009.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant date	Granted	Exercise Price	Fair Value	Value

July 2009	709,700	$17.46	$8.22	$—

	709,700

As of September 30, 2009, there was $11.9 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 3.26 years. The total fair value of shares vested during the three months ended September 30, 2009 was $5.6 million. During the three months ended September 30, 2009, the Company recognized $1.7 million of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2009 was as follows:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Fair Value	Life (Years)

Outstanding, June 30, 2009	—	$—
Granted	179,659	17.46
Exercised	—	—
Canceled	(136)	17.46

Outstanding, September 30, 2009	179,523	$17.46	7.79

Restricted stock awards exercisable at September 30, 2009	—	$—	—

As of September 30, 2009, there was $3.9 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.75 years. The total fair value of shares vested during the three months ended September 30, 2009 was $0. During the three months ended September 30, 2009, the Company recognized $0.2 million of stock based compensation expense related to restricted stock awards.

8.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

In October 2009, as part of a settlement agreement made under the supervision of the United State District Court for the Eastern District of Pennsylvania, the Pennsylvania Department of Education (the “PDE”) terminated its charter revocation proceeding (In re Agora Cyber Charter School, No. 2009-01) against the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Agora Cyber Charter School (“Agora”). The settlement agreement also included the dismissal of the two lawsuits brought against us by Agora, Agora Cyber Charter School v. K12 Pennsylvania L.L.C, No. 2009-07375-CA (Chester County Court of Common Pleas) and The Cynwyd Group L.L.C. v. K12 Pennsylvania L.L.C., Civil Action No. 09-0963 (E.D. Pa. 2009), as well as all other related litigation involving Agora, Cynwyd and the PDE. In connection with the settlement, the remainder of the fees owed to the Company for administrative and technology services rendered to Agora for fiscal year 2009 will be released from the state escrow account and paid in the normal reconciliation process. In addition, as part of the settlement terms, the Agora Board resigned, severed all contractual relationships with Cynwyd, and was replaced by a new board. The PDE has authorized the new board to submit a charter renewal application. The Company continues to provide educational products and services to Agora in fiscal year 2010 and the Company intends to pursue the opportunity to continue our relationship with the school in future years.

9.	Fair Value Measurements

ASC Subtopic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC Subtopic 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC Subtopic 820-10 describes three levels of inputs that may be used to measure fair value:

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

10.	Goodwill

During the first quarter of 2010, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test was not performed during the first quarter of 2010. The Company will complete its annual goodwill impairment test as of May 31, 2010.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11.	Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2009	2008

Cash paid for interest	$322	$255

Cash paid for taxes, net of refunds	$(25)	$(12)

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$9,014	$12,450

12.	Subsequent events

In accordance with the Company’s adoption of ASC Topic 855, Subsequent Events, the Company evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date the Company issued these condensed consolidated financial statements. Based on that evaluation, we have determined no material events or transactions occurred after September 30, 2009 through November 6, 2009, except as otherwise disclosed in note 8, that would affect the September 30, 2009 consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (“Annual Report”), including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2009.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $160 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. We offer virtual public schools our proprietary curriculum, online learning platform and academic and management services, under long-term contracts. Academic and management services can range from targeted programs to complete turnkey solutions. As of September 30, 2009, substantially all of our enrollments were served through virtual public schools located in 25 states and the District of Columbia, including four new states approved for fiscal year 2010. For the first quarter of fiscal year 2010 versus the same period in the prior year, we increased enrollments in the virtual public schools we serve to approximately 69,542 students from 56,233 students, an increase of 23.7%, and increased revenues to $106.3 million from $88.6 million, an increase of 20.0%.

For the three months ended September 30, 2009, approximately 85.6% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 85.4% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

Parents can also purchase our curriculum and online learning platform directly to facilitate or supplement their children’s education. Additionally, we have piloted our curriculum in brick and mortar classrooms with promising academic results. We also believe there is additional widespread applicability for our learning system internationally. We operate the K12 International Academy, an online private school which serves students in the U.S. and throughout the world. The school utilizes the same K12 curriculum, systems, and teaching practices as the virtual public schools we serve. The school is accredited by Southern Association of Colleges and Schools (SACS), AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

Discussion of Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that our virtual public schools are fully operational and changes in the number of enrollments. While school administrative offices are generally open year round, a school typically serves students during a ten-month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full operations when compared to the second and third fiscal quarters. In addition, we experience a seasonal increase in enrollments in August and September, when we replace students who have withdrawn and add new enrollments to attain our rate of growth. Students also enroll and withdraw to a lesser extent during the school year.

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

Developments in Education Funding

Our annual growth in revenues will also be impacted by changes in state or district per enrollment funding levels, which are generally set by the relevant state’s budgetary process. We are aware of funding reductions for public education for the 2009-10 school year that will affect many of the virtual public schools we serve. As a result of these budget pressures, states have applied for federal education funds under the American Recovery and Reinvestment Act of 2009 (“Stimulus Package”), which can be used to sustain current funding levels or minimize reductions in critical spending on education. Even so, mid-year funding cuts to public education for the 2009-10 school year could still occur. These changes are difficult to predict. While we believe that we have the flexibility to reduce spending to offset the impact of funding reductions, we cannot be certain that we will be able to fully mitigate the impact of any such reductions on our results of operations and cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2009 audited consolidated financial statements, which are included in our Annual Report. Other than described in the condensed consolidated financials, there have been no significant updates to our critical accounting policies from those disclosed in our Annual Report.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended September 30,
	2009	2008

Total enrollments	69,542	56,233

Managed Enrollments as a percentage of total enrollments	85.6%	85.4%
Non-managed Enrollments as a percentage of total enrollments	14.4%	14.6%

Total enrollments	100.0%	100.0%

High School enrollments as a percentage of total enrollments	23.4%	20.9%
K-8 enrollments as a percentage of total enrollments	76.6%	79.1%

Total enrollments	100.0%	100.0%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended September 30,
	2009	2008
	(In thousands)

Revenues	$106,325	$88,625

Cost and expenses
Instructional costs and services	58,093	54,421
Selling, administrative, and other operating expenses	33,327	22,835
Product development expenses	2,238	2,195

Total costs and expenses	93,658	79,451

Income from operations	12,667	9,174
Interest (expense) income, net	(357)	107

Income before income taxes and noncontrolling interest	12,310	9,281
Income tax expense	(5,368)	(3,786)

Net income	6,942	5,495
Add net loss — noncontrolling interest	141	419

Net income — K12 Inc.	$7,083	$5,914

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2009	2008

Revenues	100%	100.0%

Cost and expenses
Instructional costs and services	54.6	61.4
Selling, administrative, and other operating expenses	31.3	25.7
Product development expenses	2.1	2.5

Total costs and expenses	88.0	89.6

Income from operations	12.0	10.4
Interest (expense) income, net	(0.3)	0.1

Income before income taxes and noncontrolling interest	11.7	10.5
Income tax expense	(5.0)	(4.3)

Net income	6.7	6.2
Add net loss — noncontrolling interest	0.1	0.5

Net income — K12 Inc.	6.8%	6.7%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three months versus the prior year.

Comparison of the Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

Revenues. Our revenues for the three months ended September 30, 2009 were $106.3 million, representing an increase of $17.7 million, or 20.0%, as compared to revenues of $88.6 million for the same period in the prior year. Average enrollments increased 23.7% to 69,542 for the three months ended September 30, 2009 from 56,233 for the same period in the prior year. The increase in enrollments was primarily attributable to 22.0% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.7% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 8.1% to enrollment growth. High school enrollments increased 38.5% and constituted approximately 23.4% of our enrollments for the three months ended September 30, 2009 as compared to 20.9% for the same period in the prior year. K-8 enrollments increased 19.7% and constituted approximately 76.6% of our enrollments for the three months ended September 30, 2009 as compared to 79.1% for the same period in the prior year.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended September 30, 2009 were $58.1 million, representing an increase of $3.7 million, or 6.7% as compared to instructional costs and services of $54.4 million for the same period in the prior year. This increase was primarily attributable to a $3.9 million increase in expenses to operate and manage the schools, partially offset by a $0.2 million decrease in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 54.6% for the three months ended September 30, 2009, as compared to 61.4% for the same period in the prior year. This decrease as a percentage of revenues is primarily attributable to the lower fulfillment costs for materials and computers and leverage of fixed school infrastructure costs. This was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 20.9% to 23.4%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the three months ended September 30, 2009 were $33.3 million, representing an increase of $10.5 million, or 45.9%, as compared to selling, administrative and other operating expenses of $22.8 million for the same period in the prior year. This increase is primarily attributable to an increase in student recruiting costs, personnel costs including benefits, stock compensation expense, litigation settlement costs, and other professional services. As a percentage of revenues, selling, administrative, and other operating expenses increased to 31.3% for the three months ended September 30, 2009 as compared to 25.7% for the same period in the prior year primarily due to increased expenses in student recruiting and stock compensation expenses.

Product development expenses. Product development expenses for the three months ended September 30, 2009 and 2008 were $2.2 million in both periods. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum and software assets. As a percentage of revenues, product development expenses decreased to 2.1% for the three months ended September 30, 2009 as compared to 2.5% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Interest expense, net. Net interest expense for the three months ended September 30, 2009 was $0.4 million, as compared to a net interest income of $0.1 million for the same period in the prior year. Interest expense increased primarily due to an increase in capital lease obligations. In addition, interest income decreased due to a decline in interest rates and lower average cash balances for the three months ended September 30, 2009 as compared to same period in the prior year.

Income taxes. Income tax expense for the three months ended September 30, 2009 was $5.4 million, or 43.6% of income before income taxes, as compared to an income tax expense of $3.8 million, or 40.8% of income before taxes, for the same period in the prior year. The increase in rate is primarily attributable to one-time tax benefits in the three months ended September 30, 2008.

Noncontrolling interest. Noncontrolling interest for the three months ended September 30, 2009 was $0.1 million, as compared to noncontrolling interest of $0.4 million for the same period in the prior year. Noncontrolling interest reflects losses attributable to shareholders in our joint venture.

Liquidity and Capital Resources

As of September 30, 2009 and June 30, 2009, we had cash and cash equivalents of $38.3 million and $49.5 million, respectively. We financed our operating activities and capital expenditures during the three months ended September 30, 2009 primarily through the use of cash on hand and capital lease financing.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for additional courses, new releases of existing courses and internal systems enhancements to remain relatively stable for fiscal year 2010 as compared to the prior year and expenditures for computers to support virtual school enrollments to increase proportionately with enrollment growth. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2009 and 2008 was $3.4 million and $22.6 million, respectively.

The total change of $19.1 million in cash used in operating activities was primarily due to a $5.1 million increase in the change in inventories, a $4.1 million decrease in the amount of cash used to finance accounts receivable, a $2.6 million increase in the change in prepaid expenses, a $1.9 million increase in the adjustment for the excess tax benefit from stock compensation expense, a $1.8 million increase in depreciation and amortization, a $1.4 million increase in net income, a $1.4 million increase in the adjustment for stock based compensation expenses, and a $1.3 million increase for the adjustment for deferred income taxes. These amounts were partially offset by a $1.2 million decrease in the change in deferred revenues.

The increase in the cash from inventories is primarily due to shipments to a greater number of students. The increase in accounts receivable is primarily attributable to our growth in revenues. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing up front fees, not cash payments. Deferred revenues were lower partially due to changes in invoicing terms. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2009 and 2008 was $6.2 million and $6.0 million, respectively.

Net cash used in investing activities for the three months ended September 30, 2009 was primarily due to investment in capitalized curriculum of $3.4 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; and investment of $2.9 million in property and equipment, including internally developed and purchased software.

Net cash used in investing activities for the three months ended September 30, 2008 was attributable to investment in capitalized curriculum of $3.6 million, primarily related to the development of high school courses and elementary school math courses and $2.4 million in property and equipment, including internally developed software.

In addition, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $7.8 million for the three months ended September 30, 2009 as compared to financed purchases of $12.5 million for the same period in the prior year. In addition, we financed corporate technology purchases of $1.2 million for the three months ended September 30, 2009.

Financing Activities

Net cash used by financing activities for the three months ended September 30, 2009 was $1.5 million as compared to net cash provided by financing activities of $5.9 million for the same period in the prior year.

For the three months ended September 30, 2009, net cash used by financing activities was primarily due to the payments on capital leases and notes payable of $3.2 million. This was partially offset by proceeds from the exercise of stock options of $1.4 million and the excess tax benefit from stock-based compensation of $0.3 million. As of September 30, 2009, there were no borrowings outstanding on our $35 million line of credit.

For the three months ended September 30, 2008, net cash provided by financing activities was primarily due to the proceeds from the exercise of stock options of $5.3 million and the excess tax benefit from stock compensation expense of $2.2 million, partially offset by payments on capital leases and notes payable totaling $1.6 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended September 30, 2009.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the three months ended September 30, 2009 primarily due to approximately $6.5 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2009 and June 30, 2009, we had cash and cash equivalents totaling $38.3 million and $49.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility during the three months ended September 30, 2009, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in foreign countries, but we do not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates will not have a material impact on our financial statements. However, we continue to pursue opportunities in international markets. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

Agora Cyber Charter School

In October 2009, as part of a settlement agreement made under the supervision of the United State District Court for the Eastern District of Pennsylvania, the Pennsylvania Department of Education (the “PDE”) terminated its charter revocation proceeding (In re Agora Cyber Charter School, No. 2009-01) against the Agora Cyber Charter School (“Agora”). The settlement agreement also included the dismissal of the two lawsuits brought against us by Agora, Agora Cyber Charter School v. K12 Pennsylvania L.L.C,

No. 2009-07375-CA (Chester County Court of Common Pleas) and The Cynwyd Group L.L.C. v. K12 Pennsylvania L.L.C., Civil Action No. 09-0963 (E.D. Pa. 2009), as well as all other related litigation involving Agora, Cynwyd and the PDE. In connection with the settlement, the remainder of the fees owed to the Company for administrative and technology services rendered to Agora for fiscal year 2009 will be released from the state escrow account and paid in the normal reconciliation process. In addition, as part of the settlement terms, the Agora Board resigned, severed all contractual relationships with Cynwyd, and was replaced by a new board. The PDE has authorized the new board to submit a charter renewal application. The Company continues to provide educational products and services to Agora in fiscal year 2010 and the Company intends to pursuer the opportunity to continue our relationship with school in future years.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On October 13, 2009, John F. Baule resigned as Chief Operating Officer and Chief Financial Officer of the Company, effective October 31, 2009. The resignation was not a result of a disagreement between the Company or its independent auditors and Mr. Baule.

Item 6.	Exhibits.

(a) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

Date: November 6, 2009

/s/ Ronald J. Packard
Ronald J. Packard
Chief Executive Officer
(Principal Executive Officer, Acting Principal Financial Officer and Authorized Signatory)

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