Form 10-Q
period 2009-12-31
K12 INC
filed 2010-02-05
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-33883

K12 Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 Corporate Park Drive Herndon, VA (Address of principal executive offices)	20171 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on February 3, 2010.

Common Stock, $0.0001 par value — 30,083,718 shares

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(In thousands, except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$48,030	$49,461
Restricted cash and cash equivalents	2,501	2,500
Accounts receivable, net of allowance of $1,733 and $1,555 at December 31, 2009 and June 30, 2009, respectively	100,095	52,532
Inventories, net	21,990	32,052
Current portion of deferred tax asset	4,796	3,888
Prepaid expenses	6,481	7,810
Other current assets	6,368	3,454

Total current assets	190,261	151,697
Property and equipment, net	43,591	37,860
Capitalized curriculum development costs, net	35,584	31,649
Deferred tax asset, net of current portion	6,661	14,619
Goodwill	1,825	1,825
Deposits and other assets	2,542	2,526

Total assets	$280,464	$240,176

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,736	$10,366
Accrued liabilities	6,260	7,329
Accrued compensation and benefits	5,124	8,291
Deferred revenue	19,600	3,389
Current portion of capital lease obligations	12,197	10,240
Current portion of notes payable	954	1,034

Total current liabilities	51,871	40,649
Deferred rent, net of current portion	2,164	1,699
Capital lease obligations, net of current portion	11,259	9,222
Notes payable, net of current portion	1,289	1,906

Total liabilities	66,583	53,476

Commitments and contingencies
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 30,059,713 and 29,290,486 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	3	3
Additional paid-in capital	353,954	343,304
Accumulated deficit	(144,300)	(161,021)

Total K12 Inc. stockholders’ equity	209,657	182,286
Noncontrolling interest	4,224	4,414

Total equity	213,881	186,700

Total liabilities and equity	$280,464	$240,176

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Six Months Ended
	Three Months Ended December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except share and per share data)

Revenues	$93,197	$77,618	$199,522	$166,243

Cost and expenses
Instructional costs and services	51,589	50,312	109,682	104,733
Selling, administrative, and other operating expenses	24,899	18,887	58,226	41,722
Product development expenses	2,415	2,405	4,653	4,600

Total costs and expenses	78,903	71,604	172,561	151,055

Income from operations	14,294	6,014	26,961	15,188
Interest expense, net	(324)	(264)	(681)	(157)

Income before income tax expense and noncontrolling interest	13,970	5,750	26,280	15,031
Income tax expense	(4,381)	(2,365)	(9,749)	(6,151)

Net income	9,589	3,385	16,531	8,880
Add net loss — noncontrolling interest	49	135	190	554

Net income — K12 Inc.	$9,638	$3,520	$16,721	$9,434

Net income attributable to common stockholders per share:
Basic	$0.33	$0.12	$0.57	$0.33

Diluted	$0.32	$0.12	$0.56	$0.32

Weighted average shares used in computing per share amounts (see page 7):
Basic	29,648,674	28,749,126	29,512,635	28,567,406

Diluted	29,974,642	29,682,250	29,875,966	29,653,263

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	K12 Inc. Stockholders
			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
	(In thousands, except share data)

Six months ended December 31, 2009
Balance, June 30, 2009	29,290,486	$3	$343,304	$(161,021)	$4,414	$186,700
Exercise of stock options	175,913	—	1,383	—	—	1,383
Issuance of restricted stock awards	179,659	—	—	—	—	—
Forfeiture of restricted stock awards	(136)	—	—	—	—	—
Stock based compensation expense	—	—	1,882	—	—	1,882
Excess tax benefit from stock-based compensation	—	—	332	—	—	332
Net income	—	—	—	7,083	(141)	6,942

Balance, September 30, 2009	29,645,922	3	346,901	(153,938)	4,273	197,239
Exercise of stock options	401,156	—	3,545	—	—	3,545
Exercise of stock warrants	6,173	—	50	—	—	50
Exercise of stock warrants on cashless provision	7,565	—	—	—	—	—
Forfeiture of restricted stock awards	(1,103)	—	—	—	—	—
Stock based compensation expense	—	—	1,596	—	—	1,596
Excess tax benefit from stock-based compensation	—	—	1,862	—	—	1,862
Net income	—	—	—	9,638	(49)	9,589

Balance, December 31, 2009	30,059,713	$3	$353,954	$(144,300)	$4,224	$213,881

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$16,531	$8,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,313	8,973
Stock based compensation expense	3,478	1,263
Excess tax benefit from stock-based compensation	(2,194)	(4,046)
Deferred income taxes	9,243	6,086
Provision for doubtful accounts	178	(337)
Provision for inventory obsolescence	366	64
Reduction of student computer shrinkage and obsolescence reserve	(244)	30
Changes in assets and liabilities:
Accounts receivable	(47,741)	(52,086)
Inventories	9,696	8,251
Prepaid expenses	1,330	(290)
Other current assets	(2,913)	(2,859)
Deposits and other assets	(33)	(1,180)
Accounts payable	(2,631)	(6,219)
Accrued liabilities	(1,068)	2,909
Accrued compensation and benefits	(3,167)	(5,396)
Deferred revenue	16,211	15,011
Deferred rent	465	24

Net cash provided by (used in) operating activities	9,820	(20,922)

Cash flows from investing activities
Purchase of property and equipment	(5,114)	(7,744)
Purchase of domain name	—	(16)
Capitalized curriculum development costs	(6,372)	(6,992)

Net cash used in investing activities	(11,486)	(14,752)

Cash flows from financing activities
Repayments on capital lease obligations	(6,245)	(3,837)
Proceeds from notes payable	—	3,130
Repayments on notes payable	(692)	(297)
Proceeds from noncontrolling interest contribution	—	5,000
Proceeds from exercise of stock options	4,928	6,322
Proceeds from exercise of stock warrants	50	—
Excess tax benefit from stock-based compensation	2,194	4,046

Net cash provided by financing activities	235	14,364

Net change in cash and cash equivalents	(1,431)	(21,310)
Cash and cash equivalents, beginning of period	49,461	71,682

Cash and cash equivalents, end of period	$48,030	$50,372

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location. In contracting with a virtual public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a personal computer. As of December 31, 2009, the Company served schools in 25 states and the District of Columbia. The Company expanded into four new states in fiscal year 2010: Wyoming, Oklahoma, Alaska and Virginia. In addition, the Company sells access to its online curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, the condensed consolidated statements of operations for the three and six months ended December 31, 2009 and 2008, the condensed consolidated statements of cash flows for the six months ended December 31, 2009 and 2008, and the condensed consolidated statements of equity for the six months ended December 31, 2009 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as December 31, 2009, the results of operations for the three and six months ended December 31, 2009 and 2008, the results of cash flows for the six months ended December 31, 2009 and 2008 and the condensed consolidated statements of equity for the six months ended December 31, 2009. The results of the three and six month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and affiliated companies in which the Company owns, directly or indirectly, or otherwise controls 50% or more of the outstanding voting interests. All significant intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheet reflects noncontrolling interest within the equity section of the condensed consolidated balance sheet rather than in the mezzanine section of the condensed consolidated balance sheet. Noncontrolling interest reflected separately within equity is classified separately in the Company’s condensed consolidated statements of equity. Net income in the Company’s condensed consolidated statements of cash flows reflects the consolidated earnings of the Company.

Retrospective Implementation of New Accounting Standards

The condensed consolidated financial statements and footnotes reflect adjustments required for the retrospective application of a new accounting pronouncement that became effective for the Company on July 1, 2009. ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, requires reclassification of the Company’s minority interest to a new noncontrolling interest component of total equity and that the noncontrolling interest in the Company’s operating results be presented as an allocation of the Company’s operating results.

Fair Value Measurements

The carrying values reflected in our condensed consolidated balance sheets for cash and cash equivalents, receivables, inventory and short and long term debt approximate their fair values.

Net Income Per Common Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, unvested restricted stock awards and warrants. The dilutive effect of stock options, restricted stock awards, and warrants was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options and restricted stock awards become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in our condensed consolidated balance sheet includes restricted stock awards outstanding.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	share and per share data)		share and per share data)

Net income available to common shareholders — basic and diluted	$9,638	$3,520	$16,721	$9,434
Weighted average common shares outstanding — basic	29,648,674	28,749,126	29,512,635	28,567,406
Weighted average common shares outstanding — diluted	29,974,642	29,682,250	29,875,966	29,653,263
Net income per common share:
Basic	$0.33	$0.12	$0.57	$0.33
Diluted	$0.32	$0.12	$0.56	$0.32

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, Measuring Liabilities at FairValue (“ASU 2009-05”). ASU 2009-05 provides amendments to FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of the identical liability when traded as an asset, a quoted price for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of FASB ASC 820. This ASU is effective for the first period (including interim periods) beginning after issuance (second quarter of the Company’s fiscal year 2010). The Company adopted this ASU as of October 1, 2009. The adoption did not have a material effect on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force (ASC Topic 605) which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

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

Capital Leases

As of December 31, 2009, computer equipment and software under capital leases are recorded at a cost of $44.5 million and accumulated depreciation of $24.2 million. The Company has an equipment lease line of credit that expires on August 31, 2010 for new purchases on this line of credit. The interest rate on new purchases under the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

equipment lease line typically is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 5.0% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company is a party to a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at December 31, 2009 was $2.2 million.

The following is a summary as of December 31, 2009 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
December 31,	Leases	Payable	Total

2010	$13,220	$1,041	$14,261
2011	8,698	1,339	10,037
2012	2,985	—	2,985
Thereafter	8	—	8

Total minimum payments	24,911	2,380	27,291
Less amount representing interest (imputed interest rate of 6.8%)	(1,455)	(137)	(1,592)

Net minimum payments	23,456	2,243	25,699
Less current portion	(12,197)	(954)	(13,151)

Present value of minimum payments, less current portion	$11,259	$1,289	$12,548

6.	Line of Credit

In September 2009, the credit agreement with PNC Bank (“Credit Agreement”), which was due to expire in December 2009, was renewed for an additional three-year period expiring in December 2012. The Credit Agreement was renewed under substantially the same terms and increased the borrowing limit to $35 million. As of December 31, 2009, there was no outstanding balance on the working capital line of credit.

7.	Stock Option Plan

Stock Options

Stock option activity during the six months ended December 31, 2009 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2009	4,094,208	$14.59
Granted	725,650	17.45
Exercised	(577,069)	8.54
Canceled	(120,639)	16.33

Outstanding, December 31, 2009	4,122,150	$15.88	5.33	$18,077

Stock options exercisable at December 31, 2009	1,878,425	$11.79	4.47	$15,924

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The total intrinsic value of options exercised during the three months ended December 31, 2009 was $3.9 million.

The following table summarizes the option grant activity for the six months ended December 31, 2009.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

July 2009	709,700	$17.46	$8.22	$—
October 2009	15,950	$17.03	$7.91	$—

	725,650

As of December 31, 2009, there was $10.2 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 3.07 years. The total fair value of shares vested during the six months ended December 31, 2009 was $8.1 million. During the six months ended December 31, 2009, the Company recognized $3.1 million of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2009 was as follows:

			Weighted
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Fair Value	Life (Years)

Outstanding, June 30, 2009	—	$—
Granted	179,659	17.46
Exercised	—	—
Canceled	(1,239)	17.46

Outstanding, December 31, 2009	178,420	$17.46	7.54

Restricted stock awards exercisable at December 31, 2009	—	$—	—

As of December 31, 2009, there was $2.6 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six months ended December 31, 2009 was $0. During the six months ended December 31, 2009, the Company recognized $0.4 million of stock based compensation expense related to restricted stock awards.

8.	Warrants

Warrants for common stock outstanding at December 31, 2009 and June 30, 2009 consist of zero and 20,050 warrants, respectively, to purchase an equivalent number of common stock at a price of $8.16 per share that expired in December 2009. These warrants were issued in March 2003 in conjunction with promissory notes issued by the Company for funds borrowed from existing shareholders. During the three months ended December 31, 2009, the remaining shareholders exercised all of their outstanding stock purchase warrants with a strike price of $8.16 per share for a net issuance of 13,738 shares of common stock. Of these exercises, 13,877 warrants were exercised on a cashless basis as provided for under the terms of the warrant agreements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Warrant activity during the six months ended December 31, 2009 was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, June 30, 2009	20,050	$8.16	0.70	$268
Granted	—	—
Exercised	(20,050)	8.16
Canceled	—	—

Outstanding, December 31, 2009	—	$—	—	$—

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred. There are currently no claims or actions pending or threatened against the Company.

10.	Goodwill

During the second quarter of 2010, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test was not performed during the second quarter of 2010. The Company will complete its annual goodwill impairment test as of May 31, 2010.

11.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2009	2008

Cash paid for interest	$665	$585

Cash paid for taxes, net of refunds	$589	$41

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$10,244	$13,054

12.	Subsequent events

In accordance with the Company’s adoption of ASC Topic 855, Subsequent Events, the Company evaluated all events or transactions that occurred after December 31, 2009 through February 5, 2010, the date the Company issued these condensed consolidated financial statements. Based on that evaluation, we have determined no material events or transactions occurred after December 31, 2009 through February 5, 2010, that would affect the December 31, 2009 consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the” Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (“Annual Report”), including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three months ended December 31, 2009.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $165 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. We offer virtual public schools our proprietary curriculum, online learning platform and academic and management services, through long-term contracts. Academic and management services can range from targeted programs to complete turnkey solutions. As of December 31, 2009, substantially all of our enrollments were served through virtual public schools located in 25 states and the District of Columbia, including four new states approved for fiscal year 2010. For the three months ended December 31, 2009 versus the same period in the prior year, we increased enrollments in the virtual public schools we serve to 67,354 students from 55,076 students, an increase of 22.3%. Additionally, for the three months ended December 31, 2009 versus the same period in the prior year, we increased revenues to $93.2 million from $77.6 million, an increase of 20.1%.

For the three months ended December 31, 2009, approximately 85.0% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 85.3% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by each school, up to the level of costs incurred by the school. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. For schools where we do not provide turnkey management services, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

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

Discussion of Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that the virtual public schools we serve are fully operational and changes in the number of enrollments. While school administrative offices are generally open year round, a school typically serves students during a ten-month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full school operations when compared to the second and third fiscal quarters. In addition, we experience a seasonal increase in enrollments in August and September, when we replace students who have withdrawn and add new enrollments to attain our rate of growth. Students also enroll and withdraw to a lesser extent during the school year.

In the first fiscal quarter, we ship and recognize revenues for materials to students for the beginning of the school year. This generally results in higher revenues from the shipment of materials and increased margins in the first quarter versus other quarters. In the first and fourth fiscal quarters, online curriculum and computer revenues are generally lower as these revenues are primarily earned during the school academic year which may provide for only one or two months of these revenues in these quarters versus the second and third fiscal quarters. The combined effect of these factors results in higher revenues in the first fiscal quarter than in the subsequent quarters.

Operating expenses are also seasonal. Instructional costs and services expenses increase in the first fiscal quarter primarily due to the costs incurred to ship student materials at the beginning of the school year. Instructional costs may increase significantly quarter-to-quarter as school operating expenses increase in schools where we offer our complete turnkey solution. For example, enrollment growth will generally require additional teaching staff, thereby increasing salary and benefits expense. School events may be seasonal (e.g. professional development, grant-funded programs, proctored exam related expenses, and community events), impacting the quarterly change in our instructional costs. The majority of our recruiting and selling expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September. A significant portion of our overhead expenses does not vary with the school year or enrollment season.

Developments in Education Funding

Our annual revenue growth will also be impacted by changes in state or district per enrollment funding levels, which are generally set by the relevant state’s budgetary process. We are aware of funding reductions for public education for the 2009-10 school year that are affecting many of the virtual public schools we serve. As a result of these budget pressures, states have applied for federal education funds under the American Recovery and Reinvestment Act of 2009 (“ARRA”), which can be used to sustain current funding levels or minimize reductions in critical spending on education. Even so, mid-year funding cuts to public education for the 2009-10 school year could still occur. These changes are difficult to predict. While we believe that we have the flexibility to reduce spending to offset the impact of funding reductions, we cannot be certain that we will be able to fully mitigate the impact of any such reductions on our results of operations and cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2009 audited consolidated financial statements, which are included in our Annual Report. Other than those described in the condensed consolidated financials, there have been no significant updates to our critical accounting policies from those disclosed in our Annual Report.

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Total Enrollments	67,354	55,076	67,901	55,366

Managed Enrollments as percentage of total enrollments	85.0%	85.3%	85.2%	85.3%
Non-managed Enrollments as a percentage of total enrollments	15.0%	14.7%	14.8%	14.7%

Total enrollments	100.0%	100.0%	100.0%	100.0%

High School enrollments as a percentage of total	21.6%	18.6%	22.1%	19.2%
K-8 enrollments as a percentage of total enrollments	78.4%	81.4%	77.9%	80.8%

Total enrollments	100.0%	100.0%	100.0%	100.0%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues	$93,197	$77,618	$199,522	$166,243

Cost and expenses
Instructional costs and services	51,589	50,312	109,682	104,733
Selling, administrative, and other operating expenses	24,899	18,887	58,226	41,722
Product development expenses	2,415	2,405	4,653	4,600

Total costs and expenses	78,903	71,604	172,561	151,055

Income from operations	14,294	6,014	26,961	15,188
Interest expense, net	(324)	(264)	(681)	(157)

Income before income taxes and noncontrolling interest	13,970	5,750	26,280	15,031
Income tax expense	(4,381)	(2,365)	(9,749)	(6,151)

Net income	$9,589	$3,385	$16,531	$8,880
Add net loss — noncontrolling interest	$49	$135	$190	$554

Net Income — K12 Inc.	$9,638	$3,520	$16,721	$9,434

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	55.4	64.8	55.0	63.0
Selling, administrative, and other operating expenses	26.7	24.4	29.2	25.1
Product development expenses	2.6	3.1	2.3	2.8

Total costs and expenses	84.7	92.3	86.5	90.9

Income from operations	15.3	7.7	13.5	9.1
Interest expense, net	(0.3)	(0.3)	(0.3)	(0.1)

Income before income taxes and noncontrolling interest	15.0	7.4	13.2	9.0
Income tax expense	(4.7)	(3.1)	(4.9)	(3.7)

Net income	10.3	4.3	8.3	5.3
Add net loss — noncontrolling interest	0.0	0.2	0.1	0.4

Net income — K12 Inc.	10.3%	4.5%	8.4%	5.7%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three and six months ended December 31, 2009 as compared to the same periods in the prior year.

Comparison of the Three Months Ended December 31, 2009 and Three Months Ended December 31, 2008

Revenues.  Our revenues for the three months ended December 31, 2009 were $93.2 million, representing an increase of $15.6 million, or 20.1%, as compared to revenues of $77.6 million for the same period in the prior year. Average enrollments increased 22.3% to 67,354 for the three months ended December 31, 2009 from 55,076 for the same period in the prior year. The increase in enrollments was primarily attributable to 20.5% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.7% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 7.8% to overall enrollment growth and K-8 enrollments contributed approximately 14.5% to overall enrollment growth. For the three months ended December 31, 2009, high school enrollments increased 41.9% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 21.6% of our enrollments for the three months ended December 31, 2009 as compared to 18.6% for the same period in the prior year. K-8 enrollments increased 17.6% for the three month period ended December 31, 2009 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 78.4% of our enrollments for the three months ended December 31, 2009 as compared to 81.4% for the same period in the prior year.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2009 were $51.6 million, representing an increase of $1.3 million, or 2.5% as compared to instructional costs and services expenses of $50.3 million for the same period in the prior year. This increase was primarily attributable to a $3.7 million increase in expenses to operate and manage the schools, partially offset by a $2.4 million decrease in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs and services expenses decreased to 55.4% for the three months ended December 31, 2009, as compared to 64.8% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 18.6% to 21.6%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2009 were $24.9 million, representing an increase of $6.0 million, or 31.8%, as compared to selling, administrative and other operating expenses of $18.9 million for the same period in the prior year. This increase is primarily attributable to increases in personnel costs including benefits, student recruiting costs, stock compensation expense, and other professional services. As a percentage of revenues, selling, administrative, and other operating expenses increased to 26.7% for the three months ended December 31, 2009 as compared to 24.4% for the same period in the prior year primarily due to increases in professional services, student recruiting costs, and stock compensation expenses.

Product development expenses.  Product development expenses for the three months ended December 31, 2009 and 2008 were $2.4 million in both periods. As a percentage of revenues, product development expenses decreased to 2.6% for the three months ended December 31, 2009 as compared to 3.1% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Interest expense, net.  Net interest expense for the three months ended December 31, 2009 and 2008 was $0.3 million in both periods. Interest expense was relatively stable as capital lease obligations were relatively unchanged for the three months ended December 31, 2009 as compared to same period in the prior year. In addition, interest income was relatively stable as interest rates and average cash balances were relatively unchanged for the three months ended December 31, 2009 as compared to same period in the prior year.

Income taxes.  Income tax expense for the three months ended December 31, 2009 was $4.4 million, or 31.4% of income before income taxes, as compared to an income tax expense of $2.4 million, or 41.1% of income before taxes, for the same period in the prior year. The decrease in rate is primarily attributable to tax credits recognized in the three months ended December 31, 2009 for research and development activities in the current and prior periods. Without these credits, income tax expense for the three months ended December 31, 2009 would have been $5.9 million or 42.0% of income before taxes.

Noncontrolling interest.  Noncontrolling interest for the three months ended December 31, 2009 was diminutive, as compared to noncontrolling interest of $0.1 million for the same period in the prior year. Noncontrolling interest reflects losses attributable to shareholders in our joint venture.

Comparison of the Six Months Ended December 31, 2009 and Six Months Ended December 31, 2008

Revenues.  Our revenues for the six months ended December 31, 2009 were $199.5 million, representing an increase of $33.3 million, or 20.0%, as compared to revenues of $166.2 million for the same period in the prior year. Average enrollments increased 22.6% to 67,901 for the six months ended December 31, 2009 from 55,366 for the same period in the prior year. The increase in enrollments was primarily attributable to 20.9% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.7% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 7.9% to overall enrollment growth and K-8 enrollments contributed approximately 14.7% to overall enrollment growth. For the six months ended December 31, 2009, high school enrollments increased 41.0% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 22.1% of our enrollments for the six months ended December 31, 2009 as compared to 19.2% for the same period in the prior year. K-8 enrollments increased 18.3% for the six months ended December 31, 2009 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 77.9% of our enrollments for the six months ended December 31, 2009 as compared to 80.8% for the same period in the prior year.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2009 were $109.7 million, representing an increase of $4.9 million, or 4.7% as compared to instructional costs and services of $104.7 million for the same period in the prior year. This increase was primarily attributable to a $7.5 million increase in expenses to operate and manage the schools, partially offset by a $2.6 million decrease in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 55.0% for the six months ended December 31, 2009, as compared to 63.0% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 19.2% to 22.1%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2009 were $58.2 million, representing an increase of $16.5 million, or 39.6%, as compared to selling, administrative and other operating expenses of $41.7 million for the same period in the prior year. This increase is primarily attributable to increases in student recruiting costs, personnel costs including benefits, stock compensation expense, litigation settlement costs, and other professional services. As a percentage of revenues, selling, administrative, and other operating expenses increased to 29.2% for the six months ended December 31, 2009 as compared to 25.1% for the same period in the prior year primarily due to increases in student recruiting costs, professional services, and stock compensation expenses.

Product development expenses.  Product development expenses for the six months ended December 31, 2009 were $4.7 million, representing an increase of $0.1 million, or 1.2%, as compared to product development expense of $4.6 million for the same period in the prior year. As a percentage of revenues, product development expenses decreased to 2.3% for the six months ended December 31, 2009 as compared to 2.8% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Interest expense, net.  Net interest expense for the six months ended December 31, 2009 was $0.7 million, as compared to a net interest expense of $0.2 million for the same period in the prior year. Net interest expense increased primarily due to lower interest income as a result of a decline in interest rates and lower average cash balances for the six months ended December 31, 2009 as compared to same period in the prior year.

Income taxes.  Income tax expense for the six months ended December 31, 2009 was $9.7 million, or 37.1% of income before income taxes, as compared to an income tax expense of $6.2 million, or 40.9% of income before taxes, for the same period in the prior year. The decrease in rate is primarily attributable to tax credits recognized in the six months ended December 31, 2009 for research and development activities in the current and prior periods. Without these credits, income tax expense for the six months ended December 31, 2009 would have been $11.2 million or 42.7% of income before taxes.

Noncontrolling interest.  Noncontrolling interest for the six months ended December 31, 2009 was $0.2 million, as compared to noncontrolling interest of $0.6 million for the same period in the prior year. Noncontrolling interest reflects losses attributable to shareholders in our joint venture.

Liquidity and Capital Resources

As of December 31, 2009 and June 30, 2009, we had cash and cash equivalents of $48.0 million and $49.5 million, respectively. We financed our capital expenditures during the six months ended December 31, 2009 primarily through cash flow from operations and capital lease financing.

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

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2009 was $9.8 million compared to net cash used by operating activities for the six months ended December 31, 2008 of $20.9 million.

The overall increase of $30.7 million in cash provided by operating activities was primarily due to a $7.7 million increase in net income, a $4.3 million decrease in the amount of cash used to finance accounts receivable, an increase in the change in accounts payable of $3.6 million, a $3.3 million increase in depreciation and amortization, a $3.2 million increase for the adjustment for deferred income taxes, a $2.2 million increase in the adjustment for stock based compensation expenses, a $2.2 million decrease in accrued compensation and benefits, and a $1.9 million decrease in the adjustment for the excess tax benefit from stock compensation expense. These amounts were partially offset by a decrease in the change in accrued liabilities of $4.0 million.

The increase in accounts receivable was primarily attributable to our growth in revenues. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. In addition, the fees earned in fiscal year 2009 for administrative and technology services that had been withheld by the Pennsylvania Department of Education in connection with its charter revocation proceeding against the Agora Cyber Charter School were paid as of December 31, 2009. Deferred revenues are primarily a result of invoicing up front fees, not cash payments. Deferred revenues were lower partially due to changes in invoicing terms. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2009 and 2008 was $11.5 million and $14.8 million, respectively.

Net cash used in investing activities for the six months ended December 31, 2009 was primarily due to investment in capitalized curriculum of $6.4 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; and investment of $5.1 million in property and equipment, including internally developed and purchased software.

Net cash used in investing activities for the six months ended December 31, 2008 was attributable to investment in capitalized curriculum of $7.0 million, primarily related to the development of high school courses and elementary school math courses and $7.7 million in property and equipment, including internally developed software.

In addition, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $10.2 million for the six months ended December 31, 2009 as compared to financed purchases of $13.1 million for the same period in the prior year.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2009 was $0.2 million as compared to $14.3 million for the same period in the prior year.

For the six months ended December 31, 2009, net cash provided by financing activities was primarily due to the exercise of stock options of $4.9 million and the excess tax benefit from stock-based compensation of $2.2 million, partially offset by payments on capital leases and notes payable of $6.9 million. As of December 31, 2009, there were no borrowings outstanding on our $35 million line of credit.

For the six months ended December 31, 2008, net cash provided by financing activities was primarily due to the proceeds from the exercise of stock options of $6.3 million, proceeds received from the noncontrolling interest contribution of $5.0 million, proceeds from notes payable of $3.1 million and the excess tax benefit from stock compensation expense of $4.0 million offset by payments on capital leases and notes payable totaling $4.1 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the six months ended December 31, 2009.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the six months ended December 31, 2009 primarily due to approximately $4.0 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2009 and June 30, 2009, we had cash and cash equivalents totaling $48.0 million and $49.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility during the six months ended December 31, 2009, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

On October 13, 2009, as part of a settlement agreement made under the supervision of the United State District Court for the Eastern District of Pennsylvania, the Pennsylvania Department of Education (the “PDE”) terminated its charter revocation proceeding (In re Agora Cyber Charter School, No. 2009-01) against the Agora Cyber Charter School (“Agora”). The settlement agreement also included the dismissal of the two lawsuits brought against us by Agora, Agora Cyber Charter School v. K12 Pennsylvania L.L.C , No. 2009-07375-CA (Chester County Court of Common Pleas) and The Cynwyd Group L.L.C. v. K12 Pennsylvania L.L.C., Civil Action No. 09-0963 (E.D. Pa. 2009), as well as all other related litigation involving Agora, Cynwyd and the PDE. In connection with the settlement, the remainder of the fees owed to the Company for administrative and technology services rendered to Agora for fiscal year 2009 were released from the state escrow account and paid to the Company. In addition, as part of the settlement terms, the Agora Board resigned, severed all contractual relationships with Cynwyd, and was replaced by a new board. The PDE has authorized the new board to submit a charter renewal application which was filed on November 16, 2009. The Company continues to provide educational products and services to Agora in fiscal year 2010 and the Company intends to pursue the opportunity to continue our relationship with the school in future years.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held November 18, 2009 in New York, New York. At the Annual Meeting, eight directors were reelected for terms of one year to the Board of Directors with the following votes cast: Guillermo Bron received 25,732,569 votes for and 6,169 votes were withheld; Nathaniel A. Davis received 25,732,872 votes for and 5,866 votes were withheld; Steven B. Fink received 25,695,032 votes for and 43,706 votes were withheld; Mary H. Futrell received 15,640,032 votes for and 10,098,706 votes were withheld; Ronald J. Packard received 25,710,964 votes for and 27,774 votes were withheld; Jane M. Swift received 25,732,468 votes for and 6,270 votes were withheld; Andrew H. Tisch received 25,666,202 votes for and 72,536 votes were withheld; and Thomas J. Wilford received 17,115,173 votes for and 8,623,565 votes were withheld.

In addition, at the Annual Meeting of Shareholders, the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 was ratified with 25,701,518 votes for, 28,770 votes against, and 8,450 votes abstained.

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

K12 INC.

/s/  RONALD J. PACKARD
Ronald J. Packard
Chief Executive Officer
(Principal Executive Officer, Acting Principal Financial Officer and Authorized Signatory)

Date: February 5, 2010

EXHIBIT INDEX

Number	Description

10.1*	Form of Standard Employee RSA Agreement
10.2*	Form of Standard Employee RSA Agreement (Accelerated Vesting)
10.3*	Form of Standard Director RSA Agreement
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.