Form 10-Q
period 2010-03-31
K12 INC
filed 2010-05-10
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2010, the Registrant had 30,446,232 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(In thousands, except share
	and per share data)

ASSETS
Current assets
Cash and cash equivalents	$66,491	$49,461
Restricted cash and cash equivalents	3,342	2,500
Accounts receivable, net of allowance of $1,908 and $1,555 at March 31, 2010 and June 30, 2009, respectively	93,413	52,532
Inventories, net	22,820	32,052
Current portion of deferred tax asset	4,855	3,888
Prepaid expenses	8,636	7,810
Other current assets	6,368	3,454

Total current assets	205,925	151,697
Property and equipment, net	43,183	37,860
Capitalized curriculum development costs, net	37,166	31,649
Deferred tax asset, net of current portion	4,116	14,619
Goodwill	1,825	1,825
Deposits and other assets	2,247	2,526

Total assets	$294,462	$240,176

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$12,108	$10,366
Accrued liabilities	5,909	7,329
Accrued compensation and benefits	9,942	8,291
Deferred revenue	15,202	3,389
Current portion of capital lease obligations	11,926	10,240
Current portion of notes payable	950	1,034

Total current liabilities	56,037	40,649
Deferred rent, net of current portion	2,243	1,699
Capital lease obligations, net of current portion	10,145	9,222
Notes payable, net of current portion	974	1,906

Total liabilities	69,399	53,476

Commitments and contingencies
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 30,262,378 and 29,290,486 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	3	3
Additional paid-in capital	359,043	343,304
Accumulated deficit	(138,171)	(161,021)

Total K12 Inc. stockholders’ equity	220,875	182,286
Noncontrolling interest	4,188	4,414

Total equity	225,063	186,700

Total liabilities and equity	$294,462	$240,176

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except share and per share data)

Revenues	$96,627	$77,164	$296,149	$243,407

Cost and expenses
Instructional costs and services	56,479	47,868	166,161	152,601
Selling, administrative, and other operating expenses	26,843	19,467	85,069	61,189
Product development expenses	2,924	2,415	7,577	7,015

Total costs and expenses	86,246	69,750	258,807	220,805

Income from operations	10,381	7,414	37,342	22,602
Interest expense, net	(361)	(361)	(1,042)	(518)

Income before income tax expense and noncontrolling interest	10,020	7,053	36,300	22,084
Income tax expense	(3,927)	(3,490)	(13,676)	(9,642)

Net income	6,093	3,563	22,624	12,442
Add (less) net loss (net income) attributable to noncontrolling interest	36	(16)	226	539

Net income — K12 Inc.	$6,129	$3,547	$22,850	$12,981

Net income attributable to common stockholders per share:
Basic	$0.20	$0.12	$0.77	$0.45

Diluted	$0.20	$0.12	$0.76	$0.44

Weighted average shares used in computing per share amounts (see page 7):
Basic	29,951,327	28,863,137	29,658,076	28,664,900

Diluted	30,352,974	29,466,247	30,023,341	29,613,784

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	K12 Inc. Stockholders
			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
	(In thousands, except share data)

Nine months ended March 31, 2010
Balance, June 30, 2009	29,290,486	$3	$343,304	$(161,021)	$4,414	$186,700
Exercise of stock options	777,748	—	6,938	—	—	6,938
Issuance of restricted stock awards	200,946	—	—	—	—	—
Forfeiture of restricted stock awards	(20,540)	—	—	—	—	—
Exercise of stock warrants	6,173	—	50	—	—	50
Exercise of stock warrants on cashless provision	7,565	—	—	—	—	—
Stock based compensation expense	—	—	4,547	—	—	4,547
Excess tax benefit from stock-based compensation	—	—	4,204	—	—	4,204
Net income	—	—	—	22,850	(226)	22,624

Balance, March 31, 2010	30,262,378	$3	$359,043	$(138,171)	$4,188	$225,063

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2010	2009
	(In thousands)

Cash flows from operating activities
Net income	$22,624	$12,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,365	14,914
Stock based compensation expense	4,547	2,000
Excess tax benefit from stock-based compensation	(4,204)	(7,090)
Deferred income taxes	13,741	9,526
Provision for doubtful accounts	353	(402)
Provision for inventory obsolescence	558	35
(Reduction of) provision for student computer shrinkage and obsolescence	(217)	195
Changes in assets and liabilities:
Accounts receivable	(41,234)	(44,760)
Inventories	8,673	(2,659)
Prepaid expenses	(826)	(901)
Other current assets	(2,914)	(1,858)
Deposits and other assets	262	(733)
Accounts payable	1,741	54
Accrued liabilities	(1,419)	5,283
Accrued compensation and benefits	1,651	(4,996)
Deferred revenue	11,813	10,365
Deferred rent	544	30

Net cash provided by (used in) operating activities	34,058	(8,555)

Cash flows from investing activities
Purchase of property and equipment	(7,487)	(10,605)
Purchase of domain name	—	(16)
Capitalized curriculum development costs	(9,305)	(10,695)
Cash invested in restricted cash	(842)	(1,000)

Net cash used in investing activities	(17,634)	(22,316)

Cash flows from financing activities
Repayments on capital lease obligations	(9,575)	(6,358)
Proceeds from notes payable	—	3,130
Repayments on notes payable	(1,011)	(383)
Proceeds from noncontrolling interest contribution	—	5,000
Proceeds from exercise of stock options	6,938	7,147
Proceeds from exercise of stock warrants	50	—
Excess tax benefit from stock-based compensation	4,204	7,090

Net cash provided by financing activities	606	15,626

Net change in cash and cash equivalents	17,030	(15,245)
Cash and cash equivalents, beginning of period	49,461	71,682

Cash and cash equivalents, end of period	$66,491	$56,437

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) sell online curriculum and educational books and materials designed for students in grades K-12 and provide management and technology services to virtual public schools. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location or socio-economic background. In contracting with a virtual public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a personal computer. As of March 31, 2010, the Company served schools in 25 states and the District of Columbia. The Company expanded into four new states in fiscal year 2010: Wyoming, Oklahoma, Alaska and Virginia. In addition, the Company sells access to its online curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009, the condensed consolidated statements of cash flows for the nine months ended March 31, 2010 and 2009, and the condensed consolidated statements of equity for the nine months ended March 31, 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as March 31, 2010, the results of operations for the three and nine months ended March 31, 2010 and 2009, the results of cash flows for the nine months ended March 31, 2010 and 2009 and the condensed consolidated statements of equity for the nine months ended March 31, 2010. The results of the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2010 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed on September 14, 2009, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2009.

3.	Summary of Significant Accounting Policies

Restricted Cash and Cash Equivalents

Restricted cash consists of cash held in escrow pursuant to an agreement with a virtual public school that the Company manages and a purchase agreement with an inventory supplier. The Company established an escrow account each for the benefit of the school’s sponsoring school district in the event a future claim is made and for the benefit of one of the Company’s inventory suppliers upon delivery of materials purchased on behalf of the Company.

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

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheet reflects noncontrolling interest within the equity section of the condensed consolidated balance sheet rather than in the mezzanine section of the condensed consolidated balance sheet. Noncontrolling interest reflected separately within equity is classified separately in the Company’s condensed statements of equity. Net income in the Company’s condensed consolidated statements of cash flows reflects the consolidated earnings of the Company.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In thousands, except		(In thousands, except
	share and per share data)		share and per share data)

Net income available to common shareholders — basic and diluted	$6,129	$3,547	$22,850	$12,981
Weighted average common shares outstanding — basic	29,951,327	28,863,137	29,658,076	28,664,900
Weighted average common shares outstanding — diluted	30,352,974	29,466,247	30,023,341	29,613,784
Net income per common share:
Basic	$0.20	$0.12	$0.77	$0.45
Diluted	$0.20	$0.12	$0.76	$0.44

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Arrangements, a consensus of the FASB Emerging Issues Task Force (ASC Topic 605) which addresses how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and to allocate arrangement consideration using this selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in annual periods beginning after June 15, 2010. The Company is currently evaluating the impact of adoption on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires the disclosure of transfers between Level 1 and Level 2 of the fair value measurement hierarchy and to provide a gross presentation of the activities within the Level 3 rollforward. The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for us on January 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for us on July 1, 2011. The Company’s partial adoption on January 1, 2010 did not have a material impact on our fair value measurement disclosures. The Company is currently evaluating the impact that the full adoption, with respect to the Level 3 rollforward, will have on our fair value measurement disclosures.

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

Capital Leases

As of March 31, 2010, computer equipment and software under capital leases are recorded at a cost of $40.0 million and accumulated depreciation of $20.8 million. The Company has an equipment lease line of credit that expires on August 31, 2010 for new purchases on this line of credit. The interest rate on new purchases under the equipment lease line typically is set quarterly. Borrowings under the equipment lease line have interest rates ranging from 5.0% to 8.8% and include a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the equipment lease line to secure the amounts outstanding. The Company is a party to a guaranty agreement with the lessor to guarantee the obligations under this equipment lease and financing agreement.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at March 31, 2010 was $1.9 million.

The following is a summary as of March 31, 2010 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
March 31,	Leases	Payable	Total

2011	$12,831	$1,023	$13,854
2012	8,050	1,004	9,054
2013	2,450	—	2,450
Thereafter	—	—	—

Total minimum payments	23,331	2,027	25,358
Less amount representing interest (imputed capital lease interest rate of 6.6%)	(1,260)	(103)	(1,363)

Net minimum payments	22,071	1,924	23,995
Less current portion	(11,926)	(950)	(12,876)

Present value of minimum payments, less current portion	$10,145	$974	$11,119

6.	Line of Credit

In September 2009, the credit agreement with PNC Bank (“Credit Agreement”), which was due to expire in December 2009, was renewed for an additional three-year period expiring in December 2012. The Credit Agreement was renewed under substantially the same terms and increased the borrowing limit to $35 million. As of March 31, 2010, there was no outstanding balance on the working capital line of credit.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7.	Stock Option Plan

Stock Options

Stock option activity during the nine months ended March 31, 2010 was as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2009	4,094,208	$14.59
Granted	739,500	17.50
Exercised	(777,748)	8.92
Canceled	(173,169)	17.01

Outstanding, March 31, 2010	3,882,791	$16.17	5.12	$23,465

Stock options exercisable at March 31, 2010	1,800,758	$12.33	4.30	$17,800

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $2.4 million.

The following table summarizes the option grant activity for the nine months ended March 31, 2010.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

July 2009	709,700	$17.46	$8.22	$—
October 2009	15,950	$17.03	$7.91	$—
January 2010	13,850	$20.00	$9.33	$—

	739,500

As of March 31, 2010, there was $8.7 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.87 years. The total fair value of shares vested during the nine months ended March 31, 2010 was $10.7 million. During the nine months ended March 31, 2010, the Company recognized $4.0 million of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2010 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2009	—	$—
Granted	200,946	17.63
Vested	(16,007)	17.46
Canceled	(20,540)	17.46

Outstanding, March 31, 2010	164,399	$17.67

As of March 31, 2010, there was $2.3 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.35 years. The total fair value of shares vested during the nine months ended March 31, 2010 was $0.3 million. During the nine months ended March 31, 2010, the Company recognized $0.5 million of stock based compensation expense related to restricted stock awards.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Warrants

As of March 31, 2010 and June 30, 2009, there were zero and 20,050 outstanding warrants, respectively, to purchase an equivalent number of shares of common stock. These warrants were issued in March 2003 at a price of $8.16 per share in conjunction with promissory notes issued by the Company for funds borrowed from existing shareholders. These warrants were due to expire in December 2009 and as of December 31, 2009, the remaining shareholders exercised all of their outstanding stock purchase warrants for a net issuance of 13,738 shares of common stock after 6,312 warrants were relinquished through a cashless exercise.

Warrant activity during the nine months ended March 31, 2010 was as follows:

Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, June 30, 2009	20,050	$8.16	0.70	$268
Granted	—	—
Exercised	(20,050)	8.16
Canceled	—	—

Outstanding, March 31, 2010	—	$—	—	$—

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred. There are currently no claims or actions pending or threatened against the Company.

10.	Goodwill

During the third quarter of 2010, the Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test will not be performed during the third quarter of 2010. The Company will complete its annual goodwill impairment test as of May 31, 2010.

11.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$989	$967

Cash paid for taxes, net of refunds	$654	$143

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$12,184	$16,013

12.	Subsequent events

In April 2010, a subsidiary of the Company entered into an agreement to establish a joint venture with Middlebury College to form a new entity named Middlebury Interactive Languages LLC. The Company’s investment into this joint venture consisted of cash and contributed assets, including substantially all of its foreign

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

languages subsidiary, in return for a 60% ownership interest. Middlebury College’s investment in the joint venture consisted of cash and contributed assets, including a license to use its trademark and a foreign language instruction summer camps business, in return for a 40% ownership interest. The purpose of the joint venture is to create and distribute innovative, high-quality online language courses under the trademark Middlebury and other marks.

The Company evaluated all events or transactions that occurred after March 31, 2010 through the date the Company issued these condensed consolidated financial statements and determined there were no material events or transactions during this period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (“Annual Report”), including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the current period.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services created for online delivery to students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $170 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well suited for virtual schools and other educational applications.

We deliver our learning system to students primarily through virtual public schools. We offer virtual public schools our proprietary curriculum, online learning platform and academic and management services, through long-term contracts. Academic and management services can range from targeted programs to complete turnkey solutions. As of March 31, 2010, substantially all of our enrollments were served through virtual public schools located in 25 states and the District of Columbia, including four new states approved for fiscal year 2010. For the three months ended March 31, 2010 versus the same period in the prior year, we increased enrollments in the virtual public schools we serve to 67,560 students from 56,022 students, an increase of 20.6%. Additionally, for the three months ended March 31, 2010 versus the same period in the prior year, we increased revenues to $96.6 million from $77.2 million, an increase of 25.2%.

For the three months ended March 31, 2010, approximately 85.5% of our enrollments were associated with virtual public schools to which we provide turnkey management services as compared to 85.7% for the same period in the prior year. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by each school, up to the level of costs incurred by the school. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. For schools where we do not provide turnkey management services, our revenues are limited to direct invoices and are independent of the total funds received by the school from a state or district.

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

Executive Management

We recently added two new executives to our senior management team. On May 5, 2010, Harry T. Hawks commenced his employment with the Company and will be appointed by the Company’s Board of Directors as Executive Vice President and Chief Financial Officer at its regularly scheduled Board meeting on May 20, 2010. Previously, Mr. Hawks served as Executive Vice President and Chief Financial Officer at Hearst Television Inc. On March 22, 2010, Robert L. Moon joined the Company as Chief Information Officer. Mr. Moon previously served as Chief Information Officer at LeapFrog Enterprises Inc. and ViewSonic Corporation.

Formulation of Joint Venture

In April 2010, one of our subsidiaries entered into an agreement to establish a joint venture with Middlebury College to form a new entity named Middlebury Interactive Languages LLC. Our investment into this joint venture consisted of cash and contributed assets, including substantially all of our foreign languages subsidiary, in return for a 60% ownership interest. Middlebury College’s investment in the joint venture consisted of cash and contributed assets, including a license to use its trademark and a foreign language instruction summer camps business, in return for a 40% ownership interest. The purpose of the joint venture is to create and distribute innovative, high-quality online language courses under the trademark Middlebury and other marks.

Discussion of Seasonality

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months that the virtual public schools we serve are fully operational and changes in the number of enrollments. We usually experience a seasonal increase in enrollments during August and September, prior to the beginning of our academic year. The seasonal increase is the sum of new enrollments less withdrawals. Students also enroll and withdraw to a lesser extent during the school year. While school administrative offices are generally open year round, a school typically serves students during a ten-month academic year. A school’s academic year will typically start in August or September, our first fiscal quarter, and finish in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters may have fewer than three months of full school operations when compared to the second and third fiscal quarters.

In the first fiscal quarter, we ship and recognize revenues for materials to students for the beginning of the school year. This generally results in higher revenues from the shipment of materials in the first quarter versus other quarters. In the first and fourth fiscal quarters, online curriculum and computer revenues are generally lower as these revenues are primarily earned during the school academic year which may provide for only one or two months of these revenues in these quarters versus the second and third fiscal quarters. The combined effect of these factors results in higher revenues in the first fiscal quarter than in the subsequent quarters.

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

Developments in Education Funding

Our annual revenue growth is impacted by changes in state or district per enrollment funding levels, which are generally set through the relevant state’s budgetary process. Due to the recession, many states have reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (“ARRA”) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative in many states and had a negative effect on our revenue and income for our third quarter and year-to-date results. Our year-to-date financial results through March 31, 2010 reflect our estimates of annual school revenues and expenses, including ARRA funds, state funding reductions and expense reductions that we undertook in order to mitigate the impact of the funding reductions that have occurred. At this time, many states still have budget issues and the specific level of federal funding for the coming years is not yet known so it is possible we could experience lower per enrollment funding in the future.

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

Results of Operations

The following table sets forth average enrollment data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Total Enrollments	67,560	56,022	67,755	55,647

Managed Enrollments as percentage of total enrollments	85.5%	85.7%	85.3%	85.5%
Non-managed Enrollments as a percentage of total enrollments	14.5%	14.3%	14.7%	14.5%

Total enrollments	100.0%	100.0%	100.0%	100.0%

High School enrollments as a percentage of total	22.0%	18.6%	22.1%	19.0%
K-8 enrollments as a percentage of total enrollments	78.0%	81.4%	77.9%	81.0%

Total enrollments	100.0%	100.0%	100.0%	100.0%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Revenues	$96,627	$77,164	$296,149	$243,407

Cost and expenses
Instructional costs and services	56,479	47,868	166,161	152,601
Selling, administrative, and other operating expenses	26,843	19,467	85,069	61,189
Product development expenses	2,924	2,415	7,577	7,015

Total costs and expenses	86,246	69,750	258,807	220,805

Income from operations	10,381	7,414	37,342	22,602
Interest expense, net	(361)	(361)	(1,042)	(518)

Income before income taxes and non controlling interest	10,020	7,053	36,300	22,084
Income tax expense	(3,927)	(3,490)	(13,676)	(9,642)

Net income	$6,093	$3,563	$22,624	$12,442
Add (less) net loss (income) attributable to noncontrolling interests	$36	$(16)	$226	$539

Net Income — K12 Inc.	$6,129	$3,547	$22,850	$12,981

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	58.5	62.1	56.1	62.7
Selling, administrative, and other operating expenses	27.8	25.2	28.7	25.1
Product development expenses	3.0	3.1	2.6	2.9

Total costs and expenses	89.3	90.4	87.4	90.7

Income from operations	10.7	9.6	12.6	9.3
Interest expense, net	(0.3)	(0.5)	(0.3)	(0.2)

Income before income taxes and non controlling interest	10.4	9.1	12.3	9.1
Income tax expense	(4.1)	(4.5)	(4.6)	(4.0)

Net income	6.3%	4.6%	7.7%	5.1%
Add (less) net loss (income) attributable to noncontrolling interests	0.0%	0.0%	0.1%	0.2%

Net income — K12 Inc.	6.3%	4.6%	7.8%	5.3%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three and nine months ended March 31, 2010 as compared to the same periods in the prior year.

Comparison of the Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

Revenues.  Our revenues for the three months ended March 31, 2010 were $96.6 million, representing an increase of $19.5 million, or 25.2%, as compared to revenues of $77.2 million for the same period in the prior year. Average enrollments increased 20.6% to 67,560 for the three months ended March 31, 2010 from 56,022 for the same period in the prior year. The increase in enrollments was primarily attributable to 18.8% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 7.9% to overall enrollment growth and K-8 enrollments contributed approximately 12.7% to overall enrollment growth. For the three months ended March 31, 2010, high school enrollments increased 42.6% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 22.0% of our enrollments for the three months ended March 31, 2010 as compared to 18.6% for the same period in the prior year. K-8 enrollments increased 15.6% for the three month period ended March 31, 2010 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 78.0% of our enrollments for the three months ended March 31, 2010 as compared to 81.4% for the same period in the prior year. Also contributing to the growth in revenues was an increase in grant funding at schools where we provide turnkey management services.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2010 were $56.5 million, representing an increase of $8.6 million, or 17.9% as compared to instructional costs and services expenses of $47.9 million for the same period in the prior year. This increase was primarily attributable to a $8.4 million increase in expenses to operate and manage the schools, in addition to a $0.2 million increase in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs and services expenses decreased to 58.5% for the three months ended March 31, 2010, as compared to 62.1% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 18.6% to 22.0%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2010 were $26.8 million, representing an increase of $7.4 million, or 37.9%, as compared to selling, administrative and other operating expenses of $19.5 million for the same period in the prior year. This increase is primarily attributable to increases in personnel costs including benefits, student recruiting costs, and other professional services. As a percentage of revenues, selling, administrative, and other operating expenses increased to 27.8% for the three months ended March 31, 2010 as compared to 25.2% for the same period in the prior year primarily due to increases in personnel costs including the expansion of our institutional sales force, student recruiting, and professional services.

Product development expenses.  Product development expenses for the three months ended March 31, 2010 were $2.9 million, representing an increase of $0.5 million, or 21.1 percent as compared to product development expenses of $2.4 million for the same period in the prior year. As a percentage of revenues, product development expenses decreased to 3.0% for the three months ended March 31, 2010 as compared to 3.1% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Interest expense, net.  Net interest expense for the three months ended March 31, 2010 and 2009 were $0.4 million for both periods. Interest expense was relatively stable as capital lease obligations were relatively unchanged for the three months ended March 31, 2010 as compared to same period in the prior year.

Income taxes.  Income tax expense for the three months ended March 31, 2010 was $3.9 million, or 39.2% of income before income taxes, as compared to an income tax expense of $3.5 million, or 49.5% of income before taxes, for the same period in the prior year. The decrease in the tax rate is primarily due to state tax credits in the three months ended March 31, 2010 and a timing difference in the treatment of the deferred tax asset allowance related to stock compensation expense in the three months ended March 31, 2009.

Noncontrolling interest.  Noncontrolling interest for the three months ended March 31, 2010 and 2009 was diminutive. Noncontrolling interest reflects losses attributable to shareholders in our joint venture in the Middle East.

Comparison of the Nine Months Ended March 31, 2010 and Nine Months Ended March 31, 2009

Revenues.  Our revenues for the nine months ended March 31, 2010 were $296.1 million, representing an increase of $52.7 million, or 21.7%, as compared to revenues of $243.4 million for the same period in the prior year. Average enrollments increased 21.8% to 67,755 for the nine months ended March 31, 2010 from 55,647 for the same period in the prior year. The increase in enrollments was primarily attributable to 20.0% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 7.9% to overall enrollment growth and K-8 enrollments contributed approximately 13.9% to overall enrollment growth. For the nine months ended March 31, 2010, high school enrollments increased 41.7% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 22.1% of our enrollments for the nine months ended March 31, 2010 as compared to 19.0% for the same period in the prior year. K-8 enrollments increased 17.6% for the nine months ended March 31, 2010 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 77.9% of our enrollments for the nine months ended March 31, 2010 as compared to 81.0% for the same period in the prior year. Also contributing to the growth in revenues was an increase in grant funding at schools where we provide turnkey management services.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2010 were $166.2 million, representing an increase of $13.6 million, or 8.9% as compared to instructional costs and services of $152.6 million for the same period in the prior year. This increase was primarily attributable to a $16.0 million increase in expenses to operate and manage the schools, partially offset by a $2.4 million decrease in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 56.1% for the nine months ended March 31, 2010, as compared to 62.7% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 19.0% to 22.1%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2010 were $85.1 million, representing an increase of $23.9 million, or 39.0%, as compared to selling, administrative and other operating expenses of $61.2 million for the same period in the prior year. This increase is primarily attributable to increases in personnel costs including benefits and stock compensation expense, student recruiting costs, professional services, and litigation settlement costs. As a percentage of revenues, selling, administrative, and other operating expenses increased to 28.7% for the nine months ended March 31, 2010 as compared to 25.1% for the same period in the prior year primarily due to increases in personnel costs including the expansion of our institutional sales force, student recruiting, and professional services.

Product development expenses.  Product development expenses for the nine months ended March 31, 2010 were $7.6 million, representing an increase of $0.6 million, or 8.0%, as compared to product development expenses of $7.0 million for the same period in the prior year. As a percentage of revenues, product development expenses decreased to 2.6% for the nine months ended March 31, 2010 as compared to 2.9% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Interest expense, net.  Net interest expense for the nine months ended March 31, 2010 was $1.0 million, as compared to a net interest expense of $0.5 million for the same period in the prior year. Net interest expense increased primarily due to lower interest income as a result of a decline in interest rates for the nine months ended March 31, 2010 as compared to same period in the prior year.

Income taxes.  Income tax expense for the nine months ended March 31, 2010 was $13.7 million, or 37.7% of income before income taxes, as compared to an income tax expense of $9.6 million, or 43.7% of income before taxes, for the same period in the prior year. The decrease in rate is primarily attributable to tax credits recognized in the nine months ended March 31, 2010 for research and development activities in the current and prior periods. Without these credits, income tax expense for the nine months ended March 31, 2010 would have been $14.9 million or 41.1% of income before taxes.

Noncontrolling interest.  Noncontrolling interest for the nine months ended March 31, 2010 was $0.2 million, as compared to noncontrolling interest of $0.5 million for the same period in the prior year. Noncontrolling interest reflects losses attributable to shareholders in our joint venture in the Middle East.

Liquidity and Capital Resources

As of March 31, 2010 and June 30, 2009, we had cash and cash equivalents of $66.5 million and $49.5 million, respectively. We financed our capital expenditures during the nine months ended March 31, 2010 primarily through cash flow from operations and capital lease financing.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for additional courses, new releases of existing courses and internal systems enhancements to remain relatively stable for fiscal year 2010 as compared to the prior year and expenditures for computers to support virtual school enrollments to increase proportionately with enrollment growth. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we have begun to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt or a combination thereof.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2010 was $34.1 million compared to net cash used by operating activities for the nine months ended March 31, 2009 of $8.6 million.

The increase in accounts receivable was primarily attributable to our growth in revenues. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing up front fees, not cash payments. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year. The decrease in cash used in inventories is primarily due to lower purchases in the nine months ended March 31, 2010 as compared to the same period in the prior year as we are benefiting from improved inventory efficiencies through our purchasing activities and fulfillment operations. The increase in cash provided by accrued compensation and benefits is primarily due to an increase in accrued incentive compensation, vacation and benefits. The increase in cash used in accrued liabilities is partially due to higher accrued liabilities for one-time items in the nine months ended March 31, 2009.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2010 and 2009 was $17.6 million and $22.3 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2010 was primarily due to investment in capitalized curriculum of $9.3 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; investment of $7.5 million in property and equipment, including internally developed and purchased software, and cash placed in escrow of $0.8 million.

Net cash used in investing activities for the nine months ended March 31, 2009 was primarily due to investment in capitalized curriculum of $10.7 million, primarily related to the production of high school courses and elementary school math courses, investment of $10.6 million in property and equipment, including internally developed and purchased software, and cash placed in escrow of $1.0 million.

In addition, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $12.2 million for the nine months ended March 31, 2010 as compared to financed purchases of $16.0 million for the same period in the prior year.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2010 and 2009 was $0.6 million and $15.6 million, respectively.

For the nine months ended March 31, 2010, net cash provided by financing activities was primarily due to the exercise of stock options of $6.9 million and the excess tax benefit from stock-based compensation of $4.2 million, partially offset by payments on capital leases and notes payable of $10.6 million. As of March 31, 2010, there were no borrowings outstanding on our $35 million line of credit.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the nine months ended March 31, 2010 from those disclosed in our fiscal year 2009 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the nine months ended March 31, 2010 primarily due to approximately $2.6 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2010 and June 30, 2009, we had cash and cash equivalents totaling $66.5 million and $49.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2010, fluctuations in interest rates had no impact on our interest expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this review, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Internal Control over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15-d-15 under the Exchange Act that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

None.

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

K12 INC.

/s/  RONALD J. PACKARD
Ronald J. Packard
Chief Executive Officer

Date: May 10, 2010

EXHIBIT INDEX

Number	Description

10.1*	Employment Agreement of Harry T. Hawks
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.