Form 10-K
period 2010-06-30
K12 INC
filed 2010-09-13
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33883
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of December 31, 2009 was approximately $500,449,800.

Number of shares outstanding of each class of common equity as of September 10, 2010: 30,589,173 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K specific portions of its proxy statement for the registrant’s 2010 Annual Meeting of Stockholders.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (Annual Report) to “K12”, “K12”, “Company”, “we”, “our”, and “us” refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to: the reduction of per pupil funding amounts at the schools we serve; reputation harm resulting from poor performance or misconduct by other virtual school operators; challenges from virtual public school opponents; failure of the schools we serve to comply with regulations resulting in a loss of funding; discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes; termination of our contracts with schools due to a loss of authorizing charter, failure to renew existing contracts with schools; and increased competition.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial conditions may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1 — Item 1A — Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1 — Item 1A — Risk Factors” of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Our Company

We are a technology-based education company. We offer proprietary curriculum and educational services designed to facilitate individualized learning for students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $175 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online public district programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

We increased total average enrollments in the virtual public schools we serve from 54,962 in fiscal year 2009 to 66,811 in fiscal year 2010, a growth rate of 21.6%. These enrollments exclude students in our direct-to-consumer, private school, and international channels, as well as our pilot programs. Over the same period, we increased revenues from $315.6 million to $384.5 million, a growth rate of 21.8%, increased operating income from $22.3 million to operating income of $35.5 million, a growth rate of 58.8%, and increased net income-K12 Inc. from $12.3 million to net income-K12 Inc. of $21.5 million, a growth rate of 74.8%. Also over the same timeframe, we increased EBITDA, a non-GAAP measure (see reconciliation on page 51), from $43.2 million to $61.2 million, a growth rate of 41.8%.

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

We deliver our learning system to students primarily through virtual public schools and are building an institutional business with sales directly to school districts. The virtual public schools we serve, as with any public school, must meet state educational standards, administer proctored exams and are subject to fiscal oversight. The fundamental difference is that students attend virtual public schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or private school is not an option, virtual public schools can provide a compelling choice. This widespread availability makes them the “most public” of schools. From an education policy standpoint, virtual public schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average reported by the U.S. Department of Education. Finally, because parents are generally not required to pay tuition, virtual public schools make our learning system available to the broadest range of students.

We offer virtual public schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions. Without the requirement of a physical classroom, virtual schools can be scaled quickly to accommodate a large dispersed student population, and allow more capital resources to be allocated towards teaching, curriculum and technology rather than towards a physical infrastructure.

For the 2010-11 school year, we will manage schools in 27 states and the District of Columbia. For the most part, these schools are able to enroll students on a statewide basis. Most of these enrollments are in virtual public schools. We are serving a growing number of hybrid schools the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we have added the iQ Academies that serve statewide virtual public schools in six states where we also serve other schools.

A new online alternative for students are district-based programs that typically only accept enrollments from their own district. We have established a dedicated sales team to focus on this sector, and through our acquisition of KCDL in July 2010, we increased the size and expertise of this sales team and expanded our course portfolio to provide school districts with more options. The services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with a single elective or core course.

In addition, parents can purchase our curriculum and learning solutions directly to facilitate or supplement their children’s education. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This private school is accredited and enables us to offer students throughout the United States and worldwide the same full-time education programs that we provide to the virtual public schools we serve. This school is organized as a private international school and enrolled students can interact with their classmates from more than 60 countries. Through our acquisition of KCDL, we have added The Keystone School, a private school that has been serving students for over 35 years and offers online and correspondence courses.

In April 2010, we formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. We contributed substantially all of the assets in our Power-Glide Language Courses Inc. (Power-Glide), subsidiary, along with certain intellectual property licenses and cash for a 60% interest in the joint venture. As a majority-owned subsidiary, we will consolidate the financial statements of MIL into our financial statements. Middlebury contributed a license to use its school name, its Middlebury-Monterey Language Academy (MMLA) business and cash for a 40% interest in the joint venture. We offer these MIL courses in our virtual public schools and believe they have wide applicability in online learning. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and our expertise in online education. Language faculty from Middlebury will work with us to develop and manage the academic content of the Web-based language courses, which we will offer through its online education programs. The new courses will use features such as animation, music, videos and other elements that immerse students in new languages. The first courses, beginner French and Spanish for high school students, will be offered for the 2010-11 school year. The joint venture will also expand the Middlebury-Monterey Language Academy, a language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German and Spanish at its summer four-week residential session at four college campuses.

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, for approximately $63 million in 2.75 million non-voting shares of a new class of preferred stock (Series A Shares). If approved by a shareholder vote, these shares are eligible to convert to common stock on a one-for-one basis. If converted and outstanding for the full fiscal year ended June 30, 2010, the Series A Shares would have increased our total dilutive shares outstanding by approximately 9.2%. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school), and The Keystone School

(international online private school). Aventa Learning offers to schools and school districts over 140 core, elective and AP® courses in grades 6-12, from credit recovery courses to full-scale virtual school programs, as well as instructional services. Aventa Learning is accredited by the Northwest Association of Accredited Schools (NAAS). The Keystone School is an online private school for middle and high school students, which is also accredited by the NAAS. It was established in 1974 and has served over 250,000 students from 84 countries. The school enrolls both full-time and part-time students and its course offerings are supported by certified teachers. The iQ Academies are statewide online public schools that partner with school districts or public charter schools to serve middle and high school students. iQ Academies currently operate in Kansas, Minnesota, Nevada, Texas, Washington, and Wisconsin. With the formation of MIL and the addition of KCDL, we believe we have improved our growth potential and the ability to scale our business even further.

Families that choose our educational programs for their children come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction so as to maximize their child’s potential. Examples include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a “one size fits all” traditional classroom; (ii) safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students with geographic or travel constraints; and (v) student-athletes and performers who are not able to attend regularly scheduled classes. Our individualized learning approach allows students to optimize their individual academic performance and, therefore, their chances of achieving their goals.

Our History

We were founded in 2000 to utilize advances in technology to provide children access to a high-quality education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. The convergence of these concerns and rapid advances in Internet technology created the opportunity to make a significant impact by deploying a high quality learning system on a flexible, online platform.

In fiscal year 2002, after 18 months of research and development of our curriculum, we launched our kindergarten through 2nd grade offering in two states and served approximately 900 average enrollments. By fiscal year 2005, we completed our K-8 offering and served 10 new states. Over the next three years, we completed our high school offering and served another nine states. In fiscal year 2006, we developed and launched our first hybrid program that combines face-to-face time in a classroom with online instruction.

In fiscal year 2007, we acquired Power-Glide Language Courses Inc. (Power-Glide), a provider of online world language courseware and later that year, we completed our initial public offering of our common stock on the New York Stock Exchange. In fiscal year 2008, we launched the K12 International Academy and later that year, entered into a joint venture to distribute our learning system in the Gulf Cooperating Countries with a branch facility in Dubai. In fiscal year 2010, we added four states and increased our average enrollments to approximately 67,000 students. In fiscal year 2010, besides serving new states, we formed a joint venture with Middlebury College to develop world languages courses and acquired KC Distance Learning, Inc. For the 2010-11 school year, we began serving virtual public schools in Massachusetts and Michigan and now fully manage schools in 27 states and the District of Columbia.

Our Market

The U.S. market for K-12 education is large and growing. For example:

•	According to the National Center for Education Statistics (NCES), a division of the U.S. Department of Education, approximately 50 million students attended K-12 public schools during the 2009-10 school year. In addition, according to National Home Education Research, approximately two million students are home schooled and, according to 2009 NCES report, approximately six million students are enrolled in private schools.

•	According to the NCES, the public school system alone encompassed more than 98,000 schools and approximately 14,000 districts during the 2008-09 school year.

•	The NCES estimates that total spending in the K-12 market was $661 billion for the 2009-10 school year.

Parents and lawmakers are demanding increased standards and accountability in an effort to improve academic performance in U.S. public schools. As a result, each state is now required to establish performance standards and to regularly assess student progress relative to these standards. We expect continued focus on academic standards, assessments and accountability in the future. The precise forms of accountability will be debated as part of the reauthorization of the federal Elementary and Secondary Education Act (ESEA), which could occur as soon as 2011. The Obama Administration has issued a Blueprint for ESEA Reauthorization and we view the focus on quality curriculum in this initiative to achieve the goal of college-ready students as a positive step and one that is consistent with the rigor of our academic programs and curriculum.

Many parents and educators are also seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1988 to provide an alternative to traditional public schools. Currently, 40 states and the District of Columbia have passed charter school legislation and there are approximately 5,000 charter schools in the U.S. with an estimated enrollment of over 1.5 million students according to the Center for Education Reform. Similarly, acceptance of online learning initiatives, including not only virtual schools but also online testing and Internet-based professional development, has become widespread. According to the International Association for K-12 Online Learning, as of August 2010, 46 states had established a significant form of online learning initiative, and Alabama became the second state in the country after Michigan to pass legislation mandating that high school students take an online or technology enhanced course in order to graduate. In addition, the current presidential administration has supported charter school growth by linking the removal of restrictions on the growth of charter schools to federal stimulus funding, including “Race to the Top” grants. As a result, many states that have placed enrollment caps or other limitations on charter schools, including online charter schools, are in the process of eliminating or revising such restrictions. Both Massachusetts and Michigan passed legislation in 2010 which encouraged the development of full-time online schools.

Educational Philosophy

The design, development and delivery of our proprietary learning system that facilitates individualized learning is utilized in the virtual public schools and public hybrid schools that account for most of our revenue is based on the following set of guiding principles:

•	Apply “Tried and True” Educational Approaches for Instruction. Our learning system is designed to utilize both “tried” and “true” methods to drive academic success. “True” methodologies are based on cognitive research regarding the way in which individuals learn. We also supplement our learning system with teaching tools and methodologies that have been tested, or “tried,” and proven to be effective. This “tried and true” philosophy allows us to benefit from both decades of research about learning, and effective methods of teaching.

•	Employ Technology Appropriately for Learning. While all of our courses are delivered primarily through an online platform and generally include a significant amount of online content, we employ technology only where we feel it is appropriate and can enhance the learning process. In addition to online content, our curriculum includes a rich mix of course materials, including engaging textbooks and hands-on materials such as phonics kits and musical instruments. Furthermore, our teachers utilize telephonic contact as well as email and virtual electronic classrooms. We believe our balanced use of technology and more traditional approaches help to maximize the effectiveness of our learning system.

•	Base Learning Objectives on “Big Ideas.” We refer to “big ideas” as the key, subconscious frameworks that serve as the foundation to a student’s future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist’s understanding of quantum mechanics; therefore, we teach 1st graders the fundamentals of waves. We use these “big ideas” to organize and provide the master objectives of every course we develop.

•	Assess Every Objective to Ensure Mastery. Ongoing assessments are the most effective way to evaluate a student’s mastery of a lesson or concept. To facilitate effective assessment, our curriculum establishes clear objectives for each lesson. Throughout a course, each student’s progress is assessed at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well-timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.

•	Facilitate Flexibility as the Level, Pace and Hours Spent on Each Objective Vary by Child. We believe that each student should be challenged appropriately. Generally, adequate progress for most students is to complete one academic year’s curriculum within a nine-month school year. Each individual student may take greater or fewer instructional hours and more or less effort than the average student to achieve this progress. Our learning system is designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

•	Prioritize Important, Complex Objectives. We have developed a clear understanding of those subjects and concepts that are difficult for students. Greater instructional effort is focused on the most important and difficult concepts and skills. We use existing research, feedback from parents and students and experienced teacher judgments to determine these priorities, and to modify our learning system to guide the allocation of each student’s time and effort.

•	Ensure Fundamental Content Soundness. Our credentialed subject matter experts (SMEs) or “Content Specialists” bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from nearly 40 national and international subject-area associations.

Products and Services

Our Products

Curriculum

Our curriculum consists of the online lessons, learning kits and lesson guides. We have developed an extensive catalogue of proprietary courses designed to teach concepts to students from kindergarten through 12th grade. A single year-long course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace.

Online Lessons.  Our online lessons are accessed through an Online School (OLS) platform for K-8, or the e-college platform for high school. Each online lesson provides the roadmap for the entire lesson including direction to specific online and offline materials, online lesson content and a summary of the major objectives for the lesson. Lessons utilize a combination of innovative technologies including flash animations, audio, video and other online interactivity, coordinated textbooks and hands-on materials and individualized feedback to create an engaging, responsive and highly effective curriculum. Each lesson also contains an online assessment to ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assessment, are also included.

Learning Kits.  Many of our courses utilize a series of learning kits in conjunction with the online lessons to help maximize the effectiveness of our learning system. In addition to receiving access to our online lessons through the Internet, each student receives a shipment of materials, including award winning textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials which are incorporated throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate in our learning system. Most of the textbooks we use are proprietary textbooks that are written in a way that is designed to be engaging to students and to complement the online experience. We have also converted an initial set of our books into an electronic format enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials is a competitive advantage.

Lesson Guides.  Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Our Course Offerings

The following table provides a list of our K-8 and high school course offerings marketed under the K12 trademarks:

English and Language Arts	Mathematics	Science	History	World Languages	Music/Art/Other

Elementary School	Kindergarten Language Arts
Kindergarten Phonics
1st Grade Language Arts
1st Grade Phonics
2nd Grade Language Arts
3rd Grade Language Skills
3rd Grade Spelling
3rd Grade Literature
4th Grade Language Skills
4th Grade Spelling
4th Grade Literature
5th Grade Language Skills
5th Grade Spelling
5th Grade Literature
MARK[12] Reading I
MARK[12] Reading II
MARK[12] Reading III	Kindergarten Math 1st Grade Math 2nd Grade Math 3rd Grade Math 4th Grade Math 5th Grade Math Math+ Blue Math+ Green Math+ Orange Math+ Purple Math+ Red Math+ Yellow	Kindergarten Science 1st Grade Science 2nd Grade Science 3rd Grade Science 4th Grade Science 5th Grade Science	Kindergarten History Kindergarten Social Studies 1st Grade History 2nd Grade History 3rd Grade History 4th Grade History American History Before 1865	Spanish Elementary Year 1 Spanish Elementary Year 2 French Elementary Year 1 French Elementary Year 2 German Elementary Year 1 German Elementary Year 2 Latin Elementary Year 1	Kindergarten Art
1st Grade Art
2nd Grade Art
3rd Grade Art
4th Grade Art
Intermediate Art: American A

Preparatory Music
Beginning 1 Music
Beginning 2 Music
Introduction to Music
Intermediate 1 Music
Intermediate 2 Music
Intermediate 3 Music
Exploring Music

Introduction to Online
Learning K — 2
Introduction to Online
Learning 3 — 5
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
ENG106: Literary Analysis
and Composition I (Credit Recovery)
ENG202: Literary Analysis
and Composition II
ENG203: Literary Analysis
and Composition II
ENG204: Honors Literary
Analysis and Composition II
ENG206: Literary Analysis
and Composition II (Credit Recovery)
ENG302: American Literature
ENG303: American Literature
ENG304: Honors American Literature
ENG306: American
Literature (Credit Recovery)
ENG402: British and World Literature
ENG403: British and World Literature
ENG404: Honors British and World Literature
ENG406: British and World
Literature (Credit Recovery)
ENG500: AP® English Language and Composition
ENG510: AP® English Literature and Composition
ENG010: Journalism
ENG001: English Foundations I
ENG011: English Foundations II	MTH112: Pre-Algebra
MTH113: Pre-Algebra
MTH116: Pre-Algebra (Credit Recovery)
MTH122: Algebra I
MTH123: Algebra I
MTH124: Honors Algebra I
MTH126: Algebra I (Credit Recovery)
MTH202: Geometry
MTH203: Geometry
MTH204: Honors Geometry
MTH206: Geometry (Credit Recovery)
MTH302: Algebra II
MTH303: Algebra II
MTH304: Honors Algebra II
MTH306: Algebra II (Credit
Recovery)
MTH312: Business & Consumer
Math MTH403:
Pre-Calculus/ Trigonometry
MTH500: AP® Calculus AB
MTH510: AP® Statistics
MTH001: Math Foundations I
MTH011: Math Foundations II	SCI102: Physical Science
SCI106: Physical Science (Credit
Recovery)
SCI112: Earth Science
SCI113: Earth Science
SCI114: Honors Earth Science
SCI116: Earth Science (Credit
Recovery)
SCI202: Biology
SCI203: Biology
SCI204: Honors Biology
SCI206: Biology (Credit
Recovery)
SCI302: Chemistry
SCI303: Chemistry
SCI304: Honors Chemistry
SCI306: Chemistry (Credit
Recovery)
SCI403: Physics
SCI404: Honors Physics
SCI500: AP® Biology
SCI510: AP® Chemistry
SCI520: AP® Physics B
SCI010: Environmental Science
SCI020: Life Science: Oceanography	HST102: World History
HST103: World History
HST104: Honors World History
HST202: Modern World Studies
HST203: Modern World Studies
HST204: Honors Modern World Studies
HST206: Modern World Studies (Credit Recovery)
HST212: Geography and World Cultures
HST213: Geography and World Cultures
HST302: U.S. History
HST303: U.S. History
HST304: Honors U.S. History
HST306: U.S. History (Credit Recovery)
HST312: Modern U.S. History
HST313: Modern U.S. History
HST314: Honors Modern U.S. History
HST316: Modern U.S. History (Credit Recovery)
HST402: U.S. Government and Politics
HST403: U.S. Government and Politics
HST412: U.S. and Global Economics
HST413: U.S. and Global Economics
HST500: AP® U.S. History
HST510: AP® U.S. Government and Politics
HST520: AP® Macroeconomics
HST530: AP® Microeconomics
HST540: AP® Psychology
HST550: AP® European History
HIH100: Modern History of Hawai’i
WAH100: Washington State History
HST010: Anthropology
HST020: Psychology
HST030: Macroeconomics	WLG100: Spanish I
WLG200: Spanish II
WLG300: Spanish III
WLG500:
AP®
Spanish Language
WLG110: French I
WLG210: French II
WLG310: French III
WLG510:AP® French Language
WLG120: German I
WLG220: German II
WLG130: Latin I
WLG230: Latin II
WLG140: Chinese I
WLG240: Chinese II	ART010: Fine Art
ART020: Music Appreciation
ORN010: Online Learning 10-11
ORN030: Introduction to Online
Learning
ORN100: Finding Your Path I
ORN200: Finding Your Path II
ORN300: Finding Your Path III
ORN400: Finding Your Path IV

OTH010: Skills for Health
OTH020: Physical Education
OTH040: Reaching Your Academic
Potential
OTH050: Achieving Your Career and College Goals

PRJ010: Service Learning
BUS010: Business Communication and Career Exploration
BUS020: Business and Personal
Relationships
BUS030: Personal Finance
BUS040: Introduction to
Entrepreneurship
BUS050: Introduction to
Entrepreneurship II
BUS060: Introduction to Marketing I
BUS070: Introduction to Marketing II

TCH010: Computer Literacy I
TCH016: Flash Animation
TCH017: 3D Art I — Modeling
TCH018: 3D Art II — Animation
TCH019: Computer-Aided Design (CAD)
TCH020: Computer Literacy II
TCH026: Audio Engineering
TCH027: Green Design and Technology
TCH028: Digital Arts I
TCH029: Digital Arts II
TCH030: Digital Photography and Graphics
TCH040: Web Design
TCH050: Digital Video Production
TCH060: C++ Programming
TCH070: Game Design ICH080: Game Design II
TCH090: Online Game Design

Notes: Italicized courses are licensed on a per enrollment basis from third parties for the 2010-11 school year. World language courses represent Middlebury Interactive Language courses offered through our joint venture with Middlebury College.

K-8 Courses

From kindergarten through 8th grade, our courses are categorized into six major subject areas: English and Language Arts, Mathematics, Science, History, Art and Music, and World Languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education. These courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas that each student will need to master the major subject areas, meet state standards and complete more advanced coursework. Unlike a traditional classroom education, our learning system offers the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

Our new MARK12 Reading program is designed to bring students in grades 3-5 up to grade level reading abilities within one calendar year, while our new Middle School Pre-Algebra and Algebra courses include an award-winning textbook that supplements online lessons which provide demonstrations of concepts, as well as interactive problems with contextual feedback. In addition, the flexibility of our learning system allows us to tailor our curriculum to state specific requirements. For example, we have developed 39 courses specifically created for Arkansas, Georgia, Hawaii, South Carolina, Texas, Utah, Washington, and Virginia public schools. In addition to the ongoing evolution and full-scale deployment of our innovative K-5 Math+ program, we also created 54 custom Math+ sequences to serve specific state-based needs.

High School Courses

The curriculum sought by students in each of the high school grades is much broader and varies from student to student, largely as a result of the increased flexibility in course selection required for high school students. Journalism, Environmental Science, AP® European History, and Service Learning highlight the list of new high school course offerings this year. Our proprietary core curriculum accounts for approximately 90% of our high school course enrollments and we offer other more specialized electives licensed from third-parties.

Aventa, iQ Academies, and The Keystone School Curriculum

With our acquisition of KC Distance Learning, we also offer curriculum marketed under the Aventa, iQ Academies, and The Keystone School brand names. The following table provides a list of our high school courses offered under these trademarks:

Advanced Placement*	Language Arts	Math	Science	Social Studies

AP Art History
AP Biology
AP Calculus AB
AP Calculus BC
AP Chemistry
AP Computer Science A
AP English Language
AP English Literature
AP Environmental Science**
AP European History
AP French Language
AP Macroeconomics**
AP Microeconomics**
AP Physics B
AP Psychology**
AP Spanish Language
AP Statistics
AP US Government**
AP US History
AP World History	Grammar and Composition English I English II English III English IV Creative Writing Journalism**	Pre-Algebra Algebra I Geometry Algebra II Trigonometry** Pre-Calculus** Calculus Consumer Math Integrated Math	Physical Science Earth Science Biology Chemistry Physics Environmental Science	Geography World History American History American Government** Civics** Economics**

World Languages	Technology	Electives	Foundations

Spanish I
Spanish II
Spanish III
Spanish IV
French I
French II
French III
French IV
German I
German II
German III
German IV
Japanese I
Japanese II
Mandarin (Chinese) I
Mandarin (Chinese) II
Latin I
Latin II	Computer Fundamentals Game Design Flash Animation** Digital Photography** Web Design* Digital Video Production** VB.Net Programming** Java Programming	Accounting Art Appreciation ** Career Planning** Driver’s Education** Health** Life Skills** Music Appreciation ** Nutrition & Wellness** Personal Finance ** Physical Education Psychology** Sociology	Algebra I American History Biology Earth Science English I English II English III English IV Geography Geometry Health* Physical Science World History

*	Aventa Learning has been authorized to use the AP designation by successfully passing The College Board’s reviews. AP and Advanced Placement Program are registered trademarks of The College Board.

**	.5 credit course

Notes: Italicized courses are licensed on a per enrollment basis from third parties for the 2010-11 school year.

The following table provides a list of our grades 6-8 course offerings marketed under the Aventa, iQ Academy, and The Keystone School trademarks:

Language Arts	Math	Science	Social Studies	Electives

Language Arts 6	Math 6	Science 6	Social Studies 6	Art 6*
Language Arts 7	Math 7	Science 7	Social Studies 7	Art 7*
Language Arts 8	Math 8	Science 8	Social Studies 8	Art 8* Career Explorations* Health 6* Health 7* Health 8* Music 6* Music 7* Music 8* Physical Education 6* Physical Education 7* Physical Education 8* World Language Survey* * .5 credit course

Aventa Credit Recovery Catalogue

Language Arts	Math	Science	Social Studies	Electives

English I (E)	Algebra I (E)	Biology (E)	American Government*	Health*
English II (E)	Algebra II	Earth Science (E)	American History (E)	Physical Education*
English III (E)	Geometry (E)	Physical Science (E)	Geography (E)	Spanish I
English IV (E)			World History (E)

*	= .5 credit course

(E)	= ELL-Assistive Content Included in this Course

Aventa courses are written to national academic standards and each of Aventa’s 22 AP courses has been reviewed and approved by The College Board. Aventa’s Online Courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified high school instructors. Aventa classes are primarily delivered over the Internet and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, are integrated into Aventa’s product development.

Students with different learning styles, post-high school plans and diverse educational backgrounds enroll in The Keystone School. Most students seek to earn a high school diploma, but many enroll in supplemental courses and transfer the credits they earn to their resident high school. Keystone classic high school program, known as Keystone Independent is for students in grades 9-12 who excel in an independent learning environment and students with parents taking an active role in their child’s education. More than 80 courses are available in this program both online and in printed correspondence formats. Keystone’s newest program, known as Keystone Comprehensive is for students in grades 11-12 seeking additional support, interaction and feedback to help them succeed. More than 50 online courses, including exclusive college preparatory courses, are available in this program. Advanced Placement courses are available to students in all Keystone programs. AP courses offer advanced students the opportunity to take courses with more challenging college-level content. Students who complete AP courses are eligible to take the AP exams administered each May by the College Board.

Middlebury Interactive Languages

We offer online foreign language courses and summer foreign language instruction programs through our joint venture with Middlebury College, Middlebury Interactive Languages LLC. In addition to our existing powerspeak12 language courses, this new venture will create innovative, online language programs for pre-college students. The new courses will use instructional tools such as animation, music, videos and other elements that immerse students in new languages. The first courses, beginner French and Spanish for high school students, will be offered for the 2010-11 school year. The joint venture will also expand the Middlebury-Monterey Language Academy (MMLA), a foreign language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German and Spanish at its four-week summer residential session at four college campuses.

Innovative Learning Applications

In order to continue to enhance the user experience and instructional methods of our learning system, we strive to develop new technologies and learning applications, and adapt our curriculum to new technology platforms.

•	Mobile Learning: Several mobile application initiatives are underway to deploy innovative educational tools for the mobile environment. With the explosion of mobile devices, our mobile applications will create the ability for a student to learn “on-the-go” allowing for more efficient learning and mastery of content. The initial deployment of applications is targeted for the iPhone and Android marketplaces and involves enhancing many of our award-winning curriculum features adapted for the mobile application space.

•	Interactive Games: An active educational games initiative is delivering new methods for teaching, practice, and review of K-12 concepts using a variety of game types and features, e.g. narrative/immersive styles, in-game methods for motivation such as rewards, persistent data, complex algorithms, etc. These games make use of extensive research and educational best practices, as well as address targeted learning objectives and common misconceptions. Several game projects are underway including a “Space Rescue” fraction games pilot with the University of Washington, a partnership with Muzzy Lane Software on their “ClearLab project” to create 3D games for middle school science, and the development of several proprietary efforts that include fluency games in elementary math and spelling.

•	Virtual Labs: We have continued to develop alternatives for customers who desire different materials-related strategies. This includes converting existing materials-based High School Science labs into highly interactive Virtual Labs that meet state standards and still maintain teaching the original learning objectives.

•	eBook & Digital Book Distribution: We have converted an initial set of our proprietary books into an electronic format across our high school product, including textbooks, reference guides, literature readers, and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student’s reading experience, reinforce the student’s learning approach, and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (Kindle, Nook, etc.).

Online School Platform

We are launching a new Online School (OLS) platform for the 2010-11 school year. The new Online School platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, as well as our progress tracking tool which serves a key role in assisting parents and teachers in managing each student’s progress. The new OLS will also be the central structure through which students, parents, teachers and administrators interact using Kmail (our secure internal communications center) and Class Connect (our integrated synchronous session scheduler). Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection at any time of the day or night. We license a third-party learning management platform for use in our high school program.

•	Lesson Planning and Scheduling Tools. In a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student moves through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying during the winter holidays to take time off during the spring, or a student who chooses to take two math classes a day for the first month of the school year and delay art classes until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS. Unlike a traditional classroom education, our learning system offers the flexibility for each student to take courses at different grade levels in a single academic year providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child’s needs.

•	Progress Tracking Tools. Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the student. Each day, a student is initially directed to a screen listing the syllabus for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s syllabus to proceed to the next subject. If a student does not complete a lesson during the session, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data is transferred to our proprietary management system for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention equal to student needs.

•	Assessment Tracking Tools: Good assessment and feedback are critical to efficient and successful learning. Assessments help the parent, teacher, and student see that the student is achieving important learning objectives. Assessments show growth and progress, as well as any content areas that might need extra work. These tools also help us improve the program by providing information on the effectiveness of specific instructional activities and the curriculum overall.

Our program makes use of a variety of formative and summative assessment instruments:

•	Lesson assessments are used to verify mastery of the objectives for that lesson and to determine whether a review of some or all of the lesson is advisable.

•	Unit assessments show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before moving on.

•	Semester assessments verify student mastery of key learning objectives for the semester.

Independent third-party assessments are used in most of our managed schools to pinpoint specific individual student strengths and weaknesses relative to state content standards. These results enable the teacher to develop a highly personalized individual learning plan for each student. End of year testing provides a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

The Student Administration Management System (SAMS) is our proprietary Student Information System. SAMS is integrated with the OLS and several other proprietary systems including our Online Enrollment System that allows parents to complete school enrollment forms online and our Order Management System (OMS) that generates orders for learning kits and computers to be delivered to students. SAMS houses student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. In 2008, we launched TotalView, a suite of online applications that provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView provides a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year’s performance on state tests. TotalView also houses Kmail, our internal communications medium. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students in a secured environment. Finally, in 2009, TotalView was enhanced to include an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students.

Student Community Tools

We place a strong emphasis on the importance of building a sense of community in the schools we manage. We offer tools that foster communication and interaction among students and parents. We launched thebigthinK12 in the fall of 2008, our secure, online community for enrolled high school students (age 13 and over), parents, teachers, school administrative staff and our staff. It is built using a third party platform and includes the following capabilities: discussion boards, blogs, document repository, calendars, RSS feeds, polls, profiles and private messaging. The community is also professionally monitored by an independent third party. Additionally, our family directory web-based tool enables parents to organize online and offline social activities for their children. Parents can run searches based on criteria such as their child’s location, age or interests (such as hobbies or sports) to locate and contact other parents of children with similar interests to facilitate student interaction.

Our Services

We provide a wide array of services to students and their families as well as directly to virtual public schools, hybrid schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

Teachers and Related Services.  Teachers are critical to the educational success of students in schools. Teachers in the virtual public schools and hybrid schools that we serve are generally employed by the school, with the ultimate authority over these teachers residing with the school’s governing body. Under our service agreements, we often recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual public schools that we serve.

We use a rigorous evaluation program for making hiring recommendations to the schools we serve. We recruit teachers who, at a minimum, are state certified and meet the federal requirements for designation as a “Highly Qualified Teacher,” and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual public school or hybrid school is characterized by heightened one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual public school or hybrid school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families.

New teachers participate in our comprehensive training program during which, among other things, they are introduced to our educational philosophy, our curriculum and our OLS and other technology applications, and are provided strategies for communicating and connecting with students and their families in a virtual environment. We also provide ongoing professional development opportunities for teachers so that they may stay abreast of changing educational standards, key learning trends, and sound pedagogical strategies which we believe enhance their teaching abilities and effectiveness.

In addition to our compliance with state-mandated testing programs, we have instituted a student progress testing program in cooperation with a third party provider of standardized testing services. The results of this testing helps us manage the quality of our academic programs using widely recognized services from an industry-leading third party.

Gifted and Special Education Services.  We believe that our individualized learning system is able to effectively address the educational needs of gifted and special education students because it is self-paced and employs flexible teaching methods. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual public school environment and who oversees and directs the special education programs at the schools we serve. We direct and facilitate the development and implementation of “individualized education plans” for students with special needs. Our special education program is compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher who arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support gifted and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities both at the school level and at the national level. Gifted students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities. In addition, parent sessions allow for the discussion of topics specific to parents of advanced students.

Supporting At-Risk Learners.  We have a commitment to closing the achievement gap for those students who enter our virtual public schools behind their same-age peers. To that end, we conduct both summative and formative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of those supports. Student growth and progress is reported to administrators, teachers, parents and students regularly.

Student Support Services.  We provide students attending virtual public schools that we serve and their families with a variety of support services to ensure that we effectively meet their educational needs and goals. We offer support to address any questions or concerns that students and their parents have during the course of their matriculation. We plan and coordinate social events to offer students opportunities to meet and socialize with their virtual public school peers. Finally, in connection with our high school offering, each student is assigned a homeroom teacher, an advisor and/or a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management Services

Turnkey Services.  For most of our statewide virtual public schools and hybrid schools, we provide turnkey management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and provision of curriculum, equipment and required services. In 2007, the Commission on International and Trans-regional Accreditation (CITA), a leading worldwide education accreditation agency, now a division of AdvancED, thoroughly evaluated our school management services and we ultimately received its prestigious accreditation.

Compliance and Tracking Services.  Operating a virtual public school or hybrid school entails most of the compliance and regulatory requirements of a traditional public school. We have developed management systems and processes designed to ensure that schools we serve are in compliance with all applicable requirements, including tracking appropriate student information and meeting various state and federal reporting requirements. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. As we have expanded into new states, our processes have grown increasingly robust, and we believe our compliance and tracking processes provide us with a distinct competitive advantage.

Financial Support Services.  For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school’s directors to determine their annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, arrange for external audits and ensure all state and local compliance reporting is met.

Facility, Operations and Technology Support Services.  We operate administrative offices and all other facilities on behalf of the virtual public schools we serve. We provide these schools with a complete technology infrastructure. In addition, we provide a comprehensive student help desk solution to address their computer or other technical issues.

Human Resources Support Services.  We are actively involved in hiring virtual public school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our learning system to identify the attributes desired in future new hires. While most schools employ teachers directly, we also negotiate and secure employment benefits for teachers on behalf of the schools and administer employee benefit plans for school employees. Additionally, we assist the schools we serve in drafting and implementing administrative policies and procedures.

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

Using highly skilled resources, we follow a six-stage product development process beginning with idea-generation and carrying through to post-production evaluation. Our ability to continually modify our products based upon student, parent and teacher feedback and assessment data is one of the significant advantages of our online curriculum. All of our lessons contain a user feedback button that allows us to identify learning issues on a real-time basis. In a given week, we receive hundreds of feedback items from students, parents and teachers. The related descriptions below illustrate each stage in our product development process.

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

Education Advisory Committee.  To ensure the effectiveness of our learning systems, we have established an external Education Advisory Committee (EAC) comprised of experienced leaders in the education industry. The members of the EAC have the responsibility to review our curriculum and instructional model, identify the needs of the growing field of online education and propose solutions for consideration by our management, and discuss ways that we can better implement our guiding principles. During the 2009-2010 academic year, the EAC focused on several topics including the various aspects of hybrid programs, especially those focused on at-risk populations, and the contrast of high school graduates who are genuinely college ready as opposed to college eligible. The EAC met twice in fiscal year 2010 and its current members include:

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

Channel Development

We distribute our products and services primarily to virtual public schools, public hybrid schools, public school districts, private schools, public charter schools, and directly to consumers. Our public affairs, school development, and institutional sales groups lead our channel development and sales efforts.

Public Affairs and School Development

We seek to increase public awareness of the educational and fiscal benefits of full-time online and hybrid instructional models. We receive numerous inquiries from school districts, legislators, charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our school development and public affairs groups work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new jurisdictions.

Where interested parties seek to offer a virtual public school alternative in their state, our public affairs group works with them to analyze the legal and regulatory framework, and where necessary help them to advocate for appropriate legislation, rule making, or authorization. We also offer assistance to those seeking to create new schools. This often entails an extensive approval process and support by charter school authorizers and state departments of education. Our teams provide a wide range of assistance including planning, developing and launching of these unique schools.

Institutional Sales

Our institutional sales team works with public school districts to offer our products and services to their students, usually in the form of an array of courses, teacher training, teaching services, and other support services.

We have established a dedicated sales team to focus on this sector and recently increased the size and expertise of this sales team with our acquisition of KCDL. Our sales team is focused on geographic regions and is supported by our call center and marketing resources. Based upon school districts’ and academic administrators’ growing acceptance of online learning and desire for cost efficient educational solutions, we believe that the direct-to-district distribution channel offers further growth potential.

We offer a continuum of offerings from full-time, turnkey online programs, to hybrid programs, to individual course solutions. We make available our complete K12 course catalogue, and now with our acquisition of KCDL, the Aventa course catalogue. Our foreign language offering, powerspeak12, for example, is a popular choice of districts seeking to broaden their course catalog. We expect further expansion of the foreign language business through our joint venture, Middlebury Interactive Languages.

For the 2009-10 school year, we served school districts or individual schools in 27 states. These offerings allow us to serve school districts in some states where the regulatory environment restricts or does not permit state-wide online programs. For example in 2009, Florida passed legislation mandating that each school district provide full-time, online education to students in grades K-8. We responded with a dedicated program and have contracted with 42 Florida school districts making our curriculum and academic services available to more than half of the student population of Florida.

Distribution Channels

We distribute our products and services primarily to virtual public schools, public hybrid schools, public school districts, private schools, public charter schools, and directly to consumers primarily in the U.S. We are also expanding internationally and working to develop other new channels.

Virtual Public Schools

We derive most of our revenues from virtual public schools to which we provide access to our course catalogue, student computers and a variety of management, technology and academic support services. In these schools, students attend class primarily over the Internet with offline learning materials instead of traveling to a physical classroom. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. For parents who believe their child is not thriving in their current public school and for whom relocating or private school is not an option, or for students and families who require time or location flexibility in their schooling, virtual public schools can provide a compelling choice.

We offer these virtual public schools a range of management, technology and academic services. For the 2010-11 school year, we provide turnkey management services to virtual public schools in 25 states, not including the two states where we manage public hybrid schools. For these schools, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. In July 2010, through our acquisition of KCDL, we have added the iQ Academies that serve statewide virtual public schools in six states where we also serve other schools.

Hybrid Schools

A hybrid school is a school that combines online and face-to-face instruction. Hybrid schools are designed to have a mixture of online and traditional instruction for students. In contrast to a typical school, hybrid schools can provide a greater array of available courses, increased opportunities for self-paced, individualized instruction, and greater scheduling flexibility. Hybrid schools bring students, teachers, and students together more often than a purely online program. We manage hybrid schools in California, Illinois, Indiana and Hawaii and some examples of the different types of hybrid schools we serve are as follows.

Chicago Virtual Charter School:  In partnership with Chicago Public Schools, we launched this hybrid program for the 2006-07 school year and we now serve students in grades K-8 and high school. Students enrolled in this program get the full benefits of our online offering and also participate in classes with their teachers and classmates at a learning center one or more days a week.

The Hoosier Academies:  This program was authorized by Ball State University in 2008 and serves students in grades K-8 and high school. Students attend a learning center in Muncie or Indianapolis two or more days a week to complement our online offering. At the learning center, teachers and students meet for instruction, discussion and lessons. Sessions at the learning center may utilize our curriculum on interactive whiteboards for an engaging learning environment.

Schools and School Districts

We are serving a growing number of schools enabling them to offer our course catalogue to students either full-time or on an individual course basis. These programs often only accept enrollments from their own district or school. We also offer these schools differing levels of management, technology and educational services to assist them in launching their own distance learning program. Through our acquisition of KCDL, we have added the Aventa course catalogue, broadening our offering. These institutions include school districts, private schools and charter schools including statewide online programs.

Direct-to-Consumer

Our direct-to-consumer product is sold to customers who desire to educate their children outside of the public school system or to supplement their child’s existing public school education. Customers of our direct-to-consumer product have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child’s needs. Typical applications include summer school course work, home schooling and a means to experience our approach to online education prior to enrolling in a virtual public school.

Online Private Schools

In 2008, we launched the K12 International Academy, an online private school that serves students in the U.S. and throughout the world. Through K12 International Academy, students may study in an academic program that ultimately leads to a recognized high school diploma. Students may also enroll part-time. The school utilizes the same curriculum, systems, and teaching practices that we provide to the virtual public schools we serve in the U.S. In addition, K12 International Academy provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers from over 59 countries. The school is accredited by the Southern Association of Colleges and Schools (SACS) and AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

In July 2010, we acquired The Keystone School as part of our acquisition of KCDL. The Keystone School (Keystone) is a private school that has been an innovator in home education and distance learning for over 35 years. Students attend The Keystone School for middle and high school on a full or part time basis. Keystone has served over 250,000 students through online courses with teacher support as well as print correspondence course programs. Keystone is accredited by the Northwest Association of Accredited Schools (NAAS).

International

Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our principal customers are expatriate families and foreign students who wish to study in English. We currently operate a branch facility in Dubai to reach and support students in the Gulf Cooperating Countries. We operate this through a joint venture with a local partner. In fiscal year 2010, we opened an office in Singapore to further develop our international footprint. The Singapore office provides customer support services for our K12 International Academy program in Asia. We also opened a registration and customer support office in Switzerland. Moreover, we have entered into partnerships with English-speaking international private schools in other countries to enhance their offerings with our high school courses accompanied by teacher support. Upon completion, students receive a transcript from the K12 International Academy, an accredited school, indicating the completion of courses that help them meet their local graduation requirements.

Pilot Programs

To allow us to meet the needs of more students, we have piloted our curriculum and management services in different academic settings.

Classroom Pilots:  By the close of fiscal year 2010, we had piloted select grades and subjects of our curriculum in traditional brick and mortar classrooms in 10 states, including three states where we currently do not manage a virtual public school. These programs utilize a projector and interactive whiteboard with our curriculum and emphasize our math, science and technology and may also offer our art and history courses. The result is an engaging, interactive lesson environment for students. We typically support these programs with an onsite teaching and learning coach. Although our in-class offering business is still in a developmental stage, we believe that this distribution channel can become an important part of our institutional business.

Brick and Mortar School Management:  For the first time in July 2010, we also extended our involvement with traditional classroom settings to the full operational management of a brick and mortar school. Specifically, the Delaware Department of Education contracted with us to assume responsibility for all aspects of the operation of the Moyer Charter School, and authorized us to serve up to 460 students in grades 6-12. This contract furthers the use of our learning systems and instructional methods in a traditional classroom setting. Our management model is based upon our experience and success with the Sarah T. Reed Senior High School in New Orleans where we provided academic and leadership consulting for the past three years under a contract with the Recovery School District and the Louisiana Department of Education.

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

Second, our student recruitment and marketing team generates new enrollments in many of the virtual public schools we serve through targeted recruiting programs, which utilize coordinated direct mailings, email marketing, print, radio and television advertising and search engine marketing. In addition, our marketing team conducts information sessions and workshops that provide teachers and parents with the opportunity to learn our approach to learning and the products and services that we offer. We conducted thousands of such events during fiscal year 2010. We have found that effectively communicating the details and benefits of our learning system is an important first step towards building a core group of interested parties. Additionally, we consistently receive a high number of word-of-mouth referrals from our existing customer base. Facilitating our student recruitment and customer service efforts are our call centers. Our primary call center operations are housed in five facilities, one in Virginia, one in Pennsylvania, one in Oregon and two through a vendor located in Kentucky and Texas.

Third, we conduct primary and secondary research of our own customers as well as of the key larger markets in order to refine our existing product offerings and customer experiences, as well as to scope new target markets and develop appropriate product offerings.

Finally, this team is responsible for enhancing our relationship with students enrolled in the virtual public schools that we serve to complement the relationship that these students have with their teachers and school. In order to maintain a sense of community, we host “thebigthinK12”, an online private global community limited to those parents, teachers and high school students (age 13 and over), with a valid password and who are subject to a code of conduct. To ensure appropriate usage and to identify student issues, the community is also professionally monitored by an independent third party. We also work with our partner schools to define and create back-to-school support activities and communications, conduct art contests, host national clubs, facilitate best practices across schools for local clubs and social activities, and manage a parent booster program that helps create support for and awareness of our products and services.

Technology

Our learning system, along with our back office systems supporting order management, logistics and e-commerce, are built on our proprietary Service Oriented Architecture, or SOA, to ensure high availability and redundancy and allow flexibility and security to be core principles of our systems’ foundation.

Service Oriented Architecture (SOA).   All of our systems leverage our SOA built on top of Enterprise Java that separates an implemented capability from a request flow that utilizes those capabilities. This leverage provides us with the ability to deliver different presentations against a single request workflow. Additionally, this flexibility allows iterative solutions to be developed expeditiously to meet both present and future market needs. Our high availability and scalability are also facilitated by this architecture. The SOA also enables seamless integration with third-party solutions in our platform with ease and efficiency.

Availability and Redundancy.  Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our sophisticated stateful management capabilities, allows for additional hardware to be inserted into our network providing us with optimal scalability and availability as evidenced by our greater than 99% uptime with our ever growing user base. We regularly backup critical data and store this backup data at an offsite location.

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

Competition

We face varying degrees of competition from a variety of education companies because our learning system encompasses many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual public schools and school districts. These companies include Advanced Academics (DeVry, Inc), Connections Academy, LLC, Kaplan, Inc., Insight Schools, Inc. (Apollo Group, Inc.), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc. among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Compass Learning, OdysseyWare, Plato Learning, Inc., and traditional textbook publishers include McGraw-Hill Companies, Pearson plc and Houghton Mifflin Harcourt. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.), National Connections Academy, and Kaplan High School for online private school students. Additionally, we expect increased competition from charter school management organizations (CMOs), state-run online programs such as Florida Virtual School, and post-secondary and supplementary education providers that have sought to establish a presence in the K-12 virtual school sector, including Apollo Group, Inc. and DeVry, Inc.

We believe that the primary factors on which we compete are:

•	extensive experience in, and understanding of, K-12 virtual schooling;

•	track record of academic results and customer satisfaction;

•	quality of curriculum and online delivery platform;

•	qualifications and experience of teachers;

•	comprehensiveness of school management and student support services, including fulfillment; and

•	cost of the solution.

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

Intellectual Property

Since our inception, we have invested more than $175 million to develop our proprietary curriculum and OLS. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the U.S. and overseas. We also continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, students, the virtual public schools that we serve, direct-to-consumer customers, independent contractors and other businesses and persons with which we have commercial relationships.

Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two patents as well as numerous pending patent applications. Additionally, we have submitted patent applications in the U.S. and in foreign countries directed towards aspects of our basal math and science program, our methods of foreign language instruction and the second generation of our virtual school application.

We own the copyright to over 22,500 lessons contained in the courses that comprise our proprietary curriculum and we continue to register this growing lesson portfolio with the U.S. Copyright Office. Through our acquisition of KCDL, we acquired copyright ownership of 140 Aventa courses. We also own and use a portfolio of domain names associated with our offerings and the schools we manage. We have obtained federal and state registrations for numerous trademarks that are related to our offerings and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks.

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

Operations

The learning kits that accompany our online lessons are an essential component of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2010, we assembled approximately 4.6 million items into more than 475,000 kits.

Over our nine years of operation, we believe that we have gained significant experience in the fulfillment of offline materials and that this experience provides us with an advantage over many of our current and potential future competitors. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Through our fulfillment partner, we store our inventory, build our learning kits and ship the kits to students. We have invested in systems including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding learning kit. During fiscal year 2009, working with a new fulfillment partner, we successfully redesigned and implemented a new end-to-end warehousing and fulfillment operation to cost-effectively scale as the business grows in scope and complexity.

For many of our virtual public school customers, we attempt to reclaim any materials that are not consumed during the course of the school year. These items, once returned to our fulfillment center, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

Our fulfillment activities are highly seasonal, and are centered around the start of school in August or September. Accordingly, approximately 70% of our annual materials receiving occurs between March and May and approximately 65% of customer item fulfillment and shipping occurs between June and September.

In order to ensure that students in virtual public schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the virtual public school in which they are enrolled. As of June 30, 2010, we had approximately 41,500 personal computers deployed or available for use by students.

Employees

As of June 30, 2010, we had 1,065 employees including 306 teachers. In addition, there are approximately 1,409 teachers who are employed by virtual public schools or hybrid schools that we manage under turnkey solution contracts with those schools. None of our employees are union employees; however, certain virtual public schools we serve employ unionized teachers. We believe that our employee relations are good.

In FY 2010, we did not renew our agreement with a professional employer organization (PEO), to manage all payroll processing, workers’ compensation, health insurance, and other employment-related benefits for our employees. In place of a PEO we assumed responsibility for arranging for the provision of these employee benefits and services.

Available Information

Our Company’s Internet address is www.K12.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), soon after they are electronically filed with the Securities and Exchange Commission (SEC). In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Annual Report.

REGULATION

We and the virtual public schools that purchase our curriculum and management services are subject to regulation by each of the states in which we operate, including Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Massachusetts, Michigan, Minnesota, Nevada, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Washington, Wisconsin, Wyoming and the District of Columbia. The state laws and regulations that directly impact our business are those that authorize or restrict our ability to operate virtual public schools, and those that restrict virtual public school growth and funding. In addition, there are state laws and regulations that are applicable to virtual public schools that indirectly affect our business insofar as they affect these virtual public schools’ ability to operate and receive funding. Finally, to the extent a virtual school obtains federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation.

State Laws Authorizing or Restricting Virtual Public Schools.  The authority to operate a virtual public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual public schools, the schools are able to operate under these statutes. Other states provide for virtual public schools under existing charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual public schools or have requirements that effectively prohibit virtual public schools and, as a result, may require new legislation before virtual public schools can open in the state. According to a September 2009 update of state online learning policies by the International Association for K-12 Online Learning (iNACOL), there are 45 states that have either adopted legislation or formal rules or have created programs for the purpose of providing statewide supplemental and/or full-time online learning opportunities. We currently serve virtual schools or school district-led programs in 27 states plus the District of Columbia. iNACOL also identified only five states that do not currently have either a state-led program or significant state-level policies for online education; however, the absence of such conditions has not precluded us from applying to serve, and in certain cases serving, schools in some of those states.

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

Regulations Restricting Virtual Public School Growth and Funding.  As a new public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual public schools while providing opportunities for taxpayer families seeking this alternative. Regulations that control the growth of virtual public schools range from setting caps on statewide student enrollments, to prescribing the number of schools in a state, to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

Regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual public school; caps on the total number of students in a virtual public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; mandating teacher: student ratios; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

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

Federal Laws Applicable to Virtual Public Schools

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual public schools:

•	No Child Left Behind Act (NCLB). Through the funding of the Title I programs for disadvantaged students under NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state, which are applicable to all public school students. Each state must determine a proficiency level of academic achievement based on the state assessments, and must determine what constitutes adequate yearly progress (AYP) toward that goal. NCLB has a timeline to ensure that no later than the 2013-14 school year, all students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students), will meet or exceed the state proficient level of academic achievement on state assessments. The progress of each school is reviewed annually to determine whether the school is making adequate yearly progress. If a Title I school does not make adequate yearly progress as defined in the state’s plan, the local education agency (LEA) is required to identify the school as needing school improvement, and to provide all students enrolled in the school with the option to transfer to another public school served by the LEA, which may include a virtual public school. The LEA must develop a school improvement plan for each school identified as needing improvement in consultation with parents, staff and outside experts and this plan must be implemented not later than the beginning of the next full school year. If the school does not make adequate yearly progress in subsequent years, the school transfer option remains open to students and other corrective action must be taken ranging from providing supplemental education services to the students who remain in the school to taking corrective action including, but not limited to, replacing school staff, implementing a new curriculum, appointing outside experts to advise the school, extending the school year or the school day, reopening the school as a public charter school with a private management company or turning over the operation of the school to the state educational agency.

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

Virtual schools that receive Title I funding and use our products and services may be required to provide parents of Title I students with a variety of notices regarding the teachers and teachers’ aides that teach their children. In addition, if these schools serve limited English proficient (LEP) children, they may be required to provide a variety of notices to the parents regarding the identification of the student as LEP and certain information about the instruction to be provided to the student, as well as the right to remove or refuse to enroll the student in the LEP program. Finally, these schools may also be required annually to develop, with input from parents of Title I students, and implement a written policy on parental involvement in the education of their children, to hold annual meetings with these parents and to provide these parents with assistance in various areas to help the parents to work with their children to improve student achievement.

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

•	Individuals with Disabilities Education Act (IDEA). The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The act provides the student and parents with numerous procedural rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this act are met. The virtual schools could be required to comply with requirements in the act concerning teacher certification and training. We or the virtual public school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we or the virtual public school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided, and payment of the parent’s attorney’s fees.

•	Section 504 of the Rehabilitation Act of 1973. A virtual public school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (Section 504) insofar as the regulations implementing the act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. There are many similarities between the regulatory requirements of Section 504 and the IDEA; however this is a separate law which may require a virtual public school to provide a qualified student with a plan to accommodate his or her disability in the educational setting. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

•	Family Educational Rights and Privacy Act. Virtual public schools are subject to the Family Educational Rights and Privacy Act which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third-party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

•	Communications Decency Act. The Communications Decency Act of 1996 (CDA) provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230

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

If we fail to comply with other federal laws, including federal civil rights laws not specific to education programs, we could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. Finally, there are also other federal laws and regulations that affect other aspects of our business such as the identify theft rules adopted by the Federal Trade Commission and for which we have adopted policies to ensure compliance.

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

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the current severe recession in the U.S. that began in 2008 and by budgetary pressures experienced by state and local governments. As a result, funding for the virtual public schools we serve may decline. The political process and general economic conditions create a number of risks that could have an adverse affect on our business including the following:

•	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual public schools we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual public schools for disparate treatment. For example, in 2009, legislation was introduced in Ohio that would have curtailed for-profit companies from managing charter schools and reduced funding for virtual charter schools by as much as 70 percent. This legislation did not survive a House-Senate conference and funding for the Ohio Virtual Academy was not significantly affected. Other examples include laws that decrease per pupil funding for virtual public schools or alter eligibility and attendance criteria or other funding conditions that could decrease our revenues and limit our ability to grow.

•	Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the virtual public schools we serve. Due to the recession, many states have reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative in many states and had a negative effect on our revenue and income for our fiscal years 2009 and 2010. Our financial results reflect annual school revenues and expenses, including ARRA funds, state funding reductions and expense reductions that we undertook in order to mitigate the impact of the funding reductions that have occurred. At this time, many states still have budget issues and the specific level of federal funding for the coming years is not yet known so it is possible we could experience lower per enrollment funding in the future.

•	As a public company, we are required to file periodic financial and other disclosure reports with the Securities and Exchange Commission, or the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student academic achievement, may nonetheless be used by opponents of virtual public schools to propose funding reductions. And,

•	From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay or cease payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. Most recently, in 2009 the Pennsylvania Department of Education withheld monthly payments for the Agora Cyber Charter School for products and services we provided as a subcontractor due to the PDE’s investigation of the Agora Board of Trustees’ compliance with its charter, even though the PDE had no complaints against us. The Pennsylvania Department of Education subsequently paid to us all amounts that had been withheld.

The poor performance or misconduct by other virtual public school operators could tarnish the reputation of all virtual public school operators, which could have a negative impact on our business.

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

We have been, and will likely continue to be, subject to lawsuits filed against virtual public schools by those who do not share our belief in the value of this form of public education. Legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in Illinois v. Chicago Virtual Charter School, 06 CH 20955 (Cook County) (July 11, 2009), the Chicago Teacher’s Union and other plaintiffs’ claimed that the instructional model of the Chicago Virtual Charter School violated the prohibition against home-based charter schools under Illinois law. The Court did not agree and dismissed the claims on summary judgment.

The failure of the virtual public schools we serve to comply with applicable government regulations could result in a loss of funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual public schools are generally subject to extensive regulation. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) prescribed student:teacher ratios and teacher funding allocations from per pupil revenue; (iv) state-specific curriculum requirements; and (v) restrictions on open-enrollment policies by and among districts. State and federal funding authorities conduct regular program and financial audits of virtual public schools, including the virtual public schools we serve, to ensure compliance with applicable regulations. If a virtual public school we serve is found to be noncompliant, it can be barred from receiving additional funds and could be required to repay funds received during the period of non-compliance, which could impair that school’s ability to pay us for services in a timely manner, if at all. Additionally, the indemnity provisions in our standard service agreements with virtual public schools may require us to return any contested funds on behalf of the school. For example, preliminary audit findings of a fully-managed virtual school we serve in Washington State have focused on the quality of documentation, and interpretation of the rules governing such documentation, maintained by the school district for statewide enrollments and student-teacher contacts. We are working with the school district to evaluate potential responses.

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

In many cases, virtual public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2010, approximately 87% of our revenues were derived from virtual public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual public schools we serve have failed to maintain their authorizing charter, if a virtual public school we serve fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in July 2009, the Pennsylvania Department of Education instituted charter revocation proceedings against the Agora Cyber Charter School based on allegations of charter violations and non-compliance with state charter school and other laws by the independent charter board, even though the PDE had no complaints against us. However, the charter was renewed for five years on June 30, 2010, following PDE approval of new board and management contract with us.

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

Risks Related to Our Business and Our Industry

The holders of a new class of Series A Special Stock issued on July 23, 2010 in connection with our acquisition of KC Distance Learning, Inc. will have the right to redeem those shares for cash in the event that our shareholders do not approve the rights of conversion of those shares into common stock by July 23, 2011. Because the redemption amount would be based on our future stock price at the redemption date and the amount of cash required is therefore not predictable, failure to approve a conversion could significantly affect our available cash reserves, and limit our ability to sufficiently fund ongoing operations, and our business, financial condition and results of operations would be adversely affected.

On July 23, 2010, we issued a new class of preferred stock designated as Series A Special Stock (Series A Shares) to finance the acquisition of KC Distance Learning, Inc. (KCDL) from KCDL Holdings LLC, an affiliate of Learning Group LLC. These 2.75 million Series A Shares are eligible for conversion into K12 common stock on a one-for-one basis upon approval of the conversion rights by our shareholders. If converted and outstanding for the full fiscal year ended June 30, 2010, the Series A Shares would have increased our total dilutive shares outstanding by approximately 9.2%. We plan to hold a special shareholders meeting before the end of calendar year 2010 at which our shareholders will vote on approving these rights of conversion and voting rights for the holders of this Series A Shares. If such approval is not obtained by July 23, 2011, the holders of the Series A Shares will have the right to require us to redeem the Series A Shares for cash at the higher of the then-current market price or $22.95 but in no event will we be required to redeem more than half of the Series A Shares during any 12-month period. The aggregate redemption liability (if fully exercised) will not be less than $63.1 million of cash. In addition, if we fail to redeem the Series A Shares on a timely basis, a penalty at an annualized rate of 8% of the redemption price will be assessed until the default is cured, and there will also be a rate increase of 1% imposed annually on the penalty amount should the default period extend beyond one year. In addition, if our shareholders do not approve the rights of conversion and voting rights, the stockholders agreement we signed with KCDL Holdings LLC and certain of its affiliates will impose obligations on us not to impair the operation of our business beginning on May 23, 2011 to make it more likely that the redemption amounts will be paid.

Pursuant to our joint venture agreement with Middlebury College, there is a risk that Middlebury College might exercise its right to require us to purchase its ownership interest in our joint venture at fair market value which could adversely affect our financial condition.

A key provision in our joint venture agreement with Middlebury College is its right beginning on April 14, 2015 and upon 180 days advance notice, to require us to purchase all, but not a portion of, its ownership interest in our joint venture at fair market value and based on an independent appraisal. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option. It is uncertain when or whether Middlebury College would elect to exercise this right and therefore, we cannot at this time determine the form of the redemption payment and therefore the exact impact to our financial condition or dilution to shareholders.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

We intensified our corporate development activities in FY 2010 to expand our business, which included our recent acquisition of KCDL and our joint venture with Middlebury College. We expect to continue to pursue and consummate similar transactions in the future using cash, stock, debt, asset contributions or any combination thereof. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies or further the strategic purpose of the acquisition if our forecasts do not materialize. The pursuit of acquisitions may divert the resources that could otherwise be used to support and grow our existing lines of business. Acquisitions may also create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays. Customers may decline to renew their contracts or contracts of acquired business might not allow us to recognize revenues on the same basis. These transactions may also divert our management’s attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company’s systems and the associated costs in doing so may be higher than we forecasted.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s products. Our operating results may be adversely impacted by liabilities that we assume from an acquired company or by relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly, disruptive to our business, or lead to litigation.

We may be unable to obtain required approvals from governmental authorities on a timely basis, if it all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations. We may face contingencies related to intellectual property, financial disclosures, and accounting practices or internal controls. Finally, we may not be able to retain key executives of an acquired company.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or several concurrent acquisitions.

We have had a material weakness in internal control over financial reporting with respect to complex, non-routine and non-recurring transactions in the past and cannot assure you that additional material weaknesses will not be identified in the future. Although this material weakness did not result in a restatement of our financial statements for prior periods, our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Our independent registered public accounting firm has identified, and management agreed, that a material weakness existed in our internal control over financial reporting for the period ended June 30, 2010. See “Item 9A. Controls and Procedures” herein.

The material weakness in our internal control over financial reporting related to our accounting for complex transactions that are non-routine and non-recurring. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

If we fail to remain profitable or achieve further marketplace acceptance for our products and services, our business, financial condition and results of operations will be adversely affected.

The virtual public schools we serve began enrolling students in the 2001-02 school year. As a result, we have a relatively limited operating history upon which to evaluate our business and prospects. We first achieved positive income from operations in the fiscal year ending June 30, 2006. Prior to that period, we sustained cumulative net losses totaling approximately $90 million. There can be no assurance that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of student enrollments to sustain our business plan; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of virtual public schools and students to the extent that such demands and preferences change. For example, the current recession in the U.S. economy has led to lower tax revenues and reductions in state educational budgets which may negatively impact a virtual charter school’s offerings and student enrollments. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

Regulatory frameworks on the accessibility of technology are continually evolving due to legislative and administrative developments and the rapid evolution of technology, which could result in increased product development costs and compliance risks.

Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that include graphics, pictures, videos, animations, sounds, and interactive content that present challenges to people with disabilities. A number of states have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact laws and regulations to require greater accessibility, we might have to modify our curriculum offerings to satisfy those requirements. In addition, to the extent that we enter into federal government contracts, similar requirements could be imposed on us under Section 508 of the Rehabilitation Act of 1974. We expect that we will continue to modify and improve our curriculum so that it can be made available to the widest audience possible. However, if requirements or technology evolves in such a way as to accelerate or alter the need to make all curriculum accessible, we could incur significant product development costs on an accelerated basis. A failure to meet required accessibility needs could also result in loss or termination of significant contracts or in potential legal liability.

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us.

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

We have contracts to provide our full range of products and services to virtual public schools in 27 states and the District of Columbia. Several of these contracts are scheduled to expire in any given year. For example, such contracts in six states are scheduled to expire in fiscal year 2011 although the contracts in three of those six states are annual contracts that contain automatic renewal provisions. We usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual public schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable then the terms of the original contract. For example, a school in Pennsylvania reduced the term of its contract from five years to three years when renewing its contract in 2006, but when renewing again in 2009, extended the term to 10 years. Similarly, a school in Colorado increased the term of its contract from five years to 10 years upon renewal in 2009 and a school in Arizona increased the term of its contract from five years to 20 years upon renewal in 2010. While we have no reason to believe that schools with valid charters will not continue to renew their contracts upon expiration, we recognize that each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expiring during a given year, or if such renewals have significantly less favorable terms than existing contracts, or an underlying charter is revoked or not renewed, our business, financial condition, results of operations and cash flow could be adversely affected.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

In fiscal year 2010, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 28% of our total revenues. If our contracts with any of these virtual public schools are terminated, the charters to operate any of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

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

The success of our business depends on a family’s decision to have their child continue his or her education in a virtual public school that we serve. This decision is based on many factors, including student achievement and parent and student satisfaction. Students may perform significantly below state averages or the virtual school may fail to meet the standards of the No Child Left Behind Act (NCLB). Not all of the virtual public schools we serve meet the Adequate Yearly Progress requirements of NCLB, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve Adequate Yearly Progress, although serving this at-risk segment is an important aspect of our mission to educate any child regardless of circumstance. We expect that, as our enrollments increase and the portion of students that have not used our learning system for multiple years increases, the average performance of all students using our learning system may decrease, even if the individual performance of other students improves over time. Moreover, Congress may amend the NCLB statute in ways that positively or negatively impact the schools we serve. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual school teacher does not meet expectations. If a student’s performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school that we serve and our business, financial condition and results of operations will be adversely affected.

We may not be able to effectively manage the operations and financial risk associated with the management of virtual high schools. Our failure to do so could substantially impede our growth and profitability.

Our continued expansion into virtual high schools presents us with a number of challenges and an evolving array of risks that could affect our financial condition and results of operations. We are continuing to develop new proprietary high school curriculum, and we are currently using third-party platforms and some third-party curriculum in our high school offering. In fiscal year 2010, total average high school enrollments increased 43.5% over the prior year and constituted approximately 21.9% of our total average virtual public school and hybrid school enrollments. If the quality of our proprietary curriculum, third-party curriculum or platforms is unsatisfactory, student enrollments could decline. In addition, our inability to scale high school operations or achieve productivity improvements could reduce our operating margins.

We plan to create new products, expand distribution channels, and pilot innovative educational programs to enhance academic performance. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create new products and distribution channels, expand our existing distribution channels and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•	our development of public hybrid schools which will produce different operational challenges than those we currently encounter. In addition to the online component, hybrid schools may require us to lease facilities for classrooms, staff classrooms with teachers, provide meals, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

•	our further expansion into international markets may require us to conduct our business differently than we do in the United States or in existing countries. For example, we may attempt to establish, invest in or acquire a traditional brick and mortar school in another country. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also produce different operational, tax and currency challenges than those we currently encounter;

•	our use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;

•	our entry into the operation of brick and mortar schools, as well as flexible learning centers used on a full-time basis by students accessing our curriculum online under the supervision of certified teachers and supporting instructors, will necessitate different management skills and present additional risks compared to those in our core virtual school business;

•	our participation in summer foreign language instruction camps through Middlebury Interactive Languages LLC, our joint venture with Middlebury College which could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp; and

•	our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition, such as what we experienced in 2008 in connection with a limited pilot to outsource essay reviews overseas, which the Company thereafter discontinued.

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

We face varying degrees of competition from several discrete education providers because our learning system integrates all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, and school performance and compliance management. We compete with companies that provide online curriculum and support services to K-12 virtual public schools. Additionally, for-profit post-secondary and supplementary education providers are attempting to enter this space and offer online school curriculum and services in competition with us. In certain jurisdictions and states where we currently serve virtual public schools, we expect intense competition from existing providers and new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. If we are unable to successfully compete for new business, win and renew contracts or maintain current levels of academic achievement, our revenue growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources. As a result, they may be able to devote more resources to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

Over the previous three fiscal years, we entered into service agreements for fully-managed virtual public schools in 10 new states bringing our total to 27 states and the District of Columbia for the 2010-11. If the demand for virtual public schools does not increase, if additional jurisdictions do not authorize new virtual schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact our working capital and liquidity throughout the year.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our virtual public schools are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first quarter of our fiscal year.

Our operating expenses are also seasonal. Instructional costs and services increase in the first fiscal quarter primarily due to the costs incurred to ship learning kits at the beginning of the school year. These instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. The majority of our selling and marketing expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September.

We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.

Our revenues are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

We recognize revenues from certain of our fees ratably over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating expenses incurred at most of the virtual public schools we serve. Because these expenses may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our results of operation and cash flows.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual public schools, and school districts and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, the educational community at large, key political groups, image-makers and the media. We believe that the quality of our curriculum and management services has contributed significantly to the success of our brands. As we continue to increase enrollments and extend our geographic reach, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. For example, we have been granted two patents relating to the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests and our lesson progress tracker. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

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

We collect information regarding students during the online enrollment process, and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

•	the Children’s Online Privacy Protection Act, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online companies to collect personal information from children under the age of 13;

•	the Family Educational Rights and Privacy Act, which imposes parental or student consent requirements for specified disclosures of student information, including online information;

•	the Communications Decency Act, which provides website operators immunity from most claims arising from the publication of third-party content; and

•	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications.

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

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, parents and students. Any sustained system error or failure, or a denial of service (DNS) attack, could limit our users’ access to our learning system, and therefore, damage our ability to generate revenues or provide sufficient documentation to comply with state laws requiring proof that students completed the required number of hours of instruction. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

We utilize a single logistics vendor for the management, receiving and shipping of all of our learning kits and printed educational materials. In addition, we utilize another vendor for the reclamation and redeployment of our student computers. Both of these partnerships depend upon execution on the part of us and the vendors. Any material failure to execute properly for any reason, including damage or disruption to either of the vendor’s facilities would have an adverse effect on our business, financial condition and results of operations.

Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility operated by a third-party logistics vendor which handles receipt, assembly, and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. We contracted with a new materials logistics vendor in 2009, and if we encounter any significant problems with this vendor’s performance would adversely affect our business and results of operations. In addition, we provide computers for a substantial number of our students. Execution failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we have received most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operations of our data center could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

We host our products and serve all of our students from a third-party data center facility. Our risk mitigation plan may not be able to prevent a significant interruption in the operation of this facility or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of this facility, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

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

Our primary call center operations are housed in five facilities, one in Virginia, one in Pennsylvania, one in Oregon and two through a vendor located in Kentucky and Texas. We have limited call center operations in Arizona and Utah. To mitigate operating risk in certain high volume queues, we have the ability to reroute calls to other facilities if a certain facility is unable to temporarily service calls. This plan may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. However, we have the ability to respond to a service interruption to lessen its impact on customers. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

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

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

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

We have experienced significant expansion since our inception. This has sometimes strained our managerial, operational, financial and other resources, and this situation could be exacerbated as we pursue more acquisitions, develop new distribution channels and create new offerings. Moreover, a substantial increase in our enrollment or the addition of new schools in a short period of time could further strain our current resources and increase capital expenditures, without an immediate increase in revenues. Our failure to successfully manage our growth in a cost efficient manner, or add and retain personnel to adequately support our growth could disrupt our business and decrease profitability.

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

The curriculum and approach to instruction that we offer are based on the structured delivery, clarification, verification and practice of lesson subject matter. Our goal is to make students proficient at the fundamentals and to instill confidence in a subject prior to confronting new and complex concepts. While our curriculum is aligned with state standards in the jurisdictions where we manage virtual public schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods. Accordingly, some academics and educators are opposed to the principles and methodologies associated with our approach to learning, and have the ability to negatively influence the market for our products and services.

Although we do not currently transact a material amount of business in a foreign country, we intend to continue our expansion into international markets, which will subject us to additional economic, operational, legal and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

We are engaged in growing our international business in a manner that will leverage our current product and service offerings. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures or taxes that may be duplicative of those imposed in the United States, notwithstanding steps taken by the Company to address such matters;

•	tariffs and trade barriers;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and Treasury regulations; and

•	unexpected changes in applicable laws and regulatory requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are located in approximately 104,000 square feet of office space in Herndon, Virginia. The property is leased until May 2022. The Company leases approximately 59,000 square feet in multiple locations under individual leases that expire between July 2010 and June 2015.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of June 30, 2010:

Name	Age	Position

Ronald J. Packard	47	Chief Executive Officer, Founder and Director
Harry T. Hawks	57	Executive Vice President and Chief Financial Officer
Bruce J. Davis	47	Executive Vice President, Worldwide Business Development
George B. Hughes, Jr.	51	Executive Vice President, School Services
John P. Olsen	43	Executive Vice President, Operations
Celia M. Stokes	46	Executive Vice President and Chief Marketing Officer
Howard L. Allentoff	48	Senior Vice President, Human Resources
Howard D. Polsky	58	General Counsel and Secretary

Ronald J. Packard, Chief Executive Officer, Founder and Director

Ronald J. Packard founded K12 in 2000. Previously, Mr. Packard served as Vice President of Knowledge Universe and he served as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school companies. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard serves on the Digital Learning Council and he formerly served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the Fairfax Education Foundation Board of Directors. Previously, Mr. Packard served as a director of Academy 123 and Zumbox. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst.

Harry T. Hawks, Executive Vice President and Chief Financial Officer

Mr. Hawks joined us in May 2010, and serves as Executive Vice President and Chief Financial Officer. From 1992 until joining us, Mr. Hawks served as Executive Vice President and Chief Financial Officer of Hearst Television formerly known as Hearst-Argyle Television, an NYSE-listed company formed by the merger of Hearst Broadcasting and Argyle Television in 1997, and its predecessor Argyle Television. Prior to Argyle Television, Mr. Hawks served as President of Cumberland Capital Corporation, a venture capital and merchant banking company which he co-founded, from 1987 to 1992. Prior to Cumberland Capital, he held various corporate finance positions with leading financial institutions, including Thomson McKinnon Securities and Bank of Montreal. Mr. Hawks has been involved in numerous local, national and international not-for-profit education and youth organizations, including serving as a trustee and treasurer for The Stanwich School and currently serves on the board of the endowment fund for the Gladney Center. Mr. Hawks holds a B.S. in Business Administration (Finance) and an M.B.A. from Louisiana State University.

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Mr. Davis joined us in January 2007, and serves as Executive Vice President, Worldwide Business Development. From 2005 until joining us, Mr. Davis was Sr. Vice President of Business Development for Laureate Education Inc. with a focus on the Middle East region. From 2003 to 2004, Mr. Davis was a strategic advisor to Discovery Communications where he developed plans for Discovery’s entry into the education video market and the creation of the United Streaming product. From 1994 to 2002, Mr. Davis held various positions with Sylvan Learning Systems including Principal at Sylvan Ventures, Chief Operating Officer of Prometric and Vice President of International Operations. From 1985 to 1991, Mr. Davis was a Manager of Information Systems Strategy at Deloitte and Touche where he managed its practice office in Egypt. Mr. Davis holds a B.S. in Computer Science from Loyola University and an M.B.A. from Columbia University.

George B. (Chip) Hughes, Jr., Executive Vice President, School Services

Mr. Hughes joined us in July 2007, and serves as Executive Vice President, School Services. From 1997 until joining us, Mr. Hughes was a co-founder and Managing Director of Blue Capital Management, L.L.C., a middle-market private equity firm. Mr. Hughes previously served as a Partner of McKinsey & Company, Inc., a global management consulting firm, in McKinsey’s Los Angeles and New Jersey offices, where he was a member of the firm’s Strategy and Health Care practices. Mr. Hughes serves on the Board of Councilors of the College of Letters, Arts & Sciences at the University of Southern California. Previously he served on the National Board and the Executive Committee of Recording for the Blind & Dyslexic, and he was a member of the Board of Trustees at Big Brothers of Greater Los Angeles and of Big Brothers Big Sisters of Morris, Bergen, and Passaic Counties (New Jersey). Mr. Hughes holds a B.A. in Economics from the University of Southern California and an M.B.A. from Harvard University.

John P. Olsen, Executive Vice President, Operations

Mr. Olsen joined us in March 2004, and serves as Executive Vice President, Operations. Prior to joining us, Mr. Olsen was Vice President of Performance Improvement for America Online’s Broadband, Premium, and Advanced Technology Services from 2002 to 2004 and he previously served as a management consultant at Diamond Technology Partners where he practiced in the telecommunications and consumer products industries from 1999 to 2002. Prior to Diamond Technology Partners, he served in the United States Navy as a Supply Officer from 1989 to 1997. Mr. Olsen holds a B.S. from the United States Naval Academy and an M.B.A from the University of Michigan. He currently serves on the Board of Trustees of Sierra Nevada College and is a Trustee of the Naval Academy Foundation.

Celia M. Stokes, Executive Vice President and Chief Marketing Officer

Ms. Stokes joined us in March 2006, and serves as Executive Vice President and Chief Marketing Officer. Before joining us, Ms. Stokes served as Vice President of Marketing at Independence Air from 2003 to 2006. Previously, Ms. Stokes ran her own marketing firm providing consulting services to organizations such as Fox TV, PBS, the National Gallery of Art, JWalter Thompson, and ADP. From 1993 to 1998, Ms. Stokes served in successive roles leading to Vice President of Marketing at Bell Atlantic and at a joint venture of Bell Atlantic and two other Regional Bell Operating Companies. From 1990 to 1993, Ms. Stokes was Manager of Marketing at Software AG, and from 1988 to 1990, was Client Group Manager at Targeted Communications, an Ogilvy & Mather Direct company. Ms. Stokes holds a B.A. in Economics from the University of Virginia.

Howard L. Allentoff, Senior Vice President, Human Resources

Dr. Allentoff joined us in December 2008 and serves as Senior Vice President of Human Resources. From 2003 until joining the Company, he was Consultant and President of Strategic People Solutions where he assisted companies of all types in both strategic and operational human resources issues, process improvement, organizational development, communication and project management. Prior to Strategic People Solutions, Dr. Allentoff worked at Blackboard as the company’s first Vice President of Human Resources from 2002 to 2003. He previously served in other human resources consulting roles as well as in corporate human resources environments at Prometric (formerly of Sylvan and Thomson Learning), Ward Machinery and Westinghouse. Dr. Allentoff holds a B.S. in Psychology from the University of Maryland, College Park as well both M.S. and Ph.D. degrees in Industrial & Organizational Psychology from Auburn University.

Howard D. Polsky, General Counsel and Secretary

Mr. Polsky joined us in June 2004, and serves as General Counsel and Secretary. Mr. Polsky previously held the position of Vice President and General Counsel of Lockheed Martin Global Telecommunications from 2000 to 2002. Prior to its acquisition by Lockheed Martin, Mr. Polsky worked at COMSAT Corporation from 1992 to 2000, initially serving as Vice President and General Counsel of COMSAT’s largest operating division, and subsequently serving on the executive management team as Vice President of Federal Policy and Regulation. From 1983 to 1992, Mr. Polsky was a partner at Wiley, Rein & Fielding, and was an associate at Kirkland & Ellis from 1979 to 1983. Mr. Polsky began his legal career at the Federal Communications Commission. Mr. Polsky received a B.A. in Government from Lehigh University, and a J.D. from Indiana University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (NYSE) under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of September 10, 2010, there were approximately 58 registered holders of common stock.

	High	Low

Quarter ended:
September 30, 2009	$21.99	$15.28
December 31, 2009	20.73	15.65
March 31, 2010	24.40	18.26
June 30, 2010	25.83	21.81

Stock Performance Graph

The graph below matches the cumulative ten-quarter total return of holders of K12 Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and a customized peer group of twenty two companies. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 13, 2007 and tracks it through June 30, 2010.

COMPARISON OF TEN QUARTER CUMULATIVE TOTAL RETURN
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and a Peer Group

	13-Dec-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08	Mar-09	Jun-09	Sep-09	Dec-09	Mar-10	Jun-10
LRN	100.00	105.38	80.04	87.62	107.94	76.37	56.62	87.78	67.13	82.57	90.47	90.35
Peer Group	100.00	94.73	72.80	82.57	86.68	81.70	85.51	91.58	101.80	105.73	122.92	103.57
S&P 500	100.00	98.65	88.87	86.00	78.36	60.69	53.61	61.77	71.02	74.92	78.57	69.25
Nasdaq Composite	100.00	99.39	85.55	89.81	78.24	66.71	55.73	67.79	77.50	86.17	84.76	82.24
Russell 2000	100.00	99.55	89.26	85.76	88.50	57.50	56.47	67.01	80.59	80.21	93.50	76.13

All prices reflect closing prices on last day of trading at the end of each calendar quarter except December 13, 2007.

(1) This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Peer Group

American Public Education Inc., Apollo Group Inc., Archipelago Learning, Inc., Blackboard, Inc., Bridgepoint Education Inc., Capella Education Company, Career Education Corp., Corinthian Colleges, Inc., Devry Inc., Education Management Corporation, Grand Canyon Education Inc., ITT Educational Services, Inc., Lincoln Educational Services Co., McGraw-Hill Companies, Inc., New Oriental Education and Technology Group, Pearson Education, Renaissance Learning, Inc., Rosetta Stone Inc., Scientific Learning Corporation, Scholastic, Strayer Education Inc., and Universal Technical Institute.

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

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2010, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2010

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
	and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders(1)	3,913,847	$16.81	841,754
Equity compensation plans not approved by security holders	—	—	—

Total	3,913,847	$16.81	841,754

(1)	Includes shares under the 2007 Equity Incentive Award Plan.

The 2007 Equity Incentive Award Plan (2007 Plan) adopted in November 2007 contains an “evergreen provision” that allows for an annual increase in the number of shares available for issuance under the 2007 Plan on July 1 of each year during the ten-year term of the 2007 Plan, beginning on July 1, 2008. The annual increase in the number of shares shall be equal to the least of:

•	4% of our outstanding common stock on the applicable July 1;

•	2,745,098 shares; or

•	a lesser number of shares as determined by our Board of Directors.

Sales of unregistered securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2010, and the selected consolidated balance sheet data as of June 30, 2010 and 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2007 and 2006, and selected consolidated balance sheet data as of June 30, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements not included in this Annual Report. The pro forma net income per common share amounts for the years ended June 30, 2008 and June 30, 2007 were derived by eliminating the one-time tax benefit of $27.0 million from the reversal of the deferred tax valuation allowance in 2008 and by giving effect to the automatic conversion of all of our outstanding shares of our preferred stock into common stock immediately prior to the completion of our initial public offering. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Statement of Operations Data:
Revenues	$384,470	$315,573	$226,235	$140,556	$116,902

Cost and expenses
Instructional costs and services	222,029	196,976	131,282	76,064	64,828
Selling, administrative, and other operating expenses	117,398	86,683	72,393	51,159	41,660
Product development expenses	9,576	9,575	9,550	8,611	8,568

Total costs and expenses	349,003	293,234	213,225	135,834	115,056

Income from operations	35,467	22,339	13,010	4,722	1,846
Interest expense, net	(1,331)	(982)	(295)	(639)	(488)

Income before income tax (expense) benefit and noncontrolling interest	34,136	21,357	12,715	4,083	1,358
Income tax (expense) benefit	(13,249)	(9,628)	21,058	(218)	—

Net income	20,887	11,729	33,773	3,865	1,358
Add net loss attributable to noncontrolling interest	638	586	—	—	—

Net income — K12 Inc.	21,525	12,315	33,773	3,865	1,358
Dividends on preferred stock	—	—	(3,066)	(6,378)	(5,851)
Preferred stock accretion	—	—	(12,193)	(22,353)	(18,697)

Net income (loss) attributable to common stockholders	$21,525	$12,315	$18,514	$(24,866)	$(23,190)

	Year Ended June 30,
	2010		2009		2008	2007	2006
	(In thousands except share and per share data)

Net income (loss) attributable to common stockholders per share:
Basic		$0.72		$0.43	$1.18	$(12.42)	$(11.73)
Diluted(1)		$0.71		$0.42	$1.10	$(12.42)	$(11.73)
Basic (pro forma)(2)	$	n/a	$	n/a	$0.27	$0.18	n/a
Diluted (pro forma)(2)	$	n/a	$	n/a	$0.26	$0.18	n/a
Weighted average shares used in computing per share amounts:
Basic		29,791,973		28,746,188	15,701,278	2,001,661	1,977,195
Diluted(1)		30,248,683		29,639,974	16,850,909	2,001,661	1,977,195
Basic (pro forma)(2)		n/a		n/a	24,989,323	21,881,316	n/a
Diluted (pro forma)(2)		n/a		n/a	26,138,954	21,888,941	n/a
Other Data:
Net cash provided by (used in) operating activities		$55,523		$(6,855)	$15,534	$5,563	$3,625
Depreciation and amortization		$25,761		$20,835	$12,568	$7,404	$4,986
Stock-based compensation expense		$5,934		$2,790	$1,464	$218	$—
EBITDA(3)		$61,228		$43,174	$25,578	$12,126	$6,832
Capital Expenditures:
Capitalized curriculum development costs		$13,904		$13,931	$11,669	$8,683	$655
Purchases of property and equipment and capitalized software and development costs		$10,357		$13,939	$6,476	$5,366	$10,842
New capital lease obligations(4)		$12,194		$16,044	$10,564	$8,052	$—

Total capital expenditures		$36,455		$43,914	$28,709	$22,101	$11,497

	As of June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,751	$49,461	$71,682	$1,660	$9,475
Total assets	$307,882	$240,676	$197,324	$61,212	$48,485
Total short-term debt	$12,247	$11,274	$6,520	$1,500	$—
Total long-term obligations	$8,365	$11,128	$6,641	$7,135	$4,025
Redeemable noncontrolling interest	$17,374	$—	$—	$—	$—
Convertible redeemable preferred stock	$—	$—	$—	$229,556	$200,825
Total K12 Inc. stockholders’ equity (deficit)	$221,851	$182,286	$150,288	$(197,807)	$(173,451)
Working capital	$149,344	$111,048	$97,379	$9,730	$16,475

(1)	Diluted net income per common share does not include nor give effect to possible conversion of 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL subsequent to year end. Upon approval from shareholders, these shares are eligible to convert into common stock on a one-for-one basis. If these shares were issued and outstanding for the year ended June 30, 2010, they would have increased our total dilutive shares outstanding by 9.2%. Furthermore, the table above does not give pro forma affect to the combined financial results of K12 Inc. and KCDL.

(2)	Pro forma net income per common share eliminates the one-time tax benefit of $27.0 million from the reversal of the deferred tax asset valuation allowance and gives effect to the automatic conversion of all of our outstanding shares of preferred stock into common stock immediately prior to the completion of our initial public offering. The pro forma net income per common share assumes the completion of the initial offering on June 30, 2007 and the conversion of all of our outstanding shares of preferred stock into 19,879,675 shares of common stock.

(3)	EBITDA consists of net income (loss), minus interest income, plus interest expense, plus income tax expense, minus income tax benefit, plus depreciation and amortization and noncontrolling interest. Interest income consists primarily of interest earned on short-term investments or cash deposits. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA in addition to income from operations and net income as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

We believe EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our management uses EBITDA:

•	as an additional measurement of operating performance because it assists us in comparing our performance on a consistent basis;

•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry; and,

•	on an adjusted basis in determining compliance with the terms of our credit agreement.

The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)

Net income-K12 Inc.	$21,525	$12,315	$33,773	$3,865	$1,358
Interest expense, net	1,331	982	295	639	488
Income tax expense (benefit)	13,249	9,628	(21,058)	218	—
Depreciation and amortization	25,761	20,835	12,568	7,404	4,986
Noncontrolling interest	(638)	(586)	—	—	—

EBITDA	$61,228	$43,174	$25,578	$12,126	$6,832

(4) New capital lease obligations are primarily for student computers and related equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the year ended June 30, 2010.

•	Key Aspects and Trends of Our Operations — a discussion of items and trends that may impact our business in the upcoming year.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services designed to facilitate individualized learning for students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $175 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online public district programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

We increased total average enrollments in the virtual public schools we serve from 54,962 in fiscal year 2009 to 66,811 in fiscal year 2010, a growth rate of 21.6%. These enrollments exclude students in our direct-to-consumer, private school and international channels as well as our pilot programs. Over the same period, we increased revenues from $315.6 million to $384.5 million, a growth rate of 21.8%, increased operating income from $22.3 million to operating income of $35.5 million, a growth rate of 58.8%, and increased net income-K12 Inc. from $12.3 million to net income-K12 Inc. of $21.5 million, a growth rate of 74.8%. Also over the same timeframe, we increased EBITDA, a non-GAAP measure (see reconciliation on page 51), from $43.2 million to $61.2 million, a growth rate of 40.8%.

We deliver our learning system to students primarily through virtual public schools and are building an institutional business with sales directly to school districts. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions. Additionally, without the requirement of a physical classroom, virtual schools can be scaled quickly to accommodate a large dispersed student population, and allow more capital resources to be allocated towards teaching, curriculum and technology rather than towards a physical infrastructure.

For the 2010-11 school year, we will manage schools in 27 states and the District of Columbia. For the most part, these schools are able to enroll students on a statewide basis. Most of these enrollments are in virtual public schools. We are serving a growing number of hybrid schools the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we have added the iQ Academies that serve statewide virtual public schools in six states where we also serve other schools. Also in July 2010, we extended our involvement with traditional classroom settings to the full operational management of a brick and mortar school. Specifically, the Delaware Department of Education contracted with us to assume responsibility for all aspects of the operation of the Moyer Charter School, and authorized us to serve up to 460 students in grades 6-12. This contract furthers the use of our learning systems and instructional methods in a traditional classroom setting.

We are serving a growing number of students in programs that typically only accept enrollment from their own district. These district-based alternatives are a response to demand from school districts. We have established a dedicated sales team to focus on this sector, and through our acquisition of KC Distance Learning, Inc. (KCDL) in July 2010, we have added to this team as well as expanded our course portfolio. The services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with a single elective or core course.

In addition, parents can purchase our curriculum and learning solutions directly to facilitate or supplement their children’s education. In 2008 we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to deliver our learning system to students in the United States and worldwide. This school is positioned as a private international school enabling students to interact with others from more than 59 countries. The K12 International Academy has a branch facility in Dubai, operated under a joint venture. The purpose of the joint venture is to develop and manage the distribution of our learning system in the Gulf Cooperating Countries. In 2010, we opened sales offices in Singapore and Switzerland to expand the reach of the K12 International Academy in those regions.

In April 2010, we formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. We contributed substantially all of the assets in our Power-Glide Language Courses Inc. (Power-Glide), subsidiary, along with certain intellectual property licenses and cash for a 60% interest in the joint venture. As a majority-owned subsidiary, we will consolidate the financial statements of MIL into our financial statements. Middlebury contributed a license to use its school name, its Middlebury-Monterey Language Academy business and cash for a 40% interest in the joint venture. We offer these MIL courses in our virtual public schools and believe they have wide applicability in online learning. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. Language faculty from Middlebury will work with K12 to develop and manage the academic content of the Web-based language courses, which K12 will offer through its online education programs. The new courses will use features such as animation, music, videos and other elements that immerse students in new languages. The first courses, beginner French and Spanish for high school students, will be offered for the 2010-11 school year. The joint venture will also expand the Middlebury-Monterey Language Academy, a language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German and Spanish at its summer four-week residential session at four college campuses.

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, for approximately $63 million in 2.75 million non-voting shares of a new class of preferred stock (Series A Shares). If approved by a shareholder vote, these shares are eligible to convert to common stock on a one-for-one basis. If converted and outstanding for the full fiscal year ended June 30, 2010, the Series A Shares would increase our total dilutive shares outstanding by approximately 9.2%. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). Aventa Learning offers to schools and school districts over 140 core, elective and AP® courses in grades 6-12, from credit recovery courses to full-scale virtual school programs, as well as instructional services. Aventa Learning is accredited by the Northwest Association of Accredited Schools (NAAS). The Keystone School is an online private school for middle and high school students, which is also accredited by the NAAS. It was established in 1974 and has served over 250,000 students from 84 countries. The school enrolls both full-time and part-time students and its course offerings are supported by certified teachers. The iQ Academies are statewide online public schools that partner with school districts or public charter schools to serve middle and high school students. iQ Academies currently operate in Kansas, Minnesota, Nevada, Texas, Washington, and Wisconsin.

With the formation of MIL and the addition of KCDL, we believe we have improved our growth potential and the ability to scale our business even further. We also continue to invest in our logistics, technological infrastructure and financial systems to allow us to more effectively operate a large and growing company that will be able to better serve the educational needs of students domestically and internationally.

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

In September 2001, after 18 months of research and development of our curriculum, we introduced our kindergarten through 2nd grade offering. We initially launched our learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We added new grades and more states over the past seven years. We have also developed and launched hybrid programs that combine face-to-face time in the classroom with online instruction. For the 2009-10 school year, we operated in 25 states as set forth in the table below. For the 2010-11 school year, we have been approved to operate in Massachusetts and Michigan bringing the total states were we operate to 27.

The following table sets forth the enrollment, grade level, and new state by school year for virtual public schools and hybrid schools:

	Approximate
	Total
	Average		# of States
School Year	Enrollment	Grades Offered	Served	New States

SY 2001 - 2002	900	K - 2nd	2	Colorado, Pennsylvania,

SY 2002 - 2003	5,900	K - 5th	7	Arkansas, California, Idaho, Minnesota, Ohio

SY 2003 - 2004	11,200	K - 7th	11	Arizona, Florida, Utah, Wisconsin

SY 2004 - 2005	15,100	K - 8th	12	Kansas

SY 2005 - 2006	20,200	K - 9th	13	Texas

SY 2006 - 2007	27,000	K - 10th	15	Illinois, Washington,

SY 2007 - 2008	40,800	K - 12th	17	Georgia, Nevada

SY 2008 - 2009	55,000	K - 12th	21	Hawaii, Indiana, Oregon, South Carolina

SY 2009 - 2010	67,000	K - 12th	25	Alaska, Oklahoma, Virginia, Wyoming

SY 2010 - 2011	TBD	K - 12th	27	Massachusetts, Michigan

These enrollment trends will become less meaningful as we grow the other channels of our business including district sales, private schools, direct-to-consumer and international.

Key Aspects and Trends of Our Operations

Revenues

We generate a significant portion of our revenues from the sale of curriculum, management and technology services to virtual public schools including charter and hybrid schools and are typically supported by contracts of between one to twenty years in duration. In each of the past five years, more than 90% of our revenues have been derived from this source. We anticipate that these revenues will continue to represent the bulk of our total revenues over the next 12-24 months, although we expect this percentage to decline over the longer term as we expand into new distribution channels. These underlying contracts provide for our support of the student enrollment process, and we execute marketing and recruiting programs designed to create awareness and generate enrollments for many of these schools. We earn our revenues by providing each student with access to our online lessons and learning kits, often including the use of a personal computer. In addition, we provide a variety of management, technology and academic support services to these schools, ranging from turnkey end-to-end management solutions to targeted programs to meet a school’s specific needs. We also generate revenues from sales of our curriculum and services through other channels, including public school districts, private schools, direct-to-consumer, and international. We have also piloted our curriculum in a traditional brick and mortar classroom environment.

Factors affecting our revenues include:

(i) the number of enrollments;

(ii) the nature and extent of the management services provided to the schools and school districts;

(iii) state or district per student funding levels and attendance requirements;

(iv) prices for our products and services; and

(v)	growth in our other distribution channels such as direct-to-consumer, private schools and international.

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

School sessions generally begin in August or September and end in May or June. We consider the duration of a school year to be 10 months. To ensure that all virtual public school and hybrid schools are reflected in our measure of enrollments, we consider the number of students on the last day of September to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. To provide comparability, we do not consider enrollment levels for June, July and August as most schools are not open during these months. For each period, average enrollments represent the average of the month-end enrollment levels for each month that has transpired between September and the end of the period, up to and including the month of May. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

We believe that the number of enrollments depends upon the following:

•	the number of states and school districts in which we operate;

•	the restrictive terms of local laws or regulations including enrollment caps;

•	the appeal of our curriculum and instructional model to students and families;

•	the specific local requirements including credit recovery, special needs;

•	the effectiveness of our program in delivering favorable academic outcomes;

•	the quality of the teachers working in the virtual public schools we serve; and

•	the effectiveness of our marketing and recruiting programs.

In fiscal year 2010, we increased total average enrollments by 11,850, or 21.6% to 66,811, as compared to total average fiscal year 2009 enrollments of 54,962. We did this by a process that combines replacing students who have withdrawn and adding new enrollments to attain our rate of growth. We continually evaluate our trends in revenues by monitoring the number of enrollments in total, by state, by school and by grade, assessing the impact of changes in funding levels and the pricing of our curriculum and educational services.

We also sell our courses directly to consumers. In our direct-to-consumer channel, consumers typically purchase from one to six courses in a year, however, we do not monitor the progress of these students in the same way as we do in virtual public schools. Our online private school, the K12 International Academy can enroll students on a full or part-time basis. In addition, the brands we acquired from KCDL serve students full-time and with single courses. We have not included the enrollment from these channels in our enrollment totals; however we expect them to have a greater impact on revenues going forward.

Our annual growth in revenues may be materially affected by changes in the level of management services we provide to certain schools. Currently a significant portion of our enrollments are associated with virtual public schools to which we provide turnkey management services. We are responsible for the complete management of these schools and therefore, we recognize as revenues the funds received by the schools, up to the level of costs incurred. These costs are substantial, as they include the cost of teacher compensation and other ancillary school expenses. Accordingly, enrollments in these schools generate substantially more revenues than enrollments in other schools where we provide limited or no management services. In these situations, our revenues are limited to invoiced amounts and are independent of the total funds received by the school from a state or district. As a result, changes in the number of enrollments associated with schools operating under turnkey arrangements relative to total enrollments may have a disproportionate impact on growth in revenues relative to the growth in enrollments.

The percentage of enrollments associated with turnkey management service schools, or managed schools, was 85% for the years ended June 30, 2010 and 2009. This was primarily attributable to the added emphasis we have placed on sales to school districts that resulted in growth of these enrollments of 22.7%, a similar rate as the growth in enrollments at managed schools. Changes in the mix of enrollments associated with turnkey management services compared with limited management services may change the average revenues per enrollment and accordingly impact total revenues. As we renew our existing management contracts, the extent of the management services we provide may change. Our turnkey management contracts have terms from one to twenty years. For fiscal year 2011, we are providing turnkey management services to new schools in Massachusetts and Michigan and have also added several contracts to provide our curriculum and limited services to individual school districts. As we continue to build our institutional business and increase our sales to school districts, the trend in enrollment mix may continue to shift toward these programs.

In fiscal year 2010, we derived more than 10% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for 28% of our total revenues. We provide our full turnkey management solution pursuant to our contract with the Ohio Virtual Academy, which terminates on June 30, 2017. We provide our full turnkey solution to the Agora Cyber Charter School (Agora), pursuant to a contract with the school that expires on June 30, 2015. Each of the contracts with these schools provides for termination of the agreement if the school ceases to hold a valid and effective charter from the charter-issuing authority in their respective states or if there is a material reduction in the per enrollment funding level. The annual revenues generated under each of these contracts represent a material portion of our total revenues in fiscal year 2010 and we expect this to continue in fiscal year 2011. In October 2009, as part of a settlement agreement, the Pennsylvania Department of Education (PDE) terminated its charter revocation proceeding against Agora. The settlement agreement also included the dismissal of the two lawsuits brought against us by Agora and The Cynwyd Group, as well as all other related litigation involving Agora, Cynwyd and the PDE.

Our annual revenue growth is impacted by changes in state or district per enrollment funding levels. Due to the recession, many states have reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative in many states and had a negative effect on our revenue and income for our fiscal years 2009 and 2010. Our financial results reflect annual school revenues and expenses, including ARRA funds, state funding reductions and expense reductions that we undertook in order to mitigate the impact of the funding reductions that have occurred. In August 2010, the U.S. government passed the Education Jobs and Medicaid Assistance Act providing $10 billion in federal aid for schools. At this time, many states still have budget issues and the specific level of federal funding for the coming years is not yet known so it is possible we could experience lower per enrollment funding in the future.

We evaluate the combined pricing of our curriculum and educational services annually against market conditions and state funding levels and change them as we deem appropriate. We do not expect our price changes to have a significant impact on revenues as they are encompassed within changes in per enrollment funding levels.

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

As a percentage of revenues, instructional costs and services expenses decreased to 57.8% for the year ended June 30, 2010, as compared to 62.4% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 19% to 22%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

In the near term, we expect high school enrollments to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenues compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services including college placement, SAT preparation and guidance counseling; and (vi) use of third-party courses to augment our proprietary curriculum. Over time, we anticipate partially offsetting these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, leveraging our school infrastructure and obtaining purchasing economies of scale.

We have deployed and are continuing to develop new delivery models, including hybrid schools, where students receive face-to-face instruction in a learning center to complement their online instruction, and other programs that utilize a brick and mortar facility full-time, including our operational management of the Moyer Charter School. These models necessitate additional costs including facilities related costs and additional administrative support, which are generally not required to operate typical virtual public schools. In addition, development costs may include instructional research and curriculum development. As a result, instructional costs as a percentage of revenues may be higher than our fully virtual kindergarten through eighth grade offering. In addition, we are pursuing expansion into new states. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a virtual public school, which may result in increased instructional costs as a percentage of revenues.

Selling, Administrative and Other Operating Expenses

Selling, administrative and other operating expenses include the salaries, benefits and related costs of employees engaged in business development, sales and marketing, and administrative functions. In addition, we include rent expense for our corporate headquarters and stock compensation expense. We also include litigation settlement costs, and transaction and due diligence expenses related to mergers and acquisitions. We track selling, administrative and other operating expenses as a percentage of revenues to measure performance and efficiency of these areas. In addition, we quantify sales and marketing efficiency including the number of new enrollment prospects for virtual public schools, our ability to convert these prospects into enrollments, and our cost effectiveness of conversion. We also review various call center statistics as indicators of operating efficiency and customer service including call handle rates, waiting time and customer satisfaction. For fiscal year 2010, our selling, administrative and other operating expenses as a percentage of revenues were 30.5%, representing an increase of 3.1% compared to the prior year. This increase was primarily attributable to increases in student recruiting and enrollment, personnel costs including the expansion of our institutional sales force, professional services, acquisition due diligence and closing expenses, and litigation settlement costs. Excluding acquisition due diligence expenses and legal settlement costs incurred in fiscal year 2010, this increase would have been 2.4%. We believe we will be able to gain scale integrating the selling and administrative functions of KCDL. We continue to invest in our logistics, technological infrastructure and financial systems to allow us to more effectively operate a large and growing company that will be able to better serve the educational needs of students domestically and internationally.

Product Development Expenses

Product development expenses include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems and any related impairment charges. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. We plan to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, world language courses, new releases of existing courses and to upgrade our content management system and online school. We capitalize most of the costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize the costs incurred to develop internal systems into property, equipment and capitalized software development costs.

We account for impairment of capitalized curriculum development costs in accordance with Statement of Financial Accounting Standard No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, (codified in ASC 360). See “Critical Accounting Policies and Estimates.” There were no impairment charges for the year ended June 30, 2010. We recorded impairment charges on capitalized curriculum of $0.3 million for the year ended June 30, 2009. There were no impairment charges for the years ended June 30, 2008.

Other Factors That May Affect Comparability Year To Year

Stock Based Compensation Expense.  The adoption of Statement of Financial Accounting Standard No. 123R, “Share Based Payments” (SFAS No. 123R), (codified in ASC 718), requires that we recognize an expense for stock options granted beginning July 1, 2006. We incurred approximately $5.9 million, $2.8 million and $1.5 million in stock based compensation expense for the years ended June 30, 2010, 2009 and 2008, respectively. We expect stock based compensation expense to increase in the future as we grant additional stock options and restricted stock awards.

Income Tax Expense.  In the period from our inception through fiscal year 2005, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes. However, in each of the three years ending June 30, 2008, we generated increasing enrollments, revenue and pre-tax income. As a result, in fiscal year 2008, we determined it was more likely than not that substantially all of our net deferred tax asset would be utilized. For the year ended June 30, 2008, we recognized a net income tax benefit of $21.1 million. This reflects the net effect of a $27.0 million tax benefit from the reversal of the valuation allowance on net deferred tax assets and an income tax expense of $5.9 million, or 46.6% of pretax income. Income tax expense for the year ended June 30, 2009 was $9.6 million, or 45.0% of pretax income. For the year ended June 30, 2010, income tax expense was $13.2 million, or 38.8% of pretax income. The tax rate of 38.8% reflects our use of research and development tax credits which expired in December 2009. Without the benefit of these tax credits, the tax rate would have been 43.1%.

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

Competition.  Providing online education for grades K-12 is becoming increasingly competitive and attracting significant new entrants. As this competition intensifies, it could negatively effect our growth, revenues and operating margins. With the introduction of new technologies and entrants, we expect this competition to intensify.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the audit committee of our board of directors.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104 (SAB No. 104), (codified in ASC 605), we recognize revenues when the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery of physical goods or rendering of services is complete; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Once these conditions are satisfied, the amount of revenues we record is determined in accordance with Emerging Issues Task Force (EITF 99-19), Reporting Revenue Gross as a Principal versus Net as an Agent, (codified in ASC 605).

We generate almost all of our revenues through long-term contracts with virtual public schools and public hybrid schools. These schools are generally funded by state or local governments on a per student basis. Under these contracts, we are responsible for providing each enrolled student with access to our OLS or high school learning platform, our online lessons, learning kits, teachers and student support services required for their complete education. In most cases, we are also responsible for providing complete management, technology and educational services required for the operation of the school. The revenues derived from these long-term agreements are primarily dependent upon the number of students enrolled, the extent of the management services contracted for by the school, and the level of funding provided to the school for each student.

We have determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. While we have sold some of these elements in various combinations or bundles to schools and school districts, the value of each element across these combinations is indeterminable and we have concluded that we do not have sufficient objective and reliable evidence of fair value for each element. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, we account for revenues received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement based upon the approximate rate at which we incur the costs associated with each element.

While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online lessons; (2) learning kits; and (3) student personal computers. We also invoice for management and technology services. We apply SAB No. 104 to each of these items as follows:

•	Access to the Online School and Online Lessons. Our OLS revenues come primarily from contracts with charter schools and school districts. Students are provided access to the OLS and online lessons at the start of the school year for which they have enrolled. On a per student basis, we invoice schools an upfront fee at the beginning of the school year or at the time a student enrolls and a monthly fee for each month during the school year in which the student is enrolled. A school year generally consists of 10 months. The upfront fee is initially recorded as deferred revenue and is recognized as revenues ratably over the remaining months of the current school year. If a student withdraws prior to the end of a school year, any remaining deferred revenue related to the upfront fee is recognized ratably over the remaining months of the school year. The monthly fees are recognized in the month in which they are earned.

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

•	Learning Kits. Our learning kit revenues come primarily from contracts with virtual public schools. The lessons in our online school are meant to be used in conjunction with selected printed materials, workbooks, laboratory materials and other manipulative items which we provide to students. We generally ship all learning kits to a student when their enrollment is approved and invoice the schools in full or over the school year for the materials. Once materials have been shipped, our efforts are substantially complete. Therefore, we recognize revenues upon shipment. Because learning kits revenues are recognized near the time of enrollment in its entirety, we generate a majority of these revenues in our first fiscal quarter which coincides with the start of the school year. Shipments for virtual public schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues. We may also reclaim materials for schools at the end of the school year or when a student withdraws from the school. We will invoice a reclamation fee for this service and recognize the revenue in the period it is performed. We have improved our ability to reclaim materials which has contributed to cost savings and efficiencies in our fulfillment operations.

•	Student Personal Computers. In most of our contracts with managed virtual public schools, we are responsible for fulfilling school policies ensuring that each enrolled student has the ability to access our online school. To accomplish this, we provide many families with the use of a personal computer, complete technical support through our call center, and reclamation services when a student withdraws or a computer needs to be exchanged. Schools are invoiced for each enrolled student or family to whom we have provided a personal computer. This may include an upfront fee at the beginning of the school year or at the time a student enrolls, a monthly fee for each month during the school year in which the student is enrolled, and a reclamation fee when a student withdraws from the school. A school year generally consists of 10 months. The upfront fee is initially recorded as deferred revenue and is recognized as revenues ratably over the remaining months of the current school year. If a student withdraws prior to the end of a school year, any remaining deferred revenue related to the upfront fee is recognized ratably over the remaining months of the school year. All deferred revenue will be recognized by the end of our fiscal year, June 30. The monthly fees are recognized in the month in which they are earned.

•	Management, Technology and Educational Services. Under most of our statewide virtual public school contracts, we provide the boards of these schools we serve with turnkey management and technology services. We take responsibility for all academic and fiscal outcomes. This includes responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and provisioning of curriculum, equipment and required services. Management and technology fees are generally determined based upon a percentage of the funding received by the virtual public school. We generally invoice schools for management and technology services in the month in which they receive such funding.

We recognize the revenues from management, technology and educational services ratably over the course of our fiscal year. We use 12 months as a basis for recognition because administrative offices of the school remain open for the entire year. Quarter-to-quarter, we estimate the total funds that each school will receive in a particular school year, and recognize as revenue our pro rata fees associated with the estimated funding. Our management and technology service fees are generally a contracted percentage of yearly school revenues. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues.

We closely monitor the financial performance of the schools to which we provide turnkey management services. Under the contracts with these schools, we generally take responsibility for any operating expenses that they may incur in a given school year. These expenses include our charges for products and services. In some cases, the school operating expenses may exceed the revenues earned by the school resulting in an operating loss for the school. A school operating loss may result from a combination of cost increases or funding reductions attributable to the following:

1)	costs associated with new schools including the initial hiring of teachers, administrators and the establishment of school infrastructure;

2) school requirements to establish contingency reserves;

3) one-time costs such as a legal claim;

4) funding reductions due to the inability to qualify specific students for funding;

5)	regulatory or academic performance thresholds which may restrict the ability of a school to fund all expenses;

6) inadequate school funding in particular states; and/or

7) burdensome regulation creating excessive costs.

We consider an individual school operating loss to estimate any impairment of collection, and our recognized revenue reflects this impairment. The fact that a school has an operating loss in one year does not necessarily mean we anticipate losing money on the entire contract. We recognize the impact of a school operating loss by estimating the full year revenues and full year operating expenses of the school at the beginning of the fiscal year. We amortize the estimated school operating loss against recognized revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. We periodically review our estimates of full year school revenues and full year school operating expenses and amortize the net impact of any changes to these estimates over the remainder of our fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues and use actual costs incurred in our calculation of school operating losses. In aggregate, the operating losses of the schools we manage have grown substantially. We expect school operating losses to decline in some schools as their enrollment increases and they obtain scale. In aggregate, we expect school operating losses to continue to grow due to start up costs in new states, additional investment in educational programs, and the higher costs associated with our high school offering.

The amount of revenues we record is determined in accordance with EITF 99-19. For the schools where we provide turnkey management services, we have determined that we are the primary obligor for substantially all expenses of the school. Accordingly, we report revenues on a gross basis by recording the associated per student revenues received by the school from its funding state or school district up to the expenses incurred by the school. Revenues are recognized when the underlying expenses are incurred by the school. For the contracts where we provide individually selected services for the school or school district, we invoice on a per course, per student, or per service basis and recognize revenues in accordance with SAB No. 104. Under these contracts, where we do not assume responsibility for a school operating loss, we record revenues on a net basis.

We also generate a small percentage of our revenues through the sale of our online courses and learning kits directly to consumers. Online course sales are generally month to month subscriptions or for periods of 12 months and customers have the option of paying a discounted amount in full upfront or paying in monthly installments. Payments are generally made with charge cards. For those customers electing to pay these subscription fees in their entirety upfront, we record the payment as deferred revenue and amortize the revenues over the life of the subscription. For customers paying monthly, we recognize these payments as revenues in the month earned. Revenues for learning kits are recognized when shipped. We currently generate revenues from private schools, including the K12 International Academy. These revenues are recognized based upon the products or services provided as described above.

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

Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (codified in ASC 350). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. Included in capitalized curriculum development is the November 2007 purchase of a perpetual license of curriculum for $3 million. The purchase agreement includes a provision for future royalty payments. This curriculum will be included as part of our high school offering and will be amortized over five years.

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

We capitalize software development costs incurred during the development stage of these applications in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (codified in ASC 350). These capitalized development costs are included in property, equipment and capitalized software and are generally amortized over three years.

Impairment of Long-lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144) (codified in ASC 360), Accounting for the Impairment or Disposal of Long-Lived Assets, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment for the years ended June 30, 2010, 2009 and 2008.

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

We account for equity instruments issued to non-employees, primarily non-employee Directors, in accordance with the provisions of SFAS No. 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Deferred Tax Asset Valuation Allowance

We account for income taxes as prescribed by Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes (codified in ASC 740). SFAS No. 109 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. However, our ability to forecast sufficient future taxable income is subject to certain market factors that we may not be able to control such as a material reduction in per pupil funding levels, legislative budget cuts reducing or eliminating the products and services we provide and government regulation.

From inception through fiscal year 2005, we had generated significant losses. However, in the three years ending June 30, 2008 we generated increasing operating profit. In addition, our revenues are dependent, among other things, upon the number of student enrollments. During the recruiting season for fall 2008, we received enrollment applications that would provide for additional growth for fiscal year 2009. When considering this positive evidence of future profitability, we believed that our recent history of generating positive pre-tax income is sustainable and is expected to continue to grow as a result of the increasing revenues primarily from virtual public schools. Consequently, as we believed that it is more likely than not that we would be able to utilize substantially all of our net deferred tax asset, we reversed approximately $27.0 million of the valuation allowance on our net deferred tax asset for the year ended June 30, 2008.

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

As of June 30, 2010, we had federal net operating loss carryforwards of $35.9 million that expire between 2020 and 2030 if unused. We maintain a valuation allowance on net deferred tax assets of $0.8 million as of June 30, 2010 related to state income taxes as we believe it is more likely than not that we will not be able to utilize these deferred tax assets. Due to these net operating loss carryforwards, we do not expect to pay federal income taxes in the next twelve months.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350. Finite-lived intangible assets include the trade name customer contracts and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2010 and 2009, finite-lived intangible assets are recorded at $14.2 million and $0.2 million, respectively and accumulated amortization of $0.4 million and $0.2 million, respectively. Amortization expense for the years ended June 30, 2010, 2009 and 2008 were $0.2 million, $0.1 million and $0.1 million, respectively. Future amortization of intangible assets is not yet determinable until a final allocation is completed identifying the finite-lived intangibles and corresponding useful life contributed to the Middlebury Interactive Languages venture. As of June 30, 2010 and 2009, indefinite-lived intangible assets, which consist of a domain name, are recorded for both years at $0.3 million.

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (codified in ASC 350), prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. We have elected to perform our annual assessment on May 31st of each year. For the year ended June 30, 2010, 2009, and 2008 no impairment to goodwill or indefinite-lived intangible assets was recorded.

Consolidation of Noncontrolling Interest

Our consolidated financial statements reflect the results of operations of our Middle East and Middlebury Interactive Languages joint ventures. Earnings or losses attributable to our partner are classified as “net income or net loss attributable to noncontrolling interest” in our consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to minority interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted.

Redeemable Noncontrolling Interest

In the formation of our joint venture with Middlebury College, at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (put right). The purchase price for Middlebury’s Membership Interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company’s common stock. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

The transaction resulted in a change in ownership interest of the subsidiary that did not result in loss of control and was accounted for as an equity transaction in accordance with the provisions of ASC 810 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51). The assets contributed by Middlebury were initially recorded at their fair value. The intangible assets contributed by Middlebury were estimated at a fair value of $14.0 million as determined by us and represents a preliminary allocation which is subject to change upon completion of a valuation with the assistance of a third party valuation firm.

Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value fair value in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. We will adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

Results of Operations

The following table sets forth total average enrollment data for our virtual public schools and hybrid schools for each of the periods indicated and excludes enrollments from our direct-to-consumer, private school, and international channels and our pilot programs:

	Years Ended June 30,
	2010	2009	2008

Total Average Enrollments	66,811	54,962	40,859

Managed Enrollments as percentage of total enrollments	85.3%	85.4%	82.0%
Non-managed Enrollments as a percentage of total enrollments	14.7%	14.6%	18.0%

Total average enrollments	100.0%	100.0%	100.0%

High School enrollments as a percentage of total	21.9%	18.5%	13.5%
K-8 enrollments as a percentage of total enrollments	78.1%	81.5%	86.5%

Total average enrollments	100.0%	100.0%	100.0%

The following table sets forth statements of operations data for each of the periods indicated:

	Years Ended June 30,
	2010	2009	2008
	(In thousands)

Revenues	$384,470	$315,573	$226,235

Cost and expenses
Instructional costs and services	222,029	196,976	131,282
Selling, administrative, and other operating expenses	117,398	86,683	72,393
Product development expenses	9,576	9,575	9,550

Total costs and expenses	349,003	293,234	213,225

Income from operations	35,467	22,339	13,010
Interest expense, net	(1,331)	(982)	(295)

Income before income tax (expense) benefit and noncontrolling interest	34,136	21,357	12,715
Income tax (expense) benefit	(13,249)	(9,628)	21,058

Net income	20,887	11,729	33,773
Add net loss attributable to noncontrolling interest	638	586	—

Net Income — K12 Inc.	$21,525	$12,315	$33,773

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenues for the periods indicated:

	Year Ended June 30,
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	57.8	62.4	58.0
Selling, administrative, and other operating expenses	30.5	27.5	32.0
Product development expenses	2.5	3.0	4.2

Total costs and expenses	90.8	92.9	94.2

Income from operations	9.2	7.1	5.8
Interest expense, net	(0.3)	(0.3)	(0.1)

Income before income tax (expense) benefit and noncontrolling interest	8.9	6.8	5.7
Income tax (expense) benefit	(3.4)	(3.1)	9.3

Net income	5.5	3.7	15.0
Add net loss attributable to noncontrolling interest	0.1	0.2	0.0

Net income — K12 Inc.	5.6%	3.9%	15.0%

Comparison of Years Ended June 30, 2010 and 2009

Revenues.  Our revenues for the year ended June 30, 2010 were $384.5 million, representing an increase of $68.9 million, or 21.8%, as compared to revenues of $315.6 million for the same period in the prior year. Total average enrollments increased 21.6% to 66,811 for the year ended June 30, 2010 from 54,962 for the same period prior year. The increase in average enrollments was primarily attributable to 19.8% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.8% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 8.1%

to enrollment growth and K-8 enrollments contributed approximately 13.5% to overall enrollment growth. For the year ended June 30, 2010, high school enrollments increased 43.5% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 21.9% of our enrollments for the year ended June 30, 2010 as compared to 18.5% for the same period in the prior year. K-8 enrollments increased 16.6% for the year ended June 30, 2010 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 78.1% of our enrollments for the year ended June 30, 2010 as compared to 81.5% for the same period in the prior year. Also contributing to the growth in revenues were other distribution channels including private schools and direct-to-consumer.

Instructional Costs and Services Expenses.  Instructional costs and services expenses for the year ended June 30, 2010 were $222.0 million, representing an increase of $25.1 million, or 12.7% as compared to instructional costs and services of $197.0 million for the same period in the prior year. This increase was primarily attributable to a $25.5 million increase in expenses to operate and manage the schools, partially offset by a $0.4 million decrease in costs to supply curriculum, books, educational materials and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 57.8% for the year ended June 30, 2010, as compared to 62.4% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased volume in reclaimed materials, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses was partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 18.5% to 21.9%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs.

Selling, Administrative, and Other Operating Expenses.  Selling, administrative, and other operating expenses for the year ended June 30, 2010 were $117.4 million, representing an increase of $30.7 million, or 35.4%, as compared to selling, administrative and other operating expenses of $86.7 million for the same period in the prior year. This increase is primarily attributable to increases in personnel costs including benefits and stock compensation expense, the expansion of our institutional sales force, student recruiting and enrollment costs, professional services, acquisition due diligence and transaction related costs, and litigation settlement costs. As a percentage of revenues, selling, administrative, and other operating expenses increased to 30.5% for the year ended June 30, 2010 as compared to 27.5% for the same period in the prior year primarily due to increases in personnel costs including the expansion of our institutional sales force, student recruiting, professional services, and acquisition due diligence and transaction related costs.

Product Development Expenses.  Product development expenses for the years ended June 30, 2010 and 2009 were $9.6 million. Employee compensation combined with contract labor was relatively stable. We continued to add to our high school course catalogue, including credit recovery programs, and completed our new elementary math program containing custom math sequences to meet state specific needs. As a percentage of revenues, product development expenses decreased to 2.5% for the year ended June 30, 2010 as compared to 3.0% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Net Interest Expense.  Net interest expense for the year ended June 30, 2010 was $1.3 million, as compared to net interest expense of $1.0 million for the same period in the prior year. The increase is primarily due to lower interest income as a result of declining interest rates for the year ending June 30, 2010 as compared to the same period in the prior year.

Income Taxes.  Income tax expense for the year ended June 30, 2010 was $13.2 million or 38.8% of income before income taxes, as compared to an income tax expense of $9.6 million, or 43.7% of income before taxes, for the same period in the prior year. The decrease in rate is primarily attributable to tax credits recognized in the year ended June 30, 2010 for research and development activities in the current and prior periods. Without these credits, income tax expense for the year ended June 30, 2010 would have been $14.7 million or 43.1% of income before taxes.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the year ended June 30, 2010 and 2009 was $0.6 million. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of Years Ended June 30, 2009 and 2008

Revenues.  Our revenues for the year ended June 30, 2009 were $315.6 million, representing an increase of $89.3 million, or 39.5%, as compared to revenues of $226.2 million for the same period in the prior year. Total average enrollments increased 34.5% to 54,962 for the year ended June 30, 2009 from 40,859 for the same period prior year. The increase in average enrollments was primarily attributable to 29.9% enrollment growth in existing states. New school openings in Hawaii, Indiana, Oregon, and South Carolina contributed approximately 4.6% to enrollment growth. In new and existing states combined, high school enrollments contributed approximately 11.4% to enrollment growth and K-8 enrollments contributed approximately 23.1% to overall enrollment growth. For the year ended June 30, 2009, high school enrollments increased 84.0% as compared to the same period in the prior year. Additionally, high school enrollments constituted approximately 18.5% of our enrollments for the year ended June 30, 2009 as compared to 13.5% for the same period in the prior year. K-8 enrollments increased 26.8% for the year ended June 30, 2009 as compared to the same period in the prior year. Additionally, K-8 enrollments constituted approximately 81.5% of our enrollments for the year ended June 30, 2009 as compared to 86.5% for the same period in the prior year. Also contributing to the growth in revenues was the increase in the percentage of enrollments associated with managed schools, which generate higher revenue per enrollment than non-managed school enrollments. The percentage of enrollments associated with managed schools increased to 85.4% for the year ended June 30, 2009 from 82.0% for the same period in the prior year.

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

Selling, Administrative, and Other Operating Expenses.  Selling, administrative, and other operating expenses for year ended June 30, 2009 were $86.7 million, representing an increase of $14.3 million, or 19.7%, as compared to selling, administrative and other operating expenses of $72.4 million for the same period in the prior year. This increase is primarily attributable to a $6.2 million increase in student recruiting costs, a $1.6 million increase in professional services, and a $6.5 million increase in other expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 27.5% for the year ended June 30, 2009 as compared to 32.0% for the same period in the prior year primarily due to greater leverage on our corporate overhead and fixed selling resources. Partially offsetting this leverage were increased investments in demand generating activities and our international expansion efforts.

Product Development Expenses.  Product development expenses for the years ended June 30, 2009 and 2008 were $9.6 million. Employee compensation as well as contract labor costs increased, but were offset by greater utilization of these resources to develop curriculum assets. We continued to add to our high school course catalogue and to our elementary math and remedial reading programs. As a percentage of revenues, product development expenses decreased to 3.0% for the year ended June 30, 2009 as compared to 4.2% for the same period in the prior year as we were able to leverage these costs over a larger revenue base.

Net Interest Expense.  Net interest expense for the year ended June 30, 2009 was $1.0 million, as compared to net interest expense of $0.3 million for the same period in the prior year. The increase is due to growth in our capital lease obligations partially offset by reduced borrowings under our revolving line of credit. In addition, although our average cash balances were higher for the year ended June 30, 2009, the significant decline in interest rates resulted in lower interest income.

Income Taxes.  Income tax expense for the year ended June 30, 2009 was $9.6 million, or 45.0% of income before income taxes, as compared to an income tax benefit of $21.1 million for the same period in the prior year. The income tax benefit for the year ended June 30, 2008 reflects a $27.0 million tax benefit as we were able to reverse the valuation allowance on net deferred tax assets generated by our net operating losses that were fully reserved in prior periods. Had that reversal not occurred, we would have recorded an income tax expense of $5.9 million, or 46.6% of income before income taxes for the year ended June 30, 2008.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the year ended June 30, 2009 was $0.6 million, reflecting losses attributable to shareholders in our joint venture in the Middle East. There was no minority interest for the year ended June 30, 2008.

Quarterly Results of Operations

The following table sets forth domestic enrollment data of virtual public schools or hybrid schools for the eight most recent quarters, as well as the percentage of total enrollments in various categories including: managed enrollments or enrollments in schools where we provide turn-key management services, non-managed enrollments or enrollments in programs that use our curriculum and limited other services.

The enrollments below do not include students in our direct-to-consumer, private school, international channels or pilot programs.

	Three Months Ended
	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08

Total Average Enrollments	63,508	67,560	67,354	69,542	52,563	56,022	55,076	56,233

Managed Enrollments as percentage of total enrollments	85.0%	85.5%	85.0%	85.6%	85.1%	85.7%	85.3%	85.4%
Non-managed Enrollments as a percentage of total enrollments	15.0%	14.5%	15.0%	14.4%	14.9%	14.3%	14.7%	14.6%

Total average enrollments	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

High School enrollments as a percentage of total	21.1%	22.0%	21.6%	23.4%	16.9%	18.6%	18.6%	20.9%
K-8 enrollments as a percentage of total enrollments	78.9%	78.0%	78.4%	76.6%	83.1%	81.4%	81.4%	79.1%

Total average enrollments	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters, as well as each line item expressed as a percentage of total revenues. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	For the Three Months Ended,
	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08
	(In thousands)

Revenues	$88,321	$96,627	$93,197	$106,325	$72,166	$77,164	$77,618	$88,625

Cost and expenses
Instructional costs and services	55,868	56,479	51,589	58,093	44,375	47,868	50,312	54,421
Selling, administrative, and other operating expenses	32,329	26,843	24,899	33,327	25,494	19,467	18,887	22,835
Product development expenses	1,999	2,924	2,415	2,238	2,560	2,415	2,405	2,195

Total costs and expenses	90,196	86,246	78,903	93,658	72,429	69,750	71,604	79,451

Income (loss) from operations	(1,875)	10,381	14,294	12,667	(263)	7,414	6,014	9,174
Interest (expense) income, net	(289)	(361)	(324)	(357)	(464)	(361)	(264)	107

Income (loss) before income tax (expense) benefit and noncontrolling interest	(2,164)	10,020	13,970	12,310	(727)	7,053	5,750	9,281
Income tax benefit (expense)	427	(3,927)	(4,381)	(5,368)	13	(3,490)	(2,365)	(3,786)

Net income (loss)	(1,737)	6,093	9,589	6,942	(714)	3,563	3,385	5,495
Add (less) net loss (income) attributable to noncontrolling interest	412	36	49	141	48	(16)	135	419

Net income (loss) — K12 Inc.	$(1,325)	$6,129	$9,638	$7,083	$(666)	$3,547	$3,520	$5,914

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	For the Three Months Ended,
	Jun-10	Mar-10	Dec-09	Sep-09	Jun-09	Mar-09	Dec-08	Sep-08

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	63.2	58.5	55.4	54.6	61.5	62.1	64.8	61.4
Selling, administrative, and other operating expenses	36.6	27.8	26.7	31.3	35.3	25.2	24.4	25.7
Product development expenses	2.3	3.0	2.6	2.1	3.6	3.1	3.1	2.5

Total costs and expenses	102.1	89.3	84.7	88.0	100.4	90.4	92.3	89.6

Income (loss) from operations	(2.1)	10.7	15.3	12.0	(0.4)	9.6	7.7	10.4
Interest (expense) income, net	(0.4)	(0.3)	(0.3)	(0.3)	(0.6)	(0.5)	(0.3)	0.1

Income (loss) before income tax (expense) benefit and noncontrolling interest	(2.5)	10.4	15.0	11.7	(1.0)	9.1	7.4	10.5
Income tax benefit (expense)	0.5	(4.1)	(4.7)	(5.0)	0.0	(4.5)	(3.1)	(4.3)

Net income (loss)	(2.0)	6.3	10.3	6.7	(1.0)	4.6	4.3	6.2
Add (less) net loss (income) attributable to noncontrolling interest	0.5	0.0	0.0	0.1	0.1	0.0	0.2	0.5

Net income (loss) — K12 Inc.	(1.5)%	6.3%	10.3%	6.8%	(0.9)%	4.6%	4.5%	6.7%

Discussion of Quarterly Results of Operations

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to virtual public schools we serve and the number of months the schools are fully operational and serving students in a fiscal quarter. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year typically begins in August or September, our first fiscal quarter, and finishes in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters reflect fewer than three months of full virtual public school operations when compared to the second and third fiscal quarters.

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

Operating expenses are also seasonal. Instructional costs and services expenses increase in the first fiscal quarter primarily due to the costs incurred to ship student materials at the beginning of the school year. Instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. For example, enrollment growth will require additional teaching staff, thereby increasing salary and benefits expense. School events may be seasonal, (e.g. professional development, proctored exam related expenses, and community events,) impacting the quarterly change in instructional costs. The majority of our recruiting and enrollment expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September. A significant portion of our overhead expenses does not vary with the school year or enrollment season.

Discussion of Seasonality of Financial Condition

Certain accounts in our balance sheet are subject to seasonal fluctuations. As our enrollments and revenues grow, we expect these seasonal trends to be amplified. The bulk of our materials are shipped to students prior to the beginning of the school year, usually in July or August. In order to prepare for the upcoming school year, we generally build up inventories during the fourth quarter of our fiscal year. Therefore, inventories tend to be at the highest levels at the end of our fiscal year. In the first quarter of our fiscal year, inventories tend to decline significantly as materials are shipped to students. In our fourth quarter, inventory purchases and the extent to which we utilize early payment discounts will impact the level of accounts payable.

Accounts receivable balances tend to be at the highest levels in the first quarter of our fiscal year as we begin billing for all enrolled students and our billing arrangements include upfront fees for many of the elements of our offering. These upfront fees result in seasonal fluctuations to our deferred revenue balances. Generally, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since the deferred revenue is amortized over the course of the school year, which ends in June, the balance is typically at its lowest at the end of our fiscal year. Generally, deferred revenues from virtual public schools have not been a source of liquidity as most schools receive their funding over the course of the year. In the fourth quarter of fiscal year 2010, we recorded deferred revenues for early materials shipments for the upcoming school year and we also received an early payment for the upcoming school year however that is not typical.

The deferred revenue related to our direct-to-consumer business results from advance payments for twelve month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold. Also at the end of the fourth quarter, we will record deferred revenues for the Middlebury summer language program as students typically prepay for attending the programs that conclude in July.

Liquidity and Capital Resources

We financed our capital expenditures including capitalized curriculum development costs, purchases of property and equipment, capitalized software development costs, and purchases of student computers, during the year ended June 30, 2010 primarily through cash flow from operations and capital lease financing. As of June 30, 2010, 2009 and 2008, we had cash and cash equivalents of $81.8 million, $49.5 million and $71.7 million, respectively. As of June 30, 2010, our cash balance included $12.1 million associated with our joint ventures.

We have a $35 million revolving credit agreement with PNC Bank (Credit Agreement) that expires in December 2012. Pursuant to the terms of the Credit Agreement, the proceeds of the term loan facility are to be used for general corporate purposes. Because of the seasonality of our business and timing of funds received, the school expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools.

Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank from time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London interbank offered rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “eurocurrency liabilities” plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratio (as defined in the Credit Agreement). We pay a quarterly commitment fee on the unused portion of the credit agreement . The line of credit includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. Through June 30, 2010, we were in compliance with these covenants. As of June 30, 2010, no borrowings were outstanding on the line of credit and approximately $2.1 million was reserved for a letter of credit.

In August 2010, we entered into an $18 million equipment lease line of credit for new purchases with PNC Equipment Finance, LLC that expires on March 31, 2011. The interest rate on new borrowings is set at the time of borrowing based upon interest rates in the Federal Reserve Statistical Release H.15.

For the year ended June 30, 2010, we borrowed $12.2 million to finance the purchase of student computers and other equipment at an interest rate of approximately 5.0%. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

A substantial portion of our revenues are generated through our contractual arrangements with virtual public schools. The virtual public schools are generally funded on a per student basis by their state and local governments and the timing of funding varies by state. Due to the recession, many states have reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative in many states and had a negative effect on our revenue and income for our fiscal years 2009 and 2010. Our financial results reflect annual school revenues and expenses, including ARRA funds, state funding reductions and expense reductions that we undertook in order to mitigate the impact of the funding reductions that have occurred. At this time, many states still have budget issues and the specific level of federal funding for the coming years is not yet known so it is possible we could experience lower per enrollment funding in the future. Funding receipts by an individual school may vary over the year and may be in arrears. On rare occasions, we have experienced delayed payments. Because our receivables represent obligations indirectly due from governments, we have not historically had an issue with non-payment and believe the risk of non-payment is minimal although we cannot guarantee this will continue.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures to increase for the next year including expenditures for additional courses, new releases of existing courses, foreign language courses developed in our MIL joint venture, and internal systems enhancements to support our growth and the integration of KCDL. We also expect expenditures for computers to support virtual school enrollments to increase with enrollment growth. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations, capital lease financing or advances under our line of credit. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. We will record the redemption value of the redeemable noncontrolling interest on each balance sheet date in accordance with EITF Topic D-98 and any changes to the redemption value should be recognized as adjustments to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in capital. As of June 30, 2010, the redeemable noncontrolling interest was $17.4 million. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

Redemption Right of Series A Special Stock

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company KCDL Holdings LLC, 2.75 million shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63 million. This transaction occurred after our fiscal year ended and therefore is not reflected on our balance sheet as of June 30, 2010. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. Our board of directors obtained an opinion from an independent financial advisor that the consideration paid in the acquisition was fair from a financial point of view to K12 and its stockholders. The holders of the Series A Shares initially have no voting rights and no rights of conversion with respect to the Series A Shares; however, we have agreed to convene a meeting of our stockholders to obtain their approval to permit the conversion of the Series A Shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Shares shall have no voting rights. In the event that the K12 stockholders do not approve the voting rights and rights of conversion of the Series A Shares by the first anniversary of the closing of the acquisition, the Series A Shares will be redeemable at the option of the holder or K12 at a price per share of the greater of $22.95 or the price per share of the K12 common stock at the date of redemption. Learning Group LLC and certain of its affiliates have agreed to vote their shares of K12 common stock (representing approximately 17% of our common stock) in favor of the rights of conversion and voting rights of Series A Shares pursuant to a voting agreement. The aggregate redemption liability (if fully exercised) will not be less than $63 million of cash.

Given the voting agreement entered into with the Learning Group LLC and the NYSE voting requirements, we believe it is likely that the shareholder vote will be successful. However, if the vote to permit conversion is not approved, we may have to redeem the Series A Shares with cash. Based upon our current cash balances and operating and capital expenditures forecasts, we believe the combination of funds currently available, funds to be generated from operations, and access to financing will be adequate to finance the redemption should it occur.

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2010 was $55.5 million compared to net cash used by operating activities for same period in the prior year of $6.9 million.

The increase in cash provided by operating activities was primarily due to an increase in net income of $9.3 million, lower inventory purchases as we are benefiting from more efficient purchasing, a greater use of reclaimed student materials, and improved coordination with suppliers. The change in accounts payables increased cash primarily from the timing and lower level of inventory purchases as compared to the prior year. Collections of accounts receivable included receipts of Agora that were delayed in the prior year. Deferred revenues increased cash due to early payments from one school and for our Middlebury summer language program, as well as early shipments of student materials for the upcoming school year. Cash also increased from the change in deferred income taxes driven by an increase in pre-tax income.

Net cash used in operating activities for the year ended June 30, 2009 was $6.9 million as compared to net cash provided by operating activities for the year ended June 30, 2008 of $15.5 million.

The decrease in accounts payable was primarily due to an earlier inventory purchasing cycle and utilization of early payment discounts. The increase in accounts receivable was primarily due to growth in revenues and the timing of customer receipts including delayed receipts from Agora. These amounts were partially offset by a change in adjustments for deferred income taxes primarily due to the reversal of the valuation allowance on deferred tax assets in fiscal year 2008.

Investing Activities

Net cash used in investing activities for the year ended 2010, 2009 and 2008 was $25.1 million, $30.4 million and $18.5 million, respectively.

Net cash used in investing activities for the year ended June 30, 2010 was primarily due to investment in capitalized curriculum of $13.9 million, primarily related to the production of high school courses and elementary school math courses; investment of $10.4 million in property and equipment, including internally developed and purchased software, and cash placed in escrow of $0.8 million.

Net cash used in investing activities for the year ended June 30, 2009 was primarily due to investment in capitalized curriculum of $13.9 million, primarily related to the production of high school courses and elementary school math courses, investment of $13.9 million in property and equipment, including internally developed and purchased software, and cash placed in escrow of $2.5 million.

Net cash used in investing activities for the year ended June 30, 2008 was primarily due to investment in capitalized curriculum of $11.7 million, primarily related to the production of high school courses, including the purchase of a perpetual license of curriculum for $3.0 million, and an investment of $6.5 million in property and equipment, including internally developed and purchased software.

In addition to the investing activities above, in fiscal year 2010, 2009 and 2008, we financed through capital leases purchases of computers and software primarily for use by students, in the amounts of $12.2 million, $16.0 million and $10.6 million, respectively.

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2010, 2009 and 2008 was $1.9 million, $15.0 million and $73.0 million, respectively.

For the year ended June 30, 2010, net cash provided by financing activities primarily consists of the proceeds from the exercise of stock options of $8.5 million, proceeds received from the minority interest contribution of $3.4 million, and the excess tax benefit from stock compensation expense of $3.9 million. These amounts were partially offset by payments on capital leases and notes payable totaling $14.0 million. As of June 30, 2010, there were no borrowings outstanding on our $35 million line of credit.

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

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2010:

	For Years Ended June 30,
	Total	2011	2012	2013	2014	2015	Thereafter
	(In thousands)

Contractual Obligations at June 30, 2010
Capital leases(1)	$19,666	$11,726	$6,584	$1,356	$—	$—	$—
Operating leases	44,787	3,917	3,815	3,721	3,543	3,602	26,189
Long term obligations(1)	2,009	1,339	670	—	—	—	—

Total	$66,462	$16,982	$11,069	$5,077	$3,543	$3,602	$26,189

(1)	Includes interest expense.

Under most contracts, we provide the virtual public schools we manage with turnkey management services and take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many not even occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 805 (formerly SFAS 141R (revised 2007), Business Combinations) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted ASC 805 as of July 1, 2009. The adoption of ASC 805 did not have a material impact on its financial condition, results of operations, and disclosures.

In March 2008, FASB issued ASC 815 (formerly SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. The Company adopted ASC 815 as of July 1, 2009. As ASC 815 relates only to disclosure, the adoption of ASC 815 did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued ASC 815 (formerly EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). ASC 815 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of ASC 815 subtopic 10, “Accounting For Derivative Instruments and Hedging Activities” and/or ASC 815 subtopic 40, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company adopted ASC 815 as of July 1, 2009. The adoption of ASC 815 did not have a material impact on its financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASC 860 (formerly SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. ASC 860 is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of ASC 860 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of ASC 810 will have on our financial condition, results of operations, and disclosures.

In July 2009, the FASB issued ASC 105 (formerly SFAS No. 168, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). With the issuance of ASC 105, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Company adopted ASC 105 which was effective for the Company’s first quarter of 2010. The adoption of ASC 105 did not have any impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. ASU 2009-13 is effective for the Company on July 1, 2010. Early adoption is permitted however the Company chosen not to adopt early. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value measurements and Disclosures, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollfoward. The provisions of ASU 2010-06 related to new disclosures and clarification of existing disclosures was adopted by the Company beginning January 1, 2010. As ASU 2010-06 relates only to disclosure, the adoption of these provisions did not have a material impact on its financial condition, results of operations, and disclosures. The provisions of ASU 2010-06 related to Level 3 rollforward activity are effective for fiscal years beginning after December 31, 2010 and will be effective for the Company on July 1, 2011. The Company is currently evaluating the impact that the adoption of ASU 2010-06 will have on our financial condition, results of operations, and disclosures.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2010 and June 30, 2009, we had cash and cash equivalents totaling $81.8 million and $49.5 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2010, a 1% gross increase in interest rates earned on cash would result in $0.8 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2010, fluctuations in interest rates would not have a material impact on our interest expense.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2010. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 3 of the notes to the consolidated financial statements, effective July 1, 2009, the Company adopted new rules regarding the accounting for non-controlling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2010 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
September 13, 2010

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$81,751	$49,461
Restricted cash and cash equivalents	3,343	2,500
Accounts receivable, net of allowance of $1,363 and $1,055 at June 30, 2010 and June 30, 2009, respectively	71,184	53,032
Inventories, net	26,193	32,052
Current portion of deferred tax asset	4,672	3,888
Prepaid expenses	8,849	9,177
Other current assets	7,286	2,087

Total current assets	203,278	152,197
Property, equipment and capitalized software development costs, net	40,713	37,860
Capitalized curriculum development costs, net	39,860	31,649
Deferred tax asset, net of current portion	5,912	14,619
Intangible assets	14,081	284
Goodwill	1,825	1,825
Deposits and other assets	2,213	2,242

Total assets	$307,882	$240,676

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$12,691	$10,366
Accrued liabilities	8,840	7,829
Accrued compensation and benefits	10,563	8,291
Deferred revenue	9,593	3,389
Current portion of capital lease obligations	10,996	10,240
Current portion of notes payable	1,251	1,034

Total current liabilities	53,934	41,149
Deferred rent, net of current portion	2,217	1,699
Capital lease obligations, net of current portion	7,710	9,222
Notes payable, net of current portion	655	1,906

Total liabilities	64,516	53,976

Commitments and contingencies
Redeemable noncontrolling interest	17,374	—

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 30,441,412 and 29,290,486 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	3	3
Additional paid-in capital	361,344	343,304
Accumulated deficit	(139,496)	(161,021)

Total K12 Inc. stockholders’ equity	221,851	182,286
Noncontrolling interest	4,141	4,414

Total equity	225,992	186,700

Total liabilities, redeemable noncontrolling interest and equity	$307,882	$240,676

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$384,470	$315,573	$226,235

Cost and expenses
Instructional costs and services	222,029	196,976	131,282
Selling, administrative, and other operating expenses	117,398	86,683	72,393
Product development expenses	9,576	9,575	9,550

Total costs and expenses	349,003	293,234	213,225

Income from operations	35,467	22,339	13,010
Interest expense, net	(1,331)	(982)	(295)

Income before income tax (expense) benefit and noncontrolling interest	34,136	21,357	12,715
Income tax (expense) benefit	(13,249)	(9,628)	21,058

Net income	20,887	11,729	33,773
Add net loss attributable to noncontrolling interest	638	586	—

Net income — K12 Inc.	21,525	12,315	33,773
Dividends on preferred stock	—	—	(3,066)
Preferred stock accretion	—	—	(12,193)

Net income attributable to common stockholders	$21,525	$12,315	$18,514

Net income attributable to common stockholders per share:
Basic	$0.72	$0.43	$1.18

Diluted	$0.71	$0.42	$1.10

Weighted average shares used in computing per share amounts:
Basic	29,791,973	28,746,188	15,701,278

Diluted	30,248,683	29,639,974	16,850,909

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK
AND EQUITY (DEFICIT)

	K12 Inc Stockholders
	Redeemable		Redeemable
	Convertible Series C		Convertible Series B				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
	(In thousands, except share data)

Balance, June 30, 2007	9,776,756	$91,122	10,102,899	$138,434	2,041,604	$1	$—	$(197,808)	$—	$(197,807)
Exercise of stock options	—	—	—	—	221,914	—	1,510	—	—	1,510
Stock based compensation expense	—	—	—	—	—	—	1,464	—	—	1,464
Accretion of Preferred Stock	—	5,164	—	7,029	—	—	(5,958)	(6,235)	—	(12,193)
Series C 10% Stock Dividend	—	1,671	—	—	—	—	—	(1,671)	—	(1,671)
Issuance of stock related to acquisition of Power-Glide	—	—	—	—	186,266	—	2,660	—	—	2,660
Conversion of Preferred Stock	(9,776,756)	(97,957)	(10,102,899)	(145,463)	19,879,675	2	238,406	5,011	—	243,419
Issuance of common stock — Reg S transaction	—	—	—	—	833,333	—	15,000	—	—	15,000
Initial public offering, net of transaction costs and expense	—	—	—	—	4,450,000	—	70,539	—	—	70,539
Payment of Series C cash dividend	—	—	—	—	—	—	—	(6,406)	—	(6,406)
Exercise of stock warrants on cashless provision	—	—	—	—	332,034	—	—	—	—	—
Net income	—	—	—	—	—	—	—	33,773	—	33,773

Balance, June 30, 2008	—	—	—	—	27,944,826	3	323,621	(173,336)	—	150,288
Exercise of stock options	—	—	—	—	1,344,993	—	9,895	—	—	9,895
Stock based compensation expense	—	—	—	—	—	—	2,790	—	—	2,790
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	6,998	—	—	6,998
Exercise of stock warrants on cashless provision	—	—	—	—	667	—	—	—	—	—
Noncontrolling interest contribution									5,000	5,000
Net income	—	—	—	—	—	—	—	12,315	(586)	11,729

Balance, June 30, 2009	—	—	—	—	29,290,486	3	343,304	(161,021)	4,414	186,700
Exercise of stock options	—	—	—	—	936,195	—	8,486	—	—	8,486
Issuance of restricted stock awards	—	—	—	—	225,946	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	(24,953)	—	—	—	—	—
Exercise of stock warrants	—	—	—	—	6,173	—	50	—	—	50
Exercise of stock warrants on cashless provision	—	—	—	—	7,565	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	5,934	—	—	5,934
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	3,935	—	—	3,935
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(365)	—	—	(365)
Net income(1)	—	—	—	—	—	—	—	21,525	(273)	21,252

Balance, June 30, 2010	—	$—	—	$—	30,441,412	$3	$361,344	$(139,496)	$4,141	$225,992

(1)	Net income attributable to noncontrolling interests exclude $0.4 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the consolidated balance sheet at June 30, 2010 (See Note 11).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$20,887	$11,729	$33,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,761	20,835	12,568
Stock based compensation expense	5,934	2,790	1,464
Excess tax benefit from stock based compensation	(3,935)	(6,998)	—
Deferred income taxes	11,858	9,584	(21,093)
Provision for (reduction of) doubtful accounts	308	(403)	867
Provision for inventory obsolescence	1,019	149	407
(Reduction of) provision for student computer shrinkage and obsolescence	(178)	243	162
Impairment of capitalized curriculum development cost	—	261	—
Changes in assets and liabilities:
Accounts receivable	(18,460)	(21,999)	(15,322)
Inventories	4,840	(11,529)	(7,275)
Prepaid expenses	327	(5,529)	(2,403)
Other current assets	(5,199)	(1,859)	47
Deposits and other assets	30	(1,828)	(104)
Accounts payable	2,326	(4,022)	7,375
Accrued liabilities	1,012	3,145	1,557
Accrued compensation and benefits	2,271	(1,758)	3,828
Deferred revenue	6,203	275	(273)
Deferred rent	519	59	(44)

Net cash provided by (used in) operating activities	55,523	(6,855)	15,534

Cash flows from investing activities
Purchase of property,and equipment including capitalized software development costs	(10,357)	(13,939)	(6,476)
Purchase of domain name	—	(16)	(250)
Cash invested in restricted cash and cash equivalents	(843)	(2,500)	—
Acquisition of Power-Glide	—	—	(119)
Capitalized curriculum development costs	(13,904)	(13,931)	(11,669)

Net cash used in investing activities	(25,104)	(30,386)	(18,514)

Cash flows from financing activities
Cash received from issuance of common stock, net of underwriters commission	—	—	74,493
Cash received from issuance of common stock — Regulation S transaction	—	—	15,000
Deferred initial public offering costs	—	—	(3,954)
Net (repayments on) borrowings from revolving credit facility	—	—	(1,500)
Repayments on capital lease obligations	(12,945)	(9,133)	(4,767)
Repayments on notes payable	(1,029)	(804)	(180)
Proceeds from notes payable	—	3,135	408
Net proceeds from noncontrolling interest contribution	3,374	5,000	—
Proceeds from exercise of stock options	8,486	9,824	1,485
Proceeds from exercise of stock warrants	50	—	—
Excess tax benefit from stock based compensation	3,935	6,998	—
Payment of cash dividend — Preferred Stock	—	—	(6,406)
Bank overdraft	—	—	(1,577)

Net cash provided by financing activities	1,871	15,020	73,002

Net change in cash and cash equivalents	32,290	(22,221)	70,022
Cash and cash equivalents, beginning of year	49,461	71,682	1,660

Cash and cash equivalents, end of year	$81,751	$49,461	$71,682

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) are a technology-based education company. The Company offers proprietary curriculum and educational services created for individualized delivery to students in kindergarten through 12th grade, or K-12. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an outstanding education regardless of geographic location or socio-economic background. In contracting with a virtual public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, use of a personal computer and provides management services. As of June 30, 2010, the Company served schools in 25 states and the District of Columbia. The Company expanded into four new states for fiscal year 2010 which includes Wyoming, Oklahoma, Alaska and Virginia, and has added two new states, Massachusetts and Michigan in fiscal year 2011. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies in which the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, fair value of redeemable noncontrolling interest, contingencies, income taxes and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to public charter schools and school districts. In addition to providing the curriculum, books and materials, under most contracts, the Company is responsible to the virtual public schools for all aspects of the management of schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for virtual public schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that they are the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605 (formerly Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent). As a result of being the primary obligor, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2010, 2009

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

and 2008 were $106.6 million, $92.8 million and $62.2 million, respectively. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with virtual public schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s on-line school and the on-line component of lessons; offline learning kits which include books and materials designed to complement and supplement the on-line lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher and; all management and technology services required to operate a virtual public school.

The Company has determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. While we have sold some of these elements in various combinations or bundles to schools and school districts, the value of each element across these combinations is indeterminable and we have concluded that we do not have sufficient objective and reliable evidence of fair value for each element. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for revenues received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement based upon the approximate rate at which we incur the costs associated with each element.

Under the contracts with the schools where the Company provides turnkey management services, the Company has generally agreed to absorb any school operating losses of the schools in a given school year. These school operating losses represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include Company charges to the schools. These school operating losses may reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s amount of recognized revenue reflects this reduction. For the years ended June 30, 2010, 2009 and 2008, the Company’s revenue included a reduction for these school operating losses of $32.6 million, $28.3 million and $9.1 million, respectively.

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated offline learning kits are recognized upon shipment.

During the years ended June 30, 2010, 2009 and 2008, approximately 97%, 94% and 97%, respectively, of the Company’s revenues were recognized from virtual public schools. In fiscal year 2010 and 2009, we had contracts with two schools that each individually represented 14% of revenues. In fiscal year 2008, we had contracts with two schools that individually represented 14% and 12% of revenues. As of June 30, 2010 and 2009, approximately 15% and 23%, respectively of accounts receivable was attributable to a contract with one school.

Shipping and Handling costs

Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of operations. Shipping and handling charges are invoiced to the customer and are included in revenues.

Research and Development Costs

All research and development costs are expensed as incurred including patent application costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 2, Accounting for Research and Development Costs, (codified in ASC 730).

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains funds in accounts in excess of FDIC insurance limits.

Restricted Cash and Cash Equivalents

Restricted cash consists of cash held in escrow pursuant to an agreement with a virtual public school that the Company manages and a purchase agreement with an inventory supplier. The Company established an escrow account for the benefit of the school’s sponsoring school district in the event a future claim is made and for the benefit of one of the Company’s inventory suppliers for delivery of materials purchased on behalf of the Company.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability, failure or refusal of individual customers to make required payments. These losses have been within management’s expectations. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. Management believes that an allowance for doubtful accounts of $1.4 million and $1.1 million as of June 30, 2010 and 2009, respectively, is adequate. However, actual write-offs might exceed the recorded allowance.

Inventory

Inventory consists primarily of schoolbooks and curriculum materials, a majority of which are supplied to virtual public schools and utilized directly by students. Inventory represents items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2010 and 2009 was $1.9 million and $0.9 million, respectively.

Other Current Assets

Other current assets consist primarily of schoolbooks and curriculum materials which are expected to be returned to the Company upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property, Equipment and Capitalized Software Development Costs

Property, equipment and capitalized software development costs are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset for fixed assets

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

under capital leases). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Property and equipment are depreciated over the following lives:

Useful Life

Student computers	3 years
Computer hardware	3 years
Computer software	3 years
Capitalized software and web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold Improvements	3-12 years

Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840 (formerly Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases) as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured.

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350 (formerly Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). The Company amortizes these costs over the estimated useful life of the software which is generally three years.

Software development costs incurred totaled $9.3 million, $9.8 million and $5.5 million for the years ended June 30, 2010, 2009 and 2008, respectively. These amounts are recorded on the accompanying consolidated balance sheet as part of property, equipment and capitalized software development costs, net of amortization and impairment charges. Amortization expense for the years ended June 30, 2010, 2009 and 2008 were $3.9 million, $2.6 million and $1.2 million, respectively. The estimated aggregate amortization expense for each of the three succeeding years ending June 30, 2011, 2012 and 2013 is $6.9 million, $5.6 million and $3.6 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as web content and accessed via the Internet. The Company also creates textbooks and other offline materials.

The Company capitalizes curriculum development costs incurred during the application development stage in accordance with ASC 350. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs when the projects under development reach technological feasibility. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Total capitalized curriculum development costs incurred were $13.9 million, $13.9 million and $11.7 million for the years ended June 30, 2010, 2009 and 2008, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization and impairment charges are recorded in product development expenses on the accompanying consolidated statement of operations. Amortization expense for the years ended June 30, 2010, 2009 and 2008 were $5.7 million, $3.4 million and $2.2 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years ending June 30, 2011, 2012, 2013, 2014 and 2015 is $7.9 million, $7.6 million, $6.1 million, $5.5 million and $2.7 million, respectively.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s consolidated statements of operations. Noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s consolidated balance sheet reflects noncontrolling interest within the equity section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s statements of equity.

Redeemable Noncontrolling Interests

Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified outside of permanent equity at fair value. The redeemable noncontrolling interests will be adjusted to their fair value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Goodwill and Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350. Finite-lived intangible assets include trade names and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2010 and 2009, finite-lived intangible assets are recorded at $14.2 million and $0.2 million, respectively and accumulated amortization of $0.4 million and $0.2 million, respectively. Amortization expense for the years ended June 30, 2010, 2009 and 2008 were $0.2 million, $0.1 million and $0.1 million, respectively. Future amortization of intangible assets is not yet determinable until a final allocation is completed identifying the finite-lived intangibles and corresponding useful life contributed to the Middlebury Interactive Languages venture (see Note 11). As of June 30, 2010 and 2009, indefinite-lived intangible assets, which consist of a domain name, are recorded for both years at $0.3 million.

In accordance with ASC 360 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets) the Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment for the years ended June 30, 2010, 2009 and 2008.

ASC 350 (formerly SFAS 142, Goodwill and Other Intangible Assets) prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2010, 2009 and 2008 no impairment to goodwill or indefinite-lived intangible assets was recorded.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. Impairment charges related to capitalized curriculum development were $0.3 million for the year ended June 30, 2009. There was no impairment for the years ended June 30, 2010 and 2008.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, (formerly SFAS No. 109, Accounting for Income Taxes). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Sales Taxes

Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued liabilities in the accompanying consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Stock-Based Compensation

The Company adopted ASC 718 (formerly SFAS 123(R), Share-Based Payment (Revised 2004) as of July 1, 2006. The Company adopted ASC 718 using the prospective application method. ASC 718 eliminates the intrinsic value method that was previously used by the Company as an alternative method of accounting for stock-based compensation. ASC 718 requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the consolidated statement of operations. The Company applied ASC 718 to all new awards granted after July 1, 2006.

Advertising and Marketing Expenses

Advertising and marketing costs consist primarily of print media and brochures and are expensed when incurred.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260 (formerly SFAS 128, Earnings Per Share). Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The potentially dilutive securities consist of convertible preferred stock, stock options and warrants.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2010	2009	2008
	(In thousands except shares and
	per share data)

Net income available to common shareholders — basic and diluted	$21,525	$12,315	$18,514
Weighted average common shares outstanding — basic	29,791,973	28,746,188	15,701,278
Dilutive effect of common stock equivalents	456,710	893,786	1,149,631

Weighted average common shares outstanding — diluted(1)	30,248,683	29,639,974	16,850,909

Net income per common share:
Basic	$0.72	$0.43	$1.18
Diluted	$0.71	$0.42	$1.10

The basic and diluted weighted average common shares outstanding for the year ended June 30, 2008 reflect the weighted average effect of the conversion of preferred stock to common stock upon the closing of the initial public offering on December 18, 2007. The number of shares of common stock outstanding at June 30, 2010 is 30,441,412.

As of June 30, 2010, 2009 and 2008, the shares of common stock issuable in connection with convertible preferred stock, stock options, and warrants of 1,048,749, 1,001,259 and 378,300, respectively, were not included in the diluted loss per common share calculation since their effect was anti-dilutive.

Reclassifications

Certain prior year amounts related to other current assets have been reclassified to conform to the current year presentation.

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table summarizes certain fair value information at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages (see Note 11). Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (“put right”). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Redeemable Noncontrolling Interest	$17,374	$—	$—	$17,374

Total	$17,374	$—	$—	$17,374

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2010. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

	Year Ended June 30, 2010
		Purchases,
	Fair Value	Issuances, and	Fair Value
	June 30, 2009	Settlements	June 30, 2010
	(In thousands)

Redeemable Noncontrolling Interest	$—	$17,374	$17,374

Total	$—	$17,374	$17,374

The fair value of the redeemable noncontrolling interests as of June 30, 2010 was $17.4 million based on the fair value of the contributed assets at the date of formation (see Note 11) adjusted for cumulative earnings. The fair value was determined by management in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities and represents a preliminary allocation which is subject to change upon completion of a valuation with assistance from a third-party valuation firm. In determining the preliminary fair value of the

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

redeemable noncontrolling interest, the Company incorporated a number of assumptions and estimates including utilizing various valuation methodologies including an income-based approach and relief of royalty.

Retrospective Implementation of New Accounting Standards

The consolidated financial statements and footnotes reflect adjustments required for the retrospective application of a new accounting pronouncement that became effective for the Company on July 1, 2009. ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, requires reclassification of the Company’s minority interest to noncontrolling interest component of total equity and that the noncontrolling interest in the Company’s operating results be presented as an allocation of the Company’s operating results.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805 (formerly SFAS 141R (revised 2007), Business Combinations) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The Company adopted ASC 805 as of July 1, 2009. The adoption of ASC 805 did not have a material impact on its financial condition, results of operations, and disclosures.

In March 2008, FASB issued ASC 815 (formerly SFAS No. 161, Disclosures About Instruments and Hedging Activities — amendment of FASB Statement No. 133). ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. The Company adopted ASC 815 as of July 1, 2009. As ASC 815 relates only to disclosure, the adoption of ASC 815 did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued ASC 815 (formerly EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock). ASC 815 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of ASC 815 subtopic 10, “Accounting For Derivative Instruments and Hedging Activities” and/or ASC 815 subtopic 40, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company adopted ASC 815 as of July 1, 2009. The adoption of ASC 815 did not have a material impact on its financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASC 860 (formerly SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. ASC 860 is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of ASC 860 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The Company is currently evaluating the impact that the adoption of ASC 810 will have on our financial condition, results of operations, and disclosures.

In July 2009, the FASB issued ASC 105 (formerly SFAS No. 168, the FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). With the issuance of ASC 105, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Company adopted ASC 105 which was effective for the Company’s first quarter of 2010. The adoption of ASC 105 did not have any impact on its consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. ASU 2009-13 is effective for the Company on July 1, 2010. Early adoption is permitted, however the Company chose not to adopt early. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollfoward. The provisions of ASU 2010-06 related to new disclosures and clarification of existing disclosures was adopted by the Company beginning January 1, 2010. As ASU 2010-06 relates only to disclosure, the adoption of these provisions did not have a material impact on its financial condition, results of operations, and disclosures. The provisions of ASU 2010-06 related to Level 3 rollforward activity are effective for fiscal years beginning after December 31, 2010 and will be effective for the Company on July 1, 2011. The Company is currently evaluating the impact that the adoption of ASU 2010-06 will have on our financial condition, results of operations, and disclosures.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Property, Equipment and Capitalized Software Development

Property, equipment and capitalized software consist of the following at:

	June 30,
	2010	2009

Student computers	$53,127	$45,072
Capitalized software and web site development costs	30,036	20,559
Computer hardware	9,863	8,354
Computer software	6,514	6,129
Leasehold improvements	2,734	2,695
Furniture and fixtures	1,106	1,067
Office equipment	943	923

	104,323	84,799
Less accumulated depreciation and amortization	(63,610)	(46,939)

	$40,713	$37,860

The Company recorded depreciation expense related to property and equipment and amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $4.0 million, $4.0 million and $2.6 million during the years ended June 30, 2010, 2009 and 2008, respectively. Depreciation expense of $15.0 million, $12.3 million and $7.0 million related primarily to computers leased to students and amortization of software development reflected in instructional costs and services was recorded during the years ended June 30, 2010, 2009 and 2008, respectively. Amortization expense of $1.1 million, $1.1 million and $0.8 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2010, 2009 and 2008, respectively.

In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $1.2 million, $0.9 million and $0.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryforward	$12,737	$24,213
Accrued expenses	4,387	1,866
Stock compensation expense	3,479	1,669
Property and equipment	2,926	1,633
Reserves	2,759	2,120
Federal tax credits	2,078	—
Other assets	478	479
Deferred rent	373	248
Deferred revenue	67	103
Charitable contributions carryforward	80	78

Total deferred tax assets	29,364	32,409

Deferred tax liabilities:
Capitalized software and website development costs	(7,497)	(5,759)
Capitalized curriculum development	(6,980)	(6,574)
Returned materials	(2,532)	(822)
Investment in Middlebury Interactive Languages	(951)	—

Total deferred tax liabilities	(17,960)	(13,155)

Deferred tax asset	11,404	19,254
Valuation allowance	(820)	(747)

Net deferred tax asset	$10,584	$18,507

The Company maintains a valuation allowance on net deferred tax assets of $0.8 million and $0.7 million as of June 30, 2010 and 2009, respectively related to state and foreign income tax net operating losses as the Company believes it is more likely than not that it will not be able to utilize these deferred tax assets. The Company has not provided for U.S. deferred income taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested.

With the implementation of FASB ASC 718, Compensation — Stock Compensation, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL’s reported in gross deferred tax asset do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. The tax benefit from the excess tax benefits from the stock-based compensation of $3.9 million and $6.9 million was recorded to capital in excess of par value for years ended June 30, 2010 and 2009, respectively. At June 30, 2010, the Company has available federal net operating loss carryforwards of $35.9 million of which $4.1 million is attributable to stock option deductions for which no deferred tax asset is recorded that expire between 2023 and 2029 if unused.

At June 30, 2010, the Company has available Research and Development Credits of $2.2 million that will expire between 2021 and 2029 if unused. As of June 30, 2010, the Company has available AMT credits of $0.2 million that do not expire.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

For the years ended June 30, 2010 and 2009, the Company has evaluated whether a change in the Company’s ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company’s ability to utilize its net operating losses. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its net operating losses subject to the Section 382 limitation.

The related components of the income tax expense (benefit) for the years ended June 30, 2010, 2009 and 2008 are as follows:

	Year Ended June 30,
	2010	2009	2008

Current:
Federal	$3,540	$6,413	$—
State	1,629	610	35
Foreign	—	19	—

Total current	5,169	7,042	35
Deferred:
Federal	7,610	2,421	(20,081)
State	470	165	(1,012)

Total deferred	8,080	2,586	(21,093)

Total income tax expense (benefit)	$13,249	$9,628	$(21,058)

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2010	2009	2008

U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	3.3	6.0	7.8
State taxes, net of federal benefit	4.0	3.9	3.6
Research and development tax credits	(4.3)	—	—
Other	0.8	(0.6)	—
Change in valuation allowance	—	—	(212.2)

Provision for income taxes	38.8%	44.3%	(165.8)%

Tax Uncertainties

Effective July 1, 2007, the Company adopted the provisions of ASC 740-10 which applies to all tax position related to income taxes (formerly known as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2010 and 2009, the company had no interest or penalties accrued.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations from ASC 740-10 at June 30, 2009. During fiscal year June 30, 2010, the Company adjusted its research and development credit carryforward on its June 30, 2009 return to claim the correct current and prior credits. At that time, the Company established an ASC 740-10 reserve related to the research and development credits.

Year Ended
June 30, 2010

Balance at beginning of the year	$—
Additions for prior year tax positions	221
Additions for current year tax positions	40

Balance at end of the year	$261

The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various states jurisdictions. Given the net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2000 are still open.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. Further, it is anticipated that the effective tax rate impact of any unrecognized tax benefits will be immaterial.

6.	Lease Commitments and Notes Payable

Capital leases

As of June 30, 2010 and 2009, computer equipment and software under capital leases are recorded at a cost of $38.8 million and $34.5 million, respectively and accumulated depreciation of $22.9 million and $17.6 million, respectively. The Company’s equipment lease line of credit with Hewlett-Packard Financial Services Company (“HPFSC”) expired on August 31, 2010. Prior borrowings under the HPFSC equipment lease line had interest rates ranging from 4.96% to 8.83% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed with the HPFSC equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with HPFSC to guarantee the obligations under this equipment lease and financing agreement.

The Company entered into a new three-year equipment lease line of credit with PNC Equipment Finance, LLC effective August 2010 for new purchases. The equipment lease line expires on March 31, 2011. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15. Payment terms are 36 months with a $1 purchase option at the end of the term.

Notes payable

The Company has purchased computer software licenses and maintenance services through unsecured notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. There are no covenants associated with these notes payable arrangements.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary as of June 30, 2010 of the present value of the net minimum lease payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
	Leases	Payable	Total

2011	$11,726	$1,339	$13,065
2012	6,584	670	7,254
2013	1,356	—	1,356

Total minimum lease payments	19,666	2,009	21,675
Less amount representing interest (imputed interest rate of 6.6%)	(960)	(103)	(1,063)

Net minimum lease payments	18,706	1,906	20,612
Less current portion	(10,996)	(1,251)	(12,247)

Present value of net minimum payments, less current portion	$7,710	$655	$8,365

Operating leases

The Company has fixed non-cancelable operating leases with terms expiring through 2022. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

In August 2010, the Company amended their operating lease for non-owned facilities whereby the Company agreed to consolidate various operating leases and subleases into a single lease and extending the term of the lease until May 2022. An existing operating sublease that is currently under a month-to-month lease is expected to be amended to the August 2010 operating lease under similar lease terms. The irrevocable letters of credit totaling $2.3 million from the prior operating lease and sublease were reduced to $0.3 million under the new lease. The August 2010 lease commenced in June 2010. Rent expense was $4.0 million, $2.9 million and $2.5 million for the years ended June 30, 2010, 2009 and 2008, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

Year Ending
June 30,

2011	$3,917
2012	3,815
2013	3,721
2014	3,543
2015	3,602
Thereafter	26,189

Total future minimum lease payments	$44,787

7.	Line of Credit

The Company has a $35 million revolving credit agreement with PNC Bank (the Credit Agreement) that expires in December 2012. Pursuant to the terms of the Credit Agreement, the proceeds of the term loan facility are to be used for general corporate purposes. Because of the seasonality of our business and timing of funds received, the school expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools.

Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at the Company’s option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank from

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London interbank offered rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “eurocurrency liabilities” plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratio (as defined in the Credit Agreement). The Company pays a quarterly commitment fee on the unused portion of the credit agreement . The line of credit includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of The Company’s assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. The Company must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. Through June 30, 2010, the Company was in compliance with these covenants. As of June 30, 2010, no borrowings were outstanding on the line of credit and approximately $2.1 million was reserved for a letter of credit.

8.	Warrants

As of June 30, 2010 and 2009, there were zero and 20,050 outstanding warrants, respectively, to purchase an equivalent number of shares of common stock. These warrants were issued in March 2003 at a price of $8.16 per share in conjunction with promissory notes issued by the Company for funds borrowed from existing shareholders. These warrants were due to expire in December 2009 and as of December 31, 2009, the remaining shareholders exercised all of their outstanding stock purchase warrants for a net issuance of 13,738 shares of common stock after 6,312 warrants were relinquished through a cashless exercise.

Warrant activity during the year ended June 30, 2010 was as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life (Years)	Value

Outstanding, June 30, 2008	21,299	$8.16	1.70	$284
Granted	—	—
Exercised	(1,249)	8.16
Canceled	—	—

Outstanding, June 30, 2009	20,050	8.16	0.70	268
Granted	—	—
Exercised	(20,050)	8.16
Canceled	—	—

Outstanding, June 30, 2010	—	$—	—	$—

9.	Equity Transactions

Reverse Stock Split

On October 30, 2007, the Board approved a 1-for-5.1 reverse split of the Company’s common stock. On October 31, 2007, the reverse split was further approved by a majority of the shareholders. The stock split was effective on November 2, 2007. In conjunction with these actions, the number of authorized shares of common

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company adopted a Stock Option Plan (the Plan) in May 2000. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

awards of nonqualified stock options to purchase common stock. In December 2003, the Board increased the total number of common stock shares reserved and available for grant and issuance pursuant to the Plan to 2,549,019 shares. In November 2007, the Board adopted the 2007 Plan increasing the number of common stock shares reserved to 4,213,921 shares plus the increases in the shares pursuant to the “evergreen provision” that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan. The Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2010. Under both the Plan and the 2007 Plan, there have been no grants of nonqualified stock options to independent contractors.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of ASC 718 using the prospective transition method which requires the Company to apply the provisions of ASC 718 only to awards granted, modified, repurchased or cancelled after July 1, 2006. Equity-based compensation expense for all equity-based compensation awards granted after July 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

The Company uses the Black-Scholes option pricing model method to calculate the fair value of stock options. The use of option valuation models requires the input by management of highly subjective assumptions, including the expected stock price volatility, the expected life of the option term and forfeiture rate. These assumptions are utilized by the Company in determining the estimated fair value of stock options.

The fair value of our service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2010	2009	2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51%	48%	46%
Risk-free interest rate	2.04% to 2.43%	1.81% to 3.11%	2.69% to 4.95%
Expected life of the option term (in years)	5.12	5.12	4.64 - 5.76
Forfeiture rate	20% to 30%	20% to 30%	20% to 30%

The fair value of the options granted for the years ended June 30, 2010, 2009 and 2008 was $6.5 million, $6.6 million and $5.3 million, respectively. This amount will be expensed over the expected vesting.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock option activity including stand-alone agreements during the year ended June 30, 2010 and 2009 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2008	4,766,849	$11.20	5.19	$49,167
Granted	835,500	22.49
Exercised	(1,344,993)	7.28
Forfeited or canceled	(163,148)	16.27

Outstanding, June 30, 2009	4,094,208	14.59	5.16	28,516
Granted	950,700	18.85
Exercised	(936,195)	9.07
Forfeited or canceled	(194,866)	17.21

Outstanding, June 30, 2010	3,913,847	$16.81	5.06	$24,911

Stock options exercisable at June 30, 2010	1,825,010	$12.90	4.21	$17,464

Stock options outstanding at June 30, 2010 included 773,761 stock options related to performance based options. During the year ended June 30, 2010, performance based options vested were 188,876. There were no performance based options granted or forfeited during the year ended June 30, 2010. Stock options exercisable at June 30, 2010 included 574,876 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The total intrinsic value of options exercised for the years ended June 30, 2010, 2009 and 2008 was $10.7 million, $19.4 million and $3.7 million, respectively.

As of June 30, 2010, there was $9.6 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.9 years. During the years ended June 30, 2010, 2009 and 2008, the Company recognized $5.2 million, $2.8 million and $1.5 million of stock based compensation expense. The total income tax benefit recognized in the statement of operations related to stock options exercised during the years ended June 30, 2010, 2009 and 2008 was $3.9 million, $6.9 million and $1.4 million, respectively.

Restricted Stock Awards

In July 2009 the Restricted Stock Award (“RSA”) program was approved pursuant to the 2007 Plan. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

restricted stock agreement granting such RSA’s, generally over three years. Under the 2007 Plan, there have been no awards of restricted stock to independent contractors.

Restricted stock award activity during the year ended June 30, 2010 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Nonvested, June 30, 2009	—	$—
Granted	225,946	18.29
Vested	(16,007)	17.46
Forfeited or canceled	(22,089)	17.46

Nonvested, June 30, 2010	187,850	$18.46

The fair value of restricted stock awards granted for the year ended June 30, 2010 was $3.1 million. As of June 30, 2010, there was $3.0 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.49 years. The total fair value of shares vested during the year ended June 30, 2010 was $0.3 million. During the year ended June 30, 2010, the Company recognized $0.7 million of stock based compensation expense related to restricted stock awards.

11.	Redeemable Noncontrolling Interest

In April 2010, a subsidiary of the Company entered into an agreement to establish a venture with Middlebury College (“Middlebury”) to form a new entity named Middlebury Interactive Languages LLC (“MIL”) effective May 2010. The Company’s investment into this venture consisted of $4.0 million in cash and contributed assets, including substantially all of its foreign languages subsidiary, in return for a 60% ownership interest including control over day to day operations. Middlebury’s investment in the venture consisted of $4.0 million in cash, $0.6 million in assumed liabilities and contributed assets, including a license to use its trademark and a foreign language instruction summer camps business, in return for a 40% ownership interest. The purpose of the venture is to create and distribute innovative, high-quality online language courses under the trademark Middlebury and other marks. Transaction expenses incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.2 million.

At any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (“put right”). The purchase price for Middlebury’s Membership Interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company’s common stock. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

The transaction resulted in a change in ownership interest of the subsidiary that did not result in loss of control and was accounted for by the Company as an equity transaction in accordance with the provisions of ASC 810 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51). The assets contributed by Middlebury were initially recorded at their fair value. The intangible assets contributed by Middlebury were estimated at a fair value of $14.0 million as determined by management and represents a preliminary allocation which is subject to change upon completion of a valuation with the assistance of a third party valuation firm.

Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of the Company’s control and it is recorded outside of permanent equity at its redemption value fair value in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company will adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the activity of the redeemable noncontrolling interest for the year ended June 30, 2010:

Year Ended
June 30, 2010

Initial recording of redeemable noncontrolling interest	$17,374
Net loss	(365)
Adjustment to redemption value	365

Balance of redeemable noncontrolling interest at June 30, 2010	$17,374

12.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of 1933, as amended (Securities Act). On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Vendor Payment Commitments

In April 2007, the Company entered into a master services and license agreement with a third party that provides for the Company to license their proprietary computer system. The agreement was effective through July 2010. In exchange for the license of the computer system, the Company agreed to pay a service fee per enrollment. In the event the fees paid over the term of the agreement do not exceed $1 million (the minimum commitment fee), the Company agrees to pay the difference between the actual fees paid and the minimum commitment fee. As of June 30, 2010, the actual fees paid have exceeded the minimum commitment fee. In August 2010, the agreement was renewed for a two year period ending August 2012 and includes a minimum commitment fee of $2.5 million over the term of the agreement. In the event the fees paid over the term of the agreement do not exceed $2.5 million, the Company agrees to pay the difference between the actual fees paid and the minimum commitment fee.

13.	Related Party Transactions

In April 2010, the Company entered into a license agreement with an affiliate of the Company in the amount of $1.2 million of which $1.0 million was paid to the affiliate with the remaining balance paid in July 2010. Affiliates of the Company also rendered $0.1 million, $0.1 million and $0.4 million of professional services to the Company during the years ended June 30, 2010, 2009 and 2008, respectively. These costs include administrative operations, consulting and curriculum development services, other operating charges and the purchase of our domain name.

14.	Employee Benefits

The Company is party to a Section 401(k) Salary Deferral Plan (the 401(k) Plan). Under the 401(k) Plan, employees at least 18 years of age having been employed for at least 30 days may voluntarily contribute up to 15% of their compensation. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation, which begins following six months of service and vests after three years of service. Under the 401(k) Plan, the Company expensed $0.4 million, $0.3 million and $0.2 million during each of the years ended June 30, 2010, 2009 and 2008, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2010	2009	2008

Cash paid for interest	$1,282	$1,428	$1,256

Cash paid for taxes	$872	$65	$161

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$12,194	$16,044	$10,564

Cash receipts in transit from exercise of stock options	$—	$691	$25

Issuance of stock options related to earn-out provision of Power-Glide acquisition	$—	$71	$—

Net working capital contributed to Middlebury Interactive Languages venture	$3,374	$—	$—

Intangible assets contributed to Middlebury Interactive Languages venture	$14,000	$—	$—

Business Combination:
— Net working capital	$—	$—	$(190)

— Property and equipment	$—	$—	$33

— Capitalized curriculum development costs	$—	$—	$2,263

— Intangible assets	$—	$—	$189

— Deferred tax liabilities	$—	$—	$(936)

— Goodwill	$—	$—	$2,691

— Assumed liabilities	$—	$—	$1,271

— Issuance of common stock	$—	$—	$2,660

Conversion of preferred stock to common stock upon initial public offering	$—	$—	$238,408

Purchase of perpetual license agreement/accrued liabilities	$250	$—	$150

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	Quarterly Results of Operations (Unaudited)

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

	2010
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2010	2010	2009	2009

Consolidated Quarterly Statements of Income
Revenues	$88,321	$96,627	$93,197	$106,325
Cost and expenses
Instructional costs and services	55,868	56,479	51,589	58,093
Selling, administrative, and other	32,329	26,843	24,899	33,327
Product development expenses	1,999	2,924	2,415	2,238

Total costs and expenses	90,196	86,246	78,903	93,658

Income (loss) from operations	(1,875)	10,381	14,294	12,667
Interest expense, net	(289)	(361)	(324)	(357)

Income (loss) before income taxes and noncontrolling interest	(2,164)	10,020	13,970	12,310
Income tax benefit (expense)	427	(3,927)	(4,381)	(5,368)

Net income (loss)	(1,737)	6,093	9,589	6,942
Add net loss attributable to noncontrolling interest	412	36	49	141

Net income (loss) — K12 Inc.	$(1,325)	$6,129	$9,638	$7,083

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.20	$0.33	$0.24

Diluted	$(0.04)	$0.20	$0.32	$0.24

Weighted average shares used in computing per share amounts:
Basic	30,195,130	29,951,327	29,648,674	29,378,074

Diluted	30,195,130	30,352,974	29,974,642	29,948,550

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

	2009
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2009	2009	2008	2008

Consolidated Quarterly Statements of Income
Revenues	$72,166	$77,164	$77,618	$88,625
Cost and expenses
Instructional costs and services	44,375	47,868	50,312	54,421
Selling, administrative, and other	25,494	19,467	18,887	22,835
Product development expenses	2,560	2,415	2,405	2,195

Total costs and expenses	72,429	69,750	71,604	79,451

Income (loss) from operations	(263)	7,414	6,014	9,174
Interest expense, net	(464)	(361)	(264)	107

Income (loss) before income taxes and noncontrolling interest	(727)	7,053	5,750	9,281
Income tax benefit (expense)	13	(3,490)	(2,365)	(3,786)

Net income (loss)	(714)	3,563	3,385	5,495
Add (less) net loss (income) attributable to noncontrolling interest	48	(16)	135	419

Net income (loss) — K12 Inc.	$(666)	$3,547	$3,520	$5,914

Net income (loss) attributable to common stockholders per share:
Basic	$(0.02)	$0.12	$0.12	$0.21

Diluted	$(0.02)	$0.12	$0.12	$0.20

Weighted average shares used in computing per share amounts:
Basic	29,000,514	27,449,893	28,749,126	28,487,440

Diluted	29,000,514	28,780,389	29,682,250	29,499,102

17.	Subsequent Events

In July 2010, the Company acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. The Company’s board of directors obtained an opinion from an independent financial advisor that the consideration paid in the acquisition was fair from a financial point of view to K12 and its stockholders. The holders of the Series A Shares initially have no voting rights and no rights of conversion with respect to the Series A Shares; however, the Company has agreed to convene a meeting of its stockholders to obtain their approval to permit conversion of the Series A Shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Shares shall have no voting rights. In the event that the K12 stockholders do not approve the voting rights and permit conversion of the Series A Shares by the first anniversary of the closing of the acquisition, the Series A Shares will be redeemable at the option of the holder or K12 at a price per share of the greater of $22.95 or the price per share of the K12 common stock at the date of redemption. Learning Group LLC and certain of its affiliates have agreed to vote

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

their shares of K12 common stock (representing approximately 17% of our common stock) in favor of the rights of conversion and voting rights of Series A Shares pursuant to a voting agreement. The aggregate redemption liability (if fully exercised) will not be less than $63.1 million of cash. Within sixty days of the acquisition date, the Company will make a payment in the amount of $3.3 million to KCDL Holdings, Inc. representing trade payables assumed in the acquisition. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). The Company is still evaluating the purchase accounting and therefore an estimate of the financial impact cannot be made at this time.

In August 2010, the Company entered into an $18 million equipment lease line of credit with PNC Bank for new purchase. The equipment lease line expires on March 31, 2011. The interest rate on new advances under the equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15. Payment terms are 36 months with a $1 purchase option at the end of the term.

In August 2010, we entered into agreements with Oracle Corporation (Oracle) to license a suite of software applications that we will deploy throughout our organization to further automate important functions such as accounting, financial management, and procurement. We expect to implement this solution over the course of fiscal year 2011 with the assistance of Oracle.

SCHEDULE II

K12 INC

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008

1.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	from	Balance at End
	Period	Expenses	Allowance	of Period

June 30, 2010	$1,055,261	502,723	195,454	$1,362,890
June 30, 2009	$1,458,372	423,571	826,682	$1,055,261
June 30, 2008	$588,971	917,730	48,329	$1,458,372

2.	INVENTORY RESERVE

		Additions
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2010	$884,094	1,085,270	65,916	$1,903,448
June 30, 2009	$734,827	149,267	—	$884,094
June 30, 2008	$327,608	781,104	373,885	$734,827

3.	COMPUTER RESERVE (1)

		Additions
		(Deductions)
	Balance at	Charged to	Deductions
	Beginning of	Cost and	Shrinkage and	Balance at End
	Period	Expenses	Obsolescence	of Period

June 30, 2010	$1,022,147	(178,271)	—	$843,876
June 30, 2009	$778,789	243,358	—	$1,022,147
June 30, 2008	$616,361	162,428	—	$778,789

(1)	A reserve account is maintained against potential shrinkage and obsolescence for those computers provided to our students. The reserve is calculated based upon several factors including historical percentages, the net book value and remaining useful life.

4.	INCOME TAX VALUATION ALLOWANCE

		Additions to
	Balance at	Net Deferred	Deductions in Net
	Beginning of	Tax Assets	Deferred Tax Asset	Balance at End
	Period	Allowance	Allowance	of Period

June 30, 2010	$746,726	73,487	—	$820,213
June 30, 2009	$610,954	135,772	—	$746,726
June 30, 2008	$29,925,898	—	29,314,944	$610,954

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below, a material weakness was identified in our internal control over financial reporting relating to our accounting for complex transactions that are non-routine and non-recurring. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework”.

Our independent registered public accounting firm identified a material weakness in our ICFR concerning our accounting for complex transactions that are non-routine and non-recurring.

As a result of the material weakness in our ICFR concerning our accounting for complex transactions that are non-routine and non-recurring, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2010. Our independent registered public accounting firm, BDO USA, LLP has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of June 30, 2010.

BDO USA, LLP discovered the material weakness in our ICFR concerning our accounting for complex transactions that are non-routine and non-recurring during its audit of our financial statements as of June 30, 2010, while reviewing management’s assessment of the accounting for a complex transaction that was non-routine and non-recurring. Our initial accounting determination did not consider the impact of put and repurchase provisions in one of our transaction agreements concerning a non-controlling interest of the seller that require treating the non-controlling interest as a redeemable instrument. This material weakness resulted in three audit adjustments to our balance sheet at June 30, 2010: (1) adjustment of the initial recording of the redeemable non-controlling interest to redemption value at the time of the transaction; (2) reclassification of the non-controlling interest from the equity section to the mezzanine section of our balance sheet although there was no effect on our income statement or statement of cash flows and no prior periods were effected; and (3) adjustment of the redeemable non-controlling interest to redemption value at June 30, 2010.

To address the material weakness in our ICFR concerning our accounting for complex, non-routine and non-recurring transactions, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements for the period covered by this report were prepared in accordance with generally accepted accounting principles. These procedures included: making the aforementioned audit adjustments to our balance sheet at June 30, 2010; adding a control that changed the procedure for determining the accounting treatment of complex, non-routine and non-recurring transactions; and undertaking additional internal training of our finance staff as to proper accounting for complex, non-routine and non-recurring transactions. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the company’s financial position, results of operations and cash flows for the periods presented.

In addition, management is undertaking improvements in our internal control over financial reporting and our accounting procedures and practices generally. Specifically, management has approved the addition of several new positions to our finance and accounting staff which we are in the process of filling from internal resources and outside recruitment efforts (including the possibility of using outside temporary help firms), we have targeted potential new hires for recruitment, we have engaged a “Big Four” accounting firm to provide consulting services to our finance and accounting staff regarding process improvement opportunities, best practices and relevant training, and we are in the process of implementing an enterprise-wide financial management solution from Oracle Corporation to improve our overall accounting function. In addition, as noted above, we are arranging for additional internal training of our finance staff as to GAAP requirements and SEC guidance in connection with accounting for complex, non-routine and non-recurring transactions. Finally, as previously disclosed, on May 5, 2010, our new Chief Financial Officer commenced his employment with the Company and he brings to us substantial public company reporting experience in enterprises significantly larger than us. Management believes the measures that have been implemented to remediate the material weakness in our ICFR concerning our accounting for complex, non-routine and non-recurring transactions have had a material impact on our internal control over financial reporting since June 30, 2010, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting for the period ended June 30, 2010 other than on May 5, 2010, our new Chief Financial Officer commenced his employment with the Company as noted above.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

We have audited K12 Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the accounting for complex non-routine transactions has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated September 13, 2010 on those financial statements.

In our opinion, K12 Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 13, 2010 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP

Bethesda, Maryland
September 13, 2010

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to our proxy statement for our annual stockholders meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) All financial statements.  The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

(a)(2) Financial statement schedules.  All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

(b) Exhibits.

An index to exhibits has been filed as part of this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.

By:	/s/ Ronald J. Packard
Name:     Ronald J. Packard

Title:	Chief Executive Officer

Date: September 13, 2010

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ronald J. Packard, Harry T. Hawks and Howard D. Polsky, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald J. Packard Ronald J. Packard	Chief Executive Officer (Principal Executive Officer)	September 13, 2010

/s/ Harry T. Hawks Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2010

/s/ Andrew H. Tisch Andrew H. Tisch	Chairman of the Board and Director	September 13, 2010

/s/ Guillermo Bron Guillermo Bron	Director	September 13, 2010

/s/ Nathaniel A. Davis Nathaniel A. Davis	Director	September 13, 2010

/s/ Steven B. Fink Steven B. Fink	Director	September 13, 2010

Signature	Title	Date

/s/ Jane M. Swift Jane M. Swift	Director	September 13, 2010

/s/ Thomas J. Wilford Thomas J. Wilford	Director	September 13, 2010

/s/ Mary H. Futrell Mary H. Futrell	Director	September 13, 2010

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (Incorporated by reference to Exhibit 3.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
3.2		Amended and Restated Bylaws of K12 Inc. (Incorporated by reference to Exhibit 3.2 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2007).
4.1		Form of stock certificate of common stock (Incorporated by reference to Exhibit 4.1 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.2		Amended and Restated Stock Option Plan and Amendment thereto (Incorporated by reference to Exhibit 4.2 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.3		Form of Stock Option Contract — Employee (Incorporated by reference to Exhibit 4.3 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.4		Form of Stock Option Contract — Director (Incorporated by reference to Exhibit 4.4 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.5		Form of Second Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.5 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.6		Form of Common Stock Warrant Agreement (Incorporated by reference to Exhibit 4.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
4.7		K12 Inc. 2007 Equity Incentive Award Plan (Incorporated by reference to Exhibit 4.8 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.8		K12 Inc. 2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.9 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
4.9		Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (Incorporated by reference to Exhibit 10.1 to K12’s Annual Report on Form 10-Q for the quarter ended September 30, 2008).
4.10		Form of Director’s Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to K12’s Current Report on Form 8-K filed on October 22, 2008).
10.1		Revolving Credit Agreement and Certain Other Loan Documents by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank, N.A. (Incorporated by reference to Exhibit 10.1 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.2*	Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.5 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.3		Stock Option Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).
10	.4*	Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 10.9 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.5		Employment Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.11 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

Exhibit
No.		Description of Exhibit

10.6		Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated December 7, 2005 (Incorporated by reference to Exhibit 10.13 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.7		Sublease by and between France Telecom Long Distance USA, LLC, and K12 Inc., dated December 9, 2005 (Incorporated by reference to Exhibit 10.14 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.8		Employment Agreement of Celia Stokes (Incorporated by reference to Exhibit 10.15 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10.9		Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.16 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).
10	.10*	Stock Option Agreement between K12 Inc. and Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.17 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).
10.11		First Amendment to Employment Agreement of Howard D. Polsky (Incorporated by reference to Exhibit 10.18 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.12		Amendment No. 1 to Revolving Credit Agreement (Incorporated by reference to Exhibit 10.19 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.13		Stock Subscription Agreement between K12 Inc. and KB Education Investments Limited, dated November 6, 2007 (Incorporated by reference to Exhibit 10.20 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.14		Second Amended and Restated Educational Products and, Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio LLC (Incorporated by reference to Exhibit 10.21 to K12’s Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).
10.15		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of November 30, 2006. (Incorporated by reference to Exhibit 10.21 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.16		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of March 26, 2007. (Incorporated by reference to Exhibit 10.22 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.17		Sublease by and between DIECA Communications Inc. and K12 Inc., dated June 25, 2008. (Incorporated by reference to Exhibit 10.23 to K12’s Annual Report on Form 10-K for the year ended June 30, 2008).
10.18		Employment Agreement of Harry T. Hawks (Incorporated by reference to Exhibit 10.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended March 31, 2010).
21.1		Subsidiaries of K12 Inc.
23.1		Consent of BDO USA, LLP.
24.1		Power of Attorney (included in signature pages).
31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Portions omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.