Form 10-Q
period 2010-09-30
K12 INC
filed 2010-11-09
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 5, 2010, the Registrant had 31,006,061 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
	(In thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents	$62,348	$81,751
Restricted cash and cash equivalents	1,500	3,343
Accounts receivable, net of allowance of $1,763 and $1,363 at September 30, 2010 and June 30, 2010, respectively	148,097	71,184
Inventories, net	16,549	26,193
Current portion of deferred tax asset	5,536	4,672
Prepaid expenses	6,849	8,849
Other current assets	11,286	7,286

Total current assets	252,165	203,278
Property and equipment, net	36,735	24,260
Capitalized software development costs, net	25,426	16,453
Capitalized curriculum development costs, net	44,426	39,860
Deferred tax asset, net of current portion	—	5,912
Intangible assets	36,834	14,081
Goodwill	36,809	1,825
Deposits and other assets	2,202	2,213

Total assets	$434,597	$307,882

LIABILITIES, SERIES A SPECIAL STOCK, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$30,374	$12,691
Accrued liabilities	10,995	8,840
Accrued compensation and benefits	5,008	10,563
Deferred revenue	38,262	9,593
Current portion of capital lease obligations	13,981	10,996
Current portion of notes payable	1,270	1,251

Total current liabilities	99,890	53,934
Deferred rent, net of current portion	3,828	1,782
Capital lease obligations, net of current portion	12,572	7,710
Notes payable, net of current portion	330	655
Other long term liabilities	4,703	435

Total liabilities	121,323	64,516

Commitments and contingencies
Series A Special Stock	63,112	—
Redeemable noncontrolling interest	20,000	17,374
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 30,954,261 and 30,441,412 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	3	3
Additional paid-in capital	363,441	361,344
Accumulated deficit	(137,298)	(139,496)

Total K12 Inc. stockholders’ equity	226,146	221,851
Noncontrolling interest	4,016	4,141

Total equity	230,162	225,992

Total liabilities, Series A special stock, redeemable noncontrolling interest and equity	$434,597	$307,882

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except share and per share data)

Revenues	$134,871	$106,325

Cost and expenses
Instructional costs and services	75,082	58,093
Selling, administrative, and other operating expenses	50,498	33,327
Product development expenses	3,911	2,238

Total costs and expenses	129,491	93,658

Income from operations	5,380	12,667
Interest expense, net	(297)	(357)

Income before income tax expense and noncontrolling interest	5,083	12,310
Income tax expense	(2,931)	(5,368)

Net income	2,152	6,942
Add net loss attributable to noncontrolling interest	46	141

Net income — K12 Inc.	$2,198	$7,083

Net income attributable to common stockholders per share (see Note 3):
Basic	$0.07	$0.24

Diluted	$0.07	$0.24

Weighted average shares used in computing per share amounts:
Basic	30,343,696	29,378,074

Diluted	30,805,106	29,948,550

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	K12 Inc Stockholders
			Additional			Total
	Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balances at June 30, 2010	30,441,412	$3	$361,344	$(139,496)	$4,141	$225,992
Stock based compensation expense	—	—	3,413	—	—	3,413
Exercise of stock options	127,899	—	1,109	—	—	1,109
Excess tax benefit from stock-based compensation	—	—	122	—	—	122
Issuance of restricted stock awards	426,863	—	—	—	—	—
Forfeitures of restricted stock awards	(41,913)	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(2,547)	—	—	(2,547)
Net income/(loss)(1)				2,198	(125)	2,073

Balances at September 30, 2010	30,954,261	$3	$363,441	$(137,298)	$4,016	$230,162

(1)	Net income/(loss) attributable to noncontrolling interests excludes $0.1 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the condensed consolidated balance sheets at September 30, 2010 and June 30, 2010.

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2010	2009
	(In thousands)

Cash flows from operating activities
Net income	$2,152	$6,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	9,392	6,233
Stock based compensation expense	3,413	1,882
Excess tax benefit from stock-based compensation	(122)	(332)
Deferred income taxes	2,358	4,949
(Reduction of) provision for doubtful accounts	(82)	63
Provision for inventory obsolescence	664	255
Provision for (reduction of) student computer shrinkage and obsolescence	71	(260)
Changes in assets and liabilities:
Restricted cash	1,843	—
Accounts receivable	(69,741)	(54,297)
Inventories	9,760	11,745
Prepaid expenses	2,764	3,441
Other current assets	(4,267)	(4,379)
Deposits and other assets	148	340
Accounts payable	12,866	96
Accrued liabilities	1,680	2,682
Accrued compensation and benefits	(5,915)	(3,409)
Deferred revenue	25,987	20,671
Deferred rent	2,190	(37)

Net cash used in operating activities	(4,839)	(3,415)

Cash flows from investing activities
Purchase of property and equipment	(6,374)	(412)
Capitalized software development costs	(2,187)	(2,441)
Capitalized curriculum development costs	(3,208)	(3,391)

Net cash used in investing activities	(11,769)	(6,244)

Cash flows from financing activities
Repayments on capital lease obligations	(3,720)	(2,841)
Repayments on notes payable	(306)	(378)
Proceeds from exercise of stock options	1,109	1,383
Excess tax benefit from stock-based compensation	122	332

Net cash used in financing activities	(2,795)	(1,504)

Net change in cash and cash equivalents	(19,403)	(11,163)
Cash and cash equivalents, beginning of period	81,751	49,461

Cash and cash equivalents, end of period	$62,348	$38,298

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) are a technology-based education company. The Company offers proprietary curriculum and educational services created for individualized delivery to students in kindergarten through 12th grade, or K-12. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students to receive an effective and engaging education regardless of geographic location or socio-economic background. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

The Company delivers its learning system to students primarily through virtual public schools and is building an institutional business with sales directly to school districts. The Company offers its proprietary curriculum, learning kits, use of a personal computer, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions.

As of September 30, 2010, the Company served virtual public schools or hybrid schools in 27 states and the District of Columbia. The Company expanded into two new states for fiscal year 2011: Massachusetts and Michigan. In addition, the Company sells access to its on-line curriculum and learning kits directly to individual consumers.

In April 2010, the Company formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. In July 2010, the Company acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education. On November 2, 2010, the Company announced the acquisition of American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The AEC transaction is expected to close prior to the end of December 2010. These acquisitions and the formation of MIL increase K12’s portfolio of innovative, high quality instructional and curriculum offerings.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, the condensed consolidated statements of cash flows for the three months ended September 30, 2010 and 2009, and the condensed consolidated statements of equity for the three months ended September 30, 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as September 30, 2010, the results of operations for the three months ended September 30, 2010 and 2009, cash flows for the three months ended September 30, 2010 and 2009 and the condensed consolidated statements of equity for the three months ended September 30, 2010. The results of the three month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed on September 13, 2010, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2010.

3.	Summary of Significant Accounting Policies

Revenue Recognition

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

The Company has determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. While we have sold some of these elements in various combinations or bundles to schools and school districts, the value of each element across these combinations is indeterminable and we have concluded that we do not have sufficient objective and reliable evidence of fair value for each element. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for revenues received under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which we incur the costs associated with each element. In certain schools where the Company has a direct relationship with the state funding school district, the Company recognizes the associated per student revenue on a pro-rata basis over the school year.

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

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

of the customer contract, which is either 12 or 24 months. Revenues from associated learning kits are recognized upon shipment.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to capitalized software development costs and other long term liabilities have been reclassified to conform to the current year presentation.

Series A Special Stock

Equity that is redeemable upon occurrence of an event outside the Company’s control should be classified outside of permanent equity per ASC 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Series A Special Stock (“Series A Shares”) as described further in Note 11, is considered redeemable outside of the Company’s control and classified separately outside of permanent equity at its initial fair value.

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

In accordance with ASC 360 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

ASC 350 Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st.

Fair Value Measurements

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values.

The following table summarizes certain fair value information at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Company (“put right”). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Redeemable Noncontrolling Interest	$17,374	$—	$—	$17,374

Total	$17,374	$—	$—	$17,374

The following table summarizes certain fair value information at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis. The Series A Shares are a result of the Company’s acquisition of KC Distance Learning Inc. (see Note 11). The fair value of the Series A Shares represents management’s best estimate of the value at the time of the acquisition, and values are subject to change based on final analysis.

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Redeemable Noncontrolling Interest	$20,000	$—	$—	$20,000
Series A Special Stock	63,112			63,112

Total	$83,112	$—	$—	$83,112

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2010. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

	Three Months Ended September 30, 2010
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
	June 30, 2010	and Settlements	Gains/(Losses)	September 30, 2010
		(In thousands)

Redeemable Noncontrolling Interest	$17,374	$—	$2,626	$20,000
Series A Special Stock	—	63,112	—	63,112

Total	$17,374	$63,112	$2,626	$83,112

The fair value of the redeemable noncontrolling interest as of September 30, 2010 was estimated to be $20.0 million. The fair value was measured in accordance with ASC 480, Classification and Measurement of Redeemable Securities, and determined by management with assistance from a third party valuation firm. In determining the fair value of the redeemable noncontrolling interest, the Company incorporated a number of assumptions and estimates including utilizing various valuation methodologies including an income-based approach. The fair value of the Series A Shares as of September 30, 2010 was measured in accordance with ASC 480, Classification and Measurement of Redeemable Securities, and represents the value at the acquisition date of KC Distance Learning Inc. (see Note 11), which was estimated to be $63.1 million, and approximates the value of the Company’s common stock at the acquisition date of July 23, 2010.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid on or with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260, Participating Securities and the Two-Class Method under FASB Statement No. 128. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30,
	2010	2009
	(In thousands, except share and per share data)

Basic earnings per share computation:
Net income	$2,198	$7,083
Amount allocated to participating Series A stockholders	137	—

Income available to common stockholders — basic	$2,061	$7,083

Weighted average common shares — basic historical	30,343,696	29,378,074

Basic net income per share	$0.07	$0.24

Diluted earnings per share computation:
Net income	$2,198	$7,083
Amount allocated to participating Series A stockholders	137	—

Income available to common stockholders — diluted	$2,061	$7,083

Shares computation:
Weighted average common shares — basic historical	30,343,696	29,378,074
Effect of dilutive stock options and restricted stock awards	461,410	570,476

Weighted average common shares — diluted	30,805,106	29,948,550

Diluted net income per share	$0.07	$0.24

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 860 (“ASC 860”) Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140, which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. ASC 860 is effective for the Company on July 1, 2010. The adoption did not have a material impact on our condensed consolidated financial statements during the first quarter.

In June 2009, the FASB issued an amendment to ASC 810, Consolidation, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The adoption of the policy did not have a material impact on our condensed consolidated financial statements during the first quarter.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. ASU 2009-13 is effective for the Company on July 1, 2010. Early adoption is permitted, however the Company chose not to adopt early. The adoption did not have a material impact on our condensed consolidated financial statements during the first quarter.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year.

5.	Long-term Obligations

Capital Leases

As of September 30 and June 30, 2010, computer equipment and software under capital leases are recorded at a cost of $42.0 million and $38.8 million, respectively and accumulated depreciation of $16.7 million and $22.9 million, respectively. The Company’s equipment lease line of credit with Hewlett-Packard Financial Services Company (“HPFSC”) expired on August 31, 2010. Prior borrowings under the HPFSC equipment lease line had interest rates ranging from 4.96% to 8.83% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company had pledged the assets financed with the HPFSC equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with HPFSC to guarantee the obligations under this equipment lease and financing agreement.

The Company has a new three-year equipment lease line of credit with PNC Equipment Finance, LLC effective August 2010 for new purchases. The equipment lease line expires on March 31, 2011. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15. Borrowings under the equipment lease line have an interest rate of 3.0% and include a 36-month payment term with a $1 purchase option at the end of the term.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at September 30, and June 30, 2010 was $1.6 million and $1.9 million, respectively.

The following is a summary as of September 30, 2010 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
September 30,	Leases	Payable	Total

2011	$14,852	$1,339	$16,191
2012	9,140	335	9,475
2013	3,800	—	3,800
Thereafter	—	—	—

Total minimum payments	27,792	1,674	29,466
Less amount representing interest (imputed average capital lease interest rate of 6.1%)	(1,239)	(74)	(1,313)

Net minimum payments	26,553	1,600	28,153
Less current portion	(13,981)	(1,270)	(15,251)

Present value of minimum payments, less current portion	$12,572	$330	$12,902

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. As of September 30 and June 30, 2010, there was no outstanding balance on the line of credit.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7.	Stock Option Plan

Stock Options

Stock option activity during the three months ended September 30, 2010 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2010	3,913,847	$16.81
Granted	44,000	26.23
Exercised	(127,899)	8.67
Forfeited or canceled	(70,368)	21.93

Outstanding, September 30, 2010	3,759,580	$17.10	4.91	$45,305

Stock options exercisable at September 30, 2010	2,021,807	$13.50	4.29	$31,395

The total intrinsic value of options exercised during the three months ended September 30, 2010 was $2.1 million.

The following table summarizes the option grant activity for the three months ended September 30, 2010.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

September 2010	44,000	$26.23	$11.16	$—

	44,000

As of September 30, 2010, there was $7.8 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.84 years. During the three months ended September 30, 2010 and September 30, 2009, the Company recognized $1.4 million and $1.7 million, respectively of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2010 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Nonvested, June 30, 2010	187,850	$18.46
Granted	426,863	24.86
Vested	(88,484)	22.88
Forfeited or canceled	(5,402)	17.46

Nonvested, September 30, 2010	520,827	$22.97

As of September 30, 2010, there was $9.9 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three months ended September 30, 2010 was $2.0 million. During the three months ended September 30, 2010 and September 30, 2009, the Company recognized $2.0 million and $0.2 million, respectively of stock based compensation expense related to restricted stock awards.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Related Party

In April 2010, the Company entered into a license agreement with an affiliate of the Company in the amount of $1.2 million of which the remaining balance of $0.2 million was paid to the affiliate in July 2010. In September 2010, the Company made a payment in the amount of $3.3 million to KCDL Holdings Inc. representing trade payables assumed in the acquisition of KC Distance Learning, Inc. KCDL Holdings Inc. is an affiliate of the Learning Group, LLC a related party. Additionally, KC Distance Learning has capital leases with an outstanding balance due to KCDL Holdings Inc. in the amount of $1.0 million as of September 30, 2010.

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, the Company acquired all of the shares of KCDL, which is now a wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries.

10.	Goodwill

During the first quarter of 2011, the Company’s goodwill increased by approximately $35.0 million due primarily to the acquisition of KC Distance Learning, Inc. (see Note 11). The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test will not be performed during the first quarter of 2011. The Company will complete its annual goodwill impairment test as of May 31, 2011.

11.	Business combination

On July 23, 2010, the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). K12 believes the acquisition of KCDL to be an important strategic step in the Company’s efforts to expand its presence in a number of end markets. The holders of the Series A Shares initially have no voting rights and no rights of conversion with respect to the Series A Shares; however, the holders of Series A Shares have participating rights in all dividends and distributions declared or paid

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

on or with respects to common stock of the Company. The Company has agreed to convene a meeting of its stockholders to obtain their approval to permit conversion of the Series A Shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Shares shall have no voting rights. In the event that the K12 stockholders do not approve the voting rights and permit conversion of the Series A Shares by the first anniversary of the closing of the acquisition, the Series A Shares will be redeemable at the option of the holder or K12 at a price per share of the greater of $22.95 or the price per share of the K12 common stock at the date of redemption. Learning Group LLC and certain of its affiliates have agreed to vote their shares of K12 common stock (representing approximately 17% of our common stock) in favor of the rights of conversion and voting rights of Series A Shares pursuant to a voting agreement. The aggregate redemption liability (if fully exercised) will not be less than $63.1 million of cash.

On November 5, 2010, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (SEC) for the stockholder vote. Given the voting agreement entered into with the Learning Group LLC and the NYSE voting requirements, the Company believes it is likely that the shareholder vote will be successful. However, if the vote to permit conversion is not approved, the Company may have to redeem the Series A Shares with cash.

The operating results of KCDL have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of July 23, 2010. The Company is currently evaluating the fair value of the identifiable tangible and intangible assets, liabilities assumed and effect on income taxes. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting, is preliminary and based on their estimated fair values as of the acquisition date and summarized in the following table (in thousands):

Amount

Current assets	$8,538
Property and equipment, net	8,654
Capitalized curriculum development costs, net	3,873
Intangible assets, net	21,900
Goodwill	33,939
Other noncurrent assets	138
Current liabilities	(5,461)
Deferred tax liability	(5,108)
Deferred revenue	(2,111)
Other noncurrent liabilities	(1,250)

Fair value of total consideration transferred	$63,112

•	The intangible assets of KCDL have been increased $21.1 million to a total value of $21.9 million to reflect the preliminary estimate of the fair value of intangible assets, including trade name/trademarks and customer relationships.

•	The capitalized curriculum development costs have decreased $0.6 million to a value of $3.9 million.

•	KCDL defers and expenses material costs over the period which revenue is recognized. K12 expenses material cost when materials are shipped. KCDL’s deferred material costs as of July 23, 2010 were reduced $0.3 million to a value of $0.

•	Deferred revenue represents advance payments from customers for education services. The fair value was estimated based on a cost build-up approach. The cost build-up approach determines fair value by estimating

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

the costs related to supporting the obligation plus an assumed profit which approximates, in theory, the amount that would be required to pay a third party to assume the obligation. As a result, the deferred revenues of KCDL have been decreased from $4.2 million to $2.1 million, which represents the estimated fair value of the contractual obligations assumed.

The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent K12’s actual consolidated results of operations or consolidated financial position had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of K12’s future consolidated results of operations or consolidated financial position. K12 expects to incur costs and realize benefits associated with integrating the operations of K12 and KCDL. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma	Three Months Ended
Results of	September 30,
Operations	2010	2009

Revenues	$136,193	$114,520
Net income	$568	$5,259

12.	Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	September 30,
	2010	2009

Cash paid for interest	$238	$322

Cash paid for taxes, net of refunds	$1,461	$25

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$10,385	$9,014

Business Combinations:
— Current assets	$9,198	$—

— Property and equipment	$8,800	$—

— Capitalized curriculum development costs	$3,873	$—

— Intangible assets	$22,810	$—

— Goodwill	$34,704	$—

— Other non-current assets	$138	$—

— Deferred tax liabilities	$(5,108)	$—

— Assumed liabilities	$(5,708)	$—

— Deferred revenue	$(2,111)	$—

— Other noncurrent liabilities	$(1,250)	—

— Contingent consideration	$1,700	$—

— Issuance of Series A Special Stock	$63,112	$—

Purchase of perpetual license agreement/accrued liabilities	$250	$—

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13.	Subsequent events

On November 2, 2010, the Company acquired operating assets and liabilities of American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instructional and curriculum offerings. Completion of the transaction is subject to customary conditions to closing, including approval of the AEC stockholders. The transaction is expected to close prior to the end of 2010. Under the terms of the definitive agreement, the Company will acquire for cash all of the outstanding common stock of AEC, in exchange for up to $34.1 million, subject to adjustments and escrow accounts. The Company is still evaluating the purchase accounting and therefore an estimate of the financial impact cannot be made at this time.

On November 8, 2010, K12 announced a pending $10 million strategic investment in Web International English (“Web”). This investment gives the Company a 20% minority interest in Web, with the option to acquire the remainder of Web within a period of five years. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 67 learning centers in 45 cities covering most of the country. It currently serves more than 45,000 students. The proceeds of the investment will primarily be used to expand Web’s learning center network into more Chinese cities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis (MD&A), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (Annual Report), including any updates found in Part II, Item 1A, “Risk Factors,” of this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services designed to facilitate individualized learning for students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $190 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

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

For the 2010-11 school year, we manage virtual public schools or hybrid schools in 27 states and the District of Columbia, including new schools in two new states, Massachusetts and Michigan. For the most part, these schools are able to enroll students on a statewide basis. Most of these enrollments are in virtual public schools. We are serving a growing number of hybrid schools the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. In July 2010, we extended our involvement with traditional classroom settings to the full operational management of a brick and mortar school. Specifically, the Delaware Department of Education contracted with us to assume responsibility for all aspects of the operation of the Moyer Charter School, and authorized us to serve up to 460 students in grades 6-12. This contract furthers the use of our learning systems and instructional methods in a traditional classroom setting.

For the three months ended September 30, 2010, we served 99,611 total average enrollments, including the recently acquired Aventa, iQ, and Keystone programs, as compared to 70,401 for the same period in the prior year, a growth rate of 41.5%. For the three months ended September 30, 2010, excluding the newly acquired programs, total average enrollments in K12 programs increased to 84,950, as compared to 70,401 for the same period in the prior year, a growth rate of 20.7%. These enrollments include public and private school enrollments as well as those in the K12 International Academy. Enrollments from the Aventa, iQ, and Keystone for the three months ended September 30, 2010 were 14,661 and contributed 20.8% to enrollment growth. Enrollments exclude students in our direct-to-consumer and pilot programs.

For the three months ended September 30, 2010, we increased revenues to $134.9 million from $106.3 million in the same period in the prior year, a growth rate of 26.8%. Over the same period, operating income declined to $5.4 million from operating income of $12.7 million, a decrease of 57.5%, and net income to shareholders declined to $2.2 million from net income to shareholders of $7.1 million, a decrease of 69.0%. The decline in operating income and net income was primarily attributable to several new growth initiatives; strategic marketing including brand awareness and student recruitment; M&A transaction and integration costs; increased depreciation and amortization; and increased stock compensation expenses.

We have intensified our acquisition strategy and recently acquired KC Distance Learning and American Education Corporation and invested in Web International. With these additions, along with the recent formation of Middlebury Interactive Languages, we believe we have improved our growth potential and the ability to scale our business even further.

Middlebury Interactive languages

In April 2010, we formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. Language faculty from Middlebury will work with K12 to develop and manage the academic content of the Web-based language courses, which K12 will offer through its online education programs. The new courses will use features such as animation, music, videos and other elements that immerse students in new languages. The joint venture will also expand the Middlebury-Monterey Language Academy (MMLA), a language immersion summer program for middle and high school students. Our results for the three months ending September 30, 2010 include the summer 2010 four week residential session that offered Arabic, Chinese, French, German and Spanish at four college campuses.

Acquisition of KC Distance Learning

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, for approximately $63 million in 2.75 million non-voting shares of a new class of preferred stock (Series A Shares). If approved by a shareholder vote, these shares are eligible to convert to common stock on a one-for-one basis. On November 5, 2010, we filed a preliminary proxy statement with the Securities and Exchange Commission (SEC) for the stockholder vote. This preliminary proxy statement is currently under review by the SEC. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). Aventa Learning offers to schools and school districts over 140 core, elective and AP courses in grades 6-12, from credit recovery courses to full-scale virtual school programs, as well as instructional services. Aventa Learning is accredited by the Northwest Association of Accredited Schools (NAAS). The Keystone School is an online private school for middle and high school students, which is also accredited by the NAAS. It was established in 1974 and has served over 250,000 students from 84 countries. The school enrolls both full-time and part-time students and its course offerings are supported by certified teachers. The iQ Academies are statewide online public schools that partner with school districts or public charter schools to serve middle and high school students. iQ Academies currently operate in California, Kansas, Minnesota, Nevada, Texas, Washington, and Wisconsin.

Acquisition of American Education Corporation

On November 2, 2010, we announced the acquisition of the operating assets and liabilities of American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instructional and curriculum offerings. Completion of the transaction is subject to customary conditions to closing, including approval of the AEC stockholders. The transaction is expected to close prior to the end of December 2010. Under the terms of the definitive agreement, we will acquire for cash all of the outstanding common stock of AEC, in exchange for up to $34.1 million, subject to adjustments and escrow accounts.

Web International English

On November 8, 2010, we announced a pending $10 million strategic investment in Web International English (“Web”). This investment gives us a 20% minority interest in Web, with the option to acquire the remainder of the company within a period of five years. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 67 learning centers in 45 cities covering most of the country. It currently serves more than 45,000 students. The proceeds of the investment will primarily be used to expand Web’s learning center network into more Chinese cities.

Developments in Education Funding

Our annual revenue growth is impacted by changes in federal, state and district per enrollment funding levels. Due to the economic slowdown, many states have reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative and had a negative effect on both revenue and income for our fiscal years 2009 and 2010. Our financial results reflect these reductions, ARRA funds, and expense reductions that we undertook in order to mitigate the impact of the funding reductions. In August 2010, the Education Jobs and Medicaid Assistance Act was enacted into law, providing $10 billion in federal aid for schools. This assistance will reach some of the schools we serve, although until fully implemented, we cannot be certain of the aggregate impact. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is possible the public schools we serve could experience lower per enrollment funding in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2010 audited consolidated financial statements, which are included in our Annual Report. Other than those described in the condensed consolidated financial statements, there have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Results of Operations

Enrollment

Due to growth in our private school and institutional sales business, including the increasing number of students who enroll part-time or take a single course in these programs, we are including additional enrollment information for fiscal year 2011. We believe this information, combined with the existing virtual public school enrollment data, provides a more complete picture of the drivers of revenue.

Total average enrollments in public schools for the three months ended September 30, 2010, the metric previously reported, increased to 82,670, or 18.9%, as compared to 69,542 for the same period in the prior year. High school students comprised 27.4% of public school enrollment as compared to 23.4% in the same period in the prior year. New schools in Delaware, Massachusetts and Michigan contributed 1.4% to total average enrollment in public schools. With the acquisition of KCDL, we added 14,661 enrollments to the total.

Enrollment growth in K12 managed virtual public schools was 18.3%. Enrollment growth in online curriculum sales to public schools, school districts and other schools (institutional sales) was 22.1%. These enrollments exclude students in our direct-to-consumer and pilot programs.

Enrollments in K12 private schools for the three months ended September 30, 2010 increased 165.4% to 2,280 from 859 for the same period in the prior year. Private schools include the K12 International Academy as well as private brick and mortar schools. These private schools offer educational services on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs).

For the three months ended September 30, 2010, enrollments in the Aventa, iQ, and Keystone School brands obtained through our acquisition of KC Distance Learning were 5,229, 3,275, and 6,157, respectively. These programs serve students in grades 6-12 on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs).

The following tables set forth average enrollment data for each of the periods indicated:

Total Average Enrollment (FTEs)

For the three months ended September 30,

	2010	2009	Change	Change%

Total Average Enrollment
K12 public schools	82,670	69,542	13,128	18.9%
K12 private schools	2,280	859	1,421	165.4%

K12 total	84,950	70,401	14,549	20.7%
Aventa	5,229	n.a.
iQ	3,275	n.a.
Keystone	6,157	n.a.

Total acquired enrollment	14,661

Total Average Enrollment	99,611	70,401	29,210	41.5%

Enrollment mix by sales channel for K12 programs

	2010	2009	Change	Change%

K12 Public schools
K12 managed schools	70,461	59,541	10,920	18.3%
K12 institutional sales	12,209	10,001	2,208	22.1%

Total K12 public	82,670	69,542	13,128	18.9%

K12 Private schools
K12 managed	1,418	859	559	65.1%
K12 institutional sales	862	0	862	NM

Total K12 private	2,280	859	1,421	165.4%

The above enrollments exclude those in our direct-to-consumer and pilot programs.

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Revenues	$134,871	$106,325

Cost and expenses
Instructional costs and services	75,082	58,093
Selling, administrative, and other operating expenses	50,498	33,327
Product development expenses	3,911	2,238

Total costs and expenses	129,491	93,658

Income from operations	5,380	12,667
Interest expense, net	(297)	(357)

Income before income taxes and noncontrolling interest	5,083	12,310
Income tax expense	(2,931)	(5,368)

Net income	2,152	6,942
Add net loss attributable to noncontrolling interest	46	141

Net Income — K12 Inc.	$2,198	$7,083

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2010	2009

Revenues	100.0%	100.0%

Cost and expenses
Instructional costs and services	55.7	54.6
Selling, administrative, and other operating expenses	37.4	31.3
Product development expenses	2.9	2.1

Total costs and expenses	96.0	88.0

Income from operations	4.0	12.0
Interest expense, net	(0.2)	(0.3)

Income before income taxes and noncontrolling interest	3.8	11.7
Income tax expense	(2.2)	(5.0)

Net income	1.6%	6.7%
Add net loss attributable to noncontrolling interest	0.0%	0.1%

Net income — K12 Inc.	1.6%	6.8%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three months ended September 30, 2010 as compared to the same period in the prior year.

Comparison of the Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

Revenues.  Our revenues for the three months ended September 30, 2010 were $134.9 million, representing an increase of $28.5 million, or 26.8%, as compared to revenues of $106.3 million for the same period in the prior year. This increase was primarily attributable to 20.7% increase in enrollments in K12 programs. In addition, Aventa, iQ and Keystone programs obtained through our acquisition of KCDL contributed 5.3% to revenue growth.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2010 were $75.1 million, representing an increase of $17.0 million, or 29.2%, as compared to instructional costs and services expenses of $58.1 million for the same period in the prior year. This increase was primarily attributable to an $11.2 million increase in expenses to operate and manage schools including the MIL summer programs and the programs acquired with KCDL. In addition, costs to supply curriculum, books, educational materials and computers to students increased $3.4 million, including a $0.8 million increase in the provision for inventory obsolescence. Amortization of curriculum and learning systems increased $2.4 million. As a percentage of revenues, instructional costs and services expenses increased to 55.7% for the three months ended September 30, 2010, as compared to 54.6% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and learning systems and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by lower fulfillment costs for materials, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2010 were $50.5 million, representing an increase of $17.2 million, or 51.5%, as compared to selling, administrative and other operating expenses of $33.3 million for the same period in the prior year. This increase is primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; corporate development expenses including transaction and acquisition integration costs; expenses associated with the launch of new initiatives; stock compensation expenses primarily related to the period costs associated with the execution of a new long-term employment agreement with our CEO; personnel costs including benefits; and other professional services. As a percentage of revenues, selling, administrative, and other operating expenses increased to 37.4% for the three months ended September 30, 2010 as compared to 31.3% for the same period in the prior year primarily due to the items identified above.

Product development expenses.  Product development expenses for the three months ended September 30, 2010 were $3.9 million, representing an increase of $1.7 million, or 74.8%, as compared to product development expenses of $2.2 million for the same period in the prior year. The increase is primarily due to initiatives to support the Aventa curriculum acquired during the period as well as the timing of new development projects. As a percentage of revenues, product development expenses increased to 2.9% for the three months ended September 30, 2010 as compared to 2.1% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.  Net interest expense for the three months ended September 30, 2010 was $0.3 million as compared to net interest expense of $0.4 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes.  Income tax expense for the three months ended September 30, 2010 was $2.9 million, or 57.7% of income before income taxes, as compared to an income tax expense of $5.4 million, or 43.6% of income before taxes, for the same period in the prior year. The increase in the tax rate is primarily due to non-deductible transaction expenses.

Noncontrolling interest.  Noncontrolling interest for the three months ended September 30, 2010 was de minimus and as compared to noncontrolling interest of $0.1 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of September 30, 2010 and June 30, 2010, we had cash and cash equivalents of $62.3 million and $81.8 million, respectively and excluding restricted cash. We financed our capital expenditures during the three months ended September 30, 2010 primarily with cash and capital lease financing. As of September 30, 2010, our cash balance included $11.1 million associated with our joint ventures.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for fiscal year 2011 of $35 million to $39 million including expenditures for additional courses, new releases of existing courses, foreign language courses developed in our MIL joint venture, and internal systems enhancements and software purchases to support our growth, the integration of KCDL, and a second data center. We also expect expenditures for computers provided for use by students of approximately $13 million to support growth in virtual school enrollments. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations, capital lease financing or advances under our line of credit. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. On November 2, 2010, we announced the acquisition of American Education Corporation. We expect to fund the purchase price of up to $35 million with cash on hand and/or an advance under our line of credit. We believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. As of September 30, 2010, the redeemable noncontrolling interest was estimated to be $20.0 million.

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

On November 5, 2010, we filed a preliminary proxy statement with the Securities and Exchange Commission (SEC) for the stockholder vote. This preliminary proxy statement is currently under review by the SEC. Given the voting agreement entered into with the Learning Group LLC and the NYSE voting requirements, we believe it is likely that the shareholder vote will be successful. However, if the vote to permit conversion is not approved, we may have to redeem the Series A Shares with cash. Based upon our current cash balances and operating and capital expenditures forecasts, we believe the combination of funds currently available, funds to be generated from operations, and access to financing will be adequate to finance the redemption should it occur.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2010 and 2009 was $4.8 million and $3.4 million, respectively.

The increase in accounts receivable was primarily attributable to our growth in revenues. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenues increased primarily due to growth in enrollments, and to a lesser extent from the activity in KCDL acquired during the period. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

The increase in accounts payable is primarily due to the timing of payments to vendors and service providers for strategic marketing and student recruiting expenses, transaction related costs, professional services, and equipment purchases. The decrease in inventories is primarily due to materials shipments to students, partially offset by purchases. The increase in cash used in accrued compensation and benefits is primarily due to a net increase in incentive compensation payments.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2010 and 2009 was $11.8 million and $6.2 million, respectively.

Net cash used in investing activities for the three months ended September 30, 2010 was primarily due to purchases of property and equipment of $6.4 million including $3.8 million to license an enterprise software application, investment in capitalized curriculum development of $3.2 million, primarily related to the production of high school courses and middle school math courses; and investment in capitalized software development of $2.2 million.

Net cash used in investing activities for the three months ended September 30, 2009 was primarily due to investment in capitalized curriculum development of $3.4 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; investment in capitalized software development of $2.4 million, and purchases of property and equipment of $0.4 million.

In addition to the investing activities above, for the three months ended September 30, 2010 and 2009, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $10.4 million and $7.8 million, respectively. In addition, for the three months ended September 30, 2009, we financed through capital leases equipment purchases of $1.2 million.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2010 and 2009 was $2.8 million and $1.5 million, respectively.

For the three months ended September 30, 2010, net cash used in financing activities was primarily due to payments on capital leases and notes payable of $4.0 million, partially offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock-based compensation of $0.1 million. As of September 30, 2010, there were no borrowings outstanding on our $35 million line of credit.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended September 30, 2010 from those disclosed in our fiscal year 2010 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the three months ended September 30, 2010 primarily due to approximately $7.0 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2010 and June 30, 2010, we had cash and cash equivalents totaling $62.3 million and $81.8 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2010, a 1% gross increase in interest rates earned on cash would result in $0.6 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2010, fluctuations in interest rates had no impact on our interest expense. We may have balances outstanding on our line of credit in the future as we evaluate our funding sources for the acquisition of AEC announced on November 2, 2010.

Foreign Currency Exchange Risk

We currently operate in foreign countries. In the past, we did not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates did not have a material impact on our financial statements. However, we continue to pursue opportunities in international markets. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

As described in Item 9A of our Annual Report on Form 10K for the fiscal year ended June 30, 2010, a material weakness was identified in our internal control over financial reporting (“ICFR”) relating to our accounting for complex transactions that are non-routine and non-recurring. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the end of the period covered by our Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 as the material weakness identified as of June 30, 2010 still exists.

Changes in Internal Control over Financial Reporting

As described in Item 9A of our Annual Report on Form 10K for the fiscal year ended June 30, 2010, management has been undertaking improvements in our internal control over financial reporting and our accounting procedures and practices generally. Specifically, management has approved the addition of several new positions to our finance and accounting staff which we are in the process of filling from internal resources and outside recruitment efforts (including the possibility of using outside temporary help firms), we have targeted potential new hires for recruitment, we have engaged a “Big Four” accounting firm to provide consulting services to our finance and accounting staff regarding process improvement opportunities, best practices and relevant training, and we are in the process of implementing an enterprise-wide financial management solution from Oracle Corporation to improve our overall accounting function. In addition, we are arranging for additional internal training of our finance staff as to GAAP requirements and SEC guidance in connection with accounting for complex, non-routine and non-recurring transactions. Finally, as previously disclosed, on May 5, 2010, our new Chief Financial Officer commenced his employment with the Company and he brings to us substantial public company reporting experience in enterprises significantly larger than us. Management believes the measures that have been implemented to remediate the material weakness in our ICFR concerning our accounting for complex, non-routine and non-recurring transactions have had a material impact on our internal control over financial reporting since June 30,

2010, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

During the three months ended September 30, 2010, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15-d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting that occurred during our last fiscal quarter has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. Notwithstanding such efforts, the material weakness related to our accounting for complex transactions that are non-routine and non-recurring described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

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

K12 INC.

/s/  RONALD J. PACKARD
Ronald J. Packard
Chief Executive Officer

Date: November 9, 2010

EXHIBIT INDEX

Number	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.