Form 10-K/A
period 2010-06-30
K12 INC
filed 2010-11-24
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33883

K12 Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Corporate Park Drive Herndon, VA 20171	(703) 483-7000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 par value
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, a accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Larger accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 31, 2009 was approximately $500,449,800.
Number of shares outstanding for each class of common equity as of September 10, 2010: 30,589,173 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends the K12 Inc. (“K12”, “K12” or the “Company”) Annual Report on Form 10-K for the fiscal year ending June 30, 2010, as filed with the Securities and Exchange Commission (“SEC”) on September 13, 2010 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended June 30, 2010. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and other information pertaining to each Director:

		First Year
		Elected
Name	Age	Director	Position(s)

Craig R. Barrett	70	2010	Director
Guillermo Bron	58	2007	Director
Nathaniel A. Davis	56	2009	Director
Steven B. Fink	58	2003	Director
Mary H. Futrell	70	2007	Director
Ronald J. Packard	47	2000	Director and Chief Executive Officer
Jane M. Swift	45	2008	Director
Andrew H. Tisch	60	2001	Director (Chairman)

Craig R. Barrett

Dr. Barrett joined us as a director in September 2010. He served as Chairman and Chief Executive Officer of Intel Corporation, which he joined in 1974, until his retirement in 2009. Prior to Intel Corporation, Dr. Barrett was a member of the Department of Materials Science and Engineering faculty of Stanford University. Dr. Barrett currently serves as Co-chairman of Achieve, Inc., an independent, bipartisan, non-profit education reform organization, Chairman of Change the Equation, an organization promoting widespread literacy in science, technology, engineering and math (STEM), President and Chairman of BASIS Schools, Inc., Vice Chair of the Science Foundation Arizona, and Co-chairman of the Business Coalition for Student Achievement. Dr. Barrett holds B.S., M.S. and Ph.D. degrees in Materials Science from Stanford University. Dr. Barrett was selected as a director because of his robust knowledge and experience in information technology innovation, as well as his global, operational, and leadership experience as a Chairman and Chief Executive Officer of Intel Corporation. He also brings a unique perspective to the Board of Directors from his tenure in the academic world and his volunteer work and support of educational organizations.

Guillermo Bron

Mr. Bron joined us as a director in July 2007. Mr. Bron is a Managing Director of Acon Funds Management LLC, a private equity firm, and the Managing Member of PAFGP, LLC, the sole general partner of Pan American Financial, L.P. Mr. Bron has served as Chairman and a director of United Pan Am Financial Corp. (UPFC) since April 1994, and he served as a director of Pan American Bank, FSB (Pan American), a former wholly-owned subsidiary of UPFC, from 1994 to 2005. Mr. Bron has also served as Chairman of idX Corporation since July 2008 and from 2000 to 2002, Mr. Bron was a director of Telemundo Group, Inc. From 1994 to 2003, Mr. Bron was an officer, director and principal stockholder of a general partner of Bastion Capital Fund, L.P., a private equity investment fund primarily focused on the Hispanic market. Previously, Mr. Bron was a Managing Director of Corporate Finance and Mergers and Acquisitions at Drexel Burnham Lambert. Mr. Bron holds a B.S. in Electrical Engineering and Management from Massachusetts Institute of Technology and an M.B.A. from Harvard University. Mr. Bron was selected as a director because his extensive executive leadership and international experience, as well as his expertise in investment banking and capital markets, enable him to bring valuable insights to the Board of Directors in the areas of finance and strategy, as well as other matters. The Board of Directors also benefits from his prior experience as a public company director and audit committee member.

Nathaniel A. Davis

Mr. Davis joined us as a director in July 2009. He is currently managing director of RANND Advisory Group. Previously, Mr. Davis was Chief Executive Officer and President of XM Satellite Radio. He also served on the XM Satellite Radio board from 1999 through 2008. From 2000 to 2003, Mr. Davis was President and Chief Operating

Officer, and board member of XO Communications Inc. Mr. Davis has also held senior executive positions at Nextel Communications (EVP, Network and Technical Service), MCI Telecommunications (Chief Financial Officer), and MCI Metro (President and Chief Operating Officer). Mr. Davis has previously served on the board of several public and private firms including Mutual of America Capital Management Corporation, Charter Communications, and Telica Switching. Mr. Davis currently serves as a director of the Progressive Life Center. Mr. Davis received an M.B.A. from the Wharton School of the University of Pennsylvania, an M.S. in Engineering Computer Science at the Moore School of the University of Pennsylvania, and a B.S. in Engineering from Stevens Institute of Technology. Mr. Davis was selected as a director based on his strong record of executive management, finance and systems engineering skills, as well as his insight into the considerations necessary to run a successful, diverse global business. The Board of Directors also benefits from his previous service on other public company boards and his experience in accounting and financial reporting.

Steven B. Fink

Mr. Fink joined us as a director in October 2003. Mr. Fink has served as a director of Nobel Learning Communities, Inc. since 2003. Mr. Fink currently serves as Chairman of Heron International and as a director of the Foundation of the University of California, Los Angeles. From 1999 to 2009, Mr. Fink served as a director of Leapfrog, Inc. and its Chairman from 2004 to 2009. From 2000 to 2008, Mr. Fink was the Chief Executive Officer of Lawrence Investments, LLC. Mr. Fink has also previously served as Chairman and Chief Executive Officer of Anthony Manufacturing, Chairman and Managing Director of Knowledge Universe, and Chairman and Chief Executive Officer of Nextera. Mr. Fink holds a B.S. in Psychology from the University of California, Los Angeles and a J.D. and an L.L.M. from New York University. Mr. Fink was selected as a director based on his significant experience in operations and financial oversight gained as serving as director or chairman for various public and private companies in addition to his membership on various company audit committees which enables him to contribute significantly to the oversight and governance of the Company.

Mary H. Futrell

Dr. Futrell joined us as a director in August 2007. Until September 2010, Dr. Futrell was the Dean of the Graduate School of Education and Human Development at the George Washington University. She has served as a director of Horace Mann Educators Corporation since 2001. She is the Co-director of the GWU Institute for Curriculum, Standards and Technology, the founding President of Education International and a past president of the World Confederation of the Teaching Profession. Previously, she served as President of the Virginia Education Association, and ERAmerica. Dr. Futrell served as President of the National Education Association (NEA) from 1983 to 1989. Dr. Futrell has also served on the boards of the Kettering Foundation, the Carnegie Foundation for the Advancement of Teaching Leadership, the National Holmes Partnership, the National Commission on Teaching and America’s Future, the National Society for the Study of Education. Dr. Futrell holds a B.A. in Business Education from Virginia State University, a M.A. in Secondary Education and an Ed.D. in Education Policy Studies from George Washington University. She is also the recipient of numerous honors and awards, including more than 20 honorary degrees. Dr. Futrell was selected as a director because her tenure in the academic world and as a leader of education organizations provides strategic insight, experience and in-depth knowledge of the education industry to the Board of Directors. Her years of experience serving on boards of both public and private companies also gives her a wide range of knowledge on topics important to our business that contribute to the Board of Directors’ function.

Ronald J. Packard

Mr. Packard founded K12 in 2000 and has served as a director since that time. In May 2007, Mr. Packard became our Chief Executive Officer. Previously, Mr. Packard served as Vice President of Knowledge Universe and as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school programs. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard serves on the Digital Learning Council and he formerly served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the board of the Fairfax Education Foundation. From 2004 to 2006, Mr. Packard served as a director of Academy 123. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst. Mr. Packard was selected as a director because of his significant knowledge and understanding of the education industry, extensive knowledge of all aspects of K12’s business and his unique historical understanding of our operations as the founder of the Company and the only member of the Company’s senior management team who serves on our Board of Directors.

Jane M. Swift

Ms. Swift joined us as a director in August 2008. Ms. Swift served as Governor of the Commonwealth of Massachusetts from 2001 to 2003 after having served as Lieutenant Governor and as a member of the Massachusetts State Senate. Ms. Swift currently serves as Senior Vice President of Government Strategy and Solutions of ConnectEDU, a provider of web-based products, services and solutions designed to streamline the high school to college to career process and she is also a director of Sally Ride Science. Ms. Swift was previously an education advisor and principal of WNP Consulting, LLC, an organization that she also founded. Prior to WNP Consulting, Ms. Swift served as a general partner at Arcadia Partners L.P., a venture capital firm focused exclusively on the for-profit education industry. Ms. Swift has served as a director of Suburban Propane Partners L.P. since 2007 and she previously served as a director of WellCare Health Plans, Inc. from 2004 to 2006 and as a director of Animated Speech Corporation from 2006 to 2010. Ms. Swift holds a B.A. in American Studies from Trinity College. She has also held fellowships at Harvard University’s John F. Kennedy School of Government and Williams College and she has received six honorary doctorates and numerous awards. Ms. Swift was selected as a director because her service as the governor of a U.S. state and public policy expertise enables her to contribute to the Board of Directors oversight of the Company’s efforts to expand school choice throughout all 50 U.S. states. Her experience and knowledge also provides the Board of Directors with strategic advice on market trends, sales strategies and emerging opportunities. The Board of Directors also benefits from Ms. Swift’s perspective as a current and former director of other public companies.

Andrew H. Tisch

Mr. Tisch joined us as a director in August 2001 and has served as Chairman of the Board of Directors since May 2007. Since 1985, Mr. Tisch has been a director of Loews Corporation, and is Co-chairman of its board, Chairman of its executive committee and, since 1999, has been a member of its Office of the President. Mr. Tisch engages in numerous public service activities including, serving as Vice Chairman of Cornell University and as a trustee of the Brookings Institution. Mr. Tisch has also served as a director of CNA Financial Corporation since 2006, and as a director of Texas Gas Transmission, LLC and Boardwalk Pipelines, LLC since 2005. Mr. Tisch previously served as a director of Bulova Corporation from 1979 to 2008 and as a director of Lord & Taylor from 2006 to 2008. Mr. Tisch holds a B.S. in Hotel Administration from Cornell University and an M.B.A. from Harvard University. Mr. Tisch was selected as a director because of his experience having served as president or chairman of various multinational companies over his career in addition to his membership on various boards of directors of public companies which allows him to provide the Board of Directors with leadership and a variety of perspectives on important strategic issues. The Board of Directors also benefits from his involvement in higher education and non-profit sectors.

Set forth below is biographical information for each executive officer of our Company who is not also a director as of June 30, 2010.

Name	Age	Position(s)

Howard L. Allentoff	48	Senior Vice President, Human Resources
Bruce J. Davis	47	Executive Vice President, Worldwide Business Development
Harry T. Hawks	57	Executive Vice President and Chief Financial Officer
George B. Hughes, Jr.	51	Executive Vice President, School Services
Robert L. Moon	59	Senior Vice President and Chief Information Officer
John P. Olsen	43	Executive Vice President, Operations
Howard D. Polsky	58	General Counsel and Secretary
Celia M. Stokes	46	Executive Vice President and Chief Marketing Officer
Maria A. Szalay	44	Senior Vice President, Product Development

Executive Officers

Howard L. Allentoff, Senior Vice President, Human Resources

Dr. Allentoff joined us in December 2008, and serves as Senior Vice President of Human Resources. From 2003 until joining the Company, he was Consultant and President of Strategic People Solutions where he assisted companies in both strategic and operational human resources issues. Prior to Strategic People Solutions, Dr. Allentoff worked at Blackboard Inc. as the company’s first Vice President of Human Resources from 2002 to 2003. He previously served in other human resources consulting roles as well as in corporate human resources environments at Prometric Inc. (formerly of Sylvan and Thomson Learning), Ward Machinery Company and Westinghouse Electric Corporation. Dr. Allentoff holds a B.S. in Psychology from the University of Maryland, College Park as well both M.S. and Ph.D. degrees in Industrial & Organizational Psychology from Auburn University.

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Mr. Davis joined us in January 2007, and serves as Executive Vice President, Worldwide Business Development. From 2005 until joining us, Mr. Davis was Senior Vice President of Business Development for Laureate Education Inc. with a focus on the Middle East region. From 2003 to 2004, Mr. Davis was a strategic advisor to Discovery Communications where he developed plans for Discovery’s entry into the education video market and the creation of the United Streaming product. From 1994 to 2002, Mr. Davis held various positions with Sylvan Learning Systems including Principal at Sylvan Ventures, Chief Operating Officer of Prometric Inc. and Vice President of International Operations. From 1985 to 1991, Mr. Davis was a Manager of Information Systems Strategy at Deloitte and Touche where he managed its practice office in Egypt. Mr. Davis holds a B.S. in Computer Science from Loyola University and an M.B.A. from Columbia University.

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

George B. (“Chip”) Hughes, Jr., Executive Vice President, School Services

Mr. Hughes joined us in July 2007, and serves as Executive Vice President, School Services. From 1997 until joining us, Mr. Hughes was a co-founder and Managing Director of Blue Capital Management, L.L.C., a middle-market private equity firm. Mr. Hughes previously served as a Partner of McKinsey & Company, Inc., a global management consulting firm, in McKinsey’s Los Angeles and New Jersey offices, where he was a member of the firm’s Strategy and Health Care practices. Mr. Hughes serves on the Board of Councilors of the College of Letters, Arts & Sciences at the University of Southern California. Previously, he served on the National Board and the Executive Committee of Recording for the Blind & Dyslexic and was a member of the Board of Trustees at Big Brothers of Greater Los Angeles and of Big Brothers Big Sisters of Morris, Bergen, and Passaic Counties (New Jersey). Mr. Hughes holds a B.A. in Economics from the University of Southern California and an M.B.A. from Harvard University.

Robert L. Moon, Senior Vice President and Chief Information Officer

Mr. Moon joined us in March 2010, and serves as Chief Information Officer. Prior to joining us, Mr. Moon was Chief Information Officer of LeapFrog Enterprises, the global leader in early childhood education through learning toys and software, from 2005 to 2008. Previously, he served as Chief Information Officer for ViewSonic Corporation from 2001 to 2005, and Chief Information Officer for Micros Systems Inc. from 1995 to 1999. Mr. Moon also worked as a program manager with KPMG Peat Marwick, which included services at the White House with the Reagan administration as an analyst with the President’s Private Sector Survey on Cost Control. Prior to his private sector experience, Mr. Moon served for 21 years as a Surface Warfare Officer in the United States Navy, including three years as Director of Information Technology and Deputy Director of Operations for the Office of Naval Research. Mr. Moon retired from the United States Navy with the rank of Commander. He holds a B.S. in Business and Engineering from the United States Naval Academy.

John P. Olsen, Executive Vice President, Operations

Mr. Olsen joined us in March 2004, and serves as Executive Vice President, Operations. Prior to joining us, Mr. Olsen was Vice President of Performance Improvement for America Online’s Broadband, Premium, and Advanced Technology Services from 2002 to 2004 and he previously served as a management consultant at Diamond Technology Partners where he practiced in the telecommunications and consumer products industries from 1999 to 2002. Prior to Diamond Technology Partners, he served in the United States Navy as a Supply Officer from 1989 to 1997. Mr. Olsen currently serves on the Board of Trustees of Sierra Nevada College and is a Trustee of the Naval Academy Foundation. Mr. Olsen holds a B.S. in Physical Science from the United States Naval Academy and an M.B.A. from the University of Michigan.

Howard D. Polsky, General Counsel and Secretary

Mr. Polsky joined us in June 2004, and serves as General Counsel and Secretary. Mr. Polsky previously held the position of Vice President and General Counsel of Lockheed Martin Global Telecommunications from 2000 to 2002. Prior to its acquisition by Lockheed Martin, Mr. Polsky worked at COMSAT Corporation from 1992 to 2000, initially serving as Vice President and General Counsel of COMSAT’s largest operating division, and subsequently serving on the executive management team as Vice President of Federal Policy and Regulation. From 1983 to 1992, Mr. Polsky was a partner at Wiley, Rein & Fielding, and was an associate at Kirkland & Ellis from 1979 to 1983. Mr. Polsky began his legal career at the Federal Communications Commission. Mr. Polsky received a B.A. in Government from Lehigh University and a J.D. from Indiana University.

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

Maria A. Szalay, Senior Vice President, Product Development

Ms. Szalay joined us in 2001 and serves as Senior Vice President, Product Development. Previously, Ms. Szalay served as Practice Director at Operon Partners, an e-business consulting firm from 1999 to 2001. Prior to Operon Partners, she worked as Manager of Online Solutions at Telecom New Zealand from 1995 to 1999, as a management consultant at KPMG from 1992 to 1995, and as a sales analyst at Shearson Lehman from 1989 to 1991. Ms. Szalay currently serves as a director of the Association of Educational Publishers. Ms. Szalay holds a B.S./B.A. in Finance and German from Virginia Polytechnic Institute & State University and an M.B.A. from American University.

Corporate Governance

The Committees of the Board of Directors

The standing committees of our Board of Directors are the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee.  The Audit Committee consists of Mr. Fink, who serves as the Chairman, and Messrs. Bron and Davis. Our Board of Directors has determined that each of Messrs. Fink, Bron, and Davis qualify as independent directors under the applicable NYSE listing requirements and regulations of the SEC.

The Audit Committee met six times during fiscal year 2010. These meetings typically include at least two separate sessions and separate communications with the Company’s external auditors and Chief Financial Officer, as well as required executive sessions. The Audit Committee and our Board of Directors have adopted a charter, available on our web site at www.K12.com, for the Audit Committee setting forth the structure, powers and responsibilities of the Audit Committee. Pursuant to the charter, the Audit Committee is comprised of at least three members appointed by our Board of Directors, each of whom satisfies the requirements of independence and financial literacy. Our Audit Committee has determined that Messrs. Davis and Fink are audit committee financial experts as that term is defined under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under its charter, the responsibilities of the Audit Committee include:

•	annually reviewing and recommending to our Board of Directors the selection of an independent registered public accounting firm;

•	reviewing and discussing with management significant accounting matters;

•	discussing with our independent registered public accounting firm the conduct of the audit, the adequacy and effectiveness of our accounting, the effectiveness of internal control over financial reporting, and applicable requirements regarding auditor independence;

•	approving the audited financial statements of the Company to be included in our annual report on Form 10-K; and

•	pre-approving all audit and non-audit services and fees associated with our independent registered public accounting firm.

The Compensation Committee.  The Compensation Committee consists of Ms. Swift, who serves as the Chair, Messrs. Tisch and Davis and Ms. Futrell. Our Board of Directors has determined that each of Messrs. Tisch and Davis and Mesdames Futrell and Swift qualify as independent directors within the meaning of the applicable NYSE listing requirements.

The Compensation Committee met six times during fiscal year 2010. Our Board of Directors has adopted a charter, available on our web site at www.K12.com, setting forth the structure, powers and responsibilities of the Compensation Committee. Under its charter, the responsibilities of the Compensation Committee include:

•	reviewing the compensation philosophy of our Company;

•	reviewing and approving corporate goals and objectives relating to the compensation of our Chief Executive Officer and, based upon an evaluation of the achievement of these goals, recommending to the Board of Directors our Chief Executive Officer’s total compensation;

•	reviewing and approving salaries, bonuses and other forms of compensation for our other executive officers, including without limitation stock options, restricted shares, and other forms of equity compensation;

•	considering and adopting changes to our compensation structure as applicable to all non-executive officer employees, including, but not limited to, salaries and benefits;

•	performing such duties and exercising such authority as may be assigned to a committee of the Board of Directors under the terms of our equity incentive and bonus plans; and

•	performing such other duties and exercising such other authority as may be assigned from time to time to the Compensation Committee by our Board of Directors.

The Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Mr. Bron, who serves as the Chairman, and Messrs. Fink and Tisch. Our Board of Directors has determined that each of Messrs. Bron, Fink and Tisch qualify as independent directors within the meaning of the applicable NYSE listing requirements.

The Nominating and Corporate Governance Committee met twice during fiscal year 2010. Our Board of Directors has adopted a charter, available on our web site at www.K12.com, setting forth the structure, powers and responsibilities of the Nominating and Corporate Governance Committee. Under its charter, the Nominating and Corporate Governance Committee has the authority to nominate persons to stand for election to and to fill vacancies on our Board of Directors. The Nominating and Corporate Governance Committee may consider the following criteria, as well as any other factors the Committee deems appropriate, in recommending candidates for election to our Board of Directors: (i) personal and professional integrity, ethics and values; (ii) experience in corporate management, such as serving as an officer or former officer of a publicly held company, and a general understanding of marketing, finance, operations, governance and other elements relevant to the success of a publicly-traded company in today’s business environment; (iii) experience in management and in the Company’s industry; (iv) experience as a board member of another publicly-held company; (v) academic or policy expertise in an area of the Company’s operations; and (vi) practical and mature business judgment, including ability to make independent analytical inquiries. Although the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, it strives to nominate directors with a variety of complementary skills so that, as a group, the Board of Directors will possess the appropriate backgrounds, talent, perspectives, skills and expertise to oversee the Company’s business. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders, provided such recommendations are submitted in writing not later than the close of business on the ninetieth day or earlier than the close of business on the one hundred twentieth day prior to the anniversary of the preceding year’s annual meeting of the stockholders. Such recommendations should include the name and address and other pertinent information about the candidate as is required to be included in the Company’s proxy statement. Recommendations should be submitted to the corporate secretary of the Company. The Nominating and Corporate Governance Committee will consider the same criteria set forth above when evaluating director candidates recommended by stockholders.

Board of Directors Leadership Structure

Currently, our Board of Directors has determined that the roles of the Chairman of the Board of Directors and our Chief Executive Officer should be separate. The decision whether to combine or separate these positions depends on what our Board of Directors deems to be in the long term interest of shareholders in light of prevailing circumstances. Our Board of Directors believes the Company is well-served by this flexible leadership structure and that the combination or separation of these positions should continue to be considered on an ongoing basis.

Risk Management

Our Board of Directors believes full and open communication between it and management is essential for effective risk management and oversight. Members of our Board of Directors discuss strategy and risks facing the Company with our Chief Executive Officer and our senior management at meetings of our Board of Directors or when members of our Board of Directors deem necessary, but at a minimum, at least semi-annually. Because our Chief Executive Officer is a member of our Board of Directors, our Chief Executive Officer attends all Board of Directors meetings and is available to address any questions or concerns raised by our Board of Directors on risk management-related and any other matters. Our Chief Executive Officer is also asked to contribute to the agenda for these meetings, so that each functional division of the Company can identify risk-related topics that may require Board of Directors attention, such as political risk, information security and privacy and systems infrastructure. Each quarter, our Chief Executive Officer presents to our Board of Directors on strategic matters involving our operations and strategic initiatives and also discusses key strategies, challenges, risks, and opportunities for the Company.

Management is responsible for the day-to-day management of risks the Company faces, while our Board of Directors, as a whole and through its committees, is responsible for the oversight of risk management. In fiscal year 2010, our Board of Directors participated in an enterprise risk management assessment which was led by our management with the participation of outside advisors. Based on that review, we identified and prioritized enterprise-wide risks that in the judgment of our Board of Directors require ongoing monitoring and remediation. To meet that objective, our Board of Directors assigned these responsibilities to a management operating committee along with an obligation to make progress reports to the Board of Directors at least semi-annually. Our Board of Directors and management will assess on an ongoing basis whether additional external enterprise risk management assessments are needed for the Company.

In addition, our Board of Directors evaluates risks that may arise as the Company pursues new educational business, both domestically and internationally. In its risk oversight role, the Board of Directors monitors whether the risk management processes that management has designed and implemented are effective both as designed and as executed. While our Board of Directors is ultimately responsible for risk oversight, our three committees assist our Board of Directors in fulfilling these responsibilities in certain areas of risk. Our Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting and internal controls, and discusses with management the Company’s policies with respect to those matters. This includes risk management reports prepared by our internal audit department and provided to our Audit Committee on a quarterly basis. Our Compensation Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. Finally, our Nominating and Corporate Governance Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors, and corporate governance.

Risk Assessment in Compensation Programs

Consistent with SEC disclosure requirements, we have assessed the Company’s compensation programs and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Our management assessed the Company’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. This risk assessment process included a review of our compensation policies and practices; analyses to identify risk and risk control related to such policies and practices; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to Company strategy.

Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond the Company’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the risk management practices of our Company; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees. The Code of Business Conduct and Ethics is available on our website at www.K12.com. We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to or waiver from our Code of Business Conduct and Ethics by posting such information on our website.

Stockholder Communications with the Board of Directors

Stockholders and other interested parties may communicate directly with our Board of Directors, individually or as a group, by sending an email to our General Counsel at OGC@K12.com, or by mailing a letter to K12 Inc., 2300 Corporate Park Drive, Herndon, VA 20171, Attn: General Counsel. Our General Counsel will monitor these communications and will provide summaries of all received communications to our Board of Directors at its regularly scheduled meetings. Where the nature of a communication warrants, our General Counsel may decide to seek the more immediate attention of the appropriate committee of the Board of Directors or a director, or our management or independent advisors and will determine whether any response is necessary.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires directors and executive officers and persons, if any, owning more than 10% of a class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with on a timely basis for fiscal year 2010, except for a Form 4 for Andrew H. Tisch which was filed late on November 11, 2009 and a Form 4 for George B. Hughes which was filed late on April 16, 2010, both due to administrative errors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

The Compensation Committee, composed entirely of independent directors, administers our executive compensation programs. The Compensation Committee’s role as described in its charter is to discharge the Board of Directors’ responsibilities relating to compensation of our executives, including the named executive officers, and to oversee and advise the Board of Directors on the adoption of policies that govern our compensation and benefit programs. Our executive compensation programs are designed to:

•	attract and retain individuals of superior ability and managerial talent;

•	ensure senior executive compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•	provide an incentive to achieve key strategic, financial and operational performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	enhance the executives’ incentives to maximize long-term stockholder value, as well as promote retention of key employees, by providing a portion of total compensation opportunities for senior management in the form of equity awards.

To achieve these objectives, the Compensation Committee has implemented and maintains compensation plans that tie a substantial portion of the executives’ overall compensation to key strategic financial and operational goals such as our annual revenues and earnings. The Compensation Committee also evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size, stage of development, geographic coverage, and that operate in the major education and high-technology industries, taking into account our relative performance and our strategic goals.

Determination of Compensation Awards

The Compensation Committee has the authority to determine and recommend the compensation awards available to our named executive officers. We have historically set base salaries and annual incentive targets based on both individual performance and scope of responsibilities. Base salaries and annual incentive targets for the named executive officers were first set as of the date of hire, and base salaries are generally reviewed annually by the Compensation Committee and adjusted to reflect individual performance and any changes in position within the Company to both reward the executives for superior performance and to further our goals of attracting and retaining managerial talent. To aid the Compensation Committee in making its determination, the Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, excluding himself. Each named executive officer other than our Chief Executive Officer, in turn, participates in ongoing performance updates with the Chief Executive Officer to provide input regarding the named executive officer’s contributions to our success for the period being assessed. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

For fiscal year 2010, like in prior years, our executive compensation package consisted of a fixed base salary and variable cash and equity incentive awards, with a significant portion weighted towards the variable components to ensure that total compensation reflects our overall success or failure and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders. Within our performance-based compensation program, we aim to compensate the named executive officers in a manner that is tax effective for us.

Use of Compensation Consultants

In 2008, the Compensation Committee retained Radford, an Aon Corporation (now Aon Hewitt) company, as an independent compensation consultant. We did not utilize Radford’s services in fiscal year 2010 with regard to the compensation of our named executive officers, though Radford did make recommendations for revising our

Directors Compensation Plan in fiscal year 2010, which changes are discussed in the heading entitled “Director Compensation for Fiscal Year 2010.” During fiscal year 2010, we determined to retain the services of another Aon Corporation consulting company with respect to certain employee benefits administration matters not involving executive compensation services. In connection with this, and to avoid any potential conflicts of interest, in May 2010, the Compensation Committee retained Towers Watson and Co., or Towers Watson, as an independent compensation consultant to assist it with executive compensation matters. In connection with our retaining Towers Watson, as discussed below, during fiscal year 2010, we determined that it was appropriate to expand the group of major education and technology companies that we consider to be our peers for executive compensation related purposes. However, we did not utilize Towers Watson’s consulting services with respect to the compensation packages of our named executive officers in fiscal year 2010 because, other than with regard to Mr. Hawks and Mr. Packard, no material changes were made to the compensation packages of our named executive officers during such fiscal year. Mr. Hawks’ employment agreement was negotiated, and the changes to Mr. Packard’s performance bonus arrangement were determined, each as discussed in more detail below, prior to our retaining Towers Watson. Towers Watson did not perform any non-executive compensation services for us during fiscal year 2010.

Compensation Benchmarking and Peer Group

An important component of setting and structuring compensation for our named executive officers is determining the compensation packages offered by leading education and high-technology companies in order for us to offer competitive compensation within that group of companies. For the fiscal year ended June 30, 2009, or “fiscal year 2009,” we set base salaries and bonus incentive targets for the named executive officers near the median of a peer group of major education and high-technology companies determined with the assistance of Radford, our former compensation consultant. Our peer group for fiscal year 2009 consisted of the following eight publicly-traded companies (the “Former Peer Group”): American Public Education, Inc.; Blackboard Inc.; Blue Nile, Inc.; Capella Education Company; Corporate Executive Board Company; Lincoln Educational Services Corporation; Strayer Education, Inc.; and thinkorswim Group Inc. In fiscal year 2010, in connection with our retaining Towers Watson as our new compensation consultant, we determined, with the assistance of Towers Watson, that it was appropriate to reevaluate and expand our peer group in order to better assess our competitiveness among companies of similar size, industry and technology profiles to us. Our new peer group consists of the companies, other than thinkorswim Group Inc., that comprised our Former Peer Group as well as the following nine additional publicly-traded companies: Blackbaud, Inc., Bridgepoint Education, Inc., Corinthian Colleges, Inc., Deltek, Inc., DeVry Inc., Grand Canyon Education, Inc., Rosetta Stone Inc., Skillsoft Ltd. and Universal Technical Institute, Inc.

Elements of Compensation

Base Salary

Base salaries for our named executive officers are generally established in line with the scope of their responsibilities, taking into account competitive market compensation paid by other companies for like positions, and recognizing cost of living considerations. Base salaries are reviewed at least annually, and are adjusted from time to time according to performance, additional duties, promotions, inflation and market levels. Salaries among the named executive officers also reflect, in part, the terms negotiated for their position at the time of hire and subsequent adjustments determined by the Compensation Committee to account for executive performance, peer group trends, and new responsibilities assigned. Based upon the foregoing considerations, for fiscal year 2010, except with regard to Mr. Hawks, who joined us as our Chief Financial Officer in May 2010, the Compensation Committee determined to maintain the base salaries of our named executive officers at fiscal year 2009 levels, subject to review after the first half of fiscal year 2010. Following such review in March 2010, the Company determined that despite strong financial performance during the first part of the fiscal year, concerns persisted about future operating and financial performance in light of substantial uncertainty with respect to state education budgets caused by the recent economic recession. As a result, to avoid increasing our cost structure, the base salaries of our named executive officers remained at the fiscal year 2009 levels for the duration of fiscal year 2010.

Mr. Hawks’ base salary for fiscal year 2010 was the result of negotiations between Mr. Hawks and the Company. The Compensation Committee determined, with input from our Chief Executive Officer, based upon its judgment, the relative base salaries of our other named executive officers and Mr. Hawks’ experience level, expertise and compensation package in his former position, that Mr. Hawks’ compensation level was necessary and appropriate to attract and retain Mr. Hawks and was also consistent with the Company’s compensation philosophy of linking base salaries with the scope of executives’ responsibilities and their relative levels and areas of responsibility within our organization.

Annual Performance Bonus

We maintain an annual cash bonus program, or the Executive Bonus Plan, which is intended to reward executive officers based on our Company’s overall performance and the individual named executive officer’s contributions to that performance. In determining an annual performance bonus for each named executive officer, the Compensation Committee evaluates performance as measured against certain objective financial performance metrics. The Compensation Committee believes that the performance bonus program provides incentives that are necessary to retain executives and reward them for our short-term performance.

For fiscal year 2010, the amounts payable to our named executive officers, other than Mr. Packard, under our annual cash performance bonus program were determined by the Compensation Committee based upon predetermined annual revenue and operating income metrics. For this purpose, our corporate-level performance goals for revenue and operating income were $382.5 million and $28.5 million, respectively. Among other reasons, the performance goals for fiscal year 2010 were difficult to achieve in the view of the Compensation Committee, as executives were required to achieve strong financial results during a challenging and uncertain economic period for the education industry as certain states reduced student funding levels due to budget shortfalls. We achieved revenue of $384.5 million and operating income of $35.5 million for fiscal year 2010. The performance bonuses paid to our named executive officers for fiscal year 2010 in light of these results are set forth in our Summary Compensation Table below.

For fiscal year 2010, Messrs. Davis’ and Hughes’ and Ms. Stokes’ target bonus was 40% of base salary and Mr. Hawks’ target bonus was 50% of base salary. Bonus targets have historically been negotiated at the time of hire and have typically ranged between 30%-40% of base salary for senior vice president and executive vice president positions and have historically been higher for our Chief Financial Officer. Because we achieved the performance goals for fiscal year 2010, the Compensation Committee determined that Messrs. Davis and Hughes and Ms. Stokes would receive a performance bonus for fiscal year 2010 equal to their target bonus amounts. Mr. Hawks received a prorated portion of his target performance bonus to reflect that he had not been serving as our Chief Financial Officer for the entire fiscal year.

Early in fiscal year 2010, the Compensation Committee, in the exercise of its discretion under the Executive Bonus Plan, determined that it was appropriate in view of the Company’s strategic development to delay the payment of Mr. Packard’s fiscal year 2009 bonus until Mr. Packard’s completion of certain actions by December 31, 2009. These actions required Mr. Packard to recruit and hire one or more company executives, complete and submit organizational and operational plans to manage projected Company growth, and prepare strategies for student enrollment and retention. The initial amount that the Compensation Committee had set aside for Mr. Packard’s 2009 performance bonus was $309,000. The Compensation Committee determined in December 2009 that Mr. Packard had substantially completed each of these actions other than the hiring of one or more additional executive officers, and Mr. Packard received 83% of his target cash bonus amount as his performance bonus for fiscal year 2009. Mr. Packard received less than the full amount initially set aside for his 2009 performance bonus because the hiring objective was not fully satisfied. As this amount represents Mr. Packard’s performance bonus for fiscal year 2009, this payment is included in our Summary Compensation Table as non-equity incentive plan compensation for Mr. Packard for fiscal year 2009.

During fiscal year 2010, the Compensation Committee determined to alter Mr. Packard’s performance bonus structure to better align Mr. Packard’s performance bonus with the Company’s strategic development and performance strategies. For fiscal year 2010, Mr. Packard had a target bonus amount equal to 100% of his base salary and a maximum bonus potential of 112% of his base salary. Mr. Packard’s performance bonus depended upon achievement of predetermined Company performance metrics and other general business objectives in the following weighted amounts: 30% upon achievement of the revenue performance target set forth above, 30% upon achievement of the operating income target set forth above, 20% upon achievement of human capital objectives and 20% upon achievement of operating objectives. Mr. Packard’s human capital objectives for fiscal year 2010 were to: (i) fully staff and develop the executive management team to minimally include the hiring of key senior executives; and (ii) develop performance management objectives for functional and business team leaders and establish compensatory systems to provide feedback to all employees to assess the attainment of performance objectives. With respect to Mr. Packard’s operating objectives, the Compensation Committee established predetermined goals and targets, including expansion into new states, reductions in materials and fulfillment costs, improvements in call center handling rates, and execution of our merger and acquisition strategy.

In September 2010, the Compensation Committee determined to award Mr. Packard an annual bonus for 2010 at approximately 99% of his target bonus amount for the year, which determination was made as follows: (i) Mr. Packard received 100% of the portion of his target bonus that related to our revenue performance target due to our achievement of that target for fiscal year 2010; (ii) Mr. Packard received 120% of the portion of his target bonus that related to our operating income target due to our attaining operating income for fiscal year 2010 at a level substantially in excess of the target; (iii) Mr. Packard received 100% of the portion of his target bonus that related to his operational objectives, which included cost reductions, successful expansion into additional jurisdictions and substantial progress in implementing acquisition initiatives; and (iv) Mr. Packard received 66% of the portion of his target bonus that related to human capital objectives due to his implementation of a new performance feedback system for all employees and partial completion of the executive hiring goal.

Equity Awards

We believe that providing long-term equity awards promotes our goal of aligning executive compensation with the long-term interests of our stockholders in building the value of our Company. Historically, some of our employees, including the named executive officers, were eligible to participate in our Amended and Restated Stock Option Plan and/or received grants of stock options pursuant to stand alone stock option agreements. No stock options have been granted under the Amended and Restated Stock Option Plan or pursuant to stand alone stock option agreements since the date of our initial public offering. Currently, our named executive officers, along with a large portion of our employees, are eligible to participate in our 2007 Equity Incentive Award Plan, or the Equity Incentive Award Plan pursuant to which we grant stock options and restricted stock. Participants in the Equity Incentive Award Plan, including the named executive officers, become eligible for grants based on individual performance, as determined by the Compensation Committee; however, generally the grants to each participant have been determined using a procedure approved by the Compensation Committee based upon several factors, including our financial performance, measured generally on the basis of revenue, EBITDA and, beginning in fiscal year 2010, operating income targets, the value of the grant and the individual recipient’s contributions to our Company. In addition, the Compensation Committee reviews external factors such as market data and equity award policies of comparable companies when determining the grants to participants, including the named executive officers.

The Company has historically made long-term equity awards to named executive officers in the form of stock options with an exercise price that is equal to the fair market value of the underlying stock, which is defined as the closing price for one share of our Common Stock on the NYSE on the date of grant. Stock options granted to our named executive officers other than Mr. Packard generally have a four-year vesting schedule designed to maximize employee retention and conform to market practices. To more closely align Mr. Packard’s equity incentive compensation with our success, we developed a dual vesting schedule with a portion of his option grants subject to time-based vesting and a portion vesting based upon our Company’s achievement of pre-established corporate-level financial performance metrics and jurisdictional expansion targets. For fiscal year 2010, the corporate-level financial targets were the same revenue and operating income targets set forth above with respect to the fiscal year 2010 performance bonuses. The jurisdictional expansion targets consisted of a series of new school and enrollment targets. This dual vesting takes into consideration Mr. Packard’s role as our Chief Executive Officer and steward of achieving our Company’s corporate goals, as well as his role as an individual contributor to business development efforts and revenue generation.

For the same reasons as stated above with respect to the performance metrics relating to annual performance-bonuses for executives, the Compensation Committee believed the achievement of these performance metrics would be difficult for Mr. Packard to achieve in fiscal year 2010. In addition, our revenue and operating income targets are in part dependent upon the ability to serve virtual public schools in more states or the removal of enrollment restrictions in states where we currently operate. Mr. Packard’s performance-based vesting targets relating to jurisdictional and enrollment expansion for fiscal year 2010 were directly dependent upon these factors. Achieving these goals typically requires a major initiative to secure legislation or regulations permitting our form of public education and attracting the forecasted number of students. These efforts include coordinating grass-roots support, converting this support into state-specific legislative proposals, and managing advocacy efforts to ensure the adoption of enabling legislation. This process often takes multiple legislative sessions over several years. The difficulty and uncertainty of this process is a major factor in measuring our Company’s performance.

In fiscal year 2010, the named executive officers received awards of stock options as detailed in the Grants of Plan Based Awards During 2010 table. These awards were made early in fiscal year 2010 and were designed to reward our named executive officers’ performance in fiscal year 2009. As a result of our attainment of our financial performance targets for fiscal year 2009, the Compensation Committee determined to make these option awards in amounts that were consistent with historical equity grants to our named executive officers in prior years.

Early in fiscal year 2010, to further align the interests of our executives, including our named executive officers, with the interests of our stockholders and to provide retention incentives to our named executive officers, the Compensation Committee determined to implement a new equity compensation program involving grants of restricted stock awards to our named executive officers and certain other employees of the Company. On September 14, 2009, we granted restricted stock awards to our named executive officers in the following amounts: Messrs. Hughes and Davis and Ms. Stokes each received 3,056 shares of restricted stock. In addition, the Compensation Committee determined that Mr. Packard would be eligible to receive 15,000 shares of restricted stock, subject to his completing the same goals discussed above with respect to Mr. Packard’s fiscal year 2010 bonus. These restricted shares were granted to Mr. Packard on December 31, 2009 given his substantial completion of these goals. The shares of restricted stock vest over the three-year period and were intended as forward-looking retention compensation and not as compensation for performance in fiscal year 2009. However, the Compensation Committee considered the amount of these restricted stock grants as one factor in determining the size of the annual performance bonuses for fiscal year 2009 and the performance bonuses for fiscal year 2009 also influenced the size of these restricted stock awards. More specifically, due to difficult economic conditions during fiscal year 2009 and the certainty that existed at that time with respect to state education budgets, the Compensation Committee had initially considered not paying performance bonuses for fiscal year 2009, notwithstanding the Company’s strong performance during that period, in light of the Company’s lack of visibility with respect to financial performance in future periods. In order to address employee retention concerns as a result of this situation, the Compensation Committee initially set the amount of each named executive officer’s restricted stock award at approximately an amount equal to his or her target annual bonus amount. Ultimately, when the Compensation Committee determined in early fiscal year 2010 to pay cash performance bonuses for fiscal year 2009 at a maximum amount approximately equal to 65% of each named executive officer’s target bonus amount, the Compensation Committee determined the final amount of each named executive officer’s restricted stock award by reducing the initial proposed restricted stock award amounts by half. The Compensation Committee determined that the size of these restricted stock awards was appropriate to achieve the purpose of encouraging retention among our named executive officers, in light of the ultimate determinations that were made with regard to fiscal year 2009 performance bonus amounts. The Compensation Committee expects that restricted stock awards will continue to be an important feature of our executive compensation program going forward.

In connection with being named Executive Vice President and Chief Financial Officer, and in accordance with the terms of his employment agreement, Mr. Hawks received 100,000 stock options and 25,000 shares of restricted stock. The stock options vest over four years with 25% vesting on the first anniversary of the grant date and 75% vesting in 12 equal quarterly installments thereafter. The restricted stock vests semi-annually over three years with 20% vesting in the first year following the date of grant and 40% vesting in each of the second and third years following the date of grant. As with the other elements of Mr. Hawks’ compensation package, we determined that these awards were necessary and appropriate to attract and retain Mr. Hawks as our Chief Financial Officer. This determination was made by the Compensation Committee based on competitive market data acquired in the search process for a qualified Chief Financial Officer candidate.

Deferred Compensation Plan

In June 2008, we adopted a non-qualified deferred compensation plan, or the Deferred Compensation Plan, for members of our management team, including our named executive officers. Under the Deferred Compensation Plan, our named executive officers are eligible to elect to defer up to 50% of their annual salary and up to 100% of any annual incentive bonus. These amounts may be deferred until retirement. Earnings are credited on deferred amounts based upon a variety of investment options that may be elected by each participant. We believe that the addition of the Deferred Compensation Plan provides our Company an additional means to further its philosophy of attracting and retaining individuals of superior ability. Certain information with respect to amounts deferred by our named executive officers under this plan are set forth below in the Nonqualified Deferred Compensation Table.

Defined Contribution Plan

We maintain a Section 401(k) Savings/Retirement Plan, or the 401(k) Plan, which covers our eligible employees, including our named executive officers. The 401(k) Plan allows participants to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. We currently provide matching contributions equal to $0.25 for each dollar of a participant’s contributions, up to a maximum of 4% of the participant’s annual salary, subject to certain other limits. Our matching contributions are subject to a four-year vesting schedule.

Employee Benefits and Perquisites

We provide our named executive officers with certain personal benefits and perquisites, which we do not consider to be a significant component of executive compensation but recognize are an important factor in attracting and retaining talented executives. Named executive officers are eligible under the same plans as all other employees for medical, dental, vision, disability and life insurance. We also pay for supplemental long-term disability and life insurance premiums for our executive officers. We provide these supplemental benefits to our executive officers due to the relatively low cost of such benefits and the perceived value they provide in assisting us in attracting and retaining talented executives. We may also reimburse certain executives for their relocation expenses from time to time, as we did for Mr. Packard in fiscal year 2009 and reimburse our executives for temporary housing expenses they may incur in connection with their provision of services to us. We provide such reimbursements to our executives because such expenses are typically directly associated with and would not have been incurred but for their commencement or continued provision of services to us. None of our executive officers receives any tax gross ups in connection with our provision of any perquisites or personal benefits. The value of personal benefits and perquisites we provide to each of our named executive officers is set forth below in our Summary Compensation Table.

Employment, Severance and Change in Control Arrangements

We currently have employment agreements in place with each of our named executive officers that provide for severance payments in connection with certain terminations of employment. During fiscal year 2010, Mr. Packard had an employment agreement with us that provided for salary continuation for 450 days following a termination of his employment without cause by us or due to constructive termination. An amended and restated employment agreement with Mr. Packard, as described in more detail below under the heading entitled “Potential Payments Upon Termination or Change in Control” became effective on September 27, 2010. Our other named executive officers have employment agreements with us that provide for employment on an “at will” basis and provide for severance payments ranging from six months to 12 months (plus benefit continuation in certain cases) generally in connection with terminations of employment without cause by us or for good reason by the executive. These agreements were generally negotiated at hire and the potential severance payments were determined considering the executive’s level of experience and perceived marketability and the desired length of any post-employment restrictive covenants. Severance is considered by us and our executives to be an integral part of the overall compensation package. We provide severance to the executives as a means to attract and retain individuals with superior ability and managerial talent. In fiscal year 2010, the Compensation Committee therefore determined that severance arrangements should be extended only at the executive vice president level and above.

While the named executive officers are generally not entitled to receive payments solely as a result of a change in control of the Company, upon certain corporate transactions (including a sale of all or substantially all of the assets, certain mergers or consolidations and certain sales of our outstanding stock) all outstanding options will become fully vested and exercisable under the terms of their respective stock option agreements. In addition, upon the foregoing events, all of Mr. Packard’s outstanding unvested restricted stock will become fully vested as of immediately prior to such event.

We believe that providing the named executive officers with severance payments upon certain terminations of employment, accelerated vesting of stock options upon a change in control, and accelerated vesting of restricted stock awards upon a termination without cause under the terms of their restricted stock award agreements are key retention tools that assist us with remaining competitive with the companies in our peer group, further our goal of attracting and retaining key executives with superior ability and managerial talent and protect our intellectual capital and competitive position. These employment agreements are further described below under the heading entitled “Potential Payments Upon Termination or Change in Control.”

Summary Compensation Table for 2010

The following table provides information regarding the compensation that we paid to our named executive officers for services rendered during fiscal year 2010.

						Nonequity	All
				Stock	Option	Incentive Plan	Other
Name	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Compensation(3)	Total

Ronald J. Packard	2010	$475,000	—	$261,900	$1,446,908	$471,200	$22,796	$2,677,804
Chief Executive Officer	2009	475,000	—	—	1,570,738	309,000	116,382	2,471,120
	2008	425,000	—	—	1,514,914	525,000	7,222	2,472,136
Harry T. Hawks	2010	62,307	—	589,750	1,092,080	32,877	5,600	1,782,614
Executive Vice President and	—	—	—	—	—	—	—	—
Chief Financial Officer	—	—	—	—	—	—	—	—
George B. Hughes, Jr.	2010	300,248	—	53,358	298,425	120,099	27,102	799,232
Executive Vice President of	2009	300,248	—	—	366,505	78,064	4,785	749,602
School Services	2008	253,109	—	—	267,553	109,003	1,261	630,926
Bruce J. Davis	2010	309,000	—	53,358	244,166	123,600	28,865	758,989
Executive Vice President of	2009	309,000	—	—	282,733	80,340	7,842	679,915
Worldwide Business Development	2008	300,000	—	—	—	120,000	6,485	426,485
Celia M. Stokes	2010	300,300	—	53,358	298,425	120,120	6,118	778,321
Executive Vice President and	2009	300,300	—	—	429,335	78,078	5,506	813,219
Chief Marketing Officer	2008	245,000	—	—	226,707	110,000	4,641	586,348
John F. Baule(4)	2010	117,300	—	—	—	—	354,349	471,649
Former Chief Operating Officer and	2009	351,900	—	—	314,148	123,165	5,905	795,118
Chief Financial Officer	2008	340,000	—	—	535,108	238,000	4,860	1,117,968

(1)	These columns represent the aggregate grant date fair value of restricted stock and stock options computed in accordance with FASB ASC Topic 718. For additional information, including information regarding the assumptions used when valuing the stock options, refer to note 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. See the following table entitled “Grants of Plan-Based Awards During 2010” for additional information on restricted stock and stock options granted during fiscal year 2010.

(2)	This column represents cash awards paid to the named executive officers early in fiscal year 2011 for performance with respect to fiscal year 2010.

(3)	The amounts in this column consist of 401(k) matching contributions, additional life insurance, long-term disability premiums and, with respect to Mr. Packard for fiscal year 2009, relocation expenses paid by us. In addition, with respect to Messrs. Hawks, Hughes and Davis, the amounts in this column for fiscal year 2010 include payments for temporary housing, respectively, as follows: $5,600, $20,560 and $20,560. For Mr. Baule, the amount shown includes severance payments and benefits in an amount equal to $351,900 made to Mr. Baule during fiscal year 2010 in connection with his termination of employment, which payments are described in more detail below under “Potential Payments Upon Termination or Change of Control — Employment Agreements.”

(4)	Mr. Baule resigned as Chief Operating Officer and Chief Financial Officer effective October 31, 2009.

Grants of Plan-Based Awards During 2010

The following table provides information regarding grants of plan-based awards to our named executive officers during fiscal year 2010. The awards described in the following table were granted under our Executive Bonus Plan and Equity Incentive Award Plan.

		Estimated
		Possible		All Other	All Other
		Payouts		Stock	Option
		under		Awards:	Awards:		Grant Date
		Nonequity		Number of	Number of	Exercise or	Fair Value
		Incentive Plan		Shares	Securities	Base Price	of Option
		Awards		of	Underlying	of Option	and Stock
		Target	Maximum	Stock(1)	Options(2)	Awards	Awards
Name	Grant Date	($)	($)	(#)	(#)	($/Sh)	($)

Ronald J. Packard	—	475,000	532,000	—	—	—	—
	7/13/09	—	—	15,000			261,900
	7/13/09	—	—	—	176,000	17.46	1,446,908
Harry T. Hawks	—	33,425 (3)	33,425	—	—	—	—
	5/20/10	—	—	25,000	—	—	589,750
	5/20/10	—	—	—	100,000	23.59	1,092,080
George B. Hughes, Jr.	—	120,099	120,099	—	—	—	—
	7/13/09	—	—	3,056	—	—	53,358
	7/13/09	—	—	—	36,300	17.46	298,425
Bruce J. Davis	—	123,600	123,600	—	—	—	—
	7/13/09	—	—	3,056	—	—	53,358
	7/13/09	—	—	—	29,700	17.46	244,166
Celia M. Stokes	—	120,120	120,120	—	—	—	—
	7/13/09	—	—	3,056	—	—	53,358
	7/13/09	—	—		36,300	17.46	298, 425
John F. Baule(4)	—	—	—	—	—	—	—

(1)	Represents restricted stock awards granted to our named executive officers in fiscal year 2010. The shares vest over a period of three years as described in more detail in the footnotes to the table entitled “Outstanding Equity Awards at Fiscal Year End for 2010.”

(2)	Stock options were granted with exercise prices equal to or in excess of the fair market value of a share of our Common Stock subject to such option on the date of grant and are subject to performance vesting schedules, as further described in the footnotes to the following table entitled “Outstanding Equity Awards at Fiscal Year End for 2010.” The stock options with performance vesting schedules do not have minimum or maximum payout amounts.

(3)	Amount represents two months of Mr. Hawks’ prorated bonus target of 50% base salary based on the amount of time he served as our Chief Financial Officer.

(4)	Mr. Baule resigned as Chief Operating Officer and Chief Financial Officer effective October 31, 2009.

Outstanding Equity Awards at Fiscal Year End for 2010

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2010. All such equity awards consist of restricted stock and stock options granted pursuant to our Amended and Restated Stock Option Plan, our Equity Incentive Award Plan or stand-alone award agreements. The section titled “Equity Awards” in this Compensation Discussion and Analysis provides additional information regarding the outstanding equity awards set forth in this table.

	Option Awards					Stock Awards
			Equity Incentive				Market
			Plan Awards:				Value of
	Number of	Number of	Number of			Number of	Shares or
	Securities	Securities	Securities			Shares or	Units of
	Underlying	Underlying	Underlying			Units of	Stock That
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Have Not
	Options	Options	Unearned	Exercise	Expiration	Have Not Vested	Vested
Name	Exercisable	Unexercisable	Options	Price	Date	(#)	($)

Ronald J. Packard(1)	—	176,000	—	$17.46	7/13/17	13,500	$299,430
	65,625	84,375	—	23.45	8/21/16	—	—
	134,447	22,415	—	13.66	7/12/15	—	—
	29,412	—	117,646	13.66	7/12/15	—	—
	52,288	—	26,143	13.66	7/12/15	—	—
	78,431	—	—	13.66	7/12/15	—	—
	117,645	—	—	7.65	12/31/12	—	—
	5,038	—	—	7.65	12/31/12	—	—
	39,215	—	—	7.65	12/31/12	—	—
	39,215	—	—	7.65	12/31/12	—	—
	117,647	—	—	7.65	12/31/12	—	—
	131,470	—	58,824	7.65	12/31/12	—	—
	—	—	294,117	30.60	12/31/10	—	—
Harry T. Hawks(2)	—	100,000	—	23.59	5/5/18	25,000	554,500
George B. Hughes, Jr.(3)	—	36,300	—	17.46	7/13/17	2,751	61,017
	15,312	19,688	—	23.45	8/21/16	—	—
	20,010	24,510	—	13.66	7/03/15	—	—
Bruce J. Davis(4)	—	29,700	—	17.46	7/13/17	2,751	61,017
	11,812	15,188	—	23.45	8/21/16	—	—
	29,656	18,383	—	9.18	2/01/15	—	—
Celia M. Stokes(5)	—	36,300	—	17.46	7/13/17	2,751	61,017
	17,937	23,063	—	23.45	8/21/16	—	—
	9,099	4,136	—	22.82	2/08/16	—	—
	20,220	9,191	—	13.66	7/03/15	—	—
	917	—	—	7.65	4/26/14	—	—
John F. Baule(6)	—	—	—	—	—	—	—

(1)	Mr. Packard’s outstanding unvested options are subject to time-based and performance-based vesting as described above. With respect to time-based vesting option grants, 44,000 options with an exercise price of $17.46 per share vested on July 13, 2010, and 11,000 options with an exercise price of $17.46 per share will vest every three months beginning on October 13, 2010 through July 13, 2013, subject to Mr. Packard’s continued employment through each such date. 37,500 options with an exercise price of $23.45 per share vested on August 21, 2009 and 9,375 options with an exercise price of $23.45 per share will vest every three months beginning on November 21, 2009 through August 21, 2012. 44,816 options with an exercise price of $13.66 per share vested on June 30, 2010 and 22,415 options with an exercise price of $13.66 per share will vest on January 1, 2011, subject to Mr. Packard’s continued employment through each such date. With respect to performance-based vesting of option grants, 26,144 options with an exercise price of $13.66 per share vested on June 30, 2009 resulting from the achievement of the aforementioned revenue and EBITDA targets set by the Board of Directors for fiscal year 2009, and 26,143 options with an exercise price of $13.66 per share vested in fiscal year 2010 based upon our Company’s attaining revenues and EBITDA goals during the preceding fiscal year. 29,412 of 147,058 options with an exercise price of $13.66 per share related to achievement of certain jurisdictional expansion and enrollment targets subsequent to January 1, 2009 vested on September 24, 2009 and an additional 29,412 vested on September 24, 2010 with the achievement of the aforementioned targets during fiscal 2010. The remaining 88,234 options will vest on dates that such achievement of certain jurisdictional expansion and enrollment targets are attained. 88,235 of 147,059 options with an exercise price of $7.65 per share related to EBITDA contributions associated with jurisdictional expansion vested on September 24, 2009, and the remaining 58,824 options vested on September 24, 2010 as such jurisdictional expansion and related EBITDA goals were attained during fiscal 2010. Finally, 294,117 options with an exercise price of $30.60 per share will vest upon the fair market value of a share of our Common Stock equaling $30.60, defined as the average closing price on the 10 most recent trading days immediately prior to such date. Mr. Packard’s outstanding shares of unvested restricted stock vests semi-annually with 20% vesting in the first year and 40% vesting in each of the next two years following the vesting start date of July 13, 2010.

(2)	Mr. Hawks’ outstanding unvested stock options vest over four years with 25% vesting on the first anniversary of the grant date of May 20, 2010 and 75% vesting in 12 equal quarterly installments thereafter. Mr. Hawks’ outstanding shares of unvested restricted stock vests semi-annually with 20% vesting in the first year and 40% vesting in each of the next two years following the vesting start date of May 20, 2011.

(3)	Mr. Hughes’ outstanding unvested options are subject to time-based vesting. 9,075 options with an exercise price of $17.46 per share vested on July 13, 2010 and 2,269 options with an exercise price of $17.46 per share will vest every three months beginning on October 13, 2010 through July 13, 2012, subject to Mr. Hughes’ continued employment though each such date. 8,750 options with an exercise price of $23.45 per share vested on August 21, 2009 and 2,187 options with an exercise price of $23.45 per share will vest every three months beginning on November 21, 2009 through August 21, 2012, subject to Mr. Hughes’s continued employment through each such date. 4,902 options with an exercise price of $13.66 per share will vest every three months beginning on July 3, 2009 through July 3, 2011, subject to Mr. Hughes’s continued employment through each such date. Mr. Hughes’ outstanding shares of unvested restricted stock vests semi-annually with 20% vesting in the first year and 40% vesting in each of the next two years following the vesting start date of July 13, 2010.

(4)	Mr. Davis’ outstanding unvested options are subject to time-based vesting. 7,425 options with an exercise price of $17.46 per share vested on July 13, 2010 and 1,856 options with an exercise price of $17.46 per share will vest every three months beginning on October 13, 2010 through July 13, 2012, subject to Mr. Davis’ continued employment though each such date. 6,750 options with an exercise price of $23.45 per share vested on August 21, 2009 and 1,687 options with an exercise price of $23.45 per share will vest every three months beginning on November 21, 2009 through August 21, 2012, subject to Mr. Davis’ continued employment through each such date. 6,127 options with an exercise price of $9.18 per share will vest every three months beginning on July 8, 2009 through January 8, 2011, subject to Mr. Davis’ continued employment through each such date. Mr. Davis’ outstanding shares of unvested restricted stock vests semi-annually with 20% vesting in the first year and 40% vesting in each of the next two years following the vesting start date of July 13, 2010.

(5)	Ms. Stokes’ outstanding unvested options are subject to time-based vesting. 9,075 options with an exercise price of $17.46 per share vested on July 13, 2010 and 2,269 options with an exercise price of $17.46 per share will vest every three months beginning on October 13, 2010 through July 13, 2012, subject to Ms. Stokes’ continued employment though each such date. 10,250 options with an exercise price of $23.45 per share vested on August 21, 2009 and 2,562 options with an exercise price of $23.45 per share will vest every three months beginning on November 21, 2009 through August 21, 2012, subject to Ms. Stokes’ continued employment through each such date. 827 options with an exercise price of $22.82 per share will vest every three months beginning on July 3, 2009 through July 3, 2011, subject to Ms. Stokes’ continued employment through each such date. 1,838 options with an exercise price of $13.66 per share will vest every three months beginning on July 3, 2009 through July 3, 2011, subject to Ms. Stokes’ continued employment through each such date. 1,225 options with an exercise price of $7.65 per share will vest every three months beginning on September 21, 2009 through March 21, 2010, subject to Ms. Stokes’ continued employment through each such date. 1,226 options with an exercise price of $7.65 per share will vest every three months beginning on September 21, 2009 through March 21, 2010, subject to Ms. Stokes’ continued employment through each such date. Mr. Stokes’ outstanding shares of unvested restricted stock vests semi-annually with 20% vesting in the first year and 40% vesting in each of the next two years following the vesting start date of July 13, 2010.

(6)	Mr. Baule resigned as Chief Operating Officer and Chief Financial Officer effective October 31, 2009.

Option Exercises and Stock Vested

The following Option Exercises and Stock Vested table provides additional information about the value realized by the named executive officers on option award exercises and the vesting of restricted stock awards during the year ended June 30, 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
	(#)	($)	(#)	(#)

Ronald J. Packard	270,353	$3,534,173	1,500	$30,540
Harry T. Hawks	—	—	—	—
George B. Hughes, Jr.	20,011	187,565	305	6,210
Bruce J. Davis	50,000	724,302	305	6,210
Celia M. Stokes	21,000	279,890	305	6,210
John F. Baule	212,062	1,862,904	—	—

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to amounts deferred by the named executive officers under our non-qualified deferred compensation plan, which is discussed in more detail above.

Aggregate
	Executive	Company	Earnings	Aggregate	Aggregate
	Contributions in	Contributions in	in Last	Withdrawals/	Balance
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Distributions	at Last FYE
Name	($)(1)	($)(2)	($)	($)	($)

Ronald J. Packard	49,376	—	6,834	—	104,475
Harry T. Hawks	—	—	—	—	—
George B. Hughes, Jr.	—	—	—	—	—
Bruce J. Davis	—	—	—	—	—
Celia M. Stokes	—	—	—	—	—
John F. Baule	—	—	—	—	—

(1)	The entire amount reported in this column is included within the amount reported in the “Salary” column of the Summary Compensation Table for 2010.

(2)	We do not make contributions to our non-qualified deferred compensation plan for the benefit of our named executive officers.

Potential Payments Upon Termination or Change in Control

The Company has employment agreements with each of our named executive officers that provide for severance payments and, in some cases, other benefits upon certain terminations of employment.

Employment Agreements

Effective as of September 27, 2010, we entered into an amended and restated employment agreement for Mr. Packard. This amended and restated agreement extended the term of Mr. Packard’s employment until September 30, 2014 (subject to the possibility of annual extensions thereafter), and provides for (i) an initial annual base salary of $575,000 subject to annual review, (ii) an annual cash bonus to be awarded by the Board of Directors in its discretion with a target amount of 100% of his base salary but not to exceed 200% of his base salary, (iii) a grant of 145,530 shares of restricted stock, half of which immediately vested upon grant and half of which will vest in 12 equal quarterly installments commencing on September 30, 2011, subject to Mr. Packard’s continued employment with us on each applicable vesting date, (iv) the opportunity, based on achievement of certain performance goals to be established by the Compensation Committee, to receive additional grants of restricted stock subject to time-based vesting conditions in subsequent years, (v) full vesting of all outstanding stock options and restricted stock upon a change in control of the Company, and (vi) severance upon a termination of Mr. Packard’s employment without cause by us or due to “constructive termination” (generally, a material reduction in Mr. Packard’s duties, responsibilities or title) in an amount equal to three times Mr. Packard’s base salary, 50% of which would be payable in a lump sum and 50% of which would be payable in installments over an 18-month period, and the extension of the exercise date for Mr. Packard’s outstanding vested stock options until the earlier of 180 days following such termination or the expiration of the option term (subject to earlier termination in the event of a change in control). As under Mr. Packard’s prior employment agreement, upon termination of Mr. Packard’s employment due to his death, his estate will receive salary continuation payments for 180 days following his death and a portion of his annual performance bonus based upon the date on which such termination occurs. The amended and restated agreement also provides that Mr. Packard is subject to restrictive covenants during the term of the agreement and for certain periods following termination of employment, including confidentiality restrictive covenants during the term and for three years following termination, intellectual property restrictive covenants during the term, and nonsolicitation and noncompetition restrictive covenants while Mr. Packard is employed by us and during the 18-month period thereafter.

Mr. Hawks’ employment agreement, effective as of May 5, 2010, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Hawks’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days after written notice from Mr. Hawks), or by us without “cause,” Mr. Hawks is entitled to 12 months of salary continuation, payable at the same time and in the same manner as such salary had been paid prior to termination. The agreement also provides that Mr. Hawks will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration.

Mr. Hughes’ employment agreement, effective as of July 9, 2007, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Hughes’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days after written notice from Mr. Hughes or a reduction in base salary), or by us without “cause,” Mr. Hughes is entitled to 180 days of salary continuation, payable at the same time and in the same manner as such salary had been paid prior to termination. The agreement also provides that Mr. Hughes will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration.

Mr. Davis’ employment agreement, effective as of January 3, 2007, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Davis’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days, a reduction in base salary, a diminution or adverse change to title or the person to whom Mr. Davis reports prior to a change in control of the Company, a material diminution in authority, responsibilities or duties, a relocation of place of employment more than 25 miles from our headquarters, a material reduction in Mr. Davis’ compensation, assignment of a materially different title and responsibilities effectively demoting Mr. Davis, or if the employment agreement is not assumed by the successor within 90 days following a change in control of the Company), or by us without cause, Mr. Davis is entitled to 365 days of salary continuation. The agreement also provides that Mr. Davis will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration.

Ms. Stokes’ employment agreement, effective as of March 20, 2006, provides for her employment with us on an “at-will” basis. Upon a termination of Ms. Stokes’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 30 days), or by us without cause, Ms. Stokes is entitled to 180 days of salary continuation. The agreement also provides that Ms. Stokes will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration.

Effective October 31, 2009, Mr. Baule resigned as our Chief Operating Officer and Chief Financial Officer. In connection with his resignation and termination of service and in accordance with the terms of his employment agreement, Mr. Baule became entitled to severance payments in the amount of $351,900 which was the equivalent of one year of Mr. Baule’s annual salary at the time of his departure.

Change in Control Arrangements

The stock option agreements for outstanding stock options generally provide for accelerated and full vesting of unvested stock options upon certain corporate events. These events include a sale of all or substantially all of our assets, a merger or consolidation which results in the Company’s stockholders immediately prior to the transaction owning less than 50% of our voting stock immediately after the transaction, and a sale of our outstanding securities (other than in connection with an initial public offering) which results in our stockholders immediately prior to the transaction owning less than 50% of our voting stock immediately after the transaction. In addition, upon the foregoing events, Mr. Packard’s outstanding shares of unvested restricted stock will become fully vested as of immediately prior to such event. Other than the foregoing, none of the named executive officers is entitled to any additional payments upon a change in control of the Company.

Potential Value of Termination and Change in Control Benefits

The following table provides the dollar value of potential payments and benefits that each named executive officer would be entitled to receive upon certain terminations of employment and upon a change in control of the Company, assuming that the termination or change in control occurred on June 30, 2010, and the price per share of our Common Stock subject to the stock options equaled $22.18, the value of one share of our Common Stock on June 30, 2010, and, in the case of Mr. Packard, assuming his amended and restated employment agreement was in effect on June 30, 2010. For a discussion of our analysis of the fair market value of our Common Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Accounting for Stock-based Compensation” of our Annual Report on Form 10-K for the year ended June 30, 2010.

Name	Payment	Death	Without Cause	Good Reason	Change in Control	Disability

Ronald J. Packard	Salary continuation	$283,562	$1,725,000	$1,725,000	—	—
	Target bonus payment	—	—	—	—	$575,000	(1)
	Option vesting	3,101,491	3,101,491	3,101,491	$3,101,491	3,101,491
	Restricted stock vesting	1,913,358	1,913,358	1,913,358	1,913,358	1,913,358
Harry T. Hawks	Salary continuation	—	400,000	400,000	—	—
	Option vesting	—	—	—	—	—
	Restricted stock vesting	554,500	554,500	—	—	554,500
George B. Hughes, Jr.	Salary continuation	—	148,067	148,067	—	—
	Option vesting	—	—	—	489,966	—
	Restricted stock vesting	67,782	67,782	—	—	67,782
Bruce J. Davis	Salary continuation	—	309,000	309,000	—	—
	Option vesting	—	—	—	379,163	—
	Restricted stock vesting	67,782	67,782	—	—	67,782
Celia M. Stokes	Salary continuation	—	148,093	148,093	—	—
	Option vesting	—	—	—	249,643	—
	Restricted stock vesting	67,782	67,782	—	—	67,782

(1)	Represents 100% of the pro-rata disability payment on the last day of the fiscal year.

Director Compensation for Fiscal Year 2010

Our Directors Compensation Plan provides for an annual cash retainer, fees for attending Board of Directors and committee meetings and restricted stock awards. In February 2010, based upon an evaluation of the compensation paid to our directors and upon the recommendation of Radford, an Aon Corporation (now Aon Hewitt) company, our then-current compensation consultant, to allow the Company to continue to attract and retain the highest quality directors, which is essential to the growth and success of the Company, the Directors Compensation Plan was amended to provide for an annual cash retainer of $60,000 for the Chairman of the Board of Directors and the Chairman of the Audit Committee, and an annual cash retainer of $40,000 for all other non-employee directors. The Directors Compensation Plan was also amended to eliminate annual stock option grants and to provide for an annual restricted stock award equal to $60,000 of our Common Stock that vests in equal installments on an annual basis over a period of three years. Mr. Packard, our Chief Executive Officer, who is also a director, receives no additional compensation for his service on our Board of Directors. The Directors Compensation Plan was also amended to set the Board of Directors meeting fees at $2,500 for the Chairman of the Board of Directors and for the Chair of each of its three committees. Each non-employee director received $1,500 for each committee meeting attended, with the exception of the Chairman of the Board of Directors and the Chairman of the Audit Committee, who received $2,500 per committee meeting, and $1,500 per meeting for the other Board members.

	Fees Earned or
Name	Paid in Cash ($)	Stock Awards(1)	Option Awards(1)	Total

Andrew H. Tisch(2)	$82,000	$58,114	—	$140,114
Craig R. Barrett	—	—	—	—
Guillermo Bron(3)	50,500	58,114	—	108,614
Nathaniel A. Davis(4)	50,313	58,114	$20,553	128,979
Steven B. Fink(5)	80,000	58,114	—	138,114
Mary H. Futrell(6)	55,000	58,114	—	113,114
Jane M. Swift(7)	58,000	58,114	—	115,114
Thomas J. Wilford(8)	49,000	58,114	—	107,114

(1)	These columns represent the aggregate grant date fair values of stock awards and stock options computed in accordance with FASB ASC Topic 718. For additional information, including information regarding the assumptions used when valuing the stock options, refer to note 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010.

(2)	For fiscal year 2010, Mr. Tisch received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Mr. Tisch held 3,041 unvested restricted shares and options to purchase 66,014 shares of Common Stock, consisting of 10,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; 9,803 granted on May 17, 2007; 9,803 granted on April 27, 2006; 9,803 granted on March 24, 2005; 9,803 granted on March 31, 2004; and 9,803 granted on February 10, 2003.

(3)	For fiscal year 2010, Mr. Bron received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Mr. Bron held 3,041 unvested restricted shares and options to purchase 16,450 shares of Common Stock consisting of 7,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; and 2,450 on July 3, 2007.

(4)	For fiscal year 2010, Mr. Davis received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Mr. Davis held 3,041 unvested restricted shares and options to purchase 2,500 shares of Common Stock granted on July 13, 2009.

(5)	For fiscal year 2010, Mr. Fink received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Mr. Fink held 3,041 unvested restricted shares and options to purchase 54,326 shares of Common Stock, consisting of 7,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; 9,803 granted on May 17, 2007; 9,803 granted on April 27, 2006; 9,803 granted on March 24, 2005; 9,803 granted on March 31, 2004; 188 granted on December 18, 2003; and 926 granted on October 24, 2003.

(6)	For fiscal year 2010, Dr. Futrell received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Dr. Futrell held 3,041 unvested restricted shares and options to purchase 11,838 shares of Common Stock, consisting of 5,000 granted on May 7, 2009; 5,000 granted on February 8, 2008; and 1,838 granted on August 15, 2007.

(7)	For fiscal year 2010, Ms. Swift received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Ms. Swift held 3,041 unvested restricted shares and options to purchase 10,000 shares of Common Stock, consisting of 5,000 granted on May 7, 2009 and 5,000 granted on August 21, 2008.

(8)	For fiscal year 2010, Mr. Wilford received an award of 3,041 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2010, Mr. Wilford held 3,041 unvested restricted shares and options to purchase 4,683 shares of Common Stock.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2010, there were no interlocking relationships existing between members of our Board of Directors and our Compensation Committee and members of the Board of Directors or the compensation committee of any other company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on its review and discussion with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2010 proxy statement and incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. This report is provided by the following independent directors, who comprise the Compensation Committee:

Jane M. Swift (Chair)
Nathaniel A. Davis
Mary H. Futrell
Andrew H. Tisch

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table sets forth, as of November 3, 2010, certain information with respect to the beneficial ownership of Common Stock, plus any shares of Series A Special Stock of the Company, par value $0.0001 per share (the “Series A Special Stock”), by each beneficial owner of more than 5% of the Company’s voting securities (based solely on review of filings with the SEC), each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of November 3, 2010, there were 31,006,061 shares of the Company’s Common Stock outstanding.

The Company plans to submit for approval by the holders of a majority of the outstanding shares of Common Stock a proposal that, if approved at the Special Meeting to be held on a date to be determined, would make the Series A Special Stock convertible into shares of Common Stock (the “Series A Shareholder Approval”) upon conditions set forth in the Company’s Certificate of Designations, Preferences and Relative and Other Special Rights for the Series A Special Stock. The Series A Special Stock is non-voting, and because it is not convertible into shares of Common Stock on the Record Date for the Annual Meeting, the holders of the Series A Special Stock will not be voting on any matters to be presented at the Annual Meeting to which this Proxy Statement relates.

Unless otherwise noted, the address for each director and executive officer is c/o K12 Inc., 2300 Corporate Park Drive, Herndon, VA 20171.

	Shares Beneficially
	Owned		Shares Beneficially Owned
	Before the Series A		Following the Series A
	Shareholder Approval(1)		Shareholder Approval(1)
Name of Beneficial Owner	Number	Percent	Number	Percent

Named Executive Officers
Ronald J. Packard(2)	1,277,808	4.01%	1,277,808	3.69%
Harry T. Hawks(3)	26,000	*	26,000	*
Bruce J. Davis(4)	81,176	*	81,176	*
George B. Hughes, Jr.(5)	65,106	*	65,106	*
Celia M. Stokes(6)	85,945	*	85,945	*
Directors
Andrew H. Tisch(7)	378,609	1.22%	378,609	1.12%
Craig R. Barrett(8)	533	*	533	*
Guillermo Bron(9)	98,631	*	98,631	*
Nathaniel A. Davis(10)	3,822	*	3,822	*
Steven B. Fink(11)	101,079	*	101,079	*
Mary H. Futrell(12)	10,784	*	10,784	*
Jane M. Swift(13)	8,353	*	8,353	*
All Directors and Executive Officers as a Group (12 persons)(14)	2,137,846	6.64%	2,137,846	6.12%
Beneficial Owners of 5% or More of Our Outstanding Common Stock
Learning Group LLC(15)	5,256,527	16.95%	8,006,527	23.72%
William Blair & Co.(16)	2,194,483	7.08%	2,194,483	6.50%
T. Rowe Price(17)	2,119,430	6.84%	2,119,430	6.28%

*	Denotes less than 1%.

(1)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by the stockholder. The number of shares beneficially owned by a person includes shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of November 3, 2010 and not subject to repurchase as of that date. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person. For the purposes of this table, the number of shares of Common Stock outstanding as of November 3, 2010 is deemed to be 31,006,061 before the Series A Shareholder Approval and would be 33,756,061 after the Series A Shareholder Approval assuming that all of the outstanding Series A Special Stock would have been converted to Common Stock on such date.

(2)	Includes 397,831 shares of Common Stock and options for 879,977 shares of Common Stock. These totals include both shares and options held individually and in the 2006 Packard Investment Partnership, L.P.

(3)	Includes 26,000 shares of Common Stock.

(4)	Includes 14,797 shares of Common Stock and options for 66,379 shares of Common Stock.

(5)	Includes 14,835 shares of Common Stock and options for 50,271 shares of Common Stock.

(6)	Includes 14,797 shares of Common Stock and options for 71,148 shares of Common Stock.

(7)	Includes 3,041 shares of Common Stock and options for 59,264 shares of Common Stock held individually. Also includes 244,882 shares of Common Stock held by Andrew H. Tisch 1991 Trust #2, 35,711 shares of Common Stock held by KAL Family Partnership and 35,711 shares of Common Stock held by KSC Family Partnership. Mr. Tisch has voting and investment control with respect to the shares held by these entities. The address of these stockholders is c/o Loews Corporation, 667 Madison Avenue, 7th Floor, New York, NY 10021.

(8)	Includes 533 shares of Common Stock. The address for Dr. Barrett is 5000 West Chandler Boulevard, Mailstop CH7-300, Chandler, AZ 85226.

(9)	Includes 3,041 shares of Common Stock and options for 10,740 shares of Common Stock held individually. Also includes 84,850 shares of Common Stock held by The Bron Trust, dated July 27, 1998. Mr. Bron is not the trustee of The Bron Trust, however, he is the beneficiary of The Bron Trust and, therefore, is deemed to beneficially own such shares. Mr. Bron disclaims beneficial ownership of the shares held by The Bron Trust except to the extent of his pecuniary interest, if any, therein. The address for Mr. Bron is 1901 Avenue of the Stars #1551, Los Angeles, CA 90067.

(10)	Includes 3,041 shares of Common Stock and options for 781 shares of Common Stock. The address for Mr. Davis is 2300 Corporate Park Drive, Herndon, VA 20171.

(11)	Includes 52,003 shares of Common Stock and options for 49,076 shares of Common Stock. The address for Mr. Davis is 2300 Corporate Park Drive, Herndon, VA 20171.

(12)	Includes 3,041 shares of Common Stock and options for 7,743 shares of Common Stock. The address for Dr. Futrell is 2134 G Street N.W., Washington, D.C. 20052.

(13)	Includes 3,041 shares of Common Stock and options for 5,312 shares of Common Stock. The address for Ms. Swift is 580 Henderson Road, Williamstown, MA 01267.

(14)	Includes 936,705 shares of Common Stock and options for 1,200,691 shares of Common Stock.

(15)	The aggregate beneficial ownership amount is presented for these purposes on the basis of the maximum number of shares beneficially owned by all of the members of the filing group. Includes 4,665,083 shares of Common Stock held by Learning Group LLC, 399,171 shares of Common Stock held by Learning Group Partners, 83,874 shares of Common Stock held by Cornerstone Financial Group LLC, 82,503 shares of Common Stock held by Knowledge Industries LLC, 4,374 shares of Common Stock held by Knowledge Universe Learning Group LLC, 1,522 shares of Common Stock held by Hampstead Associates, LLC and 20,000 shares held directly by Lowell J. Milken. Knowledge Universe Learning Group LLC may be deemed to be a controlling person of Learning Group LLC and in such capacity may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by Learning Group LLC. Ridgeview Associates, LLC is the manager and a member of Hampstead Associates, LLC and in such capacity may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by Hampstead Associates, LLC. From and after the Series A Shareholder Approval, includes 2,750,000 shares of Series A Special Stock, which at that time would be convertible into 2,750,000 shares of Common Stock. Each of the entities named in this footnote may be deemed to be controlled by Michael R. Milken and/or Lowell J. Milken and as such, Michael R. Milken and/or Lowell J. Milken may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by these entities. The above information is based on publicly available filings with the SEC, including the Schedule 13G/A filed on February 12, 2010. The address for Messrs. M. Milken, L. Milken, Learning Group LLC, Learning Group Partners, Cornerstone Financial Group LLC, Knowledge Industries LLC, Knowledge Universe Learning Group LLC, Hampstead Associates, LLC, and Ridgeview Associates, LLC is 1250 Fourth Street, Santa Monica, CA 90401.

(16)	Based solely on publicly available filings with the SEC, including the Schedule 13G/A filed on February 3, 2010. The address for William Blair & Co. is 100 East Pratt Street, Baltimore, MD 21202.

(17)	Based solely on publicly available filings with the SEC, including the Schedule 13G/A filed on February 12, 2010. The address for T. Rowe Price is 222 West Adams Street, 34th Floor, Chicago, IL 60606.

Equity Compensation Plan Information

Plan Benefits Table

The table below shows, as to our named executive officers and the various indicated groups, the number of shares of our Common Stock subject to outstanding awards granted under the Equity Incentive Award Plan that are outstanding as of September 30, 2010. All future awards under the Equity Incentive Award Plan will be subject to the discretion of the Compensation Committee, except that (i) in accordance with the terms of our Director Compensation Plan, each of our non-employee directors receives an automatic annual grant of shares of restricted stock having a fair market value as of the date of grant equal to $60,000 and (ii) in accordance with the terms of his employment agreement, Mr. Packard will be eligible to receive an annual award of restricted stock as soon as practicable following the completion of each of the Company’s fiscal years 2011, 2012 and 2013. The number of shares subject to each such annual restricted stock award for Mr. Packard will have a fair market value equal to between $0 and $1,250,000 as of the date of grant of each such award, with the actual amount of the award determined based upon our attainment of one or more pre-established, objective performance goals.

		Number of
		Shares Subject
		to Unvested
		Restricted
	Number of Shares Subject to	Stock
	Stock Option Awards(1)	Awards(2)
Name and Position	(#)	(#)

Ronald J. Packard	881,187	37,000
Chief Executive Officer
Harry T. Hawks	—	25,000
Executive Vice President and Chief Financial Officer
George B. Hughes, Jr.	51,669	14,445
Executive Vice President of School Services
Bruce J. Davis	64,692	14,445
Executive Vice President of Worldwide Business Development
Celia M. Stokes	65,586	14,445
Executive Vice President and Chief Marketing Officer
John F. Baule(3)	—	—
Former Chief Operating Officer and Chief Financial Officer
All current executive officers as a group	1,063,134	105,335
All employees who are not executive officers	2,568,316	393,672
All non-employee directors as a group	128,130	21,820

(1)	As of September 30 2010, 3,759,580 shares of our Common Stock are subject to outstanding options granted under our Equity Incentive Award Plan. The weighted average exercise price of these options is $17.10, and the weighted average remaining contractual life of these options is 4.9 years.

(2)	As of September 30, 2010, there are 520,827 unvested restricted shares of our Common Stock outstanding under the Equity Incentive Award Plan. The weighted average period over which these restricted shares are expected to vest is 3.0 years.

(3)	Mr. Baule resigned as Chief Financial Officer and Chief Operating Officer effective October 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During fiscal year 2010, there were no transactions to which we were a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this Proxy Statement entitled “Compensation Discussion and Analysis.”

Policies and Procedures for Related-Party Transactions

We recognize that related-party transactions present a heightened risk of conflicts of interest and have adopted a policy to which all related-party transactions shall be subject. Pursuant to the policy, the Audit Committee of our Board of Directors, or in the case of a transaction in which the aggregate amount is, or is expected to be, in excess of $250,000, the Board of Directors, will review the relevant facts and circumstances of all related-party transactions, including, but not limited to (i) whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, and (ii) the extent of the related party’s interest in the transaction. Pursuant to the policy, no director, including the Chairman of the Audit Committee may participate in any approval of a related-party transaction to which he or she is a related party. The Board of Directors or Audit Committee, as applicable, will then, in its sole discretion, either approve or disapprove the transaction.

Certain types of transactions, which would otherwise require individual review, have been pre-approved by the Audit Committee. These types of transactions include, for example, (i) compensation to an officer or director where such compensation is required to be disclosed in our proxy statement, (ii) transactions where the interest of the related party arises only by way of a directorship or minority stake in another organization that is a party to the transaction and (iii) transactions involving competitive bids or fixed rates. Additionally, pursuant to the terms of our related-party transaction policy, all related-party transactions are required to be disclosed in our applicable filings as required by the Securities Act of 1933 and the Exchange Act and related rules. Furthermore, any material related-party transactions are required to be disclosed to the full Board of Directors. In connection with becoming a public company, we established internal policies relating to disclosure controls and procedures, which include policies relating to the reporting of related-party transactions that must be pre-approved under our related-party transactions policy.

Director Independence

Our Board of Directors has determined that each of our directors, with the exception of Mr. Packard, is “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE, and the regulations of the U.S. Securities and Exchange Commission, or SEC. Mr. Packard is not independent because he is one of our executive officers. If the nominees for the Board of Directors are duly elected at the Annual Meeting, then each of our directors other than Mr. Packard will serve as an independent director as the term is defined in applicable rules of the NYSE and regulations of the SEC. Our Board of Directors has a non-executive chairman, Mr. Tisch, who presides over the executive sessions of the non-management directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees and expenses billed to us by BDO USA for fiscal years 2009 and 2010:

	2009	2010

Audit Fees	$909,000	$865,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$909,000	$865,000

Audit Fees

Audit Fees are for professional services for the Company’s annual audit, including the audit of internal control over financial reporting for fiscal years 2009 and 2010, reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors in that, under the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All of the services provided to the Company by BDO USA during fiscal years 2009 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

An index to exhibits has been filed as part of this Amendment No. 1 and is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.
By:	/s/ Ronald J. Packard
Ronald J. Packard
Chief Executive Officer

     Date: November 24, 2010

S-1

INDEX TO EXHIBITS

Item	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

E-1