Form 10-Q
period 2010-12-31
K12 INC
filed 2011-02-09
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

As of February 4, 2010, the Registrant had 31,296,158 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(In thousands,
	except share data)

ASSETS
Current assets
Cash and cash equivalents	$35,157	$81,751
Restricted cash and cash equivalents	1,500	3,343
Accounts receivable, net of allowance of $2,552 and $1,363 at December 31, 2010 and June 30, 2010, respectively	142,486	71,184
Inventories, net	16,906	26,193
Current portion of deferred tax asset	4,678	4,672
Prepaid expenses	9,617	8,849
Other current assets	16,105	7,286

Total current assets	226,449	203,278
Property and equipment, net	42,573	24,260
Capitalized software development costs, net	23,910	16,453
Capitalized curriculum development costs, net	50,642	39,860
Deferred tax asset, net of current portion	—	5,912
Intangible assets	40,005	14,081
Goodwill	53,531	1,825
Deposits and other assets	14,411	2,213

Total assets	$451,521	$307,882

LIABILITIES, SERIES A SPECIAL STOCK, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$14,825	$12,691
Accrued liabilities	13,716	8,840
Accrued compensation and benefits	7,238	10,563
Deferred revenue	32,682	9,593
Current portion of capital lease obligations	13,736	10,996
Current portion of notes payable	974	1,251

Total current liabilities	83,171	53,934
Deferred rent, net of current portion	3,813	1,782
Line of credit	15,000	—
Capital lease obligations, net of current portion	11,745	7,710
Notes payable, net of current portion	—	655
Deferred tax liability	9,596	—
Other long term liabilities	3,219	435

Total liabilities	126,544	64,516

Commitments and contingencies
Series A Special Stock	63,112	—
Redeemable noncontrolling interest	20,800	17,374
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 31,121,551 and 30,441,412 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	3	3
Additional paid-in capital	366,442	361,344
Accumulated other comprehensive income	38	—
Accumulated deficit	(129,459)	(139,496)

Total K12 Inc. stockholders’ equity	237,024	221,851
Noncontrolling interest	4,041	4,141

Total equity	241,065	225,992

Total liabilities, Series A special stock, redeemable noncontrolling interest and equity	$451,521	$307,882

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2010		December 31, 2010
	2010	2009	2010	2009
	(In thousands, except share and per share data)

Revenues	$129,002	$93,197	$263,873	$199,522

Cost and expenses
Instructional costs and services	76,195	51,589	151,277	109,682
Selling, administrative, and other operating expenses	35,177	24,899	85,675	58,226
Product development expenses	3,435	2,415	7,346	4,653

Total costs and expenses	114,807	78,903	244,298	172,561

Income from operations	14,195	14,294	19,575	26,961
Interest expense, net	(366)	(324)	(663)	(681)

Income before income tax expense and noncontrolling interest	13,829	13,970	18,912	26,280
Income tax expense	(6,119)	(4,381)	(9,050)	(9,749)

Net income	7,710	9,589	9,862	16,531
Add net loss attributable to noncontrolling interest	129	49	175	190

Net income — K12 Inc.	$7,839	$9,638	$10,037	$16,721

Net income attributable to common stockholders per share (see Note 3):
Basic	$0.24	$0.33	$0.30	$0.57

Diluted	$0.23	$0.32	$0.30	$0.56

Weighted average shares used in computing per share amounts:
Basic	30,565,683	29,648,674	30,454,724	29,512,635

Diluted	31,128,286	29,974,642	31,094,840	29,875,966

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	K12 Inc Stockholders						Total
			Additional	Accumulated			Stockholders’
	Common Stock		Paid-in	Other	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Interest	(Deficit)

Balances at June 30, 2010	30,441,412	$3	$361,344	$—	$(139,496)	$4,141	$225,992

Net income/(loss)(1)	—	—	—	—	10,037	(100)	9,937
Foreign currency translation adjustments	—	—	—	38	—	—	38

Comprehensive Income	—	—	—	—	—	—	9,975
Stock based compensation expense	—	—	5,399	—	—	—	5,399
Exercise of stock options	308,286	—	2,911	—	—	—	2,911
Excess tax benefit from stock based compensation	—	—	1,308	—	—	—	1,308
Issuance of restricted stock awards	426,863	—	—	—	—	—	—
Forfeitures of restricted stock awards	(18,416)	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(3,500)	—	—	—	(3,500)
Purchase and retirement of restricted stock for tax withholding	(36,594)	—	(1,020)	—	—	—	(1,020)

Balances at December 31, 2010	31,121,551	$3	$366,442	$38	$(129,459)	$4,041	$241,065

(1)	Net income/(loss) attributable to noncontrolling interests excludes ($0.1) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the condensed consolidated balance sheet at December 31, 2010.

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2010	2009
	(In thousands)

Cash flows from operating activities
Net income	$9,862	$16,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,512	12,313
Stock based compensation expense	5,399	3,478
Excess tax benefit from stock-based compensation	(1,308)	(2,194)
Deferred income taxes	8,027	9,243
Provision for doubtful accounts	282	178
Provision for inventory obsolescence	737	366
Provision for (reduction of) student computer shrinkage and obsolescence	19	(244)
Changes in assets and liabilities:
Restricted cash	1,843	—
Accounts receivable	(61,629)	(47,741)
Inventories	9,349	9,696
Prepaid expenses	2,971	1,330
Other current assets	(3,001)	(2,913)
Deposits and other assets	(20)	(33)
Accounts payable	(3,127)	(2,631)
Accrued liabilities	2,764	(1,068)
Accrued compensation and benefits	(5,766)	(3,167)
Deferred revenue	18,845	16,211
Deferred rent	2,308	465

Net cash provided by operating activities	7,067	9,820

Cash flows from investing activities
Purchase of property and equipment	(9,021)	(596)
Capitalized software development costs	(4,276)	(4,518)
Capitalized curriculum development costs	(6,961)	(6,372)
Purchase of AEC, net of cash acquired of $3,841	(24,542)	—
Cash advanced for AEC performance escrow	(6,825)	—
Cash paid for investment in Web	(10,000)	—
Cash paid for other investment	(2,040)	—

Net cash used in investing activities	(63,665)	(11,486)

Cash flows from financing activities
Repayments on capital lease obligations	(7,303)	(6,245)
Repayments on notes payable	(930)	(692)
Borrowings from line of credit	15,000	—
Proceeds from exercise of stock options	2,911	4,928
Proceeds from exercise of stock warrants	—	50
Excess tax benefit from stock-based compensation	1,308	2,194
Repurchase of restricted stock for income tax withholding	(1,020)

Net cash provided by financing activities	9,966	235

Effect of foreign exchange rate changes on cash and cash equivalents	38	—
Net change in cash and cash equivalents	(46,594)	(1,431)
Cash and cash equivalents, beginning of period	81,751	49,461

Cash and cash equivalents, end of period	$35,157	$48,030

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) are technology-based education companies. The Company offers proprietary curriculum and educational services created for individualized learning for students in kindergarten through 12th grade, or K-12. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students with a wide spectrum of learning styles to receive an effective and engaging education regardless of geographic location or socio-economic background. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

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

As of December 31, 2010, the Company served virtual public schools or hybrid schools in 27 states and the District of Columbia. The Company expanded into two new states in fiscal year 2011, Massachusetts and Michigan. In addition, the Company operates an online private school, the K12 International Academy, and also sells access to its on-line curriculum and learning kits directly to individual consumers.

In April 2010, the Company formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. This new venture will create online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. In July 2010, the Company acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education. On December 1, 2010, the Company acquired American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. These acquisitions and the formation of MIL increase K12’s portfolio of innovative, high quality instructional and curriculum offerings.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, the condensed consolidated statements of operations for the three and six months ended December 31, 2010 and 2009, the condensed consolidated statements of cash flows for the six months ended December 31, 2010 and 2009, and the condensed consolidated statements of equity for the six months ended December 31, 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2010, the results of operations for the three and six months ended December 31, 2010 and 2009, cash flows for the six months ended December 31, 2010 and 2009 and the condensed consolidated statements of equity for the six months ended December 31, 2010. The results of the three and six month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to public charter schools and school districts. In addition to providing the curriculum, books and materials, under most contracts, the Company is responsible to the virtual public schools for all aspects of school management, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools generally receive funding on a per student basis from the state in which the public school or school district is located.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, it records the associated per student revenue received by the school from its state funding up to the expenses incurred in accordance with ASC 605 (formerly Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent). For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with virtual public schools which include multiple elements. These elements include: providing each of a school’s students with access to the Company’s on-line school and the on-line component of lessons; learning kits which include books and materials designed to complement and supplement the on-line lessons; use of a personal computer and associated reclamation services; internet access and technology support services; instruction from a state-certified teacher and; all management and technology services required to operate a virtual public school.

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

Under the contracts with the schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs over revenues incurred by the virtual public schools as reflected on their financial statements. The costs include Company charges to the schools. These school operating losses may reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s amount of recognized revenue reflects this reduction.

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s online learning system. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated learning kits are recognized upon shipment.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies, either owned directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts related to capitalized software development costs and other long term liabilities have been reclassified to conform to the current year presentation.

Series A Special Stock

Equity that is redeemable upon occurrence of an event outside the Company’s control should be classified outside of permanent equity per ASC 480, Distinguishing Liabilities from Equity. The Series A Special Stock as described further in Note 11, is considered redeemable outside of the Company’s control and classified separately outside of permanent equity. At a Special Meeting of Shareholders held on January 27, 2011, the right to convert the Series A Special Stock to Common Stock was approved by shareholders. As a consequence, the right of redemption is no longer effective and the shares will be classified within stockholders’ equity in the consolidated balance sheet in subsequent financial statements.

Goodwill and Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350. Finite-lived intangible assets include trade names, customer relationships and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

The following table summarizes certain fair value information at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Company (“put right”) after May 1, 2015.  The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Redeemable Noncontrolling Interest	$17,374	$—	$—	$17,374

Total	$17,374	$—	$—	$17,374

The following table summarizes certain fair value information at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Redeemable Noncontrolling Interest	$20,800	$—	$—	$20,800

Total	$20,800	$—	$—	$20,800

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the six months ended December 31, 2010. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

	Six Months Ended December 31, 2010
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
	June 30, 2010	and Settlements	Gains/(Losses)	December 31, 2010
		(In thousands)

Redeemable Noncontrolling Interest	$17,374	$—	$3,246	$20,800

Total	$17,374	$—	$3,246	$20,800

The fair value of the redeemable noncontrolling interest as of December 31, 2010 was estimated to be $20.8 million. The fair value was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and initial valuations were determined by a third party valuation firm and updated by management for the current period. In determining the fair value of the redeemable noncontrolling interest, the Company incorporated a number of assumptions and estimates including utilizing various valuation methodologies including an income-based approach.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Basic earnings per share computation:
Net income	$7,839	$9,638	$10,037	$16,721
Amount allocated to participating Series A stockholders	647	—	784	—

Income available to common stockholders — basic	$7,192	$9,638	$9,253	$16,721

Weighted average common shares — basic historical	30,565,683	29,648,674	30,454,724	29,512,635

Basic net income per share	$0.24	$0.33	$0.30	$0.57

Diluted earnings per share computation:
Net income	$7,839	$9,638	$10,037	$16,721
Amount allocated to participating Series A stockholders	647	—	784	—

Income available to common stockholders — diluted	$7,192	$9,638	$9,253	$16,721

Shares computation:
Weighted average common shares — basic historical	30,565,683	29,648,674	30,454,724	29,512,635
Effect of dilutive stock options and restricted stock awards	562,603	325,968	640,116	363,331

Weighted average common shares — diluted	31,128,286	29,974,642	31,094,840	29,875,966

Diluted net income per share	$0.23	$0.32	$0.30	$0.56

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to ASC 810, Consolidation, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on July 1, 2010. The adoption of the policy did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration and the use of the relative selling price

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

method is required. The new guidance eliminated the residual method of allocating arrangement consideration to deliverables and includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. ASU 2009-13 is effective for the Company on July 1, 2010. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Capital Leases

As of December 31 and June 30, 2010, computer equipment and software under capital leases are recorded at a cost of $44.3 million and $38.8 million, respectively and accumulated depreciation of $21.6 million and $22.9 million, respectively. The Company’s equipment lease line of credit with Hewlett-Packard Financial Services Company (“HPFSC”) expired on August 31, 2010. Prior borrowings under the HPFSC equipment lease line had interest rates ranging from 4.96% to 7.7% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company had pledged the assets financed with the HPFSC equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with HPFSC to guarantee the obligations under this equipment lease and financing agreement.

The Company has an equipment lease line of credit with PNC Equipment Finance, LLC effective August 2010 for new purchases. Availability for additional purchases terminates on March 31, 2011. We expect to renew this line of credit, obtain additional financing from other providers or use cash on hand for future purchases. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15. Borrowings under the equipment lease line had interest rates of 3.0% and include a 36-month payment term with a $1 purchase option at the end of the term.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at December 31, and June 30, 2010 was $1.0 million and $1.9 million, respectively.

The following is a summary as of December 31, 2010 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
As of December 31, 2010	Leases	Payable	Total

2011	$14,512	$1,004	$15,516
2012	8,564	—	8,564
2013	3,486	—	3,486
Thereafter	—	—	—

Total minimum payments	26,562	1,004	27,566
Less amount representing interest (imputed average capital lease interest rate of 5.0%)	(1,081)	(30)	(1,111)

Net minimum payments	25,481	974	26,455
Less current portion	(13,736)	(974)	(14,710)

Present value of minimum payments, less current portion	$11,745	$—	$11,745

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. As of December 31, 2010 and June 30, 2010, there was $15 million and zero outstanding on the line of credit, respectively. As of December 31, 2010, borrowings on the line of credit had an interest rate of 1.8%.

7.	Stock Option Plan

Stock Options

Stock option activity during the six months ended December 31, 2010 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2010	3,913,847	$16.81
Granted	44,000	26.23
Exercised	(308,286)	9.47
Forfeited or canceled	(93,794)	21.69

Outstanding, December 31, 2010	3,555,767	$17.44	4.73	$40,482

Stock options exercisable at December 31, 2010	1,976,236	$14.13	4.22	$28,713

The total intrinsic value of options exercised during the six months ended December 31, 2010 was $5.1 million or $16.65 per share.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the option grant activity for the six months ended December 31, 2010. There were no new grants during the second quarter.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

September 2010	44,000	$26.23	$11.16	$—

	44,000

As of December 31, 2010, there was $6.4 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.65 years. During the six months ended December 31, 2010 and December 31, 2009, the Company recognized $2.6 million and $3.1 million, respectively of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2010 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Nonvested, June 30, 2010	187,850	$18.46
Granted	426,863	24.86
Vested	(98,252)	22.64
Forfeited or canceled	(18,416)	22.05

Nonvested, December 31, 2010	498,045	$22.99

As of December 31, 2010, there was $8.6 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.79 years. The total fair value of shares vested during the six months ended December 31, 2010 was $2.2 million. During the six months ended December 31, 2010 and December 31, 2009, the Company recognized $2.8 million and $0.4 million, respectively of stock based compensation expense related to restricted stock awards.

8.	Related Party

In the second quarter, the Company purchased services and assets in the amount $0.4 million from Knowledge Universe Technologies (KUT). KUT is an affiliate of the Learning Group, LLC a related party. Additionally, KC Distance Learning has capital leases with an outstanding balance due to KCDL Holdings Inc. in the amount of $0.9 million as of December 31, 2010.

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, the Company acquired all of the shares of KCDL, which is now a wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. On October 4, 2010, defendants filed a motion to dismiss plaintiff’s amended complaint. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries.

10.	Goodwill

During the six months ended December 31, 2010, the Company’s goodwill increased by approximately $51.7 million due primarily to the acquisitions of KC Distance Learning, Inc. and American Education Corporation (see Note 11). The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test will not be performed during the second quarter of 2011. The Company will complete its annual goodwill impairment test as of May 31, 2011.

11.	Business combination

KC Distance Learning, Inc.

On July 23, 2010, the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. The holders of the Series A Special Stock initially had no voting rights and no rights of conversion with respect to those shares; however, the holders had and continue to have participating rights in all dividends and distributions declared or paid on or with respects to common stock of the Company.

On December 23, 2010, the Company filed a definitive proxy statement with the Securities and Exchange Commission (SEC) for the stockholder vote. On January 27, 2011, the Company held a Special Meeting at which the stockholders approved conversion and voting rights for the holders of the Series A Special Stock. The holders of the Series A Special Stock now have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special Stock shall have no voting rights. The redemption right of the holders of the Series A Special Stock terminated upon shareholder approval of their conversion and voting rights.

The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). K12 believes the acquisition of KCDL to be an important strategic step in the Company’s efforts to expand its presence in a number of end markets. The operating results of KCDL have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of July 23, 2010. The acquisition of KCDL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the estimated consideration to the identifiable tangible and

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

intangible assets and liabilities assumed under the purchase method of accounting, is preliminary and based on their estimated fair values as of the acquisition date and summarized in the following table (in thousands):

Amount

As of July 23, 2010:
Current assets	$8,538
Property and equipment, net	8,654
Capitalized curriculum development costs, net	3,873
Intangible assets, net	21,900
Goodwill	35,106
Other noncurrent assets	138
Current liabilities	(5,461)
Deferred tax liability	(6,275)
Deferred revenue	(2,111)
Other noncurrent liabilities	(1,250)

Fair value of total consideration transferred	$63,112

•	The intangible assets of KCDL have been increased $21.1 million to a total value of $21.9 million to reflect the preliminary estimate of the fair value of intangible assets, including trade name/trademarks and customer relationships.

•	The capitalized curriculum development costs have decreased $0.6 million to a value of $3.9 million.

•	KCDL defers and expenses material costs over the period which revenue is recognized. K12 expenses material cost when materials are shipped. KCDL’s deferred material costs as of July 23, 2010 were reduced $0.3 million to a value of $0.

•	Deferred revenue represents advance payments from customers for education services. The fair value was estimated based on a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to supporting the obligation plus an assumed profit which approximates, in theory, the amount that would be required to pay a third party to assume the obligation. As a result, the deferred revenues of KCDL have been decreased from $4.2 million to $2.1 million, which represents the estimated fair value of the contractual obligations assumed.

The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent K12’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of K12’s future consolidated results of operations . K12 expects to incur costs and realize benefits associated with integrating the operations of K12 and KCDL. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma	Three Months Ended		Six Months Ended
Results of	December 31,		December 31,
Operations	2010	2009	2010	2009

Revenues	$129,002	$105,692	$265,195	$220,212
Net Income (Loss)	$7,838	$11,965	$8,407	$17,224

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

American Education Corporation

On December 1, 2010, the Company acquired American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners, headquartered in Oklahoma City, OK, for a total cash purchase price of $35.2 million, including certain amounts held in escrow. The escrow amounts include $6.8 million for the achievement of specified financial targets for quarter-ended December 31, 2010. As of the current date, the Company does not expect any of this contingent consideration to be distributed to the selling AEC shareholders. Consequently, this escrow amount is recorded in other current assets. In connection with the acquisition, the Company recorded net Working Capital accounts of $2.9 million, net long term assets of $8.3 million, goodwill of approximately $15.8 million, intangible assets of approximately $4.5 million, and other long term liabilities and taxes payable of $3.1 million. The acquisition of AEC has been included in the Company’s results since the acquisition date of December 1, 2010. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting is preliminary and based on their estimated fair values as of the acquisition date.

An additional amount of approximately $6.8 million is held in escrow and, if specified claims against AEC arise for which the Company is indemnified, such amounts may be used to satisfy those claims but not to exceed it. K12 is not entitled to any claims against the indemnification escrow amount unless and until the aggregate claim amount exceeds $250,000, at which time K12 is only entitled to reimbursement for any claims exceeding the $250,000 up to a maximum of $6.8 million. Any amounts remaining in escrow after the satisfaction of any such claims are to be paid to the selling AEC shareholders in two fifty percent installments of the remaining balance of the $6.8 million in the indemnification escrow, at 6 and 12 months after closing. At closing, the Company recognized a liability of $1 million relating to potential claims offset by a receivable from the escrow account of $750,000.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12.	Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	December 31,
	2010	2009

Cash paid for interest	$517	$665

Cash paid for taxes, net of refunds	$3,631	$589

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$12,897	$10,244

Business Combinations:
— Current assets	$17,317	$—

— Property and equipment	$4,981	$—

— Capitalized curriculum development costs	$8,073	$—

— Capitalized software development costs	$7,898	$—

— Intangible assets	$27,310	$—

— Goodwill	$51,678	$—

— Other non-current assets	$138	$—

— Deferred tax liabilities	$(8,768)	$—

— Assumed liabilities	$(9,829)	$—

— Deferred revenue	$(3,671)	$—

— Other noncurrent liabilities	$(1,931)	$—

— Contingent consideration	$1,700	$—

— Issuance of Series A Special Stock	$63,112	$—

Purchase of perpetual license agreement/accrued liabilities	$1,250	$—

13.	Subsequent events

On January 3, 2011, K12 invested $10 million in Web International Education Group, Ltd. (Web). This strategic investment gives the Company a 20% minority interest in Web, with the option to acquire the remainder of Web within a period of five years. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 72 learning centers in 47 cities. It currently serves more than 35,000 students. The proceeds of the investment will primarily be used to expand Web’s learning center network into more Chinese cities. As of December 31, 2010, the $10 million cash investment was in transit and recorded in long-term other assets.

On January 13, 2011, K12 announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities.

On January 27, 2011, shareholders approved the right of the holders of the Series A Special Stock to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special Stock shall have no voting rights unless converted to common. In addition, the right of redemption is no longer effective.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services designed to facilitate individualized learning for students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $200 million to develop curriculum and an online learning platform that promotes mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

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

For the 2010-11 school year, we manage virtual public schools or hybrid schools in 27 states and the District of Columbia, including new schools in two new states, Massachusetts and Michigan. For the most part, these schools are able to enroll students on a statewide basis. Most of these enrollments are in virtual public schools. We are serving a growing number of hybrid schools the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of one or two days a week of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. In July 2010, we extended our involvement with traditional classroom settings to the full operational management of a brick and mortar school. Specifically, the Delaware Department of Education contracted with us to assume responsibility for all aspects of the operation of the Moyer Charter School, and authorized us to serve up to 460 students in grades 6-12. This contract furthers the use of our learning systems and instructional methods in a traditional classroom setting.

For the three months ended December 31, 2010, we served 98,296 total average enrollments, including the recently acquired Aventa, iQ, and Keystone programs, as compared to 68,519 for the same period in the prior year, a growth rate of 43.5%. For the three months ended December 31, 2010, excluding the newly acquired programs, total average enrollments in K12 programs increased to 83,318, as compared to 68,519 for the same period in the prior year, a growth rate of 21.6%. These enrollments include public and private school enrollments as well as those in the K12 International Academy. Enrollments from the Aventa, iQ, and Keystone for the three months ended December 31, 2010 were 14,978 and contributed 21.9% to enrollment growth. Enrollments exclude students in our direct-to-consumer and pilot programs and enrollments acquired with AEC.

We executed on our acquisition strategy this fiscal year and acquired KC Distance Learning and American Education Corporation and invested in Web International. With these additions, along with the recent formation of Middlebury Interactive Languages, we believe we have improved our growth potential and the ability to scale our business even further.

For the three months ended December 31, 2010, we increased revenues to $129.0 million from $93.3 million in the same period in the prior year, a growth rate of 38.4%. Over the same period, operating income declined to $14.2 million from operating income of $14.3 million, a decrease of 0.7%, and net income to shareholders declined to $7.8 million from net income to shareholders of $9.6 million, a decrease of 18.7%. The decline in operating income and net income was primarily attributable to: several new growth initiatives; increased depreciation and amortization including the impact of new curriculum releases, systems enhancements and the effects of purchase accounting; merger integration, financial systems and process improvement costs; and M&A transaction expenses.

Middlebury Interactive languages

In April 2010, we formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. Language faculty from Middlebury will work with K12 to develop and manage the academic content of the Web-based language courses, which K12 will offer through its online education programs. The new courses will use features such as animation, music, videos and other elements that immerse students in new languages. The joint venture will also expand the Middlebury-Monterey Language Academy (MMLA), a language immersion summer program for middle and high school students. Our results for the six months ending December 31, 2010 include the summer 2010 four week residential session that offered Arabic, Chinese, French, German and Spanish at four college campuses. MMLA intends to expand to eight campuses for summer 2011.

Acquisition of KC Distance Learning

On July 23, 2010, we acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. The holders of the Series A Special Stock initially had no voting rights and no rights of conversion with respect to those shares; however, the holders had and still have participating rights in all dividends and distributions declared or paid on or with respects to our common stock.

On December 23, 2010, we filed a definitive proxy statement with the Securities and Exchange Commission (SEC) for the stockholder vote. On January 27, 2011, we held a Special Meeting at which the stockholders approved conversion and voting rights for the holders of the Series A Special Stock. The holders of the Series A Special Stock now have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which the holders shall have no voting rights unless converted to common.

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

Acquisition of American Education Corporation

On December 1, 2010, we acquired the operating assets and liabilities of American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners, headquartered in Oklahoma City, OK, for a total cash purchase price of $35.2 million, subject to certain adjustments. The acquisition increases our portfolio of innovative, high quality instructional and curriculum offerings to school districts all over the country. The purchase price includes $6.8 million held in escrow that selling AEC shareholders may receive based upon achievement of specified financial targets for the three months ended December 31, 2010. As of the current date, we do not expect any of this contingent consideration will be distributed to the selling AEC shareholders.

Web International

On January 3, 2011, we invested $10 million in cash in Web International Education Group Ltd. (“Web”). This strategic investment gives us a 20% minority interest in Web, with the option to acquire the remainder of the company within a period of five years. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 72 learning centers in 47 cities. It currently serves more than 35,000 students. The proceeds of the investment will primarily be used to expand Web’s learning center network into more Chinese cities.

The George Washington University Online High School

On January 13, 2011, K12 announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities.

Developments in Education Funding

Our annual revenue growth is impacted by changes in federal, state and district per enrollment funding levels. Due to the budgetary problems arising from the economic recession, many states reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and

Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative and had a negative effect on both revenue and income for our fiscal years 2009 and 2010. Our financial results reflect these reductions, ARRA funds, and expense reductions that we undertook in order to mitigate the impact of the funding reductions. In August 2010, the Education Jobs and Medicaid Assistance Act was enacted into law, providing $10 billion in federal aid for schools. This assistance will reach some of the schools we serve, although we cannot be certain of the aggregate impact. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is possible the public schools we serve could experience lower per enrollment funding in the future.

Strategic Marketing and Student Recruiting Initiatives

We continue to pursue opportunities to open virtual public schools, hybrid schools, and classroom-based programs in additional states and are marketing our post-secondary curriculum offering under Capital Education. Our follow-on marketing and student recruiting spending plans to support the success of these business development efforts are based upon historical trends. If we are more successful than anticipated, we will invest incrementally in marketing and student recruiting to support future revenue growth. The nature and timing of these events may result in higher fourth fiscal quarter marketing expenses with the corresponding increase in revenue occurring in future periods.

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

Total average enrollments in public schools for the three months ended December 31, 2010, the metric previously reported, increased to 81,083, or 20.4%, as compared to 67,354 for the same period in the prior year. High school students comprised 25.9% of public school enrollment as compared to 21.6% in the same period in the prior year. New schools in Delaware, Massachusetts and Michigan contributed 1.2% to total average enrollment in public schools. With the acquisition of KCDL, we added 14,978 enrollments to the total.

Enrollment growth in K12 managed virtual public schools was 20.0%. Enrollment growth in online curriculum sales to public schools, school districts and other schools (institutional sales) was 22.5%. These enrollments exclude students in our direct-to-consumer and pilot programs.

Enrollments in K12 private schools for the three months ended December 31, 2010 increased 91.9% to 2,235 from 1,165 for the same period in the prior year. Private schools include the K12 International Academy as well as private brick and mortar schools. These private schools offer educational services on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs).

For the three months ended December 31, 2010, enrollments in the Aventa, iQ, and Keystone School brands obtained through our acquisition of KC Distance Learning were 5,830, 3,128, and 6,020, respectively. These programs serve students in grades 6-12 on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs).

The following tables set forth average enrollment data for each of the periods indicated:

Total Average Enrollment (FTEs)

	Three Months Ending December 31,				Six Months Ending December 31,
	2010	2009	Change	Change %	2010	2009	Change	Change %

Total Average Enrollment
K12 public schools	81,083	67,354	13,729	20.4%	81,480	67,901	13,579	20.0%
K12 private schools	2,235	1,165	1,070	91.9%	2,246	1,012	1,234	122.0%

K12 total	83,318	68,519	14,799	21.6%	83,726	68,913	14,813	21.5%
iQ	3,128	n.a.			3,165	n.a.
Aventa	5,830	n.a.			5,680	n.a.
Keystone	6,020	n.a.			6,054	n.a.

Total acquired enrollment	14,978	—	14,978	NM	14,899	—	14,898	NM

Total Average Enrollment	98,296	68,519	29,777	43.5%	98,625	68,913	29,712	43.1%

Enrollment mix by sales channel for K12 programs

	Three Months Ending December 31,				Six Months Ending December 31,
	2010	2009	Change	Change %	2010	2009	Change	Change %

K12 Public schools
K12 managed schools	68,722	57,264	11,458	20.0%	69,157	57,834	11,323	19.6%
K12 institutional sales	12,361	10,090	2,271	22.5%	12,323	10,068	2,255	22.4%

Total K12 public	81,083	67,354	13,729	20.4%	81,480	67,902	13,578	20.0%

K12 Private schools
K12 managed	1,622	1,165	457	39.2%	1,571	1,012	559	55.2%
K12 institutional sales	613	—	613	NM	676	—	676	NM

Total K12 private	2,235	1,165	1,070	91.8%	2,247	1,012	1,235	122.0%

K12 total	83,318	68,519	14,799	21.6%	83,726	68,913	14,813	21.5%

The above enrollments exclude those in our direct-to-consumer and pilot programs, and enrollments acquired with AEC.

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Revenues	$129,002	$93,197	$263,873	$199,522

Cost and expenses
Instructional costs and services	76,195	51,589	151,277	109,682
Selling, administrative, and other operating expenses	35,177	24,899	85,675	58,226
Product development expenses	3,435	2,415	7,346	4,653

Total costs and expenses	114,807	78,903	244,298	172,561

Income from operations	14,195	14,294	19,575	26,961
Interest expense, net	(366)	(324)	(663)	(681)

Income before income taxes and noncontrolling interest	13,829	13,970	18,912	26,280
Income tax expense	(6,119)	(4,381)	(9,050)	(9,749)

Net income	$7,710	$9,589	$9,862	$16,531
Add net loss attributable to noncontrolling interest	$129	$49	$175	$190

Net Income — K12 Inc.	$7,839	$9,638	$10,037	$16,721

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	59.1	55.4	57.3	55.0
Selling, administrative, and other operating expenses	27.3	26.7	32.5	29.2
Product development expenses	2.6	2.6	2.8	2.3

Total costs and expenses	89.0	84.7	92.6	86.5

Income from operations	11.0	15.3	7.4	13.5
Interest expense, net	(0.3)	(0.3)	(0.2)	(0.3)

Income before income taxes and noncontrolling interest	10.7	15.0	7.2	13.2
Income tax expense	(4.7)	(4.7)	(3.4)	(4.9)

Net income	6.0	10.3	3.8	8.3
Add net loss attributable to noncontrolling interest	0.1	0.0	0.1	0.1

Net income — K12 Inc.	6.1%	10.3%	3.9%	8.4%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and six months ended December 31, 2010 as compared to the same period in the prior year.

Comparison of the Three Months Ended December 31, 2010 and Three Months Ended December 31, 2009

Revenues.  Our revenues for the three months ended December 31, 2010 were $129.0 million, representing an increase of $35.8 million, or 38.4%, as compared to revenues of $93.2 million for the same period in the prior year. This increase was primarily attributable to 21.6% increase in enrollments in K12 programs. In addition, Aventa, iQ and Keystone programs obtained through our acquisition of KCDL contributed 10.5% to revenue growth.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2010 were $76.2 million, representing an increase of $24.6 million, or 47.7%, as compared to instructional costs and services expenses of $51.6 million for the same period in the prior year. This increase was primarily attributable to a $16.9 million increase in expenses to operate and manage schools including the programs acquired with KCDL. In addition, costs to supply curriculum, books, educational materials and computers to students increased $5.2 million, including $3.3 million due to a timing difference benefiting the prior period. Amortization of curriculum and learning systems increased $2.5 million. Included in the $24.6 million increase in instructional costs and services expenses are start-up and launch expenses of $2.9 million for several new businesses and initiatives. As a percentage of revenues, instructional costs and services expenses increased to 59.1% for the three months ended December 31, 2010, as compared to 55.4% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to the benefit of materials returns in the prior year, increased amortization of curriculum and learning systems, and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by increased productivity at the schools we serve and leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2010 were $35.2 million, representing an increase of $10.3 million, or 41.3%, as compared to selling, administrative and other operating expenses of $24.9 million for the same period in the prior year. This increase is primarily attributable to increases in: personnel costs including those acquired with KCDL and AEC; merger integration, financial systems and process improvement costs; the effects of purchase accounting; and M&A transaction expenses. Included in the $10.3 million increase in selling, administrative, and other operating expenses are start-up and launch expenses of $2.3 million for several new businesses and initiatives. As a percentage of revenues, selling, administrative, and other operating expenses increased to 27.3% for the three months ended December 31, 2010 as compared to 26.7% for the same period in the prior year primarily due to the items identified above.

Product development expenses.  Product development expenses for the three months ended December 31, 2010 were $3.4 million, representing an increase of $1.0 million, or 42.2%, as compared to product development expenses of $2.4 million for the same period in the prior year. The increase is primarily due to initiatives to support the Aventa curriculum acquired with KCDL. As a percentage of revenues, product development expenses increased to 2.6% for the three months ended December 31, 2010 as compared to 2.6% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.  Net interest expense for the three months ended December 31, 2010 was $0.4 million as compared to net interest expense of $0.3 million for the same period in the prior year. The increase in net interest expense is primarily due to borrowings on our line of credit. In addition, balances outstanding on capital leases increased but were offset by a decrease in average interest rates.

Income taxes.  Income tax expense for the three months ended December 31, 2010 was $6.1 million, or 44.2% of income before income taxes, as compared to an income tax expense of $4.4 million, or 31.4% of income before taxes, for the same period in the prior year. The increase in the tax rate is primarily due to non-deductible transaction expenses in the current period as well as the benefit of tax credits recognized in the same period in the prior year.

Noncontrolling interest.  Noncontrolling interest for the three months ended December 31, 2010 was $0.1 million and de minimus in the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of the Six Months Ended December 31, 2010 and Six Months Ended December 31, 2009

Revenues.  Our revenues for the six months ended December 31, 2010 were $263.9 million, representing an increase of $64.4 million, or 32.3%, as compared to revenues of $199.5 million for the same period in the prior year. This increase was primarily attributable to 21.5% increase in enrollments in K12 programs. In addition, Aventa, iQ and Keystone programs obtained through our acquisition of KCDL contributed 7.7% to revenue growth.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2010 were $151.3 million, representing an increase of $41.6 million, or 37.9%, as compared to instructional costs and services expenses of $109.7 million for the same period in the prior year. This increase was primarily attributable to a $28.3 million increase in expenses to operate and manage schools including the MIL summer programs and the programs acquired with KCDL. In addition, costs to supply curriculum, books, educational materials and computers to students increased $8.4 million, including a $0.8 million increase in the provision for inventory obsolescence. Included in the $41.6 million increase in instructional costs and services expenses were start-up and launch expenses of $5.3 million for several new businesses and initiatives. Amortization of curriculum and learning systems increased $5.0 million. As a percentage of revenues, instructional costs and services expenses increased to 57.3% for the six months ended December 31, 2010, as compared to 55.0% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and learning systems, the benefit from return of instructional materials in the prior period and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. To a lesser extent, the increase in expense as a percentage of revenue was also impacted by the additional startup expenses that did not have the corresponding growth in revenues in the current period. These increases were partially offset by lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2010 were $85.7 million, representing an increase of $27.4 million, or 47.1%, as compared to selling, administrative and other operating expenses of $58.2 million for the same period in the prior year. This increase is primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; personnel costs including those acquired with KCDL and AEC; merger integration, financial systems and process improvement costs; the effects of purchase accounting; M&A transaction expenses; one-time stock compensation expenses associated with the execution of a new long-term employment agreement with our CEO; and other professional services. Included in the $27.4 million increase in selling, administrative, and other operating expenses are start-up and launch expenses of $3.3 million for several new businesses and initiatives. As a percentage of revenues, selling, administrative, and other operating expenses increased to 32.5% for the six months ended December 31, 2010 as compared to 29.2% for the same period in the prior year primarily due to the items identified above.

Product development expenses.  Product development expenses for the six months ended December 31, 2010 were $7.3 million, representing an increase of $2.7 million, or 57.9%, as compared to product development expenses of $4.7 million for the same period in the prior year. The increase is primarily due to initiatives to support the Aventa curriculum acquired during the period as well as the timing of new development projects. As a percentage of revenues, product development expenses increased to 2.8% for the six months ended December 31, 2010 as compared to 2.3% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.  Net interest expense for the six months ended December 31, 2010 and 2009 was $0.7 million. Balances outstanding on capital leases increased for the six months ended December 31, 2010, but were offset by a decrease in average interest rates.

Income taxes.  Income tax expense for the six months ended December 31, 2010 was $9.1 million, or 47.9% of income before income taxes, as compared to an income tax expense of $9.7 million, or 37.1% of income before taxes, for the same period in the prior year. The increase in the tax rate is primarily due to non-deductible transaction expenses in the current period as well as the benefit of tax credits recognized in the same period in the prior year.

Noncontrolling interest.  Noncontrolling interest for the six months ended December 31, 2010 and 2009 was $0.2 million. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of December 31, 2010 and June 30, 2010, we had cash and cash equivalents of $35.2 million and $81.8 million, respectively and excluding restricted cash. We financed our capital expenditures during the six months ended December 31, 2010 primarily with cash and capital lease financing. As of December 31, 2010, our cash balance included $11.0 million associated with our joint ventures.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for fiscal year 2011 of $38 million to $40 million including expenditures for additional courses, new releases of existing courses, foreign language courses developed in our MIL joint venture, and internal systems enhancements and software purchases to support our growth, the integration of KCDL, and a second data center. We also expect expenditures for computers provided for use by students of approximately $14 million to support growth in virtual school enrollments. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations, capital lease financing or advances under our line of credit. As of March 31, 2011, advances for additional purchases are no longer available under our existing capital lease line of credit. We expect to renew this line of credit, obtain additional financing from other providers or pay for future purchases with cash on hand. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations.

On December 1, 2010, we closed the acquisition of AEC. We funded the purchase price of $28.4 million plus a contingent consideration escrow of $6.8 million, for a total of $35.2 million with cash on hand and a $15 million advance under our line of credit. We believe that the contingent consideration of $6.8 million will not be paid and that the escrowed funds will be released back to the Company.

We believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after May 1, 2015, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. As of December 31, 2010, the redeemable noncontrolling interest was estimated to be $20.8 million.

Redemption Right of Series A Special Stock

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company KCDL Holdings LLC, 2.75 million shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. After the approval of shareholders on January 27, 2011, the holders of Series A Special Stock have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which the holders shall have no voting rights unless converted to common. The redemption right of the holders of the Series A Special Stock terminated upon shareholder approval of their conversion and voting rights.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2010 and 2009 was $7.1 million and $9.8 million, respectively.

The increase in accounts receivable was primarily attributable to our growth in revenues including the businesses acquired with KCDL during the period. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenues increased primarily due to growth in enrollments, and to a lesser extent from the businesses of KCDL acquired during the period. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

The increase in accounts payable and accrued liabilities is primarily due to the timing of payments to vendors and service providers for transaction related costs, professional services, and equipment purchases. The decrease in inventories is primarily due to materials shipments to students, partially offset by purchases. The increase in cash used in accrued compensation and benefits is primarily due to a net increase in incentive compensation payments.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2010 and 2009 was $63.7 million and $11.5 million, respectively.

Net cash used in investing activities for the six months ended December 31, 2010 was primarily due to the purchase of AEC for $24.5 million net of cash received of $3.8 million and $6.8 million for the achievement of specified financial targets for three months ended December 31, 2010. As of the current date, we do not expect any of this contingent consideration to be distributed to the selling AEC shareholders. Consequently, this escrow amount is recorded in other current assets as of December 31, 2010. We also transferred $10 million for our investment in Web. This cash was in transit as of December 31, 2010 and is recorded in long-term other assets. In addition, investing activities included purchases of property and equipment of $9.0 million including $3.8 million to license an enterprise software application, investment in capitalized curriculum development of $7.0 million, primarily related to the production of high school courses, middle school math courses, and language courses; and investment in capitalized software development of $4.3 million.

Net cash used in investing activities for the six months ended December 31, 2009 was primarily due to investment in capitalized curriculum development of $6.4 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; investment in capitalized software development of $4.5 million; and purchases of property and equipment of $0.6 million, including purchased software.

In addition to the investing activities above, for the six months ended December 31, 2010 and 2009, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $12.9 million and $10.2 million, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2010 and 2009 was $10.0 million and $0.2 million, respectively.

For the six months ended December 31, 2010, net cash provided by financing activities was primarily due to $15 million from our line of credit, proceeds from the exercise of stock options of $2.9 million, and the excess tax benefit from stock-based compensation of $1.3 million, partially offset by payments on capital leases and notes payable of $8.2 million. As of December 31, 2010, there was $15 million outstanding on our $35 million line of credit.

For the six months ended December 31, 2009, net cash provided by financing activities was primarily due to the exercise of stock options of $4.9 million and the excess tax benefit from stock-based compensation of $2.2 million, partially offset by payments on capital leases and notes payable of $6.9 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the six months ended December 31, 2010 from those disclosed in our fiscal year 2010 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the six months ended December 31, 2010 primarily due to approximately $4.4 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2010 and June 30, 2010, we had cash and cash equivalents totaling $35.2 million and $81.8 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2010, a 1% gross increase in interest rates earned on cash and cash equivalents would result in a $0.4 million annualized increase in interest income.

Our debt obligations under our revolving credit facility are subject to interest rate exposure. As of December 31, 2010, $15 million was outstanding on this facility at an interest rate of 1.8%. At December 31, 2010, a 1% gross increase in interest rates would result in a $0.2 million annualized increase in interest expense.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 as the material weakness identified as of June 30, 2010 still exists.

Changes in Internal Control over Financial Reporting

As described in Item 9A of our Annual Report on Form 10K for the fiscal year ended June 30, 2010, management has been undertaking improvements in our internal control over financial reporting and our accounting procedures and practices generally. Specifically, management has approved the addition of several new positions to our finance and accounting staff which we are in the process of filling from internal resources and outside recruitment efforts (including the possibility of using external staffing firms), we have targeted potential new hires for recruitment, we have engaged a “Big Four” accounting firm to provide consulting services to our finance and accounting staff regarding process improvement opportunities, best practices and relevant training, and we are in the process of implementing an enterprise-wide financial management solution from Oracle Corporation to improve our overall accounting function. In addition, we are arranging for additional internal training of our finance staff as to GAAP requirements and SEC guidance in connection with accounting for complex, non-routine and non-recurring transactions. Management believes the measures that have been implemented to remediate the material weakness in our ICFR concerning our accounting for complex, non-routine and non-recurring transactions have had a material impact on our internal control over financial reporting since June 30, 2010, and anticipates that these measures and other ongoing enhancements will continue to improve our internal control over financial reporting in future periods.

During the six months ended December 31, 2010, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting that occurred during our last fiscal quarter has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. Notwithstanding such efforts, the material weakness related to our accounting for complex transactions that are non-routine and non-recurring described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KCDL which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-

defendant in this matter, reflecting the change in ownership. On October 4, 2010, defendants filed a motion to dismiss plaintiff’s amended complaint. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify us for any liability, including rescission. In addition, we obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on our financial condition or results of operations or of any of our subsidiaries.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

/s/  RONALD J. PACKARD
Ronald J. Packard
Chief Executive Officer

Date: February 9, 2011

EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of K12 Inc. (Incorporated by reference to Exhibit 3.1 to K12’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.2	Amended and Restated Bylaws of K12 Inc. (Incorporated by reference to Exhibit 3.2 to K12’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.3	Certificate of Designations, Preferences and Relative and Other Special Rights of Series A Special Stock (Incorporated by reference to Exhibit 3.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).
10.1*	Amendment to Amended and Restated Stock Option Agreement with Ronald J. Packard.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.