Form 10-Q
period 2011-03-31
K12 INC
filed 2011-05-10
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
N/A
(Former name, former address and formal fiscal year, if changed since last report).

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

As of May 5, 2011, the Registrant had 35,704,298 shares of Common Stock, $0.0001 par value, outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(In thousands,
	except share and per share data)

ASSETS
Current assets
Cash and cash equivalents	$40,080	$81,751
Restricted cash	1,500	3,343
Accounts receivable, net of allowance of $2,839 and $1,363 at March 31, 2011 and June 30, 2010, respectively	134,048	71,184
Inventories, net	19,028	26,193
Current portion of deferred tax asset	4,768	4,672
Prepaid expenses	10,246	8,849
Other current assets	9,280	7,286

Total current assets	218,950	203,278
Property and equipment, net	44,377	24,260
Capitalized software development costs, net	24,342	16,453
Capitalized curriculum development costs, net	52,643	39,860
Deferred tax asset, net of current portion	—	5,912
Intangible assets	39,148	14,081
Goodwill	53,580	1,825
Investment in Web International	10,000	—
Deposits and other assets	4,625	2,213

Total assets	$447,665	$307,882

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$13,773	$12,691
Accrued liabilities	12,468	8,840
Accrued compensation and benefits	8,627	10,563
Deferred revenue	28,315	9,593
Current portion of capital lease obligations	13,371	10,996
Current portion of notes payable	654	1,251

Total current liabilities	77,208	53,934
Deferred rent, net of current portion	3,886	1,782
Capital lease obligations, net of current portion	11,015	7,710
Notes payable, net of current portion	—	655
Deferred tax liability	10,899	—
Other long term liabilities	3,323	435

Total liabilities	106,331	64,516

Commitments and contingencies
Redeemable noncontrolling interest	19,040	17,374

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 31,556,283 and 30,441,412 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	3	3
Additional paid-in capital	378,799	361,344
Series A Special Stock, par value $0.0001; 2,750,000 and 0 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	63,112	—
Accumulated other comprehensive income	176	—
Accumulated deficit	(123,860)	(139,496)

Total K12 Inc. stockholders’ equity	318,230	221,851
Noncontrolling interest	4,064	4,141

Total equity	322,294	225,992

Total liabilities, redeemable noncontrolling interest and equity	$447,665	$307,882

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2011		March 31, 2011
	2011	2010	2011	2010
	(In thousands, except share and per share data)

Revenues	$130,293	$96,627	$394,167	$296,149

Cost and expenses
Instructional costs and services	77,727	56,479	229,004	166,161
Selling, administrative, and other operating expenses	36,763	26,843	122,438	85,069
Product development expenses	4,972	2,924	12,318	7,577

Total costs and expenses	119,462	86,246	363,760	258,807

Income from operations	10,831	10,381	30,407	37,342
Interest expense, net	(307)	(361)	(970)	(1,042)

Income before income tax expense and noncontrolling interest	10,524	10,020	29,437	36,300
Income tax expense	(5,260)	(3,927)	(14,310)	(13,676)

Net income	5,264	6,093	15,127	22,624
Add net loss attributable to noncontrolling interest	335	36	509	226

Net income — K12 Inc.	$5,599	$6,129	$15,636	$22,850

Net income attributable to common stockholders per share (see Note 3):
Basic	$0.17	$0.20	$0.47	$0.77

Diluted	$0.16	$0.20	$0.46	$0.76

Weighted average shares used in computing per share amounts:
Basic	30,958,807	29,951,327	30,620,330	29,658,076

Diluted	31,758,313	30,352,974	31,327,544	30,023,341

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	K12 Inc Stockholders
						Additional
						Accumulated
						Other			Total
	Common Stock		Series A Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity
	(In thousands)

Balances at June 30, 2010	30,441,412	$3	—	—	$361,344	$—	$(139,496)	$4,141	$225,992

Net Income/(Loss)(1)							15,636	(77)	15,559
Foreign currency translation adjustments						$176			176

Comprehensive Income									15,735
Stock based compensation expense					7,453				7,453
Exercise of stock options	755,797	—			8,252				8,252
Excess tax benefit from stock based compensation					5,443				5,443
Issuance of restricted stock awards	451,143	—			—				—
Forfeitures of restricted stock awards	(37,030)	—							—
Series A removal of redemption provision and approval of conversion right			2,750,000	63,112					63,112
Accretion of redeemable noncontrolling interests to estimated redemption value					(2,098)				(2,098)
Retirement of restricted stock for tax withholding	(55,039)	—			(1,595)				(1,595)

Balances at March 31, 2011	31,556,283	$3	2,750,000	$63,112	$378,799	$176	$(123,860)	$4,064	$322,294

(1)	Net income/(loss) attributable to noncontrolling interests excludes $(0.4) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the condensed consolidated balance sheet at March 31, 2011.

See notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities
Net income	$15,127	$22,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,463	18,365
Stock based compensation expense	7,453	4,547
Excess tax benefit from stock-based compensation	(5,443)	(4,204)
Deferred income taxes	13,329	13,741
Provision for doubtful accounts	569	353
Provision for inventory obsolescence	729	558
Provision for (reduction of) student computer shrinkage and obsolescence	182	(217)
Changes in assets and liabilities:
Restricted cash	1,712	—
Accounts receivable	(52,728)	(41,234)
Inventories	7,235	8,673
Prepaid expenses	545	(826)
Other current assets	(1,994)	(2,914)
Deposits and other assets	(105)	262
Accounts payable	(4,150)	1,741
Accrued liabilities	1,516	(1,419)
Accrued compensation and benefits	(4,377)	1,651
Deferred revenue	14,478	11,813
Deferred rent	2,483	544

Net cash provided by operating activities	27,024	34,058

Cash flows from investing activities
Purchase of property and equipment	(13,400)	(898)
Capitalized software development costs	(6,895)	(6,589)
Capitalized curriculum development costs	(11,728)	(9,305)
Purchase of AEC, net of cash acquired of $3,841	(24,544)	—
Cash advanced for AEC performance escrow	(6,825)	—
Cash returned from AEC performance escrow	6,825	—
Cash paid for investment in Web	(10,000)	—
Cash paid for other investment	(2,040)	(842)

Net cash used in investing activities	(68,607)	(17,634)

Cash flows from financing activities
Repayments on capital lease obligations	(11,113)	(9,575)
Repayments on notes payable	(1,251)	(1,011)
Borrowings from line of credit	15,000	—
Repayments under line of credit	(15,000)	—
Proceeds from exercise of stock options	8,252	6,938
Proceeds from exercise of stock warrants	—	50
Excess tax benefit from stock-based compensation	5,443	4,204
Repurchase of restricted stock for income tax withholding	(1,595)	—

Net cash (used in) provided by financing activities	(264)	606

Effect of foreign exchange rate changes on cash and cash equivalents	176	—

Net change in cash and cash equivalents	(41,671)	17,030
Cash and cash equivalents, beginning of period	81,751	49,461

Cash and cash equivalents, end of period	$40,080	$66,491

See notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) is a technology-based education company. The Company offers proprietary curriculum and educational services created for individualized learning for students primarily in kindergarten through 12th grade, or K-12. The K12 proprietary curriculum is research-based and combines content with innovative technology to allow students with a wide spectrum of learning styles to receive an effective and engaging education regardless of geographic location or socio-economic background. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

The Company delivers its educational content and learning systems to students primarily through virtual public schools, virtual private schools, and through sales directly to school districts as part of our institutional sales business. The Company offers its proprietary curriculum, learning kits, use of a personal computer, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions.

As of March 31, 2011, the Company served virtual public schools or hybrid schools in 27 states and the District of Columbia. The Company expanded into two new states in fiscal year 2011, Massachusetts and Michigan. In addition, the Company operates three online private schools (the K12 International Academy, The Keystone School, and the George Washington University Online High School), and also sells access to its online curriculum and learning kits directly to individual consumers.

In April 2010, the Company formed a joint venture with Middlebury College, known as Middlebury Interactive Languages LLC (MIL), to develop online foreign language courses. This new venture will create online language programs for pre-college students and will leverage Middlebury’s recognized experience and reputation in foreign language instruction and K12’s expertise in online education. In July 2010, the Company acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education. The Company also acquired certain assets from Cardean Learning Group LLC to form Capital Education LLC, a provider of online services to post-secondary institutions.

On December 1, 2010, the Company acquired American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarteners through adult learners. The acquisition of AEC has been included in the Company’s results since the acquisition date of December 1, 2010. These acquisitions and the formation of MIL and Capital Education increase K12’s portfolio of innovative, high quality instructional and curriculum offerings. In January 2011, the Company acquired a 20% minority interest in Web International Education Group, a provider of English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2011 and June 30, 2010, the condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010, the condensed consolidated statements of cash flows for the nine months ended March 31, 2011 and 2010, and the condensed consolidated statements of equity for the nine months ended March 31, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011 and June 30, 2010, the results of operations for the three and nine months ended March 31, 2011 and 2010, cash flows for the nine months ended March 31, 2011 and 2010 and the condensed consolidated statements of equity for the nine months ended March 31, 2011. The results of the three and nine month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2011 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (Exchange Act). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed on September 13, 2010, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2010.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to public charter schools and school districts. The Company is often responsible to the virtual public schools for all aspects of school management, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools generally receive funding on a per student basis from the state in which the public school or school district is located.

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

The Company generates revenues under contracts with virtual public schools which include multiple elements. These elements may include: providing each of a school’s students with access to the Company’s online school and the online component of lessons; learning kits which include books and materials designed to complement and supplement the online lessons; use of a personal computer and associated reclamation services; internet access and technology support services; instruction from a state-certified teacher; and all management and technology services required to operate a virtual public school.

The Company has determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. While we have sold some of these elements in various combinations or bundles to schools and school districts, the value of each element across these combinations is indeterminable and we have concluded that we do not have sufficient objective and reliable evidence of fair value for each element. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for revenues received under multiple element arrangements as a single unit of accounting and it recognizes the entire arrangement based upon the approximate rate at which we incur the costs associated with each element. In certain schools where the Company has a direct relationship with the state funding school district, the Company recognizes the associated per student revenue on a pro-rata basis over the school year.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s amount of recognized revenue reflects this reduction.

On December 1, 2010, the Company acquired American Education Corporation (AEC), a leading provider of research-based core curriculum for kindergarteners through adult learners. AEC derives revenues from four sources: (1) annual subscription license revenues; (2) license revenues from non-cancelable perpetual license agreements; (3) related professional and support services and (4) hosting services to provide customers with access to its online courses.

We recognize revenue in accordance with ASC 605 when all of the following conditions are met: there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable.

Revenue from the licensing of curriculum under subscription arrangements where AEC provides online access to curriculum is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met. Revenue from the licensing of curriculum under subscription and non-cancelable perpetual arrangements where AEC is not providing access via a hosting arrangement is recognized when all revenue recognition criteria have been met. Revenue from professional and support services include consulting and training services, which are deferred and recognized ratably over the service period.

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

Series A Special Stock

At a Special Meeting of Shareholders held on January 27, 2011, the right to convert the Series A Special Stock to common stock was approved by the shareholders. As a consequence, the right of redemption is no longer effective and those shares have been classified within stockholders’ equity in the consolidated balance sheet. The Special Stock’s carrying value was not impacted by the vote.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

ASC 350 Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31 of each year.

Fair Value Measurements

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values.

The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (put right) after May 1, 2015. The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.

The following table summarizes certain fair value information at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)

Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,374	$—	$—	$17,374

Total	$17,374	$—	$—	$17,374

The following table summarizes certain fair value information at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis. The fair value of the investment in Web International Education Group (Web) as of March 31, 2011 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value.

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Investment in Web International Education Group	$10,000	$—	$—	$10,000
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$19,040	$—	$—	$19,040

Total	$29,040	$—	$—	$29,040

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the nine months ended March 31, 2011. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

	Nine Months Ended March 31, 2011
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
	June 30, 2010	and Settlements	Gains/(Losses)	March 31, 2011
	(In thousands)

Investment in Web International Education Group	$—	$10,000	$—	$10,000
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,374	$—	$1,666	$19,040

Total	$17,374	$10,000	$1,666	$29,040

The fair value was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and initial valuations were determined by a third party valuation firm and updated by management for the current period. In determining the fair value of the redeemable noncontrolling interest, the Company incorporated a number of assumptions and estimates including utilizing various valuation methodologies including an income-based approach. The fair value of the investment in Web International Education Group (Web) as of March 31, 2011 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands, except share and per share data)		(In thousands, except share and per share data)

Basic earnings per share computation:
Net income — K12 Inc.	$5,599	$6,129	$15,636	$22,850
Amount allocated to participating Series A stockholders	457	—	1,241	—

Income available to common stockholders — basic	$5,142	$6,129	$14,395	$22,850

Weighted average common shares — basic historical	30,958,807	29,951,327	30,620,330	29,658,076

Basic net income per share	$0.17	$0.20	$0.47	$0.77

Diluted earnings per share computation:
Net income — K12 Inc.	$5,599	$6,129	$15,636	$22,850
Amount allocated to participating Series A stockholders	457	—	1,241	—

Income available to common stockholders — diluted	$5,142	$6,129	$14,395	$22,850

Shares computation:
Weighted average common shares — basic historical	30,958,807	29,951,327	30,620,330	29,658,076
Effect of dilutive stock options and restricted stock awards	799,506	401,647	707,214	365,265

Weighted average common shares — diluted	31,758,313	30,352,974	31,327,544	30,023,341

Diluted net income per share	$0.16	$0.20	$0.46	$0.76

Recent Accounting Pronouncements

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In December 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning on July 1, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-28 will have on our financial condition, results of operations, and disclosures.

In December 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates beginning on July 1, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-29 will have on our financial condition, results of operations, and disclosures.

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

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $5.3 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively, and $14.3 million and $13.7 million for the nine months ended March 31, 2011 and 2010, respectively. These amounts represented effective income tax rates from continuing operations of approximately 50% and 39% for the three months ended March 31, 2011 and 2010, respectively, and 49% and 38% for the nine months ended March 31, 2011 and 2010, respectively.

We implemented the provision of ASC 740 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax benefits reported as of March 31, 2011. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

5.	Long-term Obligations

Capital Leases

As of March 31, 2011 and June 30, 2010, computer equipment and software under capital leases are recorded at a cost of $45.5 million and $38.8 million, respectively and accumulated depreciation of $23.8 million and $22.9 million, respectively. The Company’s equipment lease line of credit with Hewlett-Packard Financial Services Company (HPFSC) for new purchases expired on August 31, 2010. Prior borrowings under the HPFSC equipment lease line had interest rates ranging from 4.96% to 7.0% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company had pledged the assets financed with the HPFSC equipment lease line to secure the amounts outstanding. The Company entered into a guaranty agreement with HPFSC to guarantee the obligations under this equipment lease and financing agreement. As of March 31, 2011, the Company had $9.4 million outstanding under the HPFSC equipment lease line.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company has an equipment lease line of credit with PNC Equipment Finance, LLC for new purchases. Availability for additional purchases terminated on March 31, 2011. The interest rate on advances under the PNC equipment lease line was set at the time funds were advanced based upon interest rates in the Federal Reserve Statistical Release H.15. Outstanding borrowings under the equipment lease line bear interest of 3.0% to 3.2% and have a 36-month payment term with a $1 purchase option at the end of the term. The Company intends to finance new equipment purchases with either cash on hand or by obtaining additional financing. As of March 31, 2011, the Company had $13.5 million outstanding under the PNC equipment lease line.

Notes Payable

The Company has purchased computer software licenses and maintenance services through notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. The balance of notes payable at March 31, 2011 and June 30, 2010 was $0.7 million and $1.9 million, respectively.

The following is a summary as of March 31, 2011 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

	Capital	Notes
As of March 31, 2011	Leases	Payable	Total

2011	$13,633	$670	$14,303
2012	8,474	—	8,474
2013	3,241	—	3,241
Thereafter	—	—	—

Total minimum payments	25,348	670	26,018
Less amount representing interest (imputed average capital lease interest rate of 4.8%)	(962)	(16)	(978)

Net minimum payments	24,386	654	25,040
Less current portion	(13,371)	(654)	(14,025)

Present value of minimum payments, less current portion	$11,015	$—	$11,015

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. Borrowings under the line of credit bear interest based on LIBOR rates over selected borrowing periods ranging from one to six months. As of March 31, 2011 and June 30, 2010, no amounts were outstanding under the line of credit. The Company had borrowed $15 million under the line of credit as of December 31, 2010 and these amounts were paid in full during the period ended March 31, 2011.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

7.	Stock Option Plan

Stock Options

Stock option activity during the nine months ended March 31, 2011 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2010	3,913,847	$16.81
Granted	104,500	30.12
Exercised	(755,797)	10.95
Forfeited or canceled	(121,677)	21.75

Outstanding, March 31, 2011	3,140,873	$18.43	4.68	$47,954

Stock options exercisable at March 31, 2011	1,995,989	$17.37	3.92	$32,588

The total intrinsic value of options exercised during the nine months ended March 31, 2011 was $14.0 million or $18.48 per share.

The following table summarizes the option grant activity for the nine months ended March 31, 2011.

			Weighted Average
	Options	Weighted-Average	Grant-Date	Intrinsic
Grant Date	Granted	Exercise Price	Fair Value	Value

September 2010	44,000	$26.23	$11.16	$—
February 2011	60,500	$32.95	$14.67	$—

	104,500

As of March 31, 2011, there was $5.9 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.65 years. During the nine months ended March 31, 2011 and March 31, 2010, the Company recognized $3.9 million and $4.0 million, respectively of stock based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2011 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Nonvested, June 30, 2010	187,850	$18.46
Granted	451,143	25.19
Vested	(151,314)	22.06
Forfeited or canceled	(36,776)	23.31

Nonvested, March 31, 2011	450,903	$23.59

As of March 31, 2011, there was $7.5 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.63 years. The total fair value of shares vested during the nine months ended March 31, 2011 and 2010 was $3.3 million and $0.3 million, respectively. During the nine months ended March 31, 2011 and March 31, 2010, the Company

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

recognized $3.6 million and $0.5 million, respectively of stock based compensation expense related to restricted stock awards.

8.	Related Party

For the three and nine months ended March 31, 2011, the Company purchased services and assets in the amount $0.8 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL. KUT is an affiliate of the Learning Group, LLC a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings Inc. in the amount of $0.8 million as of March 31, 2011.

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, the Company acquired all of the shares of KCDL, which is now a wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. On October 4, 2010, defendants filed a motion to dismiss plaintiff’s amended complaint. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries. On March 27, 2011, the court issued an Order Denying Defendant’s Motion to Dismiss Amended Complaint. Aventa Learning, Inc. et. al, v. K12 Inc. et. al. (Case No. C10-1022 JLR). Accordingly, the discovery process has commenced.

10.	Goodwill

During the nine months ended March 31, 2011, the Company’s goodwill increased by approximately $51.8 million due primarily to the acquisitions of KC Distance Learning, Inc. and American Education Corporation (see Note 11). The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. The Company expects to complete its annual goodwill impairment test as of May 31, 2011.

11.	Business Combinations

KC Distance Learning, Inc.

On July 23, 2010, the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings,

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Inc. is an affiliate of the Learning Group, LLC, a related party. The holders of the Series A Special Stock initially had no voting rights and no rights of conversion with respect to those shares; however, the holders had and continue to have participating rights in all dividends and distributions declared or paid on or with respects to common stock of the Company.

On January 27, 2011, the Company’s shareholders approved the right of the holders of the Series A Special Stock to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special Stock shall have no voting rights unless converted to common stock. In addition, the right of redemption is no longer effective.

The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public schools for middle and high school); and The Keystone School (international online private school). K12 believes the acquisition of KCDL to be an important strategic step in the Company’s efforts to expand its presence in a number of end markets. The operating results of KCDL have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of July 23, 2010. The acquisition of KCDL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting, is preliminary and based on their estimated fair values as of the acquisition date and summarized in the following table (in thousands):

Amount

As of July 23, 2010:
Current assets	$8,538
Property and equipment, net	8,654
Capitalized curriculum development costs, net	3,873
Intangible assets, net	21,900
Goodwill	35,155
Other noncurrent assets	138
Current liabilities	(5,461)
Deferred tax liability	(6,324)
Deferred revenue	(2,111)
Other noncurrent liabilities	(1,250)

Fair value of total consideration transferred	$63,112

•	The intangible assets of KCDL have been increased $21.1 million to a total value of $21.9 million to reflect the preliminary estimate of the fair value of intangible assets, including trade name/trademarks and customer relationships.

•	The capitalized curriculum development costs have decreased $0.6 million to a value of $3.9 million.

•	KCDL defers and expenses material costs over the period which revenue is recognized. K12 expenses material cost when materials are shipped. KCDL’s deferred material costs as of July 23, 2010 were reduced $0.3 million to a value of $0.

•	Deferred revenue represents advance payments from customers for education services. The fair value was estimated based on a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to supporting the obligation plus an assumed profit which approximates, in theory, the

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

amount that would be required to pay a third party to assume the obligation. As a result, the deferred revenues of KCDL have been decreased from $4.2 million to $2.1 million, which represents the estimated fair value of the contractual obligations assumed.

The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent K12’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of K12’s future consolidated results of operations. K12 expects to incur costs and realize benefits associated with integrating the operations of K12 and KCDL. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Pro Forma	Three Months Ended		Nine Months Ended
Results of	March 31,		March 31,
Operations	2011	2010	2011	2010

Revenues	$130,293	$105,542	$395,488	$325,754
Net Income (Loss)	$5,599	$5,746	$14,006	$22,695

The American Education Corporation

On December 1, 2010, the Company acquired The American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarteners through adult learners, headquartered in Oklahoma City, OK, for a total cash purchase price of $35.2 million, including certain amounts held in escrow. The escrow amounts include $6.8 million for the achievement of specified financial targets for quarter-ended December 31, 2010. In March 2011, the specified financial targets were not achieved and consequently, this escrow amount was returned to the Company. In connection with the acquisition, the Company recorded net Working Capital accounts of $2.9 million, net long term assets of $8.3 million, goodwill of approximately $15.8 million, intangible assets of approximately $4.5 million, and other long term liabilities and taxes payable of $3.1 million. The acquisition of AEC has been included in the Company’s results since the acquisition date of December 1, 2010. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting is preliminary and based on their estimated fair values as of the acquisition date.

An additional amount of approximately $6.8 million is held in escrow and, if specified claims against AEC arise for which the Company is indemnified, such amounts may be used to satisfy those claims but not to exceed it. K12 is not entitled to any claims against the indemnification escrow amount unless and until the aggregate claim amount exceeds $250,000, at which time K12 is only entitled to reimbursement for any claims exceeding the $250,000 up to a maximum of $6.8 million. Any amounts remaining in escrow after the satisfaction of any such claims are to be paid to the selling AEC shareholders in two fifty percent installments of the remaining balance of the $6.8 million in the indemnification escrow on June 1, 2011 and December 1, 2011. At closing, the Company recognized a liability of $1 million relating to potential claims offset by a receivable from the escrow account of $750,000. As of March 31, 2011, the Company has not incurred any specified claims against AEC to be withdrawn from the indemnification escrow.

Investment in Web International Education Group Ltd.

On January 3, 2011, K12 invested $10 million in Web International Education Group Ltd. (Web). This strategic investment gives the Company a 20% minority interest in Web, with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 73 learning centers in 48 cities in China. The proceeds of the investment will primarily be used to expand Web’s learning

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

center network into more Chinese cities. The Company has recorded its investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. During the three months ended March 31, 2011, there was no change to the fair value of its Web investment based on the initial cost of the investment and Web’s financial performance since initial investment.

12.	Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	March 31,
	2011	2010

Cash paid for interest	$680	$989

Cash paid for taxes, net of refunds	$4,551	$654

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$15,613	$12,184

Business Combinations:
— Current assets	$17,317	$—

— Property and equipment	$4,981	$—

— Capitalized curriculum development costs	$8,073	$—

— Capitalized software development costs	$7,898	$—

— Intangible assets	$27,310	$—

— Goodwill	$51,727	$—

— Other non-current assets	$138	$—

— Deferred tax liabilities	$(8,817)	$—

— Assumed liabilities	$(9,829)	$—

— Deferred revenue	$(3,671)	$—

— Other noncurrent liabilities	$(1,931)	$—

— Contingent consideration	$(1,700)	$—

— Issuance of Series A Special Stock	$63,112	$—

13.	Subsequent events

On April 1, 2011, the Company finalized its acquisition of the operations of the International School of Berne (IS Berne), a private brick and mortar school located in Bern, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. We paid the IS Berne Foundation approximately $2.0 million in cash for the transfer of the right to operate IS Berne and for substantially all of its assets excluding real estate.

On April 27, 2011, we closed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to Technology Crossover Ventures (TCV). The aggregate investment of $125.8 million will support the Company’s expansion strategy. Under the terms of the transaction, the Company’s Board of Directors (the “Board”) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, the Company granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to customary exclusions such as issuances in connection with acquisitions or employee equity plans. In addition, TCV was granted the right to demand registration of the shares of restricted Common Stock it acquired in the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis (MD&A), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (Annual Report), including any updates found in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum and educational services designed to facilitate individualized learning for students in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $225 million to develop and acquire curriculum and an online learning platform that promote mastery of core concepts and skills for students of all abilities. This learning system combines a cognitive research-based curriculum with an individualized learning approach well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction, and other educational applications.

We deliver our learning system to students primarily through virtual public schools and have an institutional business with sales directly to school districts. Many states have embraced virtual public schools as a means to provide families with a publicly funded alternative to a traditional classroom-based education. We offer virtual schools our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from targeted programs to complete turnkey solutions. Additionally, without the requirement of a physical classroom, virtual schools can be scaled quickly to accommodate a large dispersed student population, and allow more capital resources to be allocated towards teaching, curriculum and technology rather than towards a physical infrastructure.

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

For the three months ended March 31, 2011, we served 101,030 total enrollments, including those in recently acquired Aventa, iQ, and Keystone programs, as compared to 68,732 for the same period in the prior year, a growth rate of 47.0%. For the three months ended March 31, 2011, excluding the newly acquired programs, total average enrollments in K12 programs (public and private online schools) increased to 84,125, as compared to 68,732 for the same period in the prior year, a growth rate of 22.4%. These enrollments include public and private school enrollments as well as those in the K12 International Academy. Enrollments from the Aventa, iQ, and Keystone for the three months ended March 31, 2011 were 16,905 and contributed 24.6% to enrollment growth. Enrollments exclude students in our direct-to-consumer and pilot programs and enrollments acquired with AEC.

This fiscal year we acquired KC Distance Learning, certain assets of Cardean Learning Group LLC, American Education Corporation, and the International School of Berne, and invested in Web International. With these additions, along with the formation of Middlebury Interactive Languages and Capital Education, we believe we have improved our growth potential and the ability to scale our business even further.

For the three months ended March 31, 2011, we increased revenues to $130.3 million from $96.6 million in the same period in the prior year, a growth rate of 34.8%. Over the same period, operating income increased to $10.8 million from operating income of $10.4 million, an increase of 4.3%, and net income to shareholders declined to $5.6 million from net income to shareholders of $6.1 million, a decrease of 8.6%. The changes in operating income and net income were negatively impacted by increased depreciation and amortization including the impact of new curriculum releases, systems enhancements and the effects of purchase accounting; several new growth initiatives; financial systems and process improvement costs; merger integration, and M&A transaction expenses.

Middlebury Interactive Languages

In April 2010, we formed a joint venture with Middlebury College known as Middlebury Interactive Languages LLC (MIL) to develop online foreign language courses. This new venture will create innovative, online language programs for pre-college students and will leverage Middlebury’s recognized experience in foreign language instruction and K12’s expertise in online education. Language faculty from Middlebury will work with K12 to develop and manage the academic content of the Web-based language courses, which K12 will offer through its online education programs. The new courses will use features such as animation, music, videos and other elements that immerse students in new languages. The joint venture will also expand the Middlebury-Monterey Language Academy (MMLA), a language immersion summer program for middle and high school students. Our results for the nine months ending March 31, 2011 include the summer 2010 four week residential session that offered Arabic, Chinese, French, German and Spanish at four college campuses. MMLA intends to expand to six campuses for summer 2011.

Acquisition of KC Distance Learning

On July 23, 2010, we acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of the Learning Group, LLC, a related party. The holders of the Series A Special Stock initially had redemption rights and no voting rights or rights of conversion with respect to those shares; however, the holders had participating rights in all dividends and distributions declared or paid on or with respects to our common stock.

On January 27, 2011, we held a Special Meeting at which the stockholders approved conversion and voting rights for the holders of the Series A Special Stock. The holders of the Series A Special Stock no longer have redemption rights and now have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which the holders shall have no voting rights unless converted to common.

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

Capital Education

We provide online services to post-secondary institutions through our subsidiary, Capital Education LLC. Programs are designed for colleges and universities seeking to broaden their reach and build or expand their online presence and include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

Acquisition of The American Education Corporation

On December 1, 2010, we acquired the operating assets and liabilities of The American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarten through adult learners, headquartered in Oklahoma City, OK, for a total cash purchase price of $35.2 million, subject to certain adjustments. The acquisition increases our portfolio of innovative, high quality instructional and curriculum offerings to school districts all over the country. The purchase price included $6.8 million held in escrow that would be payable to selling AEC shareholders if specified financial targets were achieved for the three months ended December 31, 2010. In March 2011, the specified financial targets were not achieved and the $6.8 million escrow amount was returned to the Company.

Web International

On January 3, 2011, we invested $10 million in cash in Web International Education Group Ltd. (Web). This strategic investment gives us a 20% minority interest in Web, with the option to acquire the remainder of the company within a period of five years. Web is a provider of English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has a network of 73 learning centers in 48 cities in China. The proceeds of the investment will primarily be used to expand Web’s learning center network into more Chinese cities.

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

International School of Berne

On April 1, 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne), a private brick and mortar school located in Bern, Switzerland serving students in grades Pre-K through 12.

IS Berne is an International Baccalaureate school in its 50th year of operation. We paid the IS Berne Foundation approximately $2.0 million in cash for the transfer of the right to operate IS Berne and for substantially all of its assets excluding real estate.

Technology Crossover Ventures Investment

On April 27, 2011, we closed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to Technology Crossover Ventures (TCV). The aggregate investment of $125.8 million will support our expansion strategy. Under the terms of the transaction, our Board of Directors (the “Board”) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, we granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to customary exclusions such as issuances in connection with acquisitions or employee equity plans. In addition, TCV was granted the right to demand registration of the shares of restricted Common Stock it acquired in the transaction.

Developments in Education Funding

Our annual revenue growth is impacted by changes in federal, state and district per enrollment funding levels. Due to the budgetary problems arising from the economic recession, many states reduced per enrollment funding for public education affecting many of the virtual public schools we serve. While the American Recovery and Reinvestment Act of 2009 (ARRA) has provided additional funds to states, it has not fully offset the state funding reductions. Thus, the net impact to funding was negative and had a negative effect on both revenue and income for our fiscal years 2009 and 2010. Our financial results reflect these reductions, ARRA funds, and expense reductions that we undertook in order to mitigate the impact of the funding reductions. In August 2010, the Education Jobs and Medicaid Assistance Act was enacted into law, providing $10 billion in federal aid for schools including some of the schools we serve. Notwithstanding this additional aid, net reductions in school funding have negatively affected both revenue and income for our fiscal year 2011. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per enrollment funding in the future.

Strategic Marketing and Student Recruiting Initiatives

We continue to pursue new opportunities to support the opening of virtual public schools, hybrid schools, district online programs and classroom-based programs, as well as raise enrollment caps that currently limit growth in some existing programs. In addition, we are developing new partnerships with colleges and universities for our post-secondary online services offering under Capital Education. As we are successful in these efforts, we will invest in marketing to build awareness and to grow student enrollment. The nature and timing of these events may result in higher fourth fiscal quarter marketing expenses with the corresponding increase in revenue occurring in future periods.

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

Total average enrollments in public schools for the three months ended March 31, 2011, increased to 81,666, or 20.9%, as compared to 67,560 for the same period in the prior year. High school students comprised 26.1% of public school enrollment as compared to 22.0% in the same period in the prior year. New schools in Delaware, Massachusetts and Michigan contributed 1.2% to total average enrollment in public schools. With the acquisition of KCDL, we added 16,905 enrollments to the total.

Enrollment growth in K12 managed virtual public schools was 19.7%. Enrollment growth in K12 online curriculum sales to public schools, school districts and other schools (institutional sales) was 27.8%. These enrollments exclude students in our direct-to-consumer and pilot programs.

Enrollments in K12 private schools for the three months ended March 31, 2011 increased 109.9% to 2,459 from 1,172 for the same period in the prior year. Private schools include the K12 International Academy as well as private brick and mortar schools. These private schools offer educational services on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs).

For the three months ended March 31, 2011, enrollments in the Aventa, iQ, and Keystone School brands obtained through our acquisition of KC Distance Learning were 7,843; 3,190; and 5,872, respectively. These programs serve students in grades 6-12 on a full and part-time basis. For better comparability, enrollments reported are converted to FTEs.

The following tables set forth average enrollment data for each of the periods indicated:

Total Average Enrollment (FTEs)

	Three months ending March 31,				Nine months ending March 31,
	2011	2010	Change	Change %	2011	2010	Change	Change %

Total Average Enrollment*
K12 public schools	81,666	67,560	14,105	20.9%	81,560	67,755	13,804	20.4%
K12 private schools	2,459	1,172	1,288	109.9%	2,337	1,065	1,273	119.5%

K12 total	84,125	68,732	15,393	22.4%	83,897	68,820	15,077	21.9%
Total acquired enrollment	16,905	—	16,905	NM	15,758	—	15,758	NM

Total Average Enrollment*	101,030	68,732	32,298	47.0%	99,655	68,820	30,835	44.8%

Enrollment mix by sales channel for K12 programs

	Three months ending March 31,				Nine months ending March 31,
	2011	2010	Change	Change %	2011	2010	Change	Change %

K12 Public schools*
K12 managed schools	69,154	57,768	11,386	19.7%	69,156	57,805	11,350	19.6%
K12 institutional sales	12,512	9,793	2,719	27.8%	12,404	9,950	2,454	24.7%

Total K12 public	81,666	67,560	14,105	20.9%	81,560	67,755	13,804	20.4%

K12 Private schools*
K12 managed	1,812	1,172	641	54.7%	1,674	1,065	609	57.2%
K12 institutional sales	647	—	647	NM	663	—	663	NM

Total K12 private	2,459	1,172	1,288	109.9%	2,337	1,065	1,273	119.5%

Total K12 public and private schools*	84,125	68,732	15,393	22.4%	83,897	68,820	15,077	21.9%

Certain totals may not add due to the effects of rounding.

*	The above enrollments exclude those in our direct-to-consumer and pilot programs, and enrollments acquired with AEC.

NM — Not Meaningful.

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Revenues	$130,293	$96,627	$394,167	$296,149

Cost and expenses
Instructional costs and services	77,727	56,479	229,004	166,161
Selling, administrative, and other operating expenses	36,763	26,843	122,438	85,069
Product development expenses	4,972	2,924	12,318	7,577

Total costs and expenses	119,462	86,246	363,760	258,807

Income from operations	10,831	10,381	30,407	37,342
Interest expense, net	(307)	(361)	(970)	(1,042)

Income before income taxes and noncontrolling interest	10,524	10,020	29,437	36,300
Income tax expense	(5,260)	(3,927)	(14,310)	(13,676)

Net income	$5,264	$6,093	$15,127	$22,624
Add net loss attributable to noncontrolling interest	$335	$36	$509	$226

Net Income — K12 Inc.	$5,599	$6,129	$15,636	$22,850

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	59.7	58.5	58.1	56.1
Selling, administrative, and other operating expenses	28.2	27.8	31.1	28.7
Product development expenses	3.8	3.0	3.1	2.6

Total costs and expenses	91.7	89.3	92.3	87.4

Income from operations	8.3	10.7	7.7	12.6
Interest expense, net	(0.2)	(0.4)	(0.2)	(0.4)

Income before income taxes and noncontrolling interest	8.1	10.4	7.5	12.3
Income tax expense	(4.0)	(4.1)	(3.6)	(4.6)

Net income	4.0	6.3	3.8	7.6
Add net loss attributable to noncontrolling interest	0.3	0.0	0.1	0.1

Net income — K12 Inc.	4.3%	6.3%	4.0%	7.7%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and nine months ended March 31, 2011 as compared to the same period in the prior year.

Comparison of the Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

Revenues.  Our revenues for the three months ended March 31, 2011 were $130.3 million, representing an increase of $33.7 million, or 34.8%, as compared to revenues of $96.6 million for the same period in the prior year. This increase was primarily attributable to 22.4% increase in enrollments in K12 programs. In addition, Aventa, iQ and Keystone programs obtained through our acquisition of KCDL contributed 8.4% to revenue growth, our acquisition of AEC contributed 2.7% to revenue growth, and new business and initiatives contributed 1.0% to revenue growth.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2011 were $77.7 million, representing an increase of $21.2 million, or 37.6%, as compared to instructional costs and services expenses of $56.5 million for the same period in the prior year. This increase was primarily attributable to a $16.9 million increase in expenses to operate and manage schools including the programs acquired with KCDL. In addition, amortization of curriculum and learning systems increased $3.2 million. Costs to supply curriculum, books, educational materials and computers to students increased $1.2 million. Included in the $21.2 million increase in instructional costs and services expenses are start-up and launch expenses of $1.8 million for several new businesses and initiatives. As a percentage of revenues, instructional costs and services expenses increased to 59.7% for the three months ended March 31, 2011, as compared to 58.5% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and learning systems, and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by increased productivity at the schools we serve and leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2011 were $36.8 million, representing an increase of $9.9 million, or 37.0%, as compared to selling, administrative and other operating expenses of $26.8 million for the same period in the prior year. This increase is primarily attributable to increases in: personnel costs including those acquired with KCDL and AEC; financial systems and process improvement costs; merger integration, the effects of purchase accounting; and M&A transaction expenses. Included in the $9.9 million increase in selling, administrative, and other operating expenses are start-up and launch expenses of $1.8 million for several new businesses and initiatives. As a percentage of revenues, selling, administrative, and other operating expenses increased to 28.2% for the three months ended March 31, 2011 as compared to 27.8% for the same period in the prior year primarily due to the items identified above.

Product development expenses.  Product development expenses for the three months ended March 31, 2011 were $5.0 million, representing an increase of $2.0 million, or 70%, as compared to product development expenses of $2.9 million for the same period in the prior year. The increase is primarily due to internal software projects and initiatives to support the Aventa curriculum acquired with KCDL. Included in the $2.0 million increase in product development expenses is $0.5 million for new businesses. As a percentage of revenues, product development expenses increased to 3.8% for the three months ended March 31, 2011 as compared to 3.0% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.  Net interest expense for the three months ended March 31, 2011 was $0.3 million as compared to net interest expense of $0.4 million for the same period in the prior year. The slight decrease in net interest expense is primarily due to lower interest rates paid on borrowings under our capital leases.

Income taxes.  Income tax expense for the three months ended March 31, 2011 was $5.3 million, or 50.0% of income before income taxes, as compared to an income tax expense of $3.9 million, or 39.2% of income before taxes, for the same period in the prior year. The increase in the tax rate is primarily due to non-deductible transaction expenses in the current period as well as the benefit of tax credits recognized in the same period in the prior year.

Noncontrolling interest.  Noncontrolling interest was $0.3 million for the three months ended March 31, 2011, and de minimus in the prior year period. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of the Nine Months Ended March 31, 2011 and Nine Months Ended March 31, 2010

Revenues.  Our revenues for the nine months ended March 31, 2011 were $394.2 million, representing an increase of $98.0 million, or 33.1%, as compared to revenues of $296.1 million for the same period in the prior year. This increase was primarily attributable to 21.9% increase in enrollments in K12 programs. In addition, Aventa, iQ and Keystone programs obtained through our acquisition of KCDL contributed 7.5% to revenue growth, our acquisition of AEC contributed 1.1% to revenue growth, and new businesses and initiatives contributed 1.8% to revenue growth.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2011 were $229 million, representing an increase of $62.8 million, or 37.8%, as compared to instructional costs and services expenses of $166.2 million for the same period in the prior year. This increase was primarily attributable to a $45.1 million increase in expenses to operate and manage schools including the MIL summer programs and the programs acquired with KCDL. In addition, costs to supply curriculum, books, educational materials and computers to students increased $9.6 million. Included in the $62.8 million increase in instructional costs and services expenses were start-up and launch expenses of $6.5 million for several new businesses and initiatives. Amortization of curriculum and learning systems increased $8.2 million. As a percentage of revenues, instructional costs and services expenses increased to 58.1% for the nine months ended March 31, 2011, as compared to 56.1% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and learning systems, the benefit from return of instructional materials in the prior period and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. To a lesser extent, the increase in expense as a percentage of revenue was also impacted by the additional startup expenses that did not have the corresponding growth in revenues in the current period. These increases were partially offset by lower fulfillment costs for materials and computers, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2011 were $122.4 million, representing an increase of $37.4 million, or 43.9%, as compared to selling, administrative and other operating expenses of $85.1 million for the same period in the prior year. This increase is primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; personnel costs including those acquired with KCDL and AEC; M&A transaction expenses; merger integration, financial systems and process improvement costs; one-time stock compensation expenses associated with the execution of a new long-term employment agreement with our CEO; the effects of purchase accounting and other professional services. Included in the $37.4 million increase in selling, administrative, and other operating expenses are start-up and launch expenses of $4.3 million for several new businesses and initiatives. As a percentage of revenues, selling, administrative, and other operating expenses increased to 31.1% for the nine months ended March 31, 2011 as compared to 28.7% for the same period in the prior year primarily due to the items identified above.

Product development expenses.  Product development expenses for the nine months ended March 31, 2011 were $12.3 million, representing an increase of $4.7 million, or 62.6%, as compared to product development expenses of $7.6 million for the same period in the prior year. The increase is primarily due to initiatives to support the Aventa curriculum acquired during the period as well as new development projects. Included in the $4.7 million increase in product development expenses is $1.4 million for new businesses. As a percentage of revenues, product development expenses increased to 3.1% for the nine months ended March 31, 2011 as compared to 2.6% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.  Net interest expense for the nine months ended March 31, 2011 and 2010 was $1.0 million. Average balances outstanding on capital leases and our line of credit increased for the nine months ended March 31, 2011, but were offset by a decrease in average interest rates.

Income taxes.  Income tax expense for the nine months ended March 31, 2011 was $14.3 million, or 48.6% of income before income taxes, as compared to an income tax expense of $13.7 million, or 37.7% of income before taxes, for the same period in the prior year. The increase in the tax rate is primarily due to non-deductible transaction expenses in the current period as well as the benefit of tax credits recognized in the same period in the prior year.

Noncontrolling interest.  Noncontrolling interest for the nine months ended March 31, 2011 and 2010 was $0.5 million and $0.2 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of March 31, 2011 and June 30, 2010, we had cash and cash equivalents of $40.1 million and $81.8 million, respectively, excluding restricted cash. In addition, we have a working capital line of credit available under which we may borrow up to $35 million. There were no borrowings outstanding under the line of credit agreement as of March 31, 2011. We financed our capital expenditures and acquisitions during the nine months ended March 31, 2011 primarily with cash generated from operations and capital lease financing.

In addition to our cash and line of credit, we had accounts receivable of $134.0 million and $71.2 million as of March 31, 2011 and June 30, 2010, respectively. Our accounts receivable provide an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the timing of customer billings and collections and accounts receivable tend to be at the highest levels in the first quarter as we begin billing for students.

On April 15, 2011, we entered into an agreement with Technology Crossover Ventures (TCV) for their purchase of 4 million shares of K12 common stock for total proceeds of approximately $125.8 million. The investment was closed and funded on April 27, 2011. The proceeds are unrestricted and may be used for general corporate purposes, acquisitions, and strategic investments.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We expect capital expenditures for fiscal year 2011 of approximately $42 million including expenditures for additional courses, new releases of existing courses, foreign language courses developed in our MIL joint venture, and internal systems enhancements and software purchases to support our growth, the integration of KCDL, and a second data center. We also expect expenditures for computers provided for use by students of approximately $15 million to support growth in virtual school enrollments. We expect to be able to fund these capital expenditures with cash on hand, cash generated from operations and capital lease financing. As of March 31, 2011, advances for additional purchases are no longer available under our existing capital lease line of credit. We expect to use cash on hand, or renew our line of credit, to pay for future purchases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations.

On December 1, 2010, we closed the acquisition of AEC. We funded the purchase price of $28.4 million plus a contingent consideration escrow of $6.8 million, for a total of $35.2 million with cash on hand and a $15.0 million advance under our line of credit. The contingent consideration of $6.8 million was not paid and the escrowed funds were released back to the Company. The $15.0 million advance under our line of credit was subsequently repaid.

We believe that the combination of funds currently available, including the subsequent funded investment by TCV, and funds generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof. There can be no assurances that adequate sources of liquidity will be available to finance strategic business opportunities when they arise.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after May 1, 2015, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. As of March 31, 2011, the redeemable noncontrolling interest was estimated to be $19.0 million.

Redemption Right of Series A Special Stock

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2.75 million shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. The Series A Special Stock included a Redemption Right that could be exercised until the Company’s shareholders approved the right of the holders of the Series A Special Stock to convert those shares into common stock on a one-for-one basis. On January 27, 2011, the Company’s shareholders approved the right of the holders of the Series A Special Stock to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special Stock shall have no voting rights unless converted to common. Upon receiving the approval of shareholders, the redemption right of the holders of the Series A Special Stock terminated and the Series A Special Stock was reclassified to stockholders’ equity.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2011 and 2010 was $27.0 million and $34.1 million, respectively.

Accounts receivable balances tend to be at the highest levels in our first quarter as we begin billing for the school year and decrease throughout our fiscal year as cash is collected. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenues increased primarily due to growth in enrollments, and to a lesser extent from the businesses of KCDL acquired during the period. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

The net decrease in accounts payable and accrued liabilities is primarily due to the timing of payments to vendors and service providers for transaction related costs, professional services, and equipment purchases. The decrease in inventories is primarily due to materials shipments to students, partially offset by purchases. The increase in cash used in accrued compensation and benefits is primarily due to lower accrued compensation.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2011 and 2010 was $68.6 million and $17.6 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2011 was primarily due to acquisition activities including the acquisition of AEC for $24.5 million (net of $3.8 million acquired cash and refunded escrow amounts), a $10 million investment of a 20% interest in Web International, and approximately $2.0 million for our acquisition of the International School of Berne, which formally closed on April 1, 2011. In association with the AEC acquisition, we deposited $6.8 million into a performance escrow with payment dependent on AEC achieving specified financial targets, and we were repaid the full $6.8 million during the period. In addition, investing activities included purchases of property and equipment of $13.4 million, including $5.7 million for license and implementation of an enterprise software application, $2.2 million for expansion of our corporate offices, and $1.5 million for equipment in the build out of our second data center; investment in capitalized curriculum development of $11.7 million, primarily related to the production of high school courses, middle school math courses, and language courses; and investment in capitalized software development of $6.9 million.

Net cash used in investing activities for the nine months ended March 31, 2010 was primarily due to investment in capitalized curriculum development of $9.3 million, primarily related to the production of high school courses, elementary school math courses, and remedial reading; investment in capitalized software development of $6.6 million; and purchases of property and equipment of $0.8 million, including purchased software.

In addition to the investing activities above, for the nine months ended March 31, 2011 and 2010, we financed through capital leases purchases of computers and software primarily for use by students in the amount of $15.3 million and $12.2 million, respectively.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2011 was $0.3 million. Net cash from financing activities for the nine months ended March 31, 2010 was $0.6 million.

For the nine months ended March 31, 2011, net cash used in financing activities was primarily due to repayments of capital lease and notes payable obligations of $12.4 million and withholding tax payments on vesting of restricted stock awards of $1.6 million, offset by proceeds from the exercise of stock options of $8.3 million, and the excess tax benefit from stock-based compensation of $5.4 million. During the period, we borrowed $15 million under our line of credit for the acquisition of AEC and subsequently repaid the amount with cash provided by operations. As of March 31, 2011, there were no borrowings outstanding on our $35 million line of credit.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the nine months ended March 31, 2011 from those disclosed in our fiscal year 2010 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the nine months ended March 31, 2011 primarily due to approximately $7.2 million for operating leases, primarily for additional office space; and $5.7 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2011 and June 30, 2010, we had cash and cash equivalents totaling $40.1 million and $81.8 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2011, a 1% increase in interest rates earned on cash and cash equivalents would result in an annualized increase of $0.4 million in interest income.

Our debt obligations under our revolving credit facility are subject to interest rate exposure. As of March 31, 2011, no amounts were outstanding on this facility and $15 million outstanding as of December 31, 2010 was repaid from cash generated by operating activities.

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

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, a material weakness was identified in our internal control over financial reporting (ICFR) relating to our accounting for complex transactions that are non-routine and non-recurring. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the end of the period covered by our Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011 as the material weakness identified as of June 30, 2010 still exists.

Changes in Internal Control over Financial Reporting

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, management has been undertaking improvements in our internal control over financial reporting and our accounting procedures and practices generally. Specifically:

•	We hired an external candidate for the newly created Senior Vice President and Controller position who has extensive experience with the technical accounting skills required by K12;

•	We promoted several internal candidates to positions of increased responsibility and have improved processes and workflows;

•	Management has approved the addition of several new positions to our finance and accounting staff which we are in the process of filling from internal resources and outside recruitment efforts (including the possibility of using external staffing firms);

•	We have engaged a “Big Four” accounting firm to provide consulting services to our finance and accounting staff regarding process improvement opportunities, best practices and relevant training;

•	The initial phase of our Oracle enterprise system went “live” on April 1, 2011, a very important first step in the ongoing implementation of an enterprise-wide financial management solution to improve our overall accounting function;

•	We are arranging for additional internal training of our finance staff as to GAAP requirements and SEC guidance in connection with accounting for complex, non-routine and non-recurring transactions; and

•	We outsourced our internal audit department to a third party provider.

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

During the nine months ended March 31, 2011, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting that occurred during our last fiscal quarter has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. On April 1, 2011, the Company completed the initial step in a multi-phased implementation of an Oracle ERP accounting system, when the system went “live”. Certain modules and functionality will be phased in over the remainder of the year. Additional business units and subsidiaries are expected to fully implement the Oracle ERP system over the next nine months, and additional modules will be implemented throughout the Company over the next nine months. Notwithstanding such efforts, the material weakness related to our accounting for complex transactions that are non-routine and non-recurring described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. The outcome of these proceedings is not expected to have a material adverse effect on the financial condition or results of operation of the Company.

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KCDL which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. On October 4, 2010, defendants filed a motion to dismiss plaintiff’s amended complaint. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify us for any liability, including rescission. In addition, we obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on our financial condition or results of operations or of any of our subsidiaries. On March 27, 2011, the court issued an Order Denying Defendant’s Motion to Dismiss Amended Complaint. Aventa Learning, Inc. et. al, v. K12 Inc. et. al. (Case No. C10-1022 JLR). Accordingly, the discovery process has commenced.

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

K12 INC.

/s/  RONALD J. PACKARD
Ronald J. Packard
Chief Executive Officer

Date: May 10, 2011

EXHIBIT INDEX

Number	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.