Form 10-K
period 2011-06-30
K12 INC
filed 2011-10-07
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300 Corporate Park Drive Herndon, VA 20171	(703) 483-7000 (Registrant’s telephone number,
(Address of principal executive offices) (Zip Code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange (NYSE)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $712,835,000.

The number of shares of common stock outstanding as of October 3, 2011: 36,278,564.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Form 10-K specific portions of its proxy statement for the registrant’s 2011 Annual Meeting of Stockholders.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (Annual Report) to “K12”, “K12”, “Company”, “we”, “our”, and “us” refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to: our potential inability to further develop, maintain and enhance our products and brands; the reduction of per pupil funding amounts at the schools we serve; reputation harm resulting from poor performance or misconduct by operators in any school in our industry and in any school in which we operate; challenges from virtual public school or hybrid school opponents; failure of the schools we serve to comply with regulations resulting in a loss of funding or an obligation to repay funds previously received; discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes; termination of our contracts with schools due to a loss of authorizing charter; failure to enter into new contracts or renew existing contracts with schools; risks associated with entering into and executing mergers, acquisitions and joint ventures; failure to successfully integrate mergers, acquisitions and joint ventures; inability to recruit, train and retain quality teachers and employees; uncertainty regarding our ability to protect our proprietary technologies; risks of new, changing and competitive technologies; and increased competition in our industry.

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

PART I

ITEM 1.    BUSINESS

This business overview is intended to assist in understanding our company, growth strategy, recent significant transactions, products and services, distribution channels and key functional areas.

•	Our Company — a description of our company, including operational and financial highlights for the year ended June 30, 2011

•	Our Growth Strategy — a discussion of the high level strategies we are pursuing to make our learning system universally available

•

Recent Acquisitions, Partnerships, Strategic Investments, and Equity Private Placement — a summary of recent significant transactions we completed to execute on our growth strategy and enhance our business

•	Products and Services — our educational philosophy and overview of our curriculum, online school platform, school management systems, and academic and management services

•	Distribution Channels — an overview of how we categorize and deliver our products and services to address our customers’ specific requirements

•	Our Market — a description of the education market and the competitive environment in which the Company operates

•	Key Functional Areas — an overview of our critical business functions including public affairs, marketing, operations and technology

Our Company

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $240 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are also expanding our offering of foreign languages with Middlebury Interactive Languages (MIL), our joint venture with Middlebury College. This year, we also expanded our international business by making an investment in a 20% ownership interest in Web International Education Group, Ltd., a company providing English instruction to young adults in China, and also are investing in the post-secondary market through Capital Education LLC, our wholly owned subsidiary.

Fiscal year 2011 was a transformational year for the Company. We increased revenues to $522.4 million, from $384.5 million, a growth rate of 35.9%. Organic revenue growth, or excluding revenues from acquisitions and new initiatives, was 23.7%. We made three acquisitions during the year that, combined, enhance our online public school offering and provide our Institutional Business and Private School distribution channels with meaningful scale. In aggregate, acquisitions contributed 10.4% to revenue growth in fiscal year 2011. We also launched several new initiatives including MIL, Capital Education, and the management of two new facility-based learning programs. These initiatives contributed 1.8% to revenue growth. New distribution channels now position us to achieve diversified sources of revenue. In addition, through our organic development efforts and acquisitions, we have amassed a library of over 600 electronic courses spanning all grades K-12.

While our organic revenue growth was profitable, we incurred substantial expenses related to acquisition transactions and integration activities and incurred operating losses in our new initiatives. In addition, we incurred expenses related to infrastructure enhancements, primarily financial systems and process improvements, which will allow us to support our planned future growth. As a result of these activities and initiatives, in fiscal year 2011 operating income declined to $24.2 million, from $35.5 million, a decrease of 31.8%, net income to shareholders declined to $12.8 million, from $21.5 million, a decrease of 40.5% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in Item 6., Selected Financial Data), increased to $67.1 million, from $61.2 million, an increase of 9.6%.

As with a traditional public school, a virtual public school or hybrid school must comply with state education regulations. The fundamental difference between traditional public schools and virtual public schools is that students attend virtual public schools and hybrid schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. As of 2011, the majority of states have embraced virtual public schools or hybrid schools as a means to provide families with a publicly-funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or attending a private school is not an option, virtual public schools and hybrid schools can provide a compelling choice. From an education policy standpoint, virtual public schools and hybrid schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average as reported by the U.S. Department of Education. Finally, because parents are not required to pay tuition to attend a public school, virtual public schools and hybrid schools make our learning system an attractive alternative within the public school system.

Our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from individual courses to complete turnkey online schools, are offered to our charter school, school district and private school partners. Virtual public schools and hybrid schools under turnkey management contracts (Managed Schools) accounted for approximately 85% of our revenue in fiscal year 2011. For the 2011-12 school year, we will manage schools in 29 states and the District of Columbia. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we have added iQ Academies and now manage these programs in five states where we also manage other virtual public schools. These managed schools generally are able to enroll students on a statewide basis. We are serving a growing number of hybrid schools, the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction.

We are serving a growing number of schools and school districts enabling them to offer our course catalogue to students either full-time or on an individual course basis. We have established a dedicated sales team to focus on this sector and, through our acquisition of KCDL in July 2010 and The American Education Corporation (AEC) in December 2010, we increased the size and expertise of our sales team, added a reseller network, and expanded our course portfolio. The services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives or credit recovery options. For the 2010-11 school year, we served school districts or individual schools in all 50 states.

We manage three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to offer students worldwide the same full-time education programs that we provide to the virtual public schools and hybrid schools we manage, including the option to enroll in individual courses. This school is organized as a private international school and enrolled students can interact with their classmates from more than 60 countries. Through our acquisition of KCDL, we have added The Keystone School, a private school that has been serving students for over 35 years and offers online and correspondence courses. In January 2011, we announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The program offers our college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. In April 2011, we acquired the operations of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation.

We provide educational services to post-secondary institutions through our subsidiary, Capital Education LLC. Programs are designed for colleges and universities seeking to build or expand their online presence. Our services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

We made an investment for a 20% ownership interest in Web International Education Group Ltd. (Web), a provider of English language training in China. This strategic investment also gives us the option to acquire the remainder of the company within a period of five years. Web serves learners of all ages including university students, government workers, and employees of international companies. Web currently has an extensive network of learning centers throughout China. The investment will primarily be used by Web to expand its learning center network into more cities in China. Web education centers are outfitted with learning labs that include modern computer terminals and internet connections. Students can access our curriculum and other electronic learning resources from the Web centers.

Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction so as to maximize their child’s potential. Examples include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a “one size fits all” traditional classroom; (ii) safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students with geographic or travel constraints; and (v) student-athletes and performers who are not able to attend regularly scheduled classes. Our individualized learning approach allows students to optimize their academic performance and, therefore, their chances of achieving their goals.

Our Growth Strategy

We believe our strengths in developing engaging and effective curriculum and providing technology-based services provide us with a sustainable competitive advantage to serve the increasing demands for online education. Our growth strategy consists of leveraging the investment we have already made in our curriculum and learning system to serve adjacent markets and to diversify our risk profile. This strategy consists of the following components:

Increase Enrollments at Existing Virtual Public Schools and Hybrid Schools.    In the 2011-12 school year, we will manage virtual public schools or hybrid schools in 29 states. We plan to continue to drive increased enrollments at these schools through targeted marketing efforts and referrals. In a number of states where we contract with virtual public schools and hybrid schools, regulations limit student enrollment or enrollment growth. We intend to work with schools, legislators, state departments of education, educators and parents to find solutions that will remove enrollment restrictions and allow access for every child.

Expand Virtual Public School and Hybrid School Presence into Additional States.    The flexibility and comprehensiveness of our learning system allows us to efficiently adapt our curriculum to meet the individual educational standards of any state with minimal capital investment. We will continue to assist states in establishing virtual public schools and hybrid schools and to contract with them to provide our curriculum, online learning platform and related services.

Accelerate Sales to Schools and School Districts.    We have increased our distribution capacity to schools and school districts by direct hiring of additional sales representatives, acquiring a sales team through our acquisition of KCDL and acquiring distributor relationships through our acquisition of AEC. We intend to combine these resources to increase sales in this distribution channel.

Add Enrollments in our Private Schools.    We currently operate three different online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness and through targeted marketing programs.

Pursue International Opportunities to Offer Our Learning System.    In addition to our Middle East joint venture created in 2008, we believe our investment in Web International Education Group, Ltd. provides us with a foundation to offer our educational products and services to students in the large and growing Chinese education market. We also believe there is strong worldwide demand for high-quality, online education from U.S. families living abroad, expatriate families and foreign students who seek a U.S.-style of education, and the schools and school systems that serve them in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning system ideal for use internationally.

Develop Additional Channels Through Which to Deliver our Learning System.    We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, hybrid classroom models, supplemental educational offerings, and individual products packaged and sold directly to parents and students.

Pursue Strategic Partnerships and Acquisitions.     We operate a joint venture with Middlebury College, known as Middlebury Interactive Languages LLC (MIL), to develop online foreign language courses. We intend to pursue additional opportunities with highly-respected partners like Middlebury College where we can be a valued added partner by leveraging our expertise in curriculum development and educational services to serve more students. For example, our partnership with Blackboard Inc. provides our unique developmental math and English courses to students in higher education institutions. We will also continue to pursue acquisitions at attractive valuations that complement our existing educational offering and business capabilities.

Recent Acquisitions, Partnerships, Strategic Investments, and Equity Private Placement

During the last 18 months, we completed several strategic transactions to accelerate our growth, expand our course catalogue and service offering, extend our distribution capabilities, and strengthen our balance sheet. With these initiatives, we continue to execute our growth strategy and to scale our business even further.

Formation of Middlebury Interactive Languages LLC

In April 2010, we formed a joint venture with Middlebury College, known as MIL, to develop online foreign language courses. We contributed substantially all of the assets in our Power-Glide Language Courses Inc. (Power-Glide) subsidiary, along with certain intellectual property licenses and cash for a 60% interest in the joint venture. As a majority-owned subsidiary, we consolidate the financial statements of MIL into our financial statements. Middlebury College contributed a license to use its school name, its Middlebury-Monterey Language Academy (MMLA) business and cash for a 40% interest in the joint venture. We offer these MIL courses in our virtual public schools and hybrid schools and to school districts and believe they have wide applicability in online learning. MIL creates innovative, online language programs for pre-college students and leverages Middlebury College’s recognized experience in foreign language instruction and our expertise in online education. Language faculty from Middlebury collaborates with MIL to develop and manage the academic content of the Web-based language courses. The new courses use features such as animation, music, videos and other elements that immerse students in new languages. The first courses completed include beginner French and Spanish for high school students. The joint venture also plans to expand MMLA to include a language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German, Italian and Spanish at its summer four-week residential sessions held at college campuses.

Acquisition of KC Distance Learning, Inc.

In July 2010, we acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. In January 2011, we held a Special Meeting at which our common stockholders approved conversion and voting rights for the holders of the Series A Special Stock. As a result, the holders now have the right to convert those shares into common stock on a one-for-one basis and to vote on all matters presented to K12 common shareholders, other than for the election and removal of directors, for which the holders have no voting rights unless converted to common.

KCDL included three distribution channels that overlap with our existing operations: Aventa Learning (online curriculum and instruction), The Keystone School (international online and correspondence private school), and the iQ Academies (statewide virtual public charter schools for middle and high school). Aventa Learning offers to schools and school districts over 140 core, elective and advanced placement (AP) courses in grades 6-12, from credit recovery courses to full-scale virtual school programs, as well as instructional services. Aventa Learning is accredited by the Northwest Association of Accredited Schools (NAAS). The Keystone School is an online private school for middle and high school students, which is also accredited by the NAAS. It was established in 1974 and has served over 250,000 students around the world. The school enrolls both full-time and part-time students and its course offerings are supported by certified teachers. The iQ Academies are statewide online public schools that partner with school districts or public charter schools to serve middle and high school students. iQ Academies currently operate in California, Kansas, Minnesota, Washington, and Wisconsin.

Formation of Capital Education LLC

In July 2010, we acquired certain assets, including a catalog of over 200 courses and eight issued patents, of Cardean Learning Group LLC through a subsidiary, Capital Education LLC, a provider of online services to post-secondary institutions. The programs offered by Capital Education are designed for colleges and universities seeking to build or expand their online presence, and we have already executed contracts with three universities. Services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

Partnership with Blackboard Inc.

In October 2010, we announced a partnership with Blackboard Inc. (Blackboard) to develop a solution that delivers our adaptive courses through Blackboard Learn, Blackboard’s leading online teaching and learning platform. The combination is intended to reduce the cost of delivering remediation instruction while enabling community colleges and higher education institutions to offer a wider range of both self-paced and teacher-led online programs.

Acquisition of The American Education Corporation

In December 2010, we acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $24.5 million, after certain adjustments. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instructional and curriculum used by school districts all over the country.

Investment in Web International Education Group, Ltd.

In January 2011, we invested $10 million in cash in Web International Education Group Ltd. (Web). This strategic investment gives us a 20% minority interest in Web, with the option to acquire the remainder of the company within a period of five years. Web is a provider of English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers throughout China. The proceeds of the investment are intended to be used to expand Web’s learning center network into more cities in China. Web centers include learning labs that are outfitted with modern computers and connections to the internet. They can be used to access our curriculum products and other electronic educational services.

Creation of the George Washington University Online High School

In January 2011, we announced the creation of a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The online school will cooperate extensively with the George Washington University School of Education to define academic programs and teaching methodologies. The program includes extensive college and career counseling that is unique among online high-school programs.

Acquisition of International School of Berne

In April, 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. Our purchase provided us with the right to operate IS Berne and substantially all of its assets excluding real estate.

Investment by Technology Crossover Ventures in K12 Inc.

In April 2011, we completed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to Technology Crossover Ventures (TCV). The proceeds of $125.8 million are unrestricted and may be used for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors (Board) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, we granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. In addition, TCV was granted the right to demand registration of the shares of restricted Common Stock it acquired in the transaction.

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts of Kaplan Virtual Education (KVE), a subsidiary of Kaplan, Inc. KVE assets included online public schools in eight states serving students in grades 6-12. KVE also operated three online private schools serving similar grades. The acquisition will allow us to serve more students with multiple curriculum platforms, leverage the Insight School brand to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. Kaplan K-12 assets are being integrated with our online charter school and private school operations. As part of the acquisition agreement, Kaplan Inc. has agreed not to engage in similar efforts in the K-12 marketplace for a period of 3 years.

Products and Services

Educational Philosophy

With the acquisition of several product portfolios, our focus is on offering best in class solutions for our customers at each entry point in the market. As we work on integrating these portfolios into our content management system, we will upgrade them so that they adhere and reflect the relevant aspects of our educational philosophy and guiding principles. We intend to leverage these portfolios across our educational solutions and distribution channels.

For our K12 branded offering, the design, development and delivery of our products and services, or learning system, are grounded in the following set of guiding principles:

•

Apply “Tried and True” Educational Approaches for Instruction.    Our learning system is designed to utilize both “tried” and “true” methods to drive academic success. “True” methodologies are based on cognitive research regarding the way in which individuals learn. We also supplement our learning system with teaching tools and methodologies that have been tested, or “tried,” and proven to be effective. This “tried and true” philosophy allows us to benefit from both decades of research about learning and effective methods of teaching.

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

•

Base Learning Objectives on “Big Ideas.”    We refer to “big ideas” as the key, subconscious frameworks that serve as the foundation to a student’s future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist’s understanding of quantum mechanics; therefore, we teach 1st graders the fundamentals of waves. We use these “big ideas” to organize the master objectives of every course we develop.

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

•

Facilitate Flexibility to Accommodate Variances in Ability.    We believe that each student should be challenged appropriately. Generally, adequate progress for most students is to complete one academic year’s curriculum within a nine-month school year. Each individual student may take greater or fewer instructional hours and more or less effort than the average student to achieve this progress. Our learning system is designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

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

Our Products

Curriculum

K12 now has the largest digital curriculum portfolio for the K-12 online market. The K12 curriculum consists of the online lessons, learning kits and lesson guides. We offer an extensive catalogue of proprietary courses designed to teach concepts to students from kindergarten through 12th grade, as well as curriculum for use in post-secondary online programs. A single year-long K-12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. With the acquisition of the curriculum portfolio of KCDL (Aventa), The American Education Corporation (A+), and Kaplan Virtual Education (Virtual Sage and Insight), we now have over 600 courses across elementary, middle, and high school, including world languages (123 K-8 core courses and 493 high school courses). This combined portfolio contains over 66,000 unique hours of instructional content (of which over 16,000 instructional hours are new for School Year 2011-2012) and over 700,000 engaging media modules.

Online Lessons.    Our K12 online lessons or curricula are accessed through a proprietary Online School (OLS) platform for K-8 students and the eCollege platform for high school students, as well as a number of other common industry platforms for students who access Aventa and A+ curricula. Each online lesson provides the roadmap for the entire lesson including direction to specific online and offline materials, online lesson content and a summary of the major objectives for the lesson. Lessons utilize a combination of innovative technologies including flash animations, audio, video and other online interactivity, educational games, coordinated textbooks and hands-on materials and individualized feedback to create an engaging, responsive and highly effective curriculum. Each lesson also contains an online assessment to ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assessment, are also included.

Learning Kits.    Many of our courses utilize a series of learning kits in conjunction with the online lessons to help maximize the effectiveness of our learning system. In addition to receiving access to our online lessons through the Internet, each student receives a shipment of materials, including award-winning textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials which are incorporated throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate in our learning system. Most of the textbooks we use are proprietary textbooks that are written to be engaging to students and to complement the online experience. Through fiscal year 2011, we have also converted 21 K12 textbooks across 35 courses into an electronic format enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials is a competitive advantage.

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

The first phase of our K12 2nd generation Elementary Language Arts program is designed to deliver increased interactivity and make instruction even more engaging while integrating rewards, interactive practice, and a virtual world. Our Fundamentals of Geometry and Algebra course completes our proprietary K-8 Math offering. These courses support students at various skill levels via targeted, timely remediation, embody the Common Core State Standards, and include significant media integration. In addition, the flexibility of our learning system allows us to tailor our curriculum to state specific requirements. For example, we have developed 44 courses specifically created for the public school standards in 11 states. In addition to the ongoing evolution of our K-5 Math+ program, we have also created over 80 custom Math+ sequences to serve specific state needs. We continued the migration of K12 K-8 courses from our legacy Content Management System (CMS) to our new, proprietary CMS.

High School Courses

The curriculum available to students in each of the high school grades is much broader and varies from student to student, largely as a result of the increased flexibility in course selection required for high school students. Public Speaking, AP Biology and AP World History highlight the list of new high school course offerings this year. Students also are able to select from a wide range of electives. We have also created alternate kit-free Science labs for all formerly kit-based High School Science labs in order to provide a more flexible and robust lab program across our Physical Science, Earth Science, Biology, Chemistry, and Physics courses. While providing schools with additional materials flexibility, this new approach to science labs integrates diverse modalities into our science curriculum and promotes conceptual mastery. Our proprietary core curriculum accounts for approximately 90% of our high school course enrollments.

Aventa and The Keystone School Curriculum.    With our acquisition of KCDL, we also offer curriculum marketed under the Aventa and The Keystone School brand names. The Aventa curriculum development team has been fully integrated into our Product Development organization, improving efficiency in the use of resources and course capabilities.

Aventa courses are written to national academic standards and each of Aventa’s 22 AP courses has been reviewed and approved by The College Board. Aventa’s Online Courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified high school instructors. Aventa classes are primarily delivered over the Internet and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into Aventa’s product development.

Students with different learning styles, post-high school plans and diverse educational backgrounds enroll in The Keystone School. Most students seek to earn a high school diploma, but many enroll in supplemental courses and transfer the credits they earn to their resident high school. Keystone’s classic high school program, known as Keystone Independent is for students in grades 9-12 who excel in an independent learning environment and students with parents taking an active role in their child’s education. More than 80 courses are available in this program both online and in printed correspondence formats. Keystone’s newest program, known as Keystone Comprehensive is for students in grades 11-12 seeking additional support, interaction and feedback to help them succeed. More than 50 online courses, including exclusive college preparatory courses, are available in this program.

A+ With the acquisition of The American Education Corporation, we have gained the A+ courseware which is currently in use in over 5,000 public and private K-12 schools, charter schools, colleges, correctional institutions, centers of adult literacy, military education programs, and after-school learning centers. The A+nyWhere Learning System provides an integrated offering of instructional software and assessment for Reading, Mathematics, Language Arts, Science, Writing, History, Government, Economics and Geography for grade levels K-12. In addition, AEC provides assessment testing and instructional content for the General Educational Development (GED) test. AEC products are designed to provide for LAN, WAN and Internet delivery options and support Windows and Macintosh platforms. Spanish-language versions are available for Mathematics and Language Arts for grade levels 1-6.

Kaplan Virtual Education.    Through the acquisition of the Kaplan Virtual Education assets including Virtual Sage and Insight, we have gained 137 unique courses, 230 semesters of content, and more than 6,000 lessons of content. This asset acquisition expands our ability to offer an array of online curriculum for a wide range of school solutions.

Middlebury Interactive Languages.    We offer online foreign language courses and summer foreign language instruction programs through our joint venture with Middlebury College, Middlebury Interactive Languages LLC. In addition to our existing powerspeak12 language courses, this venture offers innovative, online language programs for pre-college students. The new courses use instructional tools such as animation, music, videos and other elements that immerse students in new languages. Beginner French and Spanish for high school students are now available and additional courses are in development. The joint venture will also expand the Middlebury-Monterey Language Academy (MMLA), a foreign language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German, Italian and Spanish at its four-week summer residential sessions at multiple college campuses.

Innovative Learning Applications

In order to continue to enhance the user experience and instructional methods of our learning system, we strive to develop new technologies and learning applications and adapt our curriculum to new technology devices and platforms.

•

Mobile Learning:    We have created tools that allow for more rapid mobile and tablet development across platforms for deeper market penetration. More than 12 mobile applications were delivered in 2011 with over 160,000 downloads since 2010. We continue to deploy innovative educational tools for the mobile environment. With the explosion of mobile devices, our mobile applications will create the ability for a student to learn “on-the-go,” allowing for more continuous learning and mastery of content. We offer applications for the iPhone, Android phone, and Android tablet marketplaces, adapting many of our award-winning curriculum features for the mobile application space.

•

Interactive Games:    An active educational games initiative is delivering new methods for teaching, practice, and review of K-12 concepts using a variety of game types and features, e.g. narrative/immersive styles, in-game methods for motivation such as rewards, persistent data, complex algorithms, etc. These games make use of extensive research and educational best practices, as well as address targeted learning objectives and common misconceptions. We have delivered seven interactive games during fiscal year 2011 and an innovative review and practice portal called Noodleverse. Noodleverse includes over 1,200 activities and is designed for K-2 families in conjunction with the new Language Arts program. Currently, several other game projects are underway.

•

Virtual Labs:    We have delivered alternatives for customers who desire different materials-related strategies. This includes converting over 55 existing materials-based high school Science labs into highly interactive Virtual Labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school Chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

•

Engaging Videos:    We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. Multimedia is not applied gratuitously, but is specifically targeted as appropriate for the subject matter. For example, our video on photosynthesis, for high school Biology, allows students to witness the set up, procedure and data in a classic experiment in which an aquatic plant is subject to light and produces oxygen bubbles. The clarity of the video and the presentation to the student of real data (which they then use in their analysis) makes this video lab a multimedia experience that is coupled with a scientific method.

•

eBook & Digital Book Distribution:    Through fiscal year 2011, we have converted 21 K12 textbooks across 35 courses into an electronic format, including textbooks, reference guides, literature readers, and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student’s reading experience, reinforce the student’s learning approach, and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (Kindle, Nook, etc.).

Online School Platform — Learning Management System

For our K12 curriculum customers, we launched a learning management system, our Online School (OLS) platform for the 2010-11 school year. The new OLS is a significant step forward in our ongoing effort to provide the most engaging and productive learning experience for our students and customers. The new platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, as well as our progress tracking tool which serves a key role in assisting parents and teachers in managing each student’s progress. The new OLS is also the central structure through which students, parents, teachers and administrators interact using Kmail and Class Connect (our integrated synchronous session scheduler). Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection. We license a third-party learning management platform for use in our high school program.

•

Lesson Planning and Scheduling Tools.    In a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying during the winter holidays to take time off during the spring, or a student who chooses to complete two math lessons a day for the first month of the school year and delay art lessons until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS. Unlike a traditional classroom education, our learning system offers the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child’s needs.

•

Progress Tracking Tools.    Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data is transferred to our proprietary management system for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention equal to student needs.

•

Assessment Tracking Tools:    Meaningful assessment and feedback are critical to efficient and successful learning. Assessments embedded into our lessons help the parent, teacher, and student verify that the student is achieving important learning objectives. A student does not progress to the next lesson in a course until he has mastered the assessment at the end of the previous lesson. Teachers can easily view assessment data for their students in the OLS so that they can proactively provide additional instruction to students when needed. Our assessment tools also help us improve the program by providing information on the effectiveness of specific instructional activities and the curriculum.

Our program makes use of a variety of formative and summative assessment instruments:

•	Lesson assessments are used to verify mastery of the objectives for that lesson and to determine whether further study of the lesson is necessary.

•	Unit assessments show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before moving on.

•	Semester assessments verify student mastery of key learning objectives for the semester.

Independent third-party assessments are used in most of our managed schools to pinpoint specific individual student strengths and weaknesses relative to state content standards. These results enable the teacher to develop a highly-personalized individual learning plan for each student. Students are tested via an online, adaptive test at the beginning and end of the school year to provide a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

The Student Administration Management System (SAMS) is our proprietary Student Information System. SAMS is integrated with the OLS and several other proprietary systems including our Online Enrollment System that allows parents to complete school enrollment forms online and our Order Management System (OMS) that generates orders for learning kits and computers to be delivered to students. SAMS stores student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. In 2008, we launched TotalView, a suite of online applications that provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView includes a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year’s performance on state tests. TotalView also includes Kmail, our internal communications system. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students. In 2009, TotalView was enhanced to include an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past two school years, we have enhanced TotalView with additional functionality to better support the operation of the virtual public schools and hybrid schools.

Student Community Tools

We place a strong emphasis on the importance of building a sense of community in the schools we manage. We offer tools that foster communication and interaction among families and school personnel within schools and across the larger K12 community. In the fall of 2008, we launched thebigthinK12, online community for enrolled high school students (age 13 and over), parents, teachers, school administrative staff and our staff. Among the many activities, schools share announcements, calendars and important documents with families, while students participate in online clubs with students from around the world. Built using a third party platform, thebigthinK12’s capabilities include discussion boards, blogs, collaborative documents, document sharing, calendars, RSS feeds, polls, profiles and private messaging. The community is also professionally monitored by an independent third party. The Parents’ Lounge, added in July of 2010, provides an extension of the community where parents share support and resources with other parents who have common needs and interests, find K12 families near them, and collaborate with teachers and parents on how to make the most of a K12 education.

Our Services

We provide a wide array of services to students and their families as well as directly to virtual public schools, hybrid schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

Teachers and Related Services.    Teachers are critical to the educational success of students in schools. Teachers in the virtual public schools and hybrid schools that we manage are often employed by the school, with the ultimate authority over these teachers residing with the school’s governing body. Under our service agreements, we often recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual public schools and hybrid schools that we manage.

We use a rigorous evaluation program for making hiring recommendations to the schools we serve. We generally recruit teachers who, at a minimum, are state certified and meet each state’s requirements for designation as a “Highly Qualified Teacher,” and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual public school or hybrid school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual public school or hybrid school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families. We assess these teacher characteristics using a customized online assessment as part of the hiring process.

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

Gifted and Special Education Services.    We believe that our individualized learning system is able to effectively address the educational needs of gifted and special education students because it is self-paced and employs flexible teaching methods. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual public school or hybrid school environment and who oversees the special education programs at the schools we serve. We direct and facilitate the development and implementation of “individualized education plans” for students with special needs. Our special education program is compliant with the Federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher who arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support gifted and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities both at the school and national level. Gifted students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities. In addition, parent sessions allow for the discussion of topics specific to parents of advanced students.

Supporting At-Risk Learners.    We have a commitment to closing the achievement gap for those students who enter our virtual public schools or hybrid schools behind their same-age peers. To that end, we conduct both summative and formative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of those supports. Student growth and progress is reported to administrators, teachers, parents and students regularly.

Student Support Services.    We provide students attending virtual public schools or hybrid schools that we manage and their families with a variety of support services to ensure that we effectively meet their educational needs and goals. We offer support to address any questions or concerns that students and their parents have during the course of their matriculation. We plan and coordinate social events to offer students opportunities to meet and socialize with their school peers. Finally, in connection with our high school offering, each student is assigned a homeroom teacher, an advisor and/or a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management Services

Turnkey Services.    For most of our statewide virtual public schools and hybrid schools, we provide turnkey management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and provision of curriculum, equipment and required services. In 2007, the Commission on International and Trans-regional Accreditation (CITA), a leading worldwide education accreditation agency, thoroughly evaluated our school management services and we ultimately received its prestigious accreditation. CITA has since been absorbed by AdvancED, the parent company of North Central Accreditation Association Commission on Accreditation and School Improvement (NCA CASI) and Southern Association of Colleges and Schools Commission on Accreditation and School Improvement (SACS CASI), with our full corporate accreditation transferring to AdvancED.

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

Facility, Operations and Technology Support Services.    We generally operate administrative offices and all other facilities on behalf of the schools we manage. We provide these schools with a complete technology infrastructure. In addition, we provide a comprehensive help desk solution for students and school staff to address their computer or other technical issues.

Human Resources Support Services.    We are actively involved in hiring virtual public school and hybrid school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our learning system to identify the attributes desired in future new hires. While many schools employ teachers directly, we also help negotiate and secure employment benefits and payroll services for school staff on behalf of the schools and administer employee benefit plans for school employees. Additionally, we assist the schools we serve in drafting and implementing administrative policies and procedures.

Distribution Channels

We distribute our products and services to virtual public schools, hybrid schools, traditional schools, school districts, private schools, public charter schools, and directly to consumers primarily in the U.S. We are also expanding internationally and developing other programs. We have substantially combined the functional capabilities of our acquired and organic assets into an integrated marketing, sales and service organization aligned with our distribution channels. Additionally, we are well underway in combining the unique capabilities of our portfolio of content and technology assets to develop new, comprehensive solutions that address the emerging needs of students, parents, teachers and administrators both in the US and abroad. The table below summarizes the funding source, function and current scale of these channels for fiscal year 2012. Funding is defined as public (state, local, and/or federal) or private (individual or non-public).

	Funding	Function	Scale
Online Public Schools	Public	Manage	29 states
(e.g. Virtual Charter Schools & Hybrid Schools)
Institutional Business	Public & Private	Vendor	50 states
(e.g. Sales to School Districts, Public Schools, Private Schools)
Online Private Schools (K12 International Academy, GWUOHS, Keystone)	Private	Manage	3 proprietary schools with students in 80 countries

Consumer Sales (e.g. home schoolers and supplemental course sales)	Private	Retailer	50 states & worldwide

Post-secondary	Public & Private	Vendor	3 universities
(Capital Education)

International Channels	Private	Vendor	45 countries
(e.g. school associations)

Virtual Public Schools and Hybrid Schools

We derive most of our revenues from virtual public schools to which we provide access to our course catalogue, student computers and a variety of management, technology and academic support services. In these schools, students attend class primarily over the Internet with offline learning materials instead of traveling to a physical classroom. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. For parents who believe their child is not thriving in their current public school and for whom relocating or private school is not an option, or for students and families who require time or location flexibility in their schooling, virtual public schools and hybrid schools can provide a compelling choice.

For the 2011-12 school year, we will provide turnkey management services to virtual public schools or hybrid schools (Managed Schools) in 29 states. For these schools, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. In July 2010, through our acquisition of KCDL, we have added the iQ Academies and currently manage statewide virtual public schools in five states where we also manage other schools.

A hybrid school is a virtual public school that combines online and face-to-face instruction. Hybrid schools are designed to have a mixture of online and traditional instruction for students. In contrast to a typical school, hybrid schools can provide a greater array of available courses, increased opportunities for self-paced, individualized instruction, and greater scheduling flexibility. Hybrid schools bring students and teachers together more often than a purely online program. We manage hybrid schools in California, Illinois, Indiana and Hawaii. Examples of different types of hybrid schools we manage are as follows:

Chicago Virtual Charter School:    In partnership with Chicago Public Schools, we launched this hybrid program for the 2006-07 school year and we now serve students in grades K-8 and high school. Students enrolled in this program get the full benefits of our online offering and also participate in classes with their teachers and classmates at a learning center one or more days a week.

The Hoosier Academies:    This program was authorized in Indiana by Ball State University in 2008 and serves students in grades K-8 and high school. Students attend a learning center in Muncie or Indianapolis one or two days a week to complement our online offering. At the learning center, teachers and students meet for instruction, discussion and lessons. Sessions at the learning center may utilize our curriculum on interactive whiteboards for an engaging learning environment.

SF Flex:    SF Flex is a unique school model we launched in Fall 2010. In this program located in downtown San Francisco, high school students attend a learning center five days a week. It leverages all the capabilities of a virtual school with the advantages of a safe, supervised environment. The model is designed to allow students to access and engage their individualized online lessons in an open study lab. The school is staffed with teachers and support staff that engage the students individually or in small group study breakout sessions.

Schools and School Districts (Institutional Business)

We are serving a growing number of institutions enabling them to offer our products and services to their students, usually in the form of an array of full-time virtual programs, semester courses and supplemental solutions, teacher training, teaching services, and other support services. These institutions include public schools, school districts, private schools and charter schools.

We have a dedicated sales team to focus on this sector and have increased the size and expertise of this distribution channel with our acquisition of KCDL and AEC. Our sales team is focused on geographic regions and is supported by our call center, marketing resources, and a dedicated client services team. With our acquisition of AEC, we gained access to a reseller network that includes more than 15 independent distribution partners.

We provide a continuum of offerings that range from full-time, turnkey online programs, to blended programs, to individual course and credit recovery solutions. We make available our complete K12, Aventa, A+

and MIL course catalogues. For example, our foreign language offering, powerspeaK12 and our Aventa AP courses are popular choices for districts seeking to broaden their course catalog. We expect further expansion of the foreign language business through our joint venture, Middlebury Interactive Languages.

For the 2010-11 school year, we served school districts or individual schools in all 50 states, including those where the regulatory environment restricts or prohibits state-wide online programs. Based upon school districts’ and academic administrators’ growing acceptance of online learning and desire for cost efficient educational solutions, we believe that the direct-to-district distribution channel offers further growth potential.

Private Schools

We operate the K12 International Academy, an online private school that serves students in the U.S. and throughout the world. Through K12 International Academy, students may study in an academic program that ultimately leads to an accredited high school diploma. Students may also enroll part-time. The school utilizes the same curriculum, systems, and teaching practices that we provide to the virtual public schools and hybrid schools we manage in the U.S. In addition, this school provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers from over 60 countries. The school is accredited by the Southern Association of Colleges and Schools (SACS) and AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

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

In January 2011, we announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities.

In April 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne), a traditional school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation.

Consumer

Our curriculum is sold to customers who desire to educate their children outside of the public school system or to supplement their child’s existing public school education. Customers of our consumer product have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child’s needs. Typical applications include summer school course work, home schooling and a means to experience our approach to online education prior to enrolling in a virtual public school or hybrid school.

Post-secondary

We provide online services to post-secondary institutions through Capital Education. The programs are designed for colleges and universities seeking to broaden their reach and build or expand their online presence by leveraging our extensive catalog of over 200 courses. Services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration. We currently provide services for multiple programs at three universities in the United States. We will continue to add programs for existing clients and add new clients over the coming years to not only serve higher education, but also expand higher education opportunities for high school students in our public and private virtual programs.

We also deliver our curriculum to address the remediation needs of higher education institutions with a partnership with Blackboard Inc. We deliver our adaptive courses through Blackboard Learn, the leading online teaching and learning platform. The combination will reduce the cost of delivering remediation opportunities while enabling higher education institutions to offer a wider range of both self-paced and teacher led opportunities online.

International

Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our principal customers are expatriate families and foreign students who wish to study in English. We currently operate a school in Dubai to reach and support students in the Gulf Cooperating Countries. We operate this through a joint venture with a local partner. In fiscal year 2010, we opened an office in Singapore to provide customer support services for our K12 International Academy program in Asia. Further expansion in Asia was made in fiscal year 2011 with our strategic investment in Web. We also acquired a private World IB school in Berne, Switzerland to extend our footprint into Europe. Moreover, we have entered into partnerships with English-speaking international private schools in other countries to enhance their offerings with our high school courses accompanied by teacher support. Upon completion, students receive a transcript from the K12 International Academy, an accredited school, indicating the completion of courses that help them meet their local graduation requirements.

Other Programs

To allow us to meet the needs of more students, we have applied our curriculum and management services in different academic settings.

Brick and Mortar Classroom Pilots:    By the close of fiscal year 2011, we had piloted select grades and subjects of our curriculum in traditional brick and mortar classrooms in many states. These programs utilize a projector and interactive whiteboard with our curriculum and emphasize our math, science and technology and may also offer our art and history courses. The result is an engaging, interactive lesson environment for students. Additionally, many district customers use our curriculum and instructional services to supplant or supplement the traditional brick and mortar classroom model using a variety of technology solutions. These pilots inform our own brick and mortar solutions development including textbook replacement strategies. Although our in-class offering business is still in a developmental stage, we believe that this distribution channel can become an important part of our Institutional Business.

Our Market

Through our many distribution channels, we serve the US market for K-12 education and are expanding our offerings internationally. The U.S. market for K-12 education is large and the acceptance of online learning continues to grow. For example

•

According to the National Center for Education Statistics (NCES), a division of the U.S. Department of Education, approximately 50 million students attended K-12 public schools during the 2010-11 school year. In addition, according to National Home Education Research, approximately two million students are home schooled and, according to the NCES, approximately six million students are enrolled in private schools. Many of these students will take an online course and a small percentage will enroll in a full-time online program.

•	According to the NCES, the public school system alone encompassed more than 98,000 schools and approximately 14,000 districts during the 2008-09 school year.

•	The NCES estimates that total spending in the K-12 market was $650 billion for the 2009-10 school year.

•

According to the International Association for K-12 Online Learning (iNACOL), as of August 2010, 48 states had established a significant form of online learning initiative. Also according to iNACOL, in 2010, over 4 million K-12 students participated in a formal online learning program, online learning enrollments are growing by 46% a year and the growth rate is accelerating.

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

Many parents and educators are also seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1988 to provide an alternative to traditional public schools. Currently, there are over 5,000 charter schools operating in 41 states and the District of Columbia with an estimated enrollment of over 1.7 million students according to the Center for Education Reform. Similarly, acceptance of online learning initiatives, including not only virtual public schools but also online testing and Internet-based professional development, has become widespread. In addition, the current presidential administration has supported charter school growth by linking the removal of restrictions on the growth of charter schools to federal stimulus funding, including “Race to the Top” grants. As a result, many states that have placed enrollment caps or other limitations on charter schools, including online charter schools, are in the process of eliminating or revising such restrictions. In 2011, six states, Florida, Indiana, Michigan, Oregon, Tennessee, and Utah, passed legislation which expanded online learning opportunities.

Competition

We face varying degrees of competition from a variety of education companies because our learning system encompasses many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual public schools, hybrid schools and school districts. These companies include Advanced Academics (DeVry, Inc), Connections Academy, LLC (recently announced to be acquired by Pearson PLC), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc. among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Archipelago Learning, Inc., Compass Learning, OdysseyWare, Plato Learning, Inc., Renaissance Learning, Inc., and traditional textbook publishers include McGraw-Hill Companies, Pearson plc and Houghton Mifflin Harcourt. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.), and the National Connections Academy for online private school students. Additionally, we expect increased competition from charter school management organizations (CMOs), state-run online programs such as Florida Virtual-School, and post-secondary and supplementary education providers that have sought to establish a presence in the K-12 virtual school sector, including DeVry, Inc.

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

We are unable to provide meaningful data with respect to our market share. At a minimum, we believe that we serve the market for K-12 education, and in almost all jurisdictions, in which we operate, we currently serve far less than 1% of the public school students in the geographic area in which virtual school or hybrid school enrollments are drawn. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only the high school segment; others serve the elementary and middle school segment, and a few serve both. Furthermore, some school districts offer their own virtual programs. Parents in search of an alternative to their local public school also have a number of substitutable choices beyond virtual public schools or hybrid schools including private schools, charter schools, home schooling, and blended public schools. In addition, our integrated learning system consists of components that face competition from many different education industry segments, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning system is designed to operate domestically and internationally over the Internet, and thus the geographic addressable market is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Recruitment and Marketing

We seek to increase public awareness of the educational and fiscal benefits of full-time online and hybrid instructional models. We receive numerous inquiries from school districts, legislators, charter school boards, and community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development groups work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new jurisdictions.

Our student recruitment and marketing team is responsible for promoting our corporate brand; generating new student enrollments; managing the direct-to-consumer business; conducting market and customer research; defining, packaging and pricing our product offerings across distribution channels; and enhancing the experience of students and families enrolled in the schools we serve. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

Operations

The learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2011, we assembled approximately 5.1 million items into more than 480,000 kits.

Over our ten years of operation, we believe that we have gained significant experience in the fulfillment of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Through our fulfillment partner, we store our inventory, build our learning kits and ship the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

For many of our virtual public school and hybrid school customers, we attempt to reclaim any materials that are not consumed during the course of the school year. These items, once returned to our fulfillment center, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

Our fulfillment activities are highly seasonal, and are centered around the start of school in August or September. Accordingly, approximately 65% of our annual materials inventory is received between March and May and approximately 65% of shipments to customers occur between June and September.

In order to ensure that students in virtual public schools and hybrid schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the school in which they are enrolled.

Technology

Our online learning systems, along with our back office support systems are built on our proprietary Service Oriented Architecture (SOA) to ensure high availability and redundancy. The flexibility and security enabled by our SOA are the core principles of our systems’ foundation.

Service Oriented Architecture.    All of our systems leverage our SOA that is built on top of Enterprise Java. The SOA allows us to develop iterative solutions expeditiously to meet both present and future market needs. Our high availability and scalability are also facilitated by this architecture. The SOA also enables seamless integration with third-party solutions in our platform with ease and efficiency.

Availability and Redundancy.    Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our sophisticated network management capabilities, allows for additional hardware to be inserted into our network providing us with optimal scalability and availability as evidenced by our greater than 99% uptime with our ever growing user base. We regularly backup critical data and store this backup data at an offsite location.

Security.    Our security measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored.

Physical Infrastructure.    We utilize leading vendors including Cisco, F5, Oracle, Sun, Microsoft, Dell, Intel, and NetApp to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide robust, redundant network backbone, power, and geographically separated disaster recovery. In fiscal year 2011, a secondary data center, geographically separated from our primary, was setup with enterprise virtualization technology in support of future plans to operate as a business continuity site with secured near real time data replication and as a host to our production systems. We vigilantly monitor our physical infrastructure for security, availability, and performance.

Oracle eBusiness Suite.    In 2011, we commenced implementation of the Oracle eBusiness Suite to provide operational efficiencies and to support scalable, global growth across all departments and business lines. Deployed modules include: Core Financials (General Ledger, Accounts Receivable, Accounts Payable, Fixed Assets, Cash Management, AGIS), Manufacturing (Inventory, Cost Management, Bills of Material), Purchasing, iProcurement, iSupplier and iExpense. Our eBusiness Suite is hosted by Oracle OnDemand, a full-service data center with 24/7 support that includes site redundancy and disaster recovery services.

Other Information

Intellectual Property

Since our inception, we have invested more than $240 million to develop, and to a lesser degree, acquire our proprietary curriculum, education software and online learning systems. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the U.S. and overseas. Through acquisitions, we have also acquired curriculum, patents and trademarks that expand our portfolio of educational products and services. In addition, we continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, the virtual public schools, hybrid schools, traditional schools, school districts and private schools that we serve, individual consumers, contractors and other businesses and persons with which we have commercial relationships. We will also serve certain foreign jurisdictions from network servers located outside of those countries for additional physical protection of our intellectual property.

Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two patents as well as numerous pending patent applications. Further, two U.S. patents were recently issued for our systems and methods of online foreign language instruction. We also acquired eight issued patents in connection with our asset acquisition of the Cardean Learning Group LLC. Finally, we have submitted patent applications in the U.S. and in foreign countries for aspects of our basal science program and the second generation of our virtual school application.

We own the copyright to the lessons contained in the courses that comprise our proprietary curriculum and we continue to register this growing lesson portfolio with the U.S. Copyright Office. Through our acquisition of KCDL, we acquired copyright ownership of 140 Aventa courses, and through our acquisition of AEC and Kaplan, we acquired copyright ownership of 149 and 138 courses, respectively.

We have obtained federal and state registrations for numerous trademarks that are related to our offerings and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks. As a result of the acquisitions we have made, we also own U.S. and foreign trademarks and a portfolio of domain names.

We grant licenses to individuals to use our software in order to access our online learning systems. Similarly, schools are granted a license to use our online learning systems in order to access SAMS and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Employees

As of June 30, 2011, we had approximately 2,500 employees including 1,150 teachers. In addition, there are approximately 2,400 teachers who are employed by virtual public schools or hybrid schools that we manage under turnkey solution contracts with those schools. None of our employees are union employees; however, certain virtual public schools and hybrid schools we serve employ unionized teachers. We believe that our employee relations are good.

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

REGULATION

We and the virtual public schools and hybrid schools that purchase our curriculum and management services are subject to regulation by each of the states in which we operate, including Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Nevada, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington, Wisconsin, Wyoming and the District of Columbia. The state laws and regulations that directly impact our business are those that authorize or restrict our ability to operate virtual public schools and hybrid schools, and those that restrict virtual public school and hybrid school growth and funding. In addition, there are state laws and regulations that are applicable to virtual public schools and hybrid schools that indirectly affect our business insofar as they affect these virtual public schools and hybrid schools’ ability to operate and receive funding. Finally, to the extent a virtual school or hybrid school obtains federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation. Federal funding and other regulations also apply to the colleges and universities to which we provide learning management systems and curriculum.

State Laws Authorizing or Restricting Virtual Public Schools and Hybrid Schools.     The authority to operate a virtual public school or hybrid school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual public schools and hybrid schools, the schools are able to operate under these statutes. Other states provide for virtual public schools and hybrid schools under existing charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual public schools and hybrid schools or have requirements that effectively prohibit virtual public schools and hybrid schools and, as a result, may require new legislation before virtual public schools and hybrid schools can open in the state. According to a September 2009 update of state online learning policies by the International Association for K-12 Online Learning (iNACOL), there are 45 states that have either adopted legislation or formal rules or have created programs for the purpose of providing statewide supplemental and/or full-time online learning opportunities. We currently serve virtual public schools, hybrid schools or school district-led programs in 29 states plus the District of Columbia. While a few states do not currently have either a state-led program or significant state-level policies for online education, the absence of such conditions has not precluded us from applying to serve, and in certain cases serving, schools in some of those states.

Obtaining new legislation in these remaining states can be a protracted and uncertain process despite their limited number. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and political climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors including, but not limited to, the regulations of the state educational authorities, whether the overall political environment is amenable to school choice, whether current funding levels for virtual school and hybrid schools enrollments are adequate and accessible, and the presence of non-profit and for-profit competitors in the state.

State Laws and Regulations Applicable to Virtual Public Schools and Hybrid Schools.     Virtual public schools and hybrid schools that purchase our curriculum and management services are often governed and overseen by a non-profit or a local or state education agency, such as an independent charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual public schools or hybrid schools under detailed service agreements with that governing authority. Virtual public schools and hybrid schools are typically funded by state or local governments on a per student basis. A virtual school or hybrid school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

To be eligible for state funding, some states require that virtual public schools and hybrid schools be organized under not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The schools must then be operated exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual school or hybrid school must retain ultimate accountability for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual public schools and hybrid schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its ability to exercise its fiduciary obligations to operate a virtual public school or hybrid school.

Laws and regulations affect many aspects of operating a virtual public school or hybrid school. They can dictate the content and sequence of the curriculum, the requirements to earn a diploma, use of approved textbooks, the length of the school year and the school day, the assessment of student performance, and any accountability requirements. In addition, a virtual public school or hybrid school may be obligated to comply with states’ requirements to offer programs for specific populations, such as students at risk of dropping out of school, gifted and talented students, non-English speaking students, pre-kindergarten students, and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school’s compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials. Additionally, states have various requirements concerning the reporting of extensive student data that may apply to the school. A virtual public school or hybrid school may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

States have laws and regulations concerning certification, training, experience and continued professional development of teachers and staff with which a virtual public school or hybrid school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits, and matters related to employment agreements and procedures for termination of school employees. A virtual public school and hybrid school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.

As with any public school, virtual public schools and hybrid schools must comply with state laws and regulations applicable to governmental entities, such as open meetings laws, which may require the board of trustees of a virtual public school and hybrid school to hold its meetings open to the public unless an exception in the law allows an executive session. Failure to comply with these requirements may lead to personal civil and/or criminal penalties for board members or officers. Virtual public schools and hybrid schools must also comply with public information or open records laws, which require them to make school records available for public inspection, review and copying unless a specific exemption in the law applies. Additionally laws pertaining to records privacy and retention and to standards for maintenance of records apply to virtual public schools and hybrid schools.

Other types of regulation applicable to virtual public schools and hybrid schools include restrictions on the use of public funds, the types of investments made with public funds, the collection of and use of student fees, and controlling accounting and financial management practices.

There remains uncertainty about the extent to which virtual public schools and hybrid schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual public schools and hybrid schools is relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States regularly conduct audits of these schools some of which are still pending, to verify enrollment, attendance, fiscal accountability, special education services, and other regulatory issues. While we may believe that a virtual public school or hybrid school we serve is compliant with state law, an agency’s different interpretation of law in a particular state could result in non-compliance, potentially affecting funding.

Regulations Restricting Virtual Public School and Hybrid School Growth and Funding.    As a new public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual public schools and hybrid schools while providing opportunities for taxpayer families seeking this alternative. Regulations that control the growth of virtual public schools and hybrid schools range from setting caps on statewide student enrollments, to prescribing the number of schools in a state, to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

Regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual public school or hybrid school; caps on the total number of students in a virtual public school and hybrid school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; mandating teacher: student ratios; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

Funding regulations for virtual public schools and hybrid schools can take a variety of forms. These regulations include: (i) attendance — some state daily attendance rules were designed for traditional classroom procedures and applying them to track daily attendance and truancy in an online setting can cause disputes to arise over interpretation and funding; (ii) enrollment eligibility— some states place restrictions on the students seeking to enroll in virtual public schools and hybrid schools , resulting in lower aggregate funding levels; and (iii) teacher contact time — some states have regulations that specify minimum levels of teacher-student face-to-face time, which can create logistical challenges for statewide virtual public schools and hybrid schools, reduce funding and eliminate some of the economic, academic and technological advantages of virtual learning.

Federal and State Grants.    We have worked with certain entities to secure public and grant funding that flows to virtual public schools and hybrid schools that we serve. These grants are awarded to the not-for-profit entity that holds the charter of the virtual public school or hybrid school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs — whether by a federal or state agency or nongovernmental organization — often include reporting requirements, procedures, and obligations.

Foreign Regulation.     Schools we acquired or operate in other countries are subject to local laws and regulations. We oversee and rely on each the administrators of each school on a continuous basis and seek the advice of local legal and regulatory experts as-needed.

Federal Laws Applicable to Virtual Public Schools and Hybrid Schools

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual public schools and hybrid schools:

•

No Child Left Behind Act (NCLB).    Through the funding of the Title I programs for disadvantaged students under NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state, which are applicable to all public school students. Each state must determine a proficiency level of academic achievement based on the state assessments, and must determine what constitutes adequate yearly progress (AYP) toward that goal. NCLB has a timeline to ensure that no later than the 2013-14 school year, all students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students), will meet or exceed the state proficient level of academic achievement on state assessments. The progress of each school is reviewed annually to determine whether the school is making adequate yearly progress. If a Title I school does not make adequate yearly progress as defined in the state’s plan, the local education agency (LEA) is required to identify the school as needing school improvement, and to provide all students enrolled in the school with the option to transfer to another public school served by the LEA, which may include a virtual public school or a hybrid school. The LEA must develop a school improvement plan for each school identified as needing improvement in consultation with parents, staff and outside experts and this plan must be implemented not later than the beginning of the next full school year. If the school does not make adequate yearly progress in subsequent years, the school transfer option remains open to students and other corrective action must be taken ranging from providing supplemental education services to the students who remain in the school to taking corrective action including, but not limited to, replacing school staff, implementing a new curriculum, appointing outside experts to advise the school, extending the school year or the school day, reopening the school as a public charter school with a private management company or turning over the operation of the school to the state educational agency.

Another provision of NCLB requires public school programs to ensure that all teachers are highly qualified. A highly qualified teacher means one who has: (1) obtained full state certification or licensure as a teacher and who has not had certification or licensure requirements waived on an emergency, temporary or provisional basis; (2) obtained a bachelor’s degree; and (3) demonstrated competence in the academic subject the teacher teaches. All teacher aides working in a school supported with Title I funds must be highly qualified which means the person must have a high school diploma or its equivalent and one of the following: completed at least two years of study in an institution of higher education, obtained an associate’s or higher degree, or met a rigorous standard of quality demonstrated through a formal state or local assessment. Virtual public schools or hybrid schools using our products and services may be required to meet these requirements for any persons who perform instructional services.

Virtual public schools or hybrid schools that receive Title I funding and use our products and services may be required to provide parents of Title I students with a variety of notices regarding the teachers and teachers’ aides that teach their children. In addition, if these schools serve limited English proficient (LEP) children, they may be required to provide a variety of notices to the parents regarding the identification of the student as LEP and certain information about the instruction to be provided to the student, as well as the right to remove or refuse to enroll the student in the LEP program. Finally, these schools may also be required annually to develop, with input from parents of Title I students, and implement a written policy on parental involvement in the education of their children, to hold annual meetings with these parents and to provide these parents with assistance in various areas to help the parents to work with their children to improve student achievement.

Under NCLB, even schools that do not receive Title I funding must provide certain notices to parents. For example, schools may be required to provide a school report card and identify whether any school has been identified as needing improvement and for how long. Parents also must be provided data that will be used to determine adequate yearly progress. Virtual public schools or hybrid schools may be contacted by military recruiters who have the right to access the names, addresses and telephone numbers of secondary school students for military recruiting purposes. Additionally, virtual public schools and hybrid schools may be required to notify parents that they have the option to request that this information not be released to military recruiters or to institutions of higher education.

•

Individuals with Disabilities Education Act (IDEA).    The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The act provides the student and parents with numerous procedural rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this act are met. The virtual public schools and hybrid schools could be required to comply with requirements in the act concerning teacher certification and training. We, the virtual public school or the hybrid school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or hybrid school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided, and payment of the parent’s attorney’s fees.

•

Section 504 of the Rehabilitation Act of 1973.    A virtual public school or hybrid school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (Section 504) insofar as the regulations implementing the act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. There are many similarities between the regulatory requirements of Section 504 and the IDEA; however this is a separate law which may require a virtual public school or hybrid school to provide a qualified student with a plan to accommodate his or her disability in the educational setting. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

•

Family Educational Rights and Privacy Act.    Virtual public schools and hybrid schools are subject to the Family Educational Rights and Privacy Act which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third-party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

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

Risks Related to Government Funding and Regulation of Public Education

Most of our revenues depend on per pupil funding amounts remaining near the levels existing at the time we execute service agreements with the virtual public schools and hybrid schools we serve. If those funding levels are materially reduced due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the current severe recession in the U.S. that began in 2008 and persists, and by budgetary pressures experienced by state and local governments. As a result, funding for the virtual public schools and hybrid schools we serve has and may continue to decline. The political process and general economic conditions create a number of risks that could have an adverse affect on our business including the following:

•

Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual public schools, hybrid schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual public schools and hybrid schools for disparate treatment. For example, in 2011, the Governor of Arizona proposed significant cuts in the state education budget for Arizona Online Instruction (AOI) that would have impacted the per pupil funding for the Arizona Virtual Academy. The proposed AOI funding cuts were not enacted in the final version of the budget that was passed by the Arizona legislature due to public demand to maintain the quality of the AOI program. Other examples include laws that alter eligibility and attendance criteria or other funding conditions that could decrease our revenues and limit our ability to grow.

•

Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the virtual public schools and hybrid schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per enrollment funding levels. Due to the budgetary problems arising from the economic recession, many states have reduced per enrollment funding for public education affecting many of the public schools we serve. While the American Recovery and Reinvestment Act of 2009 and Education Jobs and Medicaid Assistance Act of 2010 have provided additional federal funds to states, they have not fully offset the state funding reductions. Our financial results reflect the state funding reductions, federal funds provided, and expense reductions that we undertook in order to mitigate the impact of these budget constraints. Notwithstanding this additional aid, net reductions in school funding have negatively affected both revenue and income for our last three fiscal years. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per enrollment funding in the future.

•

As a public company, we are required to file periodic financial and other disclosure reports with the Securities and Exchange Commission, or the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and hybrid schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student academic achievement, may nonetheless be used by opponents of virtual public schools and hybrid schools to propose funding reductions.

•

From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. In 2009, for example, the Pennsylvania Department of Education (PDE) withheld monthly payments for the Agora Cyber Charter School for products and services we provided as a subcontractor due to the PDE’s investigation of the Agora Board of Trustees’ compliance with its charter, even though the PDE had no complaints against us. The Pennsylvania Department of Education subsequently paid to us all amounts that had been withheld.

The poor performance or misconduct by operators of other virtual public schools, public school district virtual leaning programs or hybrid schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business.

As a non-traditional form of public education, virtual school and hybrid school operators will be subject to scrutiny, perhaps even greater than that applied to traditional public schools or charter schools. Not all virtual public school, school district virtual learning program or hybrid school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperforming operators could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning system achieves solid performance. Moreover, some virtual school and hybrid school operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, or even entire industries in the case of misleading practices by for-profit higher education companies, they may negatively impact public perceptions of virtual public school, school district virtual learning program or hybrid school providers generally, including us. The precise impact of these negative public perceptions on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant lobbying costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage of particular virtual school or hybrid school operators. If these few situations, or any additional misconduct, cause all virtual public school, school district virtual learning program and hybrid school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to enter into or renew contracts to operate virtual or hybrid schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Finally, as we seek to provide online courses and supporting systems to higher education institutions, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, could negatively impact our opportunity to succeed in this market through increased regulation and decreased demand.

Opponents of virtual public schools and hybrid schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to lawsuits filed against virtual public schools and hybrid schools by those who do not share our belief in the value of this form of public education. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in Illinois v. Chicago Virtual Charter School, 06 CH 20955 (Cook County) (July 11, 2009), the Chicago Teacher’s Union and other plaintiffs claimed that the instructional model of the Chicago Virtual Charter School violated the prohibition against home-based charter schools under Illinois law. The Court did not agree and dismissed the claims on summary judgment. Most recently, in May 2011, the Georgia Supreme Court ruled in Gwinnett County School District v. Cox et al. (Case No. S10A1773) that the Georgia State legislature exceeded its authority by creating a commission to authorize public charter schools that compete with local public school districts. Although the Georgia Cyber Academy online charter school we serve (GCA) was established under a different charter school statute that was not at issue in the case, a potential increase in funding for students who attend GCA was negatively affected.

The failure of the virtual public schools and hybrid schools we serve to comply with applicable government regulations could result in a loss of funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual public schools and hybrid schools are generally subject to extensive regulation. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) prescribed student:teacher ratios and teacher funding allocations from per pupil funding; (iv) state-specific curriculum requirements; and (v) restrictions on open-enrollment policies by and among districts. State and federal funding authorities conduct regular program and financial audits of virtual public schools and hybrid schools, including the virtual public schools and hybrid schools we serve, to ensure compliance with applicable regulations. If a virtual public school or hybrid school we serve is found to be noncompliant, it can be barred from receiving additional funds and could be required to repay funds received during the period of non-compliance, which could impair that school’s ability to pay us for services in a timely manner, if at all. Additionally, the indemnity provisions in our standard service agreements with virtual public schools and hybrid schools may require us to return any contested funds on behalf of the school. For example, a School Year 2006-07 audit of a fully-managed virtual school we serve in Washington State involved the quality of documentation, and interpretation of the rules governing such documentation, maintained by the school district for statewide enrollments and student-teacher contacts. Without any admissions of liability the audit was concluded in November 2010 with the school district agreeing to reimburse the state for a significantly-reduced portion of the originally disputed amount to be paid over a period of four years. Pursuant to our management agreement, we agreed to indemnify the school district for these payments.

Virtual public schools and hybrid schools are relatively new, and enabling legislation therefore is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual public schools and hybrid schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because the enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility in a virtual school or hybrid school. We normally work through these issues and come to an agreement with the regulatory authorities on these details, although from time to time, there are changes to the regulators’ approach to determining the eligibility of virtual school or hybrid school students for funding purposes. Another example may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, which could adversely affect our business, financial condition and results of operations.

The operation of virtual public schools and hybrid schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual public schools and hybrid schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2011, approximately 85% of our revenues were derived from virtual public schools and hybrid schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual public schools or hybrid schools we serve have failed to maintain their authorizing charter, if a virtual public school or hybrid school we serve fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in July 2009, the Pennsylvania Department of Education instituted charter revocation proceedings against the Agora Cyber Charter School based on allegations of charter violations and non-compliance with state charter school and other laws by the independent charter board, even though the PDE had no complaints against us. However, the charter was renewed for five years on June 30, 2010, following PDE approval of a new board and management contract with us.

Actual or alleged misconduct by our senior management and directors would make it more difficult for us to enter into new contracts or renew existing contracts.

If any of our directors, officers, key employees or school officials are accused or found to be guilty of serious crimes, including the mismanagement of public funds, the schools we serve could be barred or discouraged from entering into or renewing service agreements with us. As a result, our business and revenues would be adversely affected.

New laws or regulations not currently applicable to for-profit education companies in the K-12 sector could be enacted and negatively impact our operations and financial results

As the provision of online K-12 public education matures, novel issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other areas of education and education at different levels. For example, for-profit education companies that own and operate post-secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual public K-12 charter schools are entitled to a free public education with no federal or state loans necessary for tuition, similar laws could be enacted that make for-profit management companies serving such schools subject to similar restrictions

Risks Related to Our Business and Our Industry

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

We intensified our corporate development activities in fiscal year 2011 to expand our business, which included our acquisitions of KCDL, The American Education Corporation, the International School of Berne, our joint venture with Middlebury College, our investment in the Web International Education Group Ltd., our partnership with George Washington University Online High School, and our purchases of the assets of Cardean Learning Group LLC and Kaplan Virtual Education. We expect to continue to pursue and consummate similar transactions in the future using cash, stock, debt, asset contributions or any combination thereof. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions may divert the resources that could otherwise be used to support and grow our existing lines of business. Acquisitions may also create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. Customers may decline to renew their contracts or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions may also divert our management’s attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company’s systems and the associated costs in doing so may be higher than we anticipate.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s products. Our operating results may be adversely impacted by liabilities that we assume from an acquired company or by relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly, disruptive to our business, or lead to litigation.

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

We are implementing a new company-wide enterprise resource planning (ERP) system. The implementation process is complex and involves a number of risks that may adversely affect our business and results of operations.

We are currently replacing our multiple legacy business systems at different sites with a new company-wide, integrated ERP system to handle various business, operating and financial processes. The new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation, and internal and external financial and management reporting matters. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation also requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Until the new ERP system is fully implemented, we expect to incur significant additional selling, general and administrative expenses and capital expenditures to implement and test the system, and there can be no assurance that other issues relating to the ERP system will not occur or be identified. Our business and results of operations may be adversely affected if it experiences operating problems and/or cost overruns during the ERP implementation process or if the ERP system and the associated process changes, do not function as expected or give rise to the expected benefits.

We have had a material weakness in internal control surrounding the project management of our new Oracle eBusiness Suite system which delayed the year-end close from being completed in a timely manner. Following the initial Oracle eBusiness Suite system implementation that went live on April 1, 2011, no assurance can be provided that additional problems will not be encountered with the new system, or that planned enhancements and updates will not result in additional material weaknesses in the future. However, the inability going forward to maintain effective internal controls until the Oracle eBusiness Suite system implementation is completed could result in material misstatements and require us to restate our financial statements, cause investors to lose confidence in our ability to report accurate and timely financial information, and have a negative effect on our stock price.

Management has identified that a material weakness existed in our internal control over financial reporting for the period ended June 30, 2011. See “Item 9A. Controls and Procedures” herein.

The material weakness in our internal control over financial reporting related to the processes surrounding the project management of our ERP implementation. Management determined that the design of the system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The virtual public schools and hybrid schools we serve began enrolling students in the 2001-02 school year. We first achieved positive income from operations in the fiscal year ending June 30, 2006. Prior to that period, we sustained cumulative net losses totaling approximately $90 million. There can be no assurance that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of student enrollments to sustain our business plan; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of virtual public schools, hybrid schools and students to the extent that such demands and preferences change. For example, the current recession in the U.S. economy has led to lower tax revenues and reductions in state educational budgets which may negatively impact a virtual charter school’s offerings and student enrollments. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

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

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual public schools and hybrid schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge, such as may result from an acquisition that includes another online public school that seeks to enroll students from the same geographic territory. If these independent boards of the schools we serve subsequently shift their priorities or change objectives, and as a result reduce the scope or terminate their relationship with us, our ability to generate revenues would be adversely affected if an alternative virtual public school or hybrid school we serve is not available to enroll the affected students.

Our contracts with the virtual public schools and hybrid schools we serve are subject to periodic renewal, and each year several of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

We have contracts to provide our full range of products and services to virtual public schools and hybrid schools in 29 states and the District of Columbia. Several of these contracts are scheduled to expire in any given year. For example, such contracts in four states are scheduled to expire in fiscal year 2012 although the contracts in two of those four states are annual contracts that contain automatic renewal provisions. We usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual public schools and hybrid schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable than the terms of the original contract. For example, a school in Pennsylvania reduced the term of its contract from five years to three years when renewing its contract in 2006, but when renewing again in 2009, extended the term to 10 years. Similarly, a school in Colorado increased the term of its contract from five years to 10 years upon renewal in 2010 and a school in Arizona increased the term of its contract from five years to 20 years upon renewal in 2010. While we have no reason to believe that schools with valid charters will not continue to renew their contracts upon expiration, we recognize that each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expiring during a given year, or if such renewals have significantly less favorable terms than existing contracts, or an underlying charter is revoked or not renewed, our business, financial condition, results of operations and cash flow could be adversely affected.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

In fiscal year 2011, we derived approximately 13% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for approximately 26% of our total revenues. If our contracts with any of these virtual public schools are terminated, the charters to operate any of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

Highly qualified teachers are critical to the success of our learning system. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation with the virtual public schools and hybrid schools we serve. As a result, our brand, business and operating results may be adversely affected.

Effective teachers are critical to maintaining the quality of our learning system and assisting students with their daily lessons. Teachers in virtual public schools and hybrid schools must be state certified and have strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting. They must also possess the technical skills to use our technology-based learning system. There is a limited pool of teachers with these specialized attributes and the virtual public schools and hybrid schools we serve must provide competitive compensation packages to attract and retain such qualified teachers.

The teachers in most virtual public schools and hybrid schools we serve are not our employees and the ultimate authority relating to those teachers resides with the governing body overseeing the schools. However, under many of our service agreements with virtual public schools and hybrid schools, we have responsibility to recruit, train and manage these teachers. We must also provide continuous training to virtual public school and hybrid school teachers so that they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively. We may not be able to recruit, train and retain enough qualified teachers to keep pace with our growth while maintaining consistent teaching quality in the various virtual public schools and hybrid schools we serve. Shortages of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, would have an adverse effect on our business.

If student performance falls, if NCLB standards are not achieved, if teachers or administrators tamper with state test scoring, or if parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual public school or hybrid school that we serve, or charters may not be renewed, and our business, financial condition and results of operations will be adversely affected.

The success of our business depends on a family’s decision to have their child continue his or her education in a virtual public school or hybrid school that we serve. This decision is based on many factors, including student achievement and parent and student satisfaction. Students may perform significantly below state averages or the virtual school or hybrid school may fail to meet the standards of the No Child Left Behind Act (NCLB). Not all of the virtual public schools and hybrid schools we serve meet the Adequate Yearly Progress (AYP) requirements of NCLB, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve Adequate Yearly Progress, although serving this at-risk segment is an important aspect of our mission to educate any child regardless of circumstance. We expect that, as our enrollments increase and the portion of students that have not used our learning system for multiple years increases, the average performance of all students using our learning system may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute in ways that positively or negatively impact the schools we serve. Students in the virtual public schools and hybrid schools we serve are required to periodically complete standardized state testing and the results of this testing has an impact on teacher compensation and school funding. Furthermore, if a school experiences repeated poor standardized test results, the NCLB requires that a series of escalating remediation actions must be taken at the school, ultimately leading to closure of the school if the remediation actions are not successful. Further, teachers or school administrators may engage in altering student test scores in order to achieve these objectives and avoid the consequences of failing to meet AYP or state proficiency standards. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual school or hybrid school teacher does not meet expectations. If a student’s performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school or hybrid school that we serve and our business, financial condition and results of operations will be adversely affected.

We plan to create new products, expand distribution channels, and pilot innovative educational programs to enhance academic performance. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

As we create and acquire new products and distribution channels, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•

our development of public hybrid schools and individualized learning centers (also known as Flex schools) will produce different operational challenges than those we currently encounter. In addition to the online component, these schools may require us to lease facilities for classrooms, staff classrooms with teachers, provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

•

our further expansion into international markets may require us to conduct our business differently than we do in the United States or in existing countries. For example, we acquired a traditional private school in Switzerland and made a strategic investment in an English language learning company in China. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also produce different operational, tax and currency challenges than those we currently encounter;

•	our use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;

•

our entry into the operation of traditional or brick and mortar schools, as well as Flex schools used on a full-time basis by students accessing our curriculum online under the supervision of certified teachers and supporting instructors, will necessitate different management skills and present additional risks compared to those in our core virtual school business;

•

our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction.

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

We face varying degrees of competition from several discrete education providers because our learning system integrates all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, and school performance and compliance management. We compete with companies that provide online curriculum and support services to K-12 virtual public schools and hybrid schools. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors, with traditional charter schools, and with online private schools. Additionally, for-profit post-secondary and supplementary education providers have entered this space and offer online school curriculum and services in competition with us. In certain jurisdictions and states where we currently serve virtual public schools and hybrid schools, we expect intense competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. If we are unable to successfully compete for new business, win and renew contracts or maintain current levels of academic achievement, our revenue growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

If demand for increased options in public schooling does not continue or if additional jurisdictions do not authorize or adequately fund virtual public schools or hybrid schools, our business, financial condition and results of operations could be adversely affected.

Over the previous three fiscal years, we entered into service agreements for fully-managed virtual public schools and hybrid schools in 8 new states bringing our total to 29 states and the District of Columbia for the 2011-12 school year. If the demand for virtual public schools or hybrid schools does not increase, if additional jurisdictions do not authorize new virtual public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact our working capital and liquidity throughout the year.

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our virtual public schools and hybrid schools are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first quarter of our fiscal year.

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

We recognize revenues from certain of our fees ratably over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating expenses incurred at most of the virtual public schools and hybrid schools we serve. Because these expenses may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our results of operation and cash flows.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual public schools, hybrid schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. We believe that the quality of our curriculum and management services has contributed significantly to the success of our brands. As we continue to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets for us. For example, we have been granted two patents relating to the hardware and network infrastructure of our online school, including the system components for creating and administering assessment tests and our lesson progress tracker and two patents related to foreign language instruction. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

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

We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by outside parties, or by our employees or former employees, intentionally or accidentally, which would cause us to lose the competitive advantage resulting from these trade secrets. Third parties may acquire domain names that are substantially similar to our domain names leading to a decrease in the value of our domain names and trademarks and other proprietary rights.

Lawsuits against us alleging infringement of the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages or royalty payments and could limit our ability or increase our costs to use certain technologies in the future.

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

Unauthorized disclosure or manipulation of student, teacher and other sensitive data, whether through breach of our network security or otherwise, could expose us to costly litigation or could jeopardize our contracts with virtual public schools or hybrid schools.

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

If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may receive or be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools, hybrid schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches. Additionally, we run the risk that employees or vendors could illegally disclose confidential educational information.

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

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, hybrid schools, school district customers, parents and students. Any sustained system error or failure, or a denial of service (DNS) attack, could limit our users’ access to our online learning systems, and therefore, damage our ability to generate revenues or provide sufficient documentation to comply with state laws requiring proof that students completed the required number of hours of instruction. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

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

Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility operated by a third-party logistics vendor which handles receipt, assembly, and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we have received most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operations of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

We host our products and serve all of our students from third-party data center facilities. Our risk mitigation plan, which is now underway and includes the opening of a second data center, may not be able to prevent a significant interruption in the operation of this facility or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of this facility, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

Additionally, we do not control the operation of this facility and must rely on a third-party to provide the physical security, facilities management and communications infrastructure services related to our data center. Although we believe we would be able to enter into a similar relationship with another third-party should this relationship fail or terminate for any reason, our reliance on a third-party vendor exposes us to risks outside of our control. If this third-party vendor encounters financial difficulty such as bankruptcy or other events beyond our control that causes it to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the virtual public schools and hybrid schools we serve may experience interruptions in our service or the loss or theft of important customer data.

Any significant interruption in the operations of our call center could disrupt our ability to respond to service requests and process orders and to deliver our products in a timely manner.

Our primary call center operations are housed in five facilities, one in each of Virginia, Pennsylvania, Oregon and Arizona and also through a vendor located in Kentucky. To mitigate operating risk in certain high volume queues, we have the ability to reroute calls to other facilities if a certain facility is unable to temporarily service calls. This plan may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. However, we have the ability to respond to a service interruption to lessen its impact on customers. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

Capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

As the number of schools we serve increases and our student base grows, the traffic on our transaction processing systems and network hardware and software will rise. We may be unable to accurately project the rate of increase in the use of our transaction processing systems and network hardware and software. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased use. If we are unable to appropriately upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

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

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, launch new product offerings, and would have an adverse effect on our business and financial results.

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

The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. Our goal is to make students proficient at the fundamentals, promote annual growth in learning achievement and instill confidence in a subject prior to confronting new and complex concepts. While our curriculum is aligned with state standards in the jurisdictions where we manage virtual public schools and hybrid schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods. Accordingly, some academics and educators are opposed to the principles and methodologies associated with our approach to learning, and have the ability to negatively influence the market for our products and services.

Although we do not currently transact a material amount of business in a foreign country, we intend to continue our expansion into international markets, which will subject us to additional economic, operational, legal and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

We are engaged in growing our international business in a manner that will leverage our current product and service offerings. We have invested $10 million to acquire a 20% ownership interest in Web and purchased the right to operate IS Berne. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenues and increased operating expenses;

•	potentially longer payment and sales cycles;

•	difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures or taxes that may be duplicative of those imposed in the United States, notwithstanding steps taken by the Company to address such matters;

•	tariffs and trade barriers;

•	general economic and political conditions in each country, including nationalization of property owned or investments made by the Company;

•	inadequate intellectual property protection in foreign countries;

•	uncertainty regarding liability for information retrieved and replicated in foreign countries;

•	the difficulties and increased expenses in complying with a variety of U.S. and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act and Treasury regulations; and

•	unexpected changes in applicable foreign laws and regulatory requirements.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s headquarters are located in approximately 124,000 square feet of office space in Herndon, Virginia. The property is leased until May 2022. The Company leases approximately 165,000 square feet in multiple locations under individual leases that expire between July 2011 and October 2015.

ITEM 3. LEGAL	PROCEEDINGS

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of Washington. On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership, and the change in caption to Aventa Learning, Inc. et al v. K12 Inc. et al. On March 27, 2011, the court issued an Order Denying Defendant’s Motion to Dismiss Amended Complaint. Aventa Learning, Inc. et. al. v. K12 Inc., et.al. (Case No. C10-1022JLR). Accordingly, the discovery process has commenced.

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

ITEM 4. (REMOVED	AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of June 30, 2011:

Name	Age	Position
Ronald J. Packard	48	Chief Executive Officer, Founder and Director
Harry T. Hawks	58	Executive Vice President and Chief Financial Officer
Bruce J. Davis	48	Executive Vice President, Worldwide Business Development
George B. Hughes, Jr.	52	Executive Vice President, School Services
John P. Olsen	44	Executive Vice President, Operations
Howard D. Polsky	59	Executive Vice President, General Counsel and Secretary
Celia M. Stokes	47	Executive Vice President and Chief Marketing Officer
Howard L. Allentoff	49	Senior Vice President, Human Resources
Robert L.Moon	61	Senior Vice President, Information Technology
Maria A. Szalay	45	Senior Vice President, Product Development

Ronald J. Packard, Chief Executive Officer, Founder and Director

Ronald J. Packard founded K12 in 2000, and has served as Chief Executive Officer and Executive Chairman since the Company was founded. Since May 2007, Mr. Packard has held the title Chief Executive Officer and Founder. He also currently serves as the Chairman of Middlebury Interactive Languages LLC. Previously, Mr. Packard served as Vice President of Knowledge Universe and he served as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school companies. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard serves on the Digital Learning Council and he formerly served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the Fairfax Education Foundation Board of Directors. Previously, Mr. Packard served as a director of Academy 123 and Zumbox. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst.

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

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Mr. Davis joined us in January 2007, and serves as Executive Vice President, Worldwide Business Development. He is also a Director of Middlebury Interactive Languages LLC. From 2005 until joining us, Mr. Davis was Sr. Vice President of Business Development for Laureate Education Inc. with a focus on the Middle East region. From 2003 to 2004, Mr. Davis was a strategic advisor to Discovery Communications where he developed plans for Discovery’s entry into the education video market and the creation of the United Streaming product. From 1994 to 2002, Mr. Davis held various positions with Sylvan Learning Systems including Principal at Sylvan Ventures, Chief Operating Officer of Prometric and Vice President of International Operations. From 1985 to 1991, Mr. Davis was a Manager of Information Systems Strategy at Deloitte and

Touche where he managed its practice office in Egypt. Mr. Davis holds a B.S. in Computer Science from Loyola University and an M.B.A. from Columbia University.

George B. (Chip) Hughes, Jr., Executive Vice President, School Services

Mr. Hughes joined us in July 2007, and serves as Executive Vice President, School Services. From 1997 until joining us, Mr. Hughes was a co-founder and Managing Director of Blue Capital Management, L.L.C., a middle-market private equity firm. Mr. Hughes previously served as a Partner of McKinsey & Company, Inc., a global management consulting firm, in McKinsey’s Los Angeles and New Jersey offices, where he was a member of the firm’s Strategy and Health Care practices. Mr. Hughes previously served on the Board of Councilors of the College of Letters, Arts & Sciences at the University of Southern California, the National Board and the Executive Committee of Recording for the Blind & Dyslexic, and on the Board of Trustees at Big Brothers of Greater Los Angeles and of Big Brothers Big Sisters of Morris, Bergen, and Passaic Counties (New Jersey). Mr. Hughes holds a B.A. in Economics from the University of Southern California and an M.B.A. from Harvard University.

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

Howard D. Polsky, Executive Vice President, General Counsel and Secretary

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

Celia M. Stokes, Executive Vice President and Chief Marketing Officer

Ms. Stokes joined us in March 2006, and serves as Executive Vice President and Chief Marketing Officer. She is also a Director of Middlebury Interactive Languages LLC. Before joining us, Ms. Stokes served as Vice President of Marketing at Independence Air from 2003 to 2006. Previously, Ms. Stokes ran her own marketing firm providing consulting services to organizations such as Fox TV, PBS, the National Gallery of Art, J Walter Thompson, and ADP. From 1993 to 1998, Ms. Stokes served in successive roles leading to Vice President of Marketing at Bell Atlantic and at a joint venture of Bell Atlantic and two other Regional Bell Operating Companies. From 1990 to 1993, Ms. Stokes was Manager of Marketing at Software AG, and from 1988 to 1990, was Client Group Manager at Targeted Communications, an Ogilvy & Mather Direct company. Ms. Stokes holds a B.A. in Economics from the University of Virginia.

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

Maria A. Szalay, Senior Vice President, Product Development

Ms. Szalay joined us in 2001 and serves as Senior Vice President, Product Development. Previously, Ms. Szalay served as Practice Director at Operon Partners, an e-business consulting firm from 1999 to 2001.Prior to Operon Partners, she worked as Manager of Online Solutions at Telecom New Zealand from 1995 to 1999, as a management consultant at KPMG from 1992 to 1995, and as a sales analyst at Shearson Lehman from 1989 to 1991. Ms. Szalay currently serves as a director of the Association of Educational Publishers. Ms. Szalay holds a B.S./B.A. in Finance and German from Virginia Polytechnic Institute & State University and an M.B.A. from American University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (NYSE) under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of October 3, 2011, there were 50 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2011	$39.74	$31.16
March 31, 2011	34.08	27.17
December 31, 2010	29.42	23.26
September 30, 2010	29.71	21.21

June 30, 2010	$25.83	$21.81
March 31, 2010	24.4	18.26
December 31, 2009	20.73	15.65
September 30, 2009	21.99	15.28

Stock Performance Graph

The graph below matches the cumulative fourteen quarter total return of holders of K12 Inc.’s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and a customized peer group of twenty eight companies. The graph assumes that the value of the investment in the company’s common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 13, 2007 and tracks it through June 30, 2011.

COMPARISON OF TEN QUARTER CUMULATIVE TOTAL RETURN

Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and a Peer Group

	13-Dec-07	30-Jun-08	30-Jun-09	30-Jun-10	30-Jun-11
LRN	100	88	88	90	135
Peer Group	100	81	96	108	99
S&P 500	100	86	62	69	89
Russell 2000	100	90	66	79	108
Nasdaq Composite	100	86	69	79	104

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

Peer Group

Ambow Education Holding Ltd*, American Public Education Inc., Apollo Group Inc., Archipelago Learning, Inc.*, Blackboard, Inc., Bridgepoint Education Inc.*, Capella Education Company, Career Education Corp., China Distance Education*, ChinaCast Education Group, Corinthian Colleges, Inc., Devry Inc., Education Management Corporation*, Global Education & Tech Group, Ltd.*, Grand Canyon Education Inc.*, ITT Educational Services, Inc., Lincoln Educational Services Co., McGraw-Hill Companies, Inc., New Oriental Education and Technology Group, Pearson Education, Renaissance Learning, Inc., Rosetta Stone Inc.*, Scientific Learning Corporation, Scholastic, Strayer Education Inc., TAL Education Group*, Universal Technical Institute, and XUEDA Education Group*.

*	Companies were included in the performance analysis only for the period after their respective initial public offering.

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

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2011, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

as of June 30, 2011

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	2,765,729	$19.23	1,489,267

(1)	Includes shares under the 2007 Equity Incentive Award Plan.

The 2007 Equity Incentive Award Plan (2007 Plan) adopted in November 2007 contains an “evergreen provision” that allows for an annual increase, beginning on July 1, 2008, in the number of shares available for issuance under the 2007 Plan on July 1 of each year during the ten-year term of the 2007 Plan. The annual increase in the number of shares shall be equal to the least of:

•	4% of our outstanding common stock on the applicable July 1;

•	2,745,098 shares; or

•	a lesser number of shares as determined by our Board of Directors.

Sales of Unregistered Securities

None.

ITEM 6. SELECTED	FINANCIAL DATA

The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2011, and the selected consolidated balance sheet data as of June 30, 2011 and 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2008 and 2007, and selected consolidated balance sheet data as of June 30, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements not included in this Annual Report. The pro forma net income per common share amounts for the years ended June 30, 2008 and June 30, 2007 were derived by eliminating the one-time tax benefit of $27.0 million from the reversal of the deferred tax valuation allowance in 2008 and by giving effect to the automatic conversion of all of our outstanding shares of our preferred stock into common stock immediately prior to the completion of our initial public offering. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$522,434	$384,470	$315,573	$226,235	$140,556

Cost and expenses
Instructional costs and services	$307,111	222,029	196,976	131,282	76,064
Selling, administrative, and other operating expenses	174,762	117,398	86,683	72,393	51,159
Product development expenses	16,347	9,576	9,575	9,550	8,611

Total costs and expenses	498,220	349,003	293,234	213,225	135,834

Income from operations	24,214	35,467	22,339	13,010	4,722
Interest expense, net	(1,207)	(1,331)	(982)	(295)	(639)

Income before income tax (expense) benefit and noncontrolling interest	23,007	34,136	21,357	12,715	4,083
Income tax (expense) benefit	(11,342)	(13,249)	(9,628)	21,058	(218)

Net income	11,665	20,887	11,729	33,773	3,865
Add net income attributable to noncontrolling interest	1,127	638	586	—	—

Net income — K12 Inc.	12,792	21,525	12,315	33,773	3,865
Dividends on preferred stock	—	—	—	(3,066)	(6,378)
Preferred stock accretion	—	—	—	(12,193)	(22,353)

Net income (loss) attributable to common stockholders	$12,792	$21,525	$12,315	$18,514	$(24,866)

	Year Ended June 30,
	2011		2010		2009		2008	2007
	(In thousands except share and per share data)
Net income (loss) attributable to common stockholders per share:
Basic		$0.37		$0.72		$0.43	$1.18	$(12.42)
Diluted(1)		$0.37		$0.71		$0.42	$1.10	$(12.42)
Basic (pro forma)(2)	$	n/a	$	n/a	$	n/a	$0.27	$0.18
Diluted (pro forma)(2)	$	n/a	$	n/a	$	n/a	$0.26	$0.18
Weighted average shares used in computing per share amounts:
Basic		31,577,758		29,791,973		28,746,188	15,701,278	2,001,661
Diluted(1)		32,114,761		30,248,683		29,639,974	16,850,909	2,001,661
Basic (pro forma)(2)		n/a		n/a		n/a	24,989,323	21,881,316
Diluted (pro forma)(2)		n/a		n/a		n/a	26,138,954	21,888,941

Other Data:
Net cash provided by (used in) operating activities		$67,213		$54,680		$(9,355)	$15,534	$5,563
Depreciation and amortization		$42,934		$25,761		$20,835	$12,568	$7,404
Stock-based compensation expense		$9,466		$5,934		$2,790	$1,464	$218

EBITDA(3)		$67,148		$61,228		$43,174	$25,578	$12,126

Capital Expenditures:
Capitalized curriculum development costs		$18,086		$13,904		$13,931	$11,669	$8,683
Purchases of property, equipment and capitalized software development costs		$29,563		$10,357		$13,939	$6,476	$5,366
New capital lease obligations(4)		$15,645		$12,194		$16,044	$10,564	$8,052

Total capital expenditures		$63,294		$36,455		$43,914	$28,709	$22,101

	As of June 30,
	2011		2010		2009		2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents		$193,099		$81,751		$49,461	$71,682	$1,660
Total assets		$582,095		$307,882		$240,676	$197,324	$61,212
Total short-term debt		$13,357		$12,247		$11,274	$6,520	$1,500
Total long-term obligations		$10,851		$8,365		$11,128	$6,641	$7,135
Total K12 Inc. stockholders’ equity (deficit)		$448,621		$221,851		$182,286	$150,288	$(197,807)
Working capital		$264,447		$149,344		$111,048	$97,379	$9,730

(1)

Diluted net income per common share reflects net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares are eligible to convert into common stock on a one-for-one basis. If these shares had been converted, issued and outstanding for the year ended June 30, 2011, they would have increased our total dilutive shares outstanding by 8.6%.

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

(3)

EBITDA consists of net income (loss), plus net interest expense, plus income tax expense, plus income tax expense (benefit), plus depreciation and amortization and minus noncontrolling interest charges. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA in addition to income from operations and net income as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

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

•	On an adjusted basis in determining compliance with the terms of our credit agreement.

The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Net income-K12 Inc.	$12,792	$21,525	$12,315	$33,773	$3,865
Interest expense, net	1,207	1,331	982	295	639
Income tax expense (benefit)	11,342	13,249	9,628	(21,058)	218
Depreciation and amortization	42,934	25,761	20,835	12,568	7,404
Noncontrolling interest	(1,127)	(638)	(586)	—	—

EBITDA	$67,148	$61,228	$43,174	$25,578	$12,126

(4)	New capital lease obligations are primarily for student computers and related equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the year ended June 30, 2011.

•	Key Aspects and Trends of Our Operations — a discussion of items and trends that may impact our business in the upcoming year.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements.

•

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $240 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are also expanding our offering of foreign languages with Middlebury Interactive Languages (MIL), our joint venture with Middlebury College. This year, we also expanded our international business by making an investment in a 20% ownership interest in Web International Education Group, Ltd., a company providing English instruction to young adults in China, and also are investing in the post-secondary market through Capital Education LLC, our wholly owned subsidiary.

Fiscal year 2011 was a transformational year for the Company. We increased revenues to $522.4 million, from $384.5 million, a growth rate of 35.9%. Organic revenue growth, or excluding revenues from acquisitions and new initiatives, was 23.7%. We made three acquisitions during the year that, combined, enhance our online public school offering and provide our Institutional Business and Private School distribution channels with meaningful scale. In aggregate, acquisitions contributed 10.4% to revenue growth in fiscal year 2011. We also launched several new initiatives including MIL, Capital Education, and the management of two new facility-based learning programs. These initiatives contributed 1.8% to revenue growth. New distribution channels now position us to achieve diversified sources of revenue. In addition, through our organic development efforts and acquisitions, we have amassed a library of over 600 electronic courses spanning all grades K-12.

While our organic revenue growth was profitable, we incurred substantial expenses related to acquisition transactions and integration activities and incurred operating losses in our new initiatives. In addition, we incurred expenses related to infrastructure enhancements, primarily financial systems and process improvements, which will allow us to support our planned future growth. As a result of these activities and initiatives, in fiscal year 2011 operating income declined to $24.2 million, from $35.5 million, a decrease of 31.8%, net income to shareholders declined to $12.8 million, from $21.5 million, a decrease of 40.5% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in Item 6. — Selected Financial Data), increased to $67.1 million, from $61.2 million, an increase of 9.6%.

As with a traditional public school, a virtual public school or hybrid school must comply with state education regulations. The fundamental difference between traditional public schools and virtual public schools is that students attend virtual public schools and hybrid schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. As of 2011, the majority of states have embraced virtual public schools or hybrid schools as a means to provide families with a publicly-funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or attending a private school is not an option, virtual public schools and hybrid schools can provide a compelling choice. From an education policy standpoint, virtual public schools and hybrid schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average as reported by the U.S. Department of Education. Finally, because parents are not required to pay tuition to attend a public school, virtual public schools and hybrid schools make our learning system an attractive alternative within the public school system.

Our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from individual courses to complete turnkey online schools, are offered to our charter school, school district and private school partners. Virtual public schools and hybrid schools under turnkey management contracts (Managed Schools) accounted for approximately 85% of our revenue in fiscal year 2011. For the 2011-12 school year, we will manage schools in 29 states and the District of Columbia. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we have added iQ Academies and now manage these programs in five states where we also manage other virtual public schools. These managed schools generally are able to enroll students on a statewide basis. We are serving a growing number of hybrid schools, the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction.

We are serving a growing number of schools and school districts enabling them to offer our course catalogue to students either full-time or on an individual course basis. We have established a dedicated sales team to focus on this sector and, through our acquisition of KCDL in July 2010 and The American Education Corporation (AEC) in December 2010, we increased the size and expertise of our sales team, added a reseller network, and expanded our course portfolio. The services we provide to these districts are designed to assist them in launching their own distance learning programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives or credit recovery options. For the 2010-11 school year, we served school districts or individual schools in all 50 states.

We manage three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to offer students worldwide the same full-time education programs that we provide to the virtual public schools and hybrid schools we manage, including the option to enroll in individual courses. This school is organized as a private international school and enrolled students can interact with their classmates from more than 60 countries. Through our acquisition of KCDL, we have added The Keystone School, a private school that has been serving students for over 37 years and offers online and correspondence courses. In January 2011, we announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The program offers our college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. In April 2011, we acquired the operations of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation.

We provide educational services to post-secondary institutions through our subsidiary, Capital Education LLC. Programs are designed for colleges and universities seeking to build or expand their online presence. Our services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

We made an investment for a 20% ownership interest in Web International Education Group Ltd. (Web), a provider of English language training in China. This strategic investment also gives us the option to acquire the remainder of the company within a period of five years. Web serves learners of all ages including university students, government workers, and employees of international companies. Web currently has an extensive network of learning centers throughout China. The investment will primarily be used by Web to expand its learning center network into more cities in China. Web education centers are outfitted with learning labs that include modern computer terminals and internet connections. Students can access our curriculum and other electronic learning resources from the Web centers.

Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction so as to maximize their child’s potential. Examples include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a “one size fits all” traditional classroom; (ii) safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students with geographic or travel constraints; and (v) student-athletes and performers who are not able to attend regularly scheduled classes. Our individualized learning approach allows students to optimize their academic performance and, therefore, their chances of achieving their goals.

Recent Acquisitions, Partnerships, Strategic Investments, and Equity Private Placement

During the last 18 months, we completed several strategic transactions to accelerate our growth, expand our course catalogue and service offering, extend our distribution capabilities, and strengthen our balance sheet. With these initiatives, we continue to execute our growth strategy and to scale our business even further.

Formation of Middlebury Interactive Languages LLC

In April 2010, we formed a joint venture with Middlebury College, known as MIL, to develop online foreign language courses. We contributed substantially all of the assets in our Power-Glide Language Courses Inc. (Power-Glide) subsidiary, along with certain intellectual property licenses and cash for a 60% interest in the joint venture. As a majority-owned subsidiary, we consolidate the financial statements of MIL into our financial statements. Middlebury College contributed a license to use its school name, its Middlebury-Monterey Language Academy (MMLA) business and cash for a 40% interest in the joint venture. We offer these MIL courses in our virtual public schools and hybrid schools and to school districts and believe they have wide applicability in online learning. MIL creates innovative, online language programs for pre-college students and leverages Middlebury College’s recognized experience in foreign language instruction and our expertise in online education. Language faculty from Middlebury collaborates with MIL to develop and manage the academic content of the Web-based language courses. The new courses use features such as animation, music, videos and other elements that immerse students in new languages. The first courses completed include beginner French and Spanish for high school students. The joint venture also plans to expand MMLA to include a language immersion summer program for middle and high school students. MMLA offers Arabic, Chinese, French, German, Italian and Spanish at its summer four-week residential sessions held at college campuses.

Acquisition of KC Distance Learning, Inc.

In July 2010, we acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. In January 2011, we held a Special Meeting at which our common stockholders approved conversion and voting rights for the holders of the Series A Special Stock. As a result, the holders now have the right to convert those shares into common stock on a one-for-one basis and to vote on all matters presented to K12 common shareholders, other than for the election and removal of directors, for which the holders have no voting rights unless converted to common.

KCDL included three distribution channels that overlap with our existing operations: Aventa Learning (online curriculum and instruction), The Keystone School (international online and correspondence private school), and the iQ Academies (statewide virtual public charter schools for middle and high school). Aventa Learning offers to schools and school districts over 140 core, elective and advanced placement (AP) courses in grades 6-12, from credit recovery courses to full-scale virtual school programs, as well as instructional services. Aventa Learning is accredited by the Northwest Association of Accredited Schools (NAAS). The Keystone School is an online private school for middle and high school students, which is also accredited by the NAAS. It was established in 1974 and has served over 250,000 students around the world. The school enrolls both full-time and part-time students and its course offerings are supported by certified teachers. The iQ Academies are statewide online public schools that partner with school districts or public charter schools to serve middle and high school students. iQ Academies currently operate in California, Kansas, Minnesota, Washington, and Wisconsin.

Formation of Capital Education LLC

In July 2010, we acquired certain assets, including a catalog of over 200 courses and eight issued patents, of Cardean Learning Group LLC through a subsidiary, Capital Education LLC, a provider of online services to post-secondary institutions. The programs offered by Capital Education are designed for colleges and universities seeking to build or expand their online presence, and we have already executed contracts with three universities. Services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

Partnership with Blackboard Inc.

In October 2010, we announced a partnership with Blackboard Inc. (Blackboard) to develop a solution that delivers our adaptive courses through Blackboard Learn, Blackboard’s leading online teaching and learning platform. The combination is intended to reduce the cost of delivering remediation instruction while enabling community colleges and higher education institutions to offer a wider range of both self-paced and teacher-led online programs.

Acquisition of The American Education Corporation

In December 2010, we acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $24.5 million, after certain adjustments. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instructional and curriculum used by school districts all over the country.

Investment in Web International Education Group, Ltd.

In January 2011, we invested $10 million in cash in Web International Education Group Ltd. (Web). This strategic investment gives us a 20% minority interest in Web, with the option to acquire the remainder of the company within a period of five years. Web is a provider of English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers throughout China. The proceeds of the investment are intended to be used to expand Web’s learning center network into more Chinese cities in China. Web centers include learning labs that are outfitted with modern computers and connections to the internet. They can be used to access our curriculum products and other electronic educational services.

Creation of the George Washington University Online High School

In January 2011, we announced the creation of a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The online school will cooperate extensively with the George Washington University School of Education to define academic programs and teaching methodologies. The program includes extensive college and career counseling that is unique among online high-school programs.

Acquisition of International School of Berne

In April, 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. Our purchase provided us with the right to operate IS Berne and substantially all of its assets excluding real estate.

Investment by Technology Crossover Ventures in K12 Inc.

In April 2011, we completed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to Technology Crossover Ventures (TCV). The proceeds of $125.8 million are unrestricted and may be used for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors (Board) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, we granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. In addition, TCV was granted the right to demand registration of the shares of restricted Common Stock it acquired in the transaction.

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts of Kaplan Virtual Education (KVE), a subsidiary of Kaplan, Inc. KVE assets included online public schools in eight states serving students in grades 6-12. KVE also operated three online private schools serving similar grades. The acquisition will allow us to serve more students with multiple curriculum platforms, leverage the Insight School brand to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. Kaplan K-12 assets are being integrated with our online charter school and private school operations. As part of the acquisition agreement, Kaplan Inc. has agreed not to engage in similar efforts in the K-12 marketplace for a period of 3 years.

Our History

We were founded in 2000 to utilize the advances in technology to provide children access to a high-quality public school education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. The convergence of these concerns and rapid advances in Internet technology created the opportunity to make a significant impact by deploying a high quality online learning systems on a flexible, online platform.

In September 2001, after 18 months of research and development of our curriculum, we introduced our kindergarten through 2nd grade offering. We launched our initial online learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We added new grades over the first seven years and continue to manage schools in more states every year. We have also launched hybrid programs that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. For the 2010-11 school year, we managed schools in 27 states and through our Institutional Business served schools in all 50 states. For the 2011-12 school year, we have been approved to manage schools in Louisiana and Tennessee bringing the total states with managed schools to 29.

The following table sets forth the grade levels offered, and new state(s) managed by school year for virtual public schools and hybrid schools:

School Year	Grades Offered	# of States with Managed Schools	New States with Managed Schools

SY 2001 - 2002	K - 2	2	Colorado, Pennsylvania

SY 2002 - 2003	K - 5	7	Arkansas, California, Idaho, Minnesota, Ohio

SY 2003 - 2004	K - 7	11	Arizona, Florida, Utah, Wisconsin

SY 2004 - 2005	K - 8	12	Kansas

SY 2005 - 2006	K - 9	13	Texas

SY 2006 - 2007	K - 10	15	Illinois, Washington,

SY 2007 - 2008	K - 12	17	Georgia, Nevada

SY 2008 - 2009	K - 12	21	Hawaii, Indiana, Oregon, South Carolina

SY 2009 - 2010	K - 12	25	Alaska, Oklahoma, Virginia, Wyoming

SY 2010 - 2011	K - 12	27	Massachusetts, Michigan

SY 2011- 2012	K –12	29	Louisiana, Tennessee

Key Aspects and Trends of Our Operations

Revenues

We generate a significant portion of our revenues from the sale of curriculum, management and technology services to virtual public schools and hybrid schools, where we provide turnkey management services. In each of the past five years, more than 85% of our revenues have been derived from this source. We anticipate that these revenues will continue to represent the bulk of our total revenues over the next 12-24 months, however we expect revenues in our other distribution channels to increase in proportion to our total revenues as we execute on our growth strategy. These channels include schools and school districts (our Institutional Business), Private Schools, consumer, post-secondary and international.

Factors affecting our revenues include:

(i)	the number of enrollments;

(ii)	the management services provided to the schools and school districts;

(iii)	state or district per student funding levels and attendance requirements;

(iv)	prices for our products and services;

(v)	growth in our other distribution channels; and

(vi)	revenues from new initiatives, mergers and acquisitions.

We define an enrollment as a student using our curriculum. Generally, students will take four to six courses, except for some kindergarten students who may participate in half-day programs. We count each half-day kindergarten student as an enrollment. Students served through our Institutional Business and Private School offerings may enroll in a single course. For better comparability, these students are converted to full-time equivalents (FTEs) on a four course basis.

School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the last day of September to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month-end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

We believe that the number of enrollments depends upon the following:

•	the number of states and school districts in which we operate;

•	the restrictive terms of local laws or regulations including enrollment caps;

•	the appeal of our curriculum and instructional model to students and families;

•	the specific school or school district requirements including credit recovery, AP, or special needs;

•	the effectiveness of our program in delivering favorable academic outcomes;

•	the quality of the teachers working in the schools we serve; and

•	the effectiveness of our marketing and recruiting programs.

Our reported total average enrollments include students in Managed Schools, students taking K12 curriculum or Aventa online programs offered by school districts (Institutional Business), and students in Private Schools. We currently exclude selected programs from our reported enrollment. For example, we do not include students in our consumer channel as we do not monitor the progress of these students in the same way as we do in other programs. We typically sell our A+ curriculum (acquired with AEC) as a site license. As these schools are not limited in the number of students who may access our curriculum, we do not include these students in our enrollment totals. We also exclude students from Capital Education and our classroom pilots.

In fiscal year 2011, we increased total average enrollments by 31,012 or 45.7% to 98,890 as compared to total average enrollments of 67,878 in fiscal year 2010. These figures include 15,880 enrollments obtained through acquisitions completed in fiscal year 2011. We continually evaluate our trends in revenues by monitoring the number of enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services.

In fiscal year 2011, 72.1% of our enrollments are associated with virtual public schools and hybrid schools to which we provide turnkey management services. Enrollments in these schools on average generate substantially more revenues than enrollments served through our Institutional Business where we provide limited or no management services. Similarly, revenues earned per enrollment across our private school programs vary. As we continue to build our Institutional Business and increase enrollment in Private Schools, enrollment mix will shift and may impact growth in revenues relative to the growth in enrollments.

In fiscal year 2011, we derived approximately 13% of our revenues from each of the Ohio Virtual Academy and the Agora Cyber Charter School (Agora) in Pennsylvania. In aggregate, these schools accounted for approximately 26% of our total revenues. We provide our full turnkey management solution pursuant to our contract with the Ohio Virtual Academy, which terminates on June 30, 2017. We provide our full turnkey solution to the Agora pursuant to a contract with the school that expires on June 30, 2015. The annual revenues generated under each of these contracts represent a material portion of our total revenues in fiscal year 2011, however, as our other distribution channels grow, these proportions may decline.

Our annual revenue growth is impacted by changes in federal, state and district per enrollment funding levels. Due to the budgetary problems arising from the economic recession, many states have reduced per enrollment funding for public education affecting many of the public schools we serve. While the American

Recovery and Reinvestment Act of 2009 and Education Jobs and Medicaid Assistance Act of 2010 have provided additional federal funds to states, they have not fully offset the state funding reductions. Our financial results reflect the state funding reductions, federal funds provided, and expense reductions that we undertook in order to mitigate the impact of these budget constraints. Notwithstanding this additional aid, net reductions in school funding have negatively affected both revenue and income for our last three fiscal years. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per enrollment funding in the future.

We evaluate the combined pricing of our curriculum and educational services annually against market conditions and state funding levels and change them as we deem appropriate. We do not expect our price changes to have a significant impact on revenues as they are generally encompassed within changes in per enrollment funding levels for virtual public schools and hybrid schools.

Our growth strategy includes increasing revenues in other distribution channels, including accelerating sales to schools and school districts, adding enrollments in our private schools, and pursuing international opportunities to offer our learning system. While the combined revenues from these channels are significantly smaller than that from the public schools we manage in fiscal year 2011, the revenues are growing a faster rate. Our success in executing our strategies will impact future growth. We also launched several new initiatives in fiscal year 2011 including MIL, Capital Education, and the management of SF Flex. These initiatives contributed 1.8% to revenue growth. In addition, we will continue to pursue acquisitions at attractive valuations that complement our existing educational offering and business capabilities. In FY 2011, the acquisitions of KCDL, AEC, and IS Berne contributed 10.4% to revenue growth.

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The virtual public schools and hybrid schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional Business, Private School and MMLA summer programs. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, and the cost of any third-party online courses. In addition, we include in instructional costs the amortization of capitalized curriculum and related systems. We measure, track and manage instructional costs and services as a percentage of revenues and on a per enrollment basis as these are key indicators of performance and operating efficiency.

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

We have deployed and are continuing to develop new delivery models, including hybrid schools, where students receive face-to-face instruction in a learning center to complement their online instruction, and other programs that utilize a brick and mortar facility full-time, including our operational management of the SF Flex School and IS Berne. These models necessitate additional costs including facilities related costs and additional administrative support, which are generally not required to operate typical virtual public schools and hybrid schools. In addition, development costs may include instructional research and curriculum development. As a result, instructional costs as a percentage of revenues may be higher than our fully virtual kindergarten through eighth grade offering. In addition, we are pursuing expansion into new states. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a school, which may result in increased instructional costs as a percentage of revenues.

As a percentage of revenues, instructional costs and services expenses increased to 58.8% for the year ended June 30, 2011, as compared to 57.8% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and online learning systems, expenses for new initiatives that did not have the corresponding growth in revenues in the current period, and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by lower fulfillment costs for materials and computers, increased productivity at the schools we manage, and leverage of fixed school infrastructure costs.

Selling, Administrative and Other Operating Expenses

Selling, administrative and other operating expenses include the salaries and benefits employees engaged in business development, public affairs, sales and marketing, and administrative functions and their related third-party costs. In addition, we include rent expense for our corporate headquarters, stock compensation expense, facility and corporate equipment depreciation and intangible amortization. We also include litigation settlement costs, and transaction and due diligence expenses related to mergers and acquisitions. We track selling, administrative and other operating expenses as a percentage of revenues to measure performance and efficiency of these areas. In addition, we quantify sales and marketing efficiency including the number of new enrollment prospects, our ability to convert these prospects into enrollments, and our cost effectiveness of conversion. We also review various call center statistics as indicators of operating efficiency and customer service including call handle rates, waiting time and customer satisfaction. For fiscal year 2011, our selling, administrative and other operating expenses as a percentage of revenues were 33.5%, as compared to 30.5% in the prior year. This increase is primarily attributable to increases in: personnel costs including those acquired with KCDL and AEC; strategic marketing including brand awareness and student recruitment; professional services; depreciation and amortization including the effects of purchase accounting; M&A transaction and integration expenses; financial systems and process improvement costs; and one-time stock compensation expenses. Included in selling, administrative, and other operating expenses for fiscal year 2011 are expenses of $6.6 million for several new initiatives. Also in fiscal year 2011, transaction and merger integration expenses, financial systems and process improvement costs, and one-time stock compensation expenses totaled $9.4 million. We continue to invest in our financial systems to allow us to more effectively operate a large and growing company that will be able to better serve the educational needs of students domestically and internationally.

Product Development Expenses

Product development expenses include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems and any related impairment charges. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. In fiscal year 2011, product development expenses increased as we acquired the development functions of KCDL and AEC. We plan to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, world language courses, and new releases of existing courses and to continue to upgrade our content management system and online schools. We expect to gain efficiencies as we integrate the development capabilities of KCDL and AEC and leverage our collective development efforts over an increasing base of enrollment. We capitalize most of the costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize the costs incurred to develop internal systems into capitalized software development costs.

Other Factors That May Affect Comparability Year To Year

Amortization of Capitalized Curriculum and Related Systems.    We record amortization of capitalized curriculum and related systems in instructional costs and services expenses.

Our amortization of capitalized curriculum and related systems for the years ended June 30, 2011, 2010 and 2009:

($ in millions)	2011	2010	2009
Amortization of Capitalized Curriculum and Related Systems	$10.4	$5.7	$3.4
Amortization as a % of revenues	2.0%	1.5%	1.1%

We expect amortization of capitalized curriculum and related systems to continue to increase in the future as we place additional courses and systems in service.

Stock Based Compensation Expense.    We record stock based compensation expense in selling, administrative and other operating expenses.

Our stock based compensation expense for the years ended June 30, 2011, 2010 and 2009:

($ in millions)	2011	2010	2009
Stock-based compensation expense	$9.5	$5.9	$2.8
Stock compensation expense as a % of revenues	1.8%	1.5%	0.9%

We expect stock based compensation expense to continue to increase in the future as we grant additional stock options and restricted stock awards as incentive compensation and to retain and attract employees.

Income Tax Expense.    In the period from our inception through fiscal year 2005, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes. However, in each of the three years ending June 30, 2008, we generated increasing enrollments, revenue and pre-tax income. As a result, in fiscal year 2008, we determined it was more likely than not that substantially all of our net deferred tax assets would be utilized. For the year ended June 30, 2008, we recognized a net income tax benefit of $21.1 million. This reflects the net effect of a $27.0 million tax benefit from the reversal of the valuation allowance on net deferred tax assets and an income tax expense of $5.9 million, or 46.6% of pretax income.

Income tax expense for the year ended June 30, 2009 was $9.6 million, or 45.1% of pretax income. For the year ended June 30, 2010, income tax expense was $13.2 million, or 38.8% of pretax income. The tax rate of 38.8% reflects the benefit of research and development tax credits. This credit expired in December 2009 and was retroactively reinstated to January 1, 2010 during fiscal year ended June 30, 2011. Without the benefit of these tax credits, the tax rate would have been 43.1%. For the year ended June 30, 2011, income tax expense was $11.3 million, or 49.3% of pretax income. The tax rate of 49.3% reflects the benefit of research and development tax credits. Without the benefit of these tax credits, the tax rate would have been 51.8%. In addition, the income tax rate for the year ended June 30, 2011 increased primarily due to nondeductible costs incurred in the current and prior periods related to transactions that closed during the year ended June 30, 2011. Without these nondeductible transaction costs, income tax expense for the year ended June 30, 2011 would have been 43.4% of income before taxes.

Our income tax expense for the years ended June 30, 2011, 2010 and 2009:

($ in millions)	2011	2010	2009
Income tax expense	$11.3	$13.2	$9.6
Income tax expense as a % of pretax income	49.3%	38.8%	45.1%

Intangible Asset Amortization.    Our intangible asset amortization for the years ended June 30, 2011, 2010 and 2009:

($ in millions)	2011	2010	2009
Intangible asset amortization expense	$3.1	$0.2	$0.1
Intangible asset amortization expense as a % of revenues	0.6%	0.1%	0.0%

We recorded intangible assets of $27.3 million in fiscal year 2011 related to three transactions. These intangible assets have estimated useful lives from 3 to 20 years. We expect intangible asset amortization to increase in fiscal year 2012 due to the full year impact of acquisitions which occurred during fiscal year 2011 and may increase further in future years as we make additional acquisitions.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

In accordance with Accounting Standards Codification (ASC) 605 (formerly SEC Staff Accounting Bulletin No. 104) we recognize revenues when the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery of physical goods or rendering of services is complete; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Once these conditions are satisfied, the amount of revenues we record is determined in accordance with Emerging Issues Task Force (EITF 99-19), Reporting Revenue Gross as a Principal versus Net as an Agent, (codified in ASC 605).

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

While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student personal computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

•

Access to the Online School and Online Curriculum.    Our OLS revenues are generally earned on a per course basis from schools and school districts. Students enrolled through a school are provided access to the OLS and online curriculum. Revenues are earned ratably over the school year, typically 10 months, or over the semester depending on the length of the course.

•	Learning Kits. The lessons in our online school are often accompanied with selected printed materials, workbooks, laboratory materials and other manipulative items which we provide to students. We generally ship all learning kits to a student when their enrollment is approved. Once materials have been shipped, our efforts are substantially complete. Therefore, we recognize revenues upon shipment. Shipments for schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues. We may also receive reclamation fee income when we reclaim materials for schools at the end of the school year or when a student withdraws from the school.

•

Student Personal Computers.    We provide many enrolled families with the use of a personal computer and complete technical support through our call center. Revenues are generally earned ratably over the school year. We will also earn revenues for reclamation services when a student withdraws and returns the computer or a computer needs to be exchanged.

•

Management, Technology and Educational Services.    Under most of our statewide virtual public school and hybrid school contracts, we provide the boards of these schools with turnkey management and technology services. We recognize these revenues ratably over the course of our fiscal year as administrative offices of the school remain open for the entire year. Our management and technology service fees are generally a contracted percentage of yearly school funding. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues.

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

The fact that a school has an operating loss in one year does not necessarily mean we anticipate losing money on the entire contract, however, a school operating loss may reduce our ability to collect invoices in full. Accordingly, our recognized revenues reflect this reduction. We amortize the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. We periodically review our estimates of full year school revenues and full year school operating expenses and amortize the net impact of any changes to these estimates over the remainder of our fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school revenues and use actual costs incurred in our calculation of school operating losses. In aggregate, the operating losses of the schools we manage have grown substantially. We expect school operating losses to decline in some schools as their enrollment increases and they obtain scale. In aggregate, we expect school operating losses to continue to grow due to start up costs in new states, additional investment in educational programs, and the higher costs associated with our high school offering.

The amount of revenues we record is determined in accordance with ASC 605. For the schools where we provide turnkey management services, we have determined that we are the primary obligor for substantially all expenses of the school. Accordingly, we report certain revenues on a gross basis by recording the associated per student revenues received by the school up to the expenses incurred by the school. These associated gross revenues are recognized when the underlying expenses are incurred by the school. In certain managed school contracts, our revenue is determined directly by per enrollment funding. As our services are performed over the fiscal year, we generally earn and recognize revenues ratably over that period.

Under our Institutional Business distribution channel, we provide services for a school or school district without any fiscal responsibility, and recognize revenues on a net basis. Revenues in our Private Schools are recognized based upon the services provided as described above.

We generate a small percentage of our revenues from the sale of perpetual licenses of curriculum and ongoing support to schools. Under ASC 605-25-25-2, we account for the license and support of separate units of accounting and recognize revenues associated with the license up front and ongoing maintenance and support over the performance period. We also generate a small percentage of our revenues through the sale of our online courses and learning kits directly to consumers. Online course sales are generally month to month subscriptions or for periods of 12 months and customers have the option of paying a discounted amount in full upfront or paying in monthly installments. For those customers electing to pay these subscription fees in their entirety upfront, we record the payment as deferred revenue and amortize the revenues over the life of the subscription. For customers paying monthly, we recognize these payments as revenues in the month earned. Revenues for learning kits are recognized when shipped.

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

Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350 (formerly Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll, and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding, and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

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

We capitalize software development costs incurred during the development stage of these applications in accordance with ASC 350 (formerly SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). These capitalized development costs are included in capitalized software development costs and are generally amortized over three years.

Impairment of Long-lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360 (formerly Statement of Financial Accounting Standards No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no impairment charges for the years ended June 30, 2011 and 2010. We recorded impairment charges on capitalized curriculum of $0.3 million for the year ended June 30, 2009.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, (formerly SFAS No. 109, Accounting for Income Taxes). ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. However, our ability to forecast sufficient future taxable income is subject to certain market factors that we may not be able to control such as a material reduction in per pupil funding levels, legislative budget cuts reducing or eliminating the products and services we provide and government regulation.

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

As of June 30, 2011, we had federal net operating loss carryforwards of $59.6 million that expire between 2021 and 2031 if unused. We maintain a valuation allowance on net deferred tax assets of $0.9 million as of June 30, 2011 related to state income taxes and foreign net operating losses as we believe it is more likely than not that we will not be able to utilize these deferred tax assets. Due to our net operating loss carryforwards, we do not expect to pay federal income taxes in the next twelve months, other than the alternative minimum tax. Federal net operating loss carryforwards as of June 30, 2011 include $8.9 million and $1.5 million of federal net operating losses generated by KCDL and AEC, respectively, in prior periods, which the Company expects to utilize.

Accounting for Stock-based Compensation

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

The fair value of restricted stock awards is the fair market value on the date of grant. We use the Black-Scholes option pricing model method to calculate the fair value of stock options. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option.

Goodwill and Other Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU 350. Finite-lived intangible assets include the trade names, customer contracts and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.

As of June 30, 2011 and 2010, we had a finite-lived intangible asset balance of $41.8 million and $14.5 million, respectively and accumulated amortization of $3.5 million and $0.4 million, respectively. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $3.1 million, $0.2 million and $0.1 million, respectively. Future amortization of intangible assets is not yet determinable until a final allocation is completed identifying the finite-lived intangibles and corresponding useful life contributed to AEC. As of June 30, 2011 and 2010, indefinite-lived intangible assets are recorded for $55.6 million and $1.8 million, respectively.

ASC 350 (formerly Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,), prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. We have elected to perform our annual assessment on May 31st of each year. For the years ended June 30, 2011, 2010, and 2009 no impairment to goodwill or indefinite-lived intangible assets was recorded.

($ in millions)	2011	2010
Components of indefinite-lived intangibles
Goodwill	$55.3	$1.5
Domain Name	0.3	0.3

Total	55.6	$1.8

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

The transaction resulted in a change in ownership interest of the subsidiary that did not result in loss of control and was accounted for as an equity transaction in accordance with the provisions of ASC 810 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51). The assets contributed by Middlebury were initially recorded at their fair value. The intangible assets contributed by Middlebury were estimated at a fair value of $14.0 million.

Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value fair value in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. We adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. As of June 30, 2011, the estimated redeemable noncontrolling interest was $17.2 million.

Investment in Web International Education Group, Ltd.

We have recorded our minority investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. Accordingly, the operating results of Web are not reflected in our consolidated statements of operations. During the year ended June 30, 2011, there was no change to the fair value of our Web investment based on the initial cost of the investment and Web’s financial performance since initial investment.

Results of Operations

The following table sets forth total average enrollment data by distribution channel for each of the periods indicated. Our reported total average enrollments include students in Managed Schools, students taking K12 curriculum or Aventa online programs offered by school districts (Institutional Business), and students in Private Schools. These figures exclude enrollments from our consumer, A+, post-secondary and classroom pilot programs.

	Years Ending			Growth 2011/2010		Growth 2010/2009
	2011	2010	2009	Change	Change %	Change	Change %
Total Average Enrollment
K12 Managed Schools	68,189	56,962	45,069	11,227	19.7%	11,893	26.4%
K12 Institutional Business	13,082	9,850	9,893	3,232	32.8%	(43)	-0.4%
K12 Private Schools	1,739	1,066	595	673	63.1%	471	79.2%

K12 Total Average Enrollment	83,010	67,878	55,557	15,132	22.3%	12,321	22.2%
Total Acquired Enrollment	15,880	—	—	15,880	NM	—	NM

Total Average Enrollment	98,890	67,878	55,557	31,012	45.7%	12,321	22.2%

K12 and Acquired Enrollment
Managed Schools	71,322	56,962	45,069	14,360	25.2%	11,893	26.4%
Institutional Business	19,862	9,850	9,893	10,012	101.6%	(43)	-0.4%
Private Schools	7,706	1,066	595	6,640	622.9%	471	79.2%

Total Average Enrollment	98,890	67,878	55,557	31,012	45.7%	12,321	22.2%

Certain totals may not add due to the effects of rounding.

NM – Not Meaningful

The following table sets forth statements of operations data for each of the periods indicated:

	Years Ended June 30,
	2011	2010	2009
	(In thousands)
Revenues	$522,434	$384,470	$315,573

Cost and expenses
Instructional costs and services	307,111	222,029	196,976
Selling, administrative, and other operating expenses	174,762	117,398	86,683
Product development expenses	16,347	9,576	9,575

Total costs and expenses	498,220	349,003	293,234

Income from operations	24,214	35,467	22,339
Interest expense, net	(1,207)	(1,331)	(982)

Income before income tax expense and noncontrolling interest	23,007	34,136	21,357
Income tax expense	(11,342)	(13,249)	(9,628)

Net income	11,665	20,887	11,729
Add net loss attributable to noncontrolling interest	1,127	638	586

Net Income — K12 Inc.	$12,792	$21,525	$12,315

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenues for the periods indicated:

	Year Ended June 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	58.8	57.8	62.4
Selling, administrative, and other operating expenses	33.5	30.5	27.5
Product development expenses	3.1	2.5	3.0

Total costs and expenses	95.4	90.8	92.9

Income from operations	4.6	9.2	7.1
Interest expense, net	(0.2)	(0.3)	(0.3)

Income before income tax expense and noncontrolling interest	4.4	8.9	6.8
Income tax expense	(2.2)	(3.4)	(3.1)

Net income	2.2	5.5	3.7
Add net loss attributable to noncontrolling interest	0.2	0.1	0.2

Net income — K12 Inc.	2.4%	5.6%	3.9%

Comparison of Years Ended June 30, 2011 and 2010

Revenues.    Our revenues for the year ended June 30, 2011 were $522.4 million, representing an increase of $137.9 million, or 35.9%, as compared to revenues of $384.5 million for the same period in the prior year. Organic revenue growth was 23.7%. Revenue from acquisitions was $40.1 million and contributed 10.4% to revenue growth. Revenue from new initiatives was $7.0 million and contributed 1.8% to revenue growth. Total average enrollments increased 45.7% to 98,890 for the year ended June 30, 2011 from 67,878 for the same period prior year. The increase in average enrollments was attributable to 23.4% acquisition enrollment growth and 22.3% organic enrollment growth.

Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2011 were $307.1 million, representing an increase of $85.1 million, or 38.3% as compared to instructional costs and services of $222.0 million for the same period in the prior year. This increase was primarily attributable to a $63.9 million increase in expenses to operate and manage schools including the programs acquired with KCDL and the MIL summer programs. In addition, costs to supply curriculum, books, educational materials and computers to students increased $10.6 million, and amortization of curriculum and online learning systems also increased $10.6 million. Included in the $85.1 million increase in instructional costs and services expenses were start-up and launch expenses of $7.5 million for several new initiatives. As a percentage of revenues, instructional costs and services expenses increased to 58.8% for the year ended June 31, 2011, as compared to 57.8% for the same period in the prior year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and online learning systems, expenses for new initiatives that did not have the corresponding growth in revenues in the current period, and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by lower fulfillment costs for materials and computers, increased productivity at the schools we manage, and leverage of fixed school infrastructure costs.

Selling, Administrative, and Other Operating Expenses.    Selling, administrative, and other operating expenses for the year ended June 30, 2011 were $174.8 million, representing an increase of $57.4 million, or 48.9%, as compared to selling, administrative and other operating expenses of $117.4 million for the same period in the prior year. This increase is primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; personnel costs including those acquired with KCDL and AEC; M&A transaction and integration expenses; depreciation and amortization including the effects of purchase accounting;

financial systems and process improvement costs; and one-time stock compensation expenses. Included in the $57.4 million increase in selling, administrative, and other operating expenses are expenses of $6.6 million for several new initiatives. As a percentage of revenues, selling, administrative, and other operating expenses increased to 33.5% for the year ended June 30, 2011 as compared to 30.5% for the same period in the prior year primarily due to the items identified above.

Product Development Expenses.    Product development expenses for the year ended June 30, 2011 were $16.3 million, representing an increase of $6.7 million, or 69.8%, as compared to product development expenses of $9.6 million for the same period in the prior year. The increase is primarily due to support for the Aventa curriculum acquired during the period as well as new projects including development expenses related to our financial systems implementation. Included in the $6.7 million increase in product development expenses are expenses of $1.8 million for new initiatives and ERP implementation expenses of $1.0 million. As a percentage of revenues, product development expenses increased to 3.1% for the year ended June 30, 2011 as compared to 2.5% for the same period in the prior year primarily due to the items identified above.

Net Interest Expense.    Net interest expense for the year ended June 30, 2011 was $1.2 million, as compared to net interest expense of $1.3 million for the same period in the prior year. The decrease is primarily due to lower interest rates on capital leases and notes payable for the year ending June 30, 2011 as compared to the same period in the prior year.

Income Taxes.    Income tax expense for the year ended June 30, 2011 was $11.3 million or 49.3% of income before income taxes, as compared to an income tax expense of $13.2 million, or 38.8% of income before taxes, for the same period in the prior year. The increase in rate is primarily attributable to nondeductible costs incurred in the current and prior periods related to transactions that closed during the year ended June 30, 2011. Without these nondeductible transaction costs, the effective income tax rate for the year ended June 30, 2011 would have been 43.4% of income before taxes. This increased rate was reduced somewhat by tax credits recognized in the year ended June 30, 2011 for research and development activities in the current and prior periods. Without these credits, the effective income tax rate for the year ended June 30, 2011 would have been 51.8% of income before taxes.

Noncontrolling interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2011 and 2010 was $1.1 million and $0.6 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of Years Ended June 30, 2010 and 2009

Revenues.    Our revenues for the year ended June 30, 2010 were $384.5 million, representing an increase of $68.9 million, or 21.8%, as compared to revenues of $315.6 million for the same period in the prior year. Total average enrollments increased 22.2% to 67,878 for the year ended June 30, 2010 from 55,557 for the same period prior year. The increase in average enrollments was primarily attributable to 19.8% enrollment growth in existing states. New school openings in Alaska, Oklahoma, Virginia, and Wyoming contributed approximately 1.8% to enrollment growth.

Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2010 were $222.0 million, representing an increase of $25.1 million, or 12.7% as compared to instructional costs and services of $197.0 million for the same period in the prior year. This increase was primarily attributable to a $25.5 million increase in expenses to operate and manage the schools, partially offset by a $0.4 million decrease in costs to supply curriculum, books, educational materials, and computers to students, including depreciation and amortization. As a percentage of revenues, instructional costs decreased to 57.8% for the year ended June 30, 2010, as compared to 62.4% for the same period in the prior year. This decrease as a percentage of revenues was primarily attributable to the lower fulfillment costs for materials and computers, increased volume in reclaimed materials, increased productivity at the schools we serve, and leverage of fixed school infrastructure costs. This decrease in expenses were partially offset by an increase in the percentage of high school enrollments relative to total enrollments from 18.5% to 21.9%, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services.

Selling, Administrative, and Other Operating Expenses.    Selling, administrative, and other operating expenses for year ended June 30, 2010 were $117.4 million, representing an increase of $30.7 million, or 35.4%, as compared to selling, administrative and other operating expenses of $86.7 million for the same period in the prior year. This increase is primarily attributable to increases in personnel costs including benefits and stock compensation expense, the expansion of our institutional sales force, student recruiting and enrollment costs, professional services acquisition due diligence and transaction related costs, and litigation settlement costs. As a percentage of revenues, selling, administrative and other operating expenses increased to 30.5% for the year ended June 30, 2010 as compared to 27.5% for the same period in the prior year primarily due to increases in personnel costs including the expansion of our institutional sales force, student recruiting, professional services, and acquisition due diligence and transaction related costs.

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

Income Taxes.    Income tax expense for the year ended June 30, 2010 was $13.2 million, or 38.8% of income before income taxes, as compared to an income tax expense of $9.6 million, or 45.1% of income before taxes, for the same period in the prior year. The decrease in rate is primarily attributable to tax credits recognized in the year ended June 30, 2010 for research and development activities in the current and prior periods. Without these credits, income tax expense for the year ended June 30, 2010 would have been $14.7 million or 43.1% of income before taxes.

Noncontrolling interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2010 and 2009 was $0.6 million and $0.6 million, respectively. Noncontrolling interest reflects the after tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Quarterly Results of Operations

The following table sets forth enrollment data for our Managed Schools, Institutional Business and Private Schools for the eight most recent quarters. These enrollments exclude enrollments for our consumer, A+, post-secondary and classroom pilot programs.

	Jun-11	Mar-11	Dec-10	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
K12 Total Average Enrollment	79,906	84,125	83,318	84,950	64,575	68,732	68,519	70,401
Acquired Enrollment	16,307	16,905	14,978	14,661	—	—	—	—

Total Average Enrollment	96,213	101,030	98,296	99,611	64,575	68,732	68,519	70,401

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

	For the Three Months Ended,
	Jun-11	Mar-11	Dec-10	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
	(In thousands)
Revenues	$128,268	$130,293	$129,002	$134,871	$88,321	$96,627	$93,197	$106,325

Cost and expenses
Instructional costs and services	78,107	77,727	76,195	75,082	55,868	56,479	51,589	58,093
Selling, administrative, and other operating expenses	52,324	36,763	35,177	50,498	32,329	26,843	24,899	33,327
Product development expenses	4,029	4,972	3,435	3,911	1,999	2,924	2,415	2,238

Total costs and expenses	134,460	119,462	114,807	129,491	90,196	86,246	78,903	93,658

Income (loss) from operations	(6,192)	10,831	14,195	5,380	(1,875)	10,381	14,294	12,667
Interest expense, net	(237)	(307)	(366)	(297)	(289)	(361)	(324)	(357)

Income (loss) before income tax (expense) benefit and noncontrolling interest	(6,429)	10,524	13,829	5,083	(2,164)	10,020	13,970	12,310
Income tax benefit (expense)	2,968	(5,260)	(6,119)	(2,931)	427	(3,927)	(4,381)	(5,368)

Net income (loss)	(3,461)	5,264	7,710	2,152	(1,737)	6,093	9,589	6,942
Add net loss attributable to noncontrolling interest	617	335	129	46	412	36	49	141

Net income (loss) — K12 Inc.	$(2,844)	$5,599	$7,839	$2,198	$(1,325)	$6,129	$9,638	$7,083

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	For the Three Months Ended,
	Jun-11	Mar-11	Dec-10	Sep-10	Jun-10	Mar-10	Dec-09	Sep-09
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	60.9	59.7	59.1	55.7	63.2	58.5	55.4	54.6
Selling, administrative, and other operating expenses	40.8	28.2	27.3	37.4	36.6	27.8	26.7	31.3
Product development expenses	3.1	3.8	2.7	2.9	2.3	3.0	2.6	2.1

Total costs and expenses	104.8	91.7	89.1	96.0	102.1	89.3	84.7	88.0

Income (loss) from operations	(4.8)	8.3	10.9	4.0	(2.1)	10.7	15.3	12.0
Interest expense, net	(0.2)	(0.2)	(0.3)	(0.2)	(0.4)	(0.3)	(0.3)	(0.3)

Income (loss) before income tax (expense) benefit and noncontrolling interest	(5.0)	8.1	10.6	3.8	(2.5)	10.4	15.0	11.7
Income tax benefit (expense)	2.3	(4.1)	(4.7)	(2.2)	0.5	(4.1)	(4.7)	(5.0)

Net income (loss)	(2.7)	4.0	5.9	1.6	(2.0)	6.3	10.3	6.7
Add net loss attributable to noncontrolling interest	0.5	0.3	0.1	0.0	0.5	—	—	0.1

Net income (loss) — K12 Inc.	(2.2%)	4.3%	6.0%	1.6%	(1.5%)	6.3%	10.3%	6.8%

Discussion of Quarterly Results of Operations

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months schools are serving students in a fiscal quarter. While school administrative offices are generally open year round, a school typically serves students during a 10 month academic year. A school’s academic year typically begins in August or September, our first fiscal quarter, and finishes in May or June, our fourth fiscal quarter. Consequently, our first and fourth fiscal quarters reflect fewer than three complete months of operations when compared to the second and third fiscal quarters.

In the first fiscal quarter, we ship materials to students for the beginning of the school year. New students will enroll after the start of the school year, but in significantly smaller numbers. This generally results in higher materials revenues and margin in the first quarter versus other quarters. In the first and fourth fiscal quarters, online curriculum and computer revenues are generally lower as these revenues are primarily earned during the school academic year which may provide for only one or two months of these revenues in these quarters versus the second and third fiscal quarters. Management and technology service revenues are recognized ratably over the course of our fiscal year. The combined effect of these factors results in slightly higher revenues in the first fiscal quarter than in the subsequent quarters.

Operating expenses are also seasonal. Instructional costs and services expenses increase in the first fiscal quarter primarily due to the costs incurred to ship student materials at the beginning of the school year. Instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. For example, enrollment growth will require additional teaching staff, thereby increasing salary and benefits expense. School events may be seasonal, (e.g. professional development, proctored exam related expenses, and community events) impacting the quarterly change in instructional costs. The majority of our recruiting and enrollment expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is July through September. A significant portion of our overhead expenses does not vary with the school year or enrollment season.

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

Accounts receivable balances tend to be at the highest levels in the first quarter of our fiscal year as we begin billing for all enrolled students and our billing arrangements include upfront fees for many of the elements of our offering. These upfront fees result in seasonal fluctuations to our deferred revenue balances. Generally, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since the deferred revenue is amortized over the course of the school year, which ends in June, the balance is typically at its lowest at the end of our fiscal year. Generally, deferred revenues from virtual public schools and hybrid schools have not been a source of liquidity as most schools receive their funding over the course of the year. In the fourth quarter of fiscal year 2010, we recorded deferred revenues for early materials shipments for the upcoming school year. Also, in the fourth quarter of fiscal year 2010, we received an early payment for the upcoming school year however that is not typical.

The deferred revenue related to our direct-to-consumer business results from advance payments for 12 month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold. Also at the end of the fourth quarter, we will record deferred revenues for the Middlebury summer language program as students typically prepay for attending the programs that conclude in July.

Liquidity and Capital Resources

As of June 30, 2011, 2010, and 2009 we had cash and cash equivalents of $193.1 million, $81.8 million, and $49.5 million, respectively, excluding restricted cash. As of June 30, 2011 our cash balance included $6.6 million associated with our two joint ventures.

In addition to our cash and line of credit, we had accounts receivable of $96.2 million, $71.2 million, and $53.0 million as of June 30, 2011 2010, and 2009, respectively. Our accounts receivable provide an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the timing of customer billings and collections and accounts receivable tend to be at the highest levels in the first quarter as we begin billing for students.

We have a $35 million revolving credit agreement with PNC Bank (Credit Agreement) that expires December 2012. Pursuant to the terms of the Credit Agreement, the proceeds of the term loan facility are to be used for general corporate purposes. Because of the seasonality of our business and timing of funds received, the school expenditures are higher in relation to funds received in certain periods during the year. The Credit Agreement provides the ability to fund these periods until cash is received from the schools.

Borrowings under the Credit Agreement bear interest based upon the terms of the borrowings. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank from time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratios (as defined in the Credit Agreement). We pay a quarterly commitment fee on the unused portion of the credit agreement. The line of credit includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things restrict our and our subsidiaries abilities to incur additional indebtedness, grant liens, or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualification and exceptions. Through June 30, 2011, we were in compliance with these convents. As of June 30, 2011 no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

In August 2011, we amended our equipment lease line of credit with PNC Equipment Finance, LLC to increase the amount available for new purchases to $18 million with an expiration date of August 2012. The interest rate on the borrowings is set at the time of borrowing based upon interest rates in the federal Reserve Statistical Release H.15.

For the year ended June 30, 2011, we borrowed $15.6 million to finance the purchase of student computers and other equipment at an interest rate of approximately 3.0%, bringing the total balance outstanding at June 30, 2011 to $20.5 million. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

On April 15, 2011, we entered into an agreement with Technology Crossover Ventures (TCV) for their purchase of 4 million shares of K12 common stock for total proceeds of approximately $125.8 million. The investment was closed and funded on April 27, 2011. The proceeds are unrestricted and may be used for acquisitions, strategic investments and general corporate purposes.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds currently available, including the investment by TCV and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof. We anticipate making an additional investment in Web using our available cash or common stock.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. We will record the redemption value of the redeemable noncontrolling interest on each balance sheet date in accordance with EITF Topic D-98 and any changes to the redemption value should be recognized as adjustments to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in capital. As of June 30, 2011, the redeemable noncontrolling interest was $17.2 million. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

Termination of Redemption Right of Series A Special Stock

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company KCDL Holdings LLC, 2.75 million shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of Learning Group, LLC, a related party. Our Board of Directors obtained an opinion from an independent financial advisor that the consideration paid in the acquisition was fair from a financial point of view to K12 and its stockholders. The holders of the Series A Shares initially have no voting rights and no rights of conversion with respect to the Series A Shares; however, we held a meeting of our stockholders to obtain their approval to permit the conversion of the Series A Shares into common stock on a one-for-one basis.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2011 was $67.2 million compared to net cash provided by operating activities for same period in the prior year of $54.7 million.

While net income decreased, cash provided by operating activities increased primarily due to an increase in depreciation and amortization, a reduction in growth of accounts receivable, and increases in stock compensation expense and deferred rent. Offsetting these factors was an increase in cash used in inventories.

The increase in depreciation and amortization was due to additional assets placed in service and the effects of purchase accounting. The reduction in growth of accounts receivable was primarily due to the timing of receipts. The increases in accounts payable was primarily due to the timing of payments including fourth quarter inventory purchases. We increased inventory purchases primarily in anticipation of growth for fiscal year 2012.

Net cash provided by operating activities for the year ended June 30, 2010 was $54.7 million as compared to net cash used by operating activities for the year ended June 30, 2009 of $9.4 million.

The increase in cash provided by operating activities was primarily due to an increase in net income, lower inventory purchases as we were benefiting from more efficient purchasing, a greater use of reclaimed student materials, and improved coordination with suppliers. The change in accounts payables increased cash primarily from the timing and lower level of inventory purchases as compared to the prior year. Collections of accounts receivable included receipts of Agora that were delayed in the prior year. Deferred revenues increased cash due to early payments from one school and for our Middlebury summer language program, as well as early shipments of student materials for the upcoming school year. Cash also increased from the change in deferred income taxes driven by an increase in pre-tax income.

Investing Activities

Net cash used in investing activities for the years ended 2011, 2010 and 2009 was $83.0 million, $24.3 million and $27.9 million, respectively.

Net cash used in investing activities for the year ended June 30, 2011 was primarily due to investment in capitalized curriculum of $18.1 million, primarily related to the production of high school courses and elementary school math courses; investment of $29.6 million in property and equipment, including internally developed and purchased software, the purchase of AEC for $24.5 million, $0.8 million for the International School of Berne, and the investment in Web International for $10 million.

Net cash used in investing activities for the year ended June 30, 2010 was primarily due to investment in capitalized curriculum of $13.9 million, primarily related to the production of high school courses and elementary school math courses, and an investment of $10.4 million in property and equipment, including internally developed and purchased software.

Net cash used in investing activities for the year ended June 30, 2009 was primarily due to investment in capitalized curriculum of $13.9 million, primarily related to the production of high school courses, and an investment of $13.9 million in property and equipment, including internally developed and purchased software.

In addition to the investing activities above, in fiscal years 2011, 2010 and 2009, we financed through capital leases purchases of computers for use by students, in the amounts of $15.6 million, $12.2 million and $16.0 million, respectively. Also in fiscal year 2010, we contributed assets and cash to MIL, our joint venture with Middlebury College.

Financing Activities

Net cash provided by financing activities for the years ended June 30, 2011, 2010 and 2009 was $127.1 million, $1.9 million and $15.0 million, respectively.

For the year ended June 30, 2011, net cash provided by financing activities primarily consists of the proceeds from the issuance of common stock to TCV of $125.6 million, the exercise of stock options of $13.4 million, and the excess tax benefit from stock compensation expense of $5.0 million. These amounts were partially offset by payments on capital leases and notes payable totaling $17.1 million. As of June 30, 2011, there were no borrowings outstanding on our $35 million line of credit.

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

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2011:

	For Years Ended June 30,
	Total	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Contractual Obligations at June 30, 2011
Capital leases(1)	$21,176	$12,448	$6,903	$1,825	$—	$—	$—
Operating leases	50,887	4,977	4,450	4,626	4,603	4,349	27,882
Long term obligations(1)	3,869	1,513	1,571	785	—	—	—

Total	$75,932	$18,938	$12,924	$7,236	$4,603	$4,349	$27,882

(1)	Includes interest expense.

For the schools where we provide turnkey management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many not even occur.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value measurements and Disclosures, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollforward. The provisions of ASU 2010-06 related to new disclosures and clarification of existing disclosures was adopted by the Company beginning January 1, 2010. As ASU 2010-06 relates only to disclosure, the adoption of these provisions did not have a material impact on its financial condition, results of operations, and disclosures. The provisions of ASU 2010-06 related to Level 3 rollforward activity are effective for fiscal years beginning after December 31, 2010 and will be effective for the Company on July 1, 2011. The Company is currently evaluating the impact that the adoption of ASU 2010-06 will have on our financial condition, results of operations, and disclosures.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts, which provides authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not a goodwill impairment exists. The guidance is effective for the Company beginning on July 1, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-28 will have on our financial condition, results of operations, and disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combination, which provides authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination has occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates beginning July 1, 2011. The company is currently evaluating the potential impact, if any, of the adoption, of ASU 2010-29 will have on our financial condition, results of operations or disclosures.

In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS, authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Management has not yet determined the effect that the application of this guidance will have on K12’s consolidated financial statements

In June 2011, the FASB issues ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning on July 1, 2012, with early adoption permitted. The Company does not expect the guidance to impact its consolidated financial statements.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risk

Interest Rate Risk

At June 30, 2011 and June 30, 2010, we had cash and cash equivalents totaling $193.1 million and $81.8 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2011, a 1% gross increase in interest rates earned on cash would result in $1.9 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2011, fluctuations in interest rates would not have a material impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency and therefore fluctuations in exchange rates will not have a material impact on our financial statements. However, we are pursuing additional opportunities in international markets and expect our international presence to grow. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 7, 2011 expressed an adverse opinion thereon.

/S/    BDO USA, LLP

Bethesda, Maryland

October 7, 2011

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$193,099	$81,751
Restricted cash and cash equivalents	1,501	3,343
Accounts receivable, net of allowance of $1,777 and $1,363 at June 30, 2011 and June 30, 2010, respectively	96,235	71,184
Inventories, net	30,554	26,193
Current portion of deferred tax asset	7,175	4,672
Prepaid expenses	10,424	8,849
Other current assets	9,111	7,286

Total current assets	348,099	203,278
Property and equipment, net	46,625	24,260
Capitalized software, net	24,386	16,453
Capitalized curriculum development costs, net	55,619	39,860
Deferred tax asset, net of current portion	—	5,912
Intangible assets, net	38,291	14,081
Goodwill	55,627	1,825
Investment in Web International	10,000	—
Deposits and other assets	3,448	2,213

Total assets	$582,095	$307,882

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$21,176	$12,691
Accrued liabilities	14,126	8,840
Accrued compensation and benefits	13,086	10,563
Deferred revenue	21,907	9,593
Current portion of capital lease obligations	11,914	10,996
Current portion of notes payable	1,443	1,251

Total current liabilities	83,652	53,934
Deferred rent, net of current portion	4,698	1,782
Capital lease obligations, net of current portion	8,552	7,710
Notes payable, net of current portion	2,299	655
Deferred tax liability	9,604	—
Other long term liabilities	3,343	435

Total liabilities	112,148	64,516

Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,374

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 35,927,452 and 30,441,412 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	4	3
Additional paid-in capital	512,181	361,344
Series A Special Stock, par value $0.0001; 2,750,000 and 0 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	63,112	—
Accumulated Other Comprehensive Income	28	—
Accumulated deficit	(126,704)	(139,496)

Total K12 Inc. stockholders’ equity	448,621	221,851
Noncontrolling interest	4,126	4,141

Total equity	452,747	225,992

Total liabilities, redeemable noncontrolling interest and equity	$582,095	$307,882

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues	$522,434	$384,470	$315,573

Cost and expenses
Instructional costs and services	307,111	222,029	196,976
Selling, administrative, and other operating expenses	174,762	117,398	86,683
Product development expenses	16,347	9,576	9,575

Total costs and expenses	498,220	349,003	293,234

Income from operations	24,214	35,467	22,339
Interest expense, net	(1,207)	(1,331)	(982)

Income before income tax expense and noncontrolling interest	23,007	34,136	21,357
Income tax expense	(11,342)	(13,249)	(9,628)

Net income — K12, Inc.	11,665	20,887	11,729
Add net loss attributable to noncontrolling interest	1,127	638	586

Net income attributable to common stockholders, including Series A stockholders	$12,792	$21,525	$12,315

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.37	$0.72	$0.43

Diluted	$0.37	$0.71	$0.42

Weighted average shares used in computing per share amounts:
Basic	31,577,758	29,791,973	28,746,188

Diluted	32,114,761	30,248,683	29,639,974

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK

AND EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock - A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
(In thousands, except per share data)
Balance, June 30, 2008	27,944,826	$3	—	$—	$323,621	$—	$(173,336)	$—	$150,288
Net income	—	—	—	—	—	—	12,315	(586)	11,729
Exercise of stock options	1,344,993	—	—	—	9,895	—	—	—	9,895
Stock based compensation expense	—	—	—	—	2,790	—	—	—	2,790
Excess tax benefit from stock-based compensation	—	—	—	—	6,998	—	—	—	6,998
Exercise of stock warrants on cashless provision	667	—	—	—	—	—	—	—	—
Noncontrolling interest contribution	—	—	—	—	—	—	—	5,000	5,000

Balance, June 30, 2009	29,290,486	3	—	—	343,304	—	(161,021)	4,414	186,700
Net income(1)	—	—	—	—	—	—	21,525	(273)	21,252
Exercise of stock options	936,195	—	—	—	8,544	—	—	—	8,544
Issuance of restricted stock awards	225,946	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(22,089)	—	—	—	—	—	—	—	—
Exercise of stock warrants	6,173	—	—	—	50	—	—	—	50
Exercise of stock warrants on cashless provision	7,565	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	5,934	—	—	—	5,934
Excess tax benefit from stock-based compensation	—	—	—	—	3,935	—	—	—	3,935
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(365)	—	—	—	(365)
Retirement of restricted stock for tax withholding	(2,864)				(58)				(58)

Balance, June 30, 2010	30,441,412	3	—	—	361,344	—	(139,496)	4,141	225,992
Net Income (Loss)(1)	—	—	—	—	—	—	12,792	(15)	12,777
Foreign currency translation adjustments	—	—	—	—	—	28	—	—	28

Comprehensive Income	—	—	—	—					12,805
Stock based compensation expense	—	—	—	—	9,466	—	—	—	9,466
Exercise of stock options	1,131,747	—	—	—	13,364	—	—	—	13,364
Excess tax benefit from stock-based compensation	—	—	—	—	4,954	—	—	—	4,954
Issuance of restricted stock awards	451,143	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(40,618)	—	—	—	—	—	—	—	—
Series A Special Stock removal of redemption provision and approval of conversion right	—	—	2,750,000	63,112	—	—	—	—	63,112
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(938)	—	—	—	(938)
Stock issuance — TCV investment, net	4,000,000	1	—	—	125,618	—	—	—	125,619
Retirement of restricted stock for tax withholding	(56,232)	—	—	—	(1,627)	—	—	—	(1,627)

Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	$4,126	$452,747

(1)

Net income attributable to noncontrolling interest excludes $1.1 million and $0.4 million for the years ended June 30, 2011 and June 30, 2010, respectively due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the consolidated balance sheet (See Note 11).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$11,665	$20,887	$11,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	42,934	25,761	20,835
Stock based compensation expense	9,466	5,934	2,790
Excess tax benefit from stock based compensation	(4,954)	(3,935)	(6,998)
Deferred income taxes	10,978	11,858	9,584
Provision for (reduction of) doubtful accounts	1,472	308	(403)
Provision for inventory obsolescence	1,060	1,019	149
Provision for (reduction of) student computer shrinkage and obsolescence	219	(178)	243
Impairment of capitalized curriculum development cost	—	—	261
Changes in assets and liabilities:
Accounts receivable	(15,810)	(18,460)	(21,999)
Inventories	(4,621)	4,840	(11,529)
Prepaid expenses	363	327	(5,529)
Other current assets	(1,825)	(5,199)	(1,859)
Deposits and other assets	(1,037)	30	(1,828)
Accounts payable	2,726	2,326	(4,022)
Accrued liabilities	615	1,012	3,145
Accrued compensation and benefits	1,976	2,271	(1,758)
Deferred revenue	6,760	6,203	275
Cash invested in restricted cash and cash equivalents	1,842	(843)	(2,500)
Deferred rent	3,384	519	59

Net cash provided by (used in) operating activities	67,213	54,680	(9,355)

Cash flows from investing activities
Purchase of property, and equipment	(29,563)	(10,357)	(13,939)
Capitalized curriculum development costs	(18,086)	(13,904)	(13,931)
Purchase of AEC, net of cash acquired of $3,841	(24,543)	—	—
Purchase of IS Berne, net of cash acquired of $1,563	(839)	—	—
Cash advanced for AEC performance escrow	(6,825)	—	—
Cash returned for AEC performance escrow	6,825	—	—
Cash paid for investment in Web	(10,000)	—	—
Purchase of domain name	—	—	(16)

Net cash used in investing activities	(83,031)	(24,261)	(27,886)

Cash flows from financing activities
Proceeds from issuance of common stock, net	125,618	—	—
Repayments on capital lease obligations	(15,135)	(12,945)	(9,133)
Repayments on notes payable	(1,969)	(1,029)	(804)
Proceeds from notes payable	1,933	—	3,135
Borrowings from line of credit	15,000	—	—
Repayments under the line of credit	(15,000)	—	—
Net proceeds from noncontrolling interest contribution	—	3,374	5,000
Proceeds from exercise of stock options	13,364	8,544	9,824
Proceeds from exercise of stock warrants	—	50	—
Excess tax benefit from stock based compensation	4,954	3,935	6,998
Retirement of restricted stock for income tax withholding	(1,627)	(58)	—

Net cash provided by financing activities	127,138	1,871	15,020

Effect of foreign exchange rate changes on cash and cash equivalents	28	—	—

Net change in cash and cash equivalents	111,348	32,290	(22,221)
Cash and cash equivalents, beginning of year	81,751	49,461	71,682

Cash and cash equivalents, end of year	$193,099	$81,751	$49,461

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1.    Description of the Business

K12 Inc. and its subsidiaries (K12 or the Company) are a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, we have invested more than $240 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. The Company is also expanding our offering of foreign languages with Middlebury Interactive Languages, our joint venture with Middlebury College. The Company has increased its international investment with a 20% ownership interest in The Web International Education Group, Ltd., a company providing English instruction to young adults in China, and also is investing in the post-secondary market through Capital Education. In contracting with a virtual public school and hybrid school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, use of a personal computer and provides management services. For fiscal year 2012, the Company will manage schools in 29 states and the District of Columbia. The Company expanded into two new states, Massachusetts and Michigan for fiscal year 2011 and has added two new states, Tennessee and Louisiana, in fiscal year 2012. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

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

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to virtual public schools, hybrid schools, traditional schools, school districts, public charter schools and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company is responsible to the virtual public schools or hybrid

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

schools for all aspects of the management of schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that they are the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605 (formerly Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent). As a result of being the primary obligor, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2011, 2010 and 2009 were $136.1 million, $106.6 million and $92.8 million, respectively. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with virtual public schools and hybrid schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s on-line school and the on-line component of lessons; offline learning kits which include books and materials designed to complement and supplement the on-line lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher and; all management and technology services required to operate a virtual public school or hybrid school. In certain managed school contracts, our revenue is determined directly by per enrollment funding. As our services are performed over the fiscal year, we generally earn and recognize revenues ratably over that period.

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

Under the contracts with the schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual public schools or hybrid schools as reflected on their financial statements. The costs include Company charges to the schools. The fact that a school has an operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract, however, a school operating loss may reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s recognized revenues reflect this reduction. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and full year school operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses. For the years ended June 30, 2011, 2010 and 2009, the Company’s revenue included a reduction for these school operating losses of $39.2 million, $32.6 million and $28.3 million, respectively.

On December 1, 2010, the Company acquired The American Education Corporation (AEC), a leading provider of research-based core curriculum for kindergarteners through adult learners. AEC derives revenues from four sources: (1) annual subscription license revenues; (2) license revenues from non-cancelable perpetual license agreements; (3) related professional and support services and (4) hosting services to provide customers with access to its online courses.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

We recognize revenue in accordance with ASC 605 when all of the following conditions are met: there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable. Revenue from hosting services is recognized over the term of the hosting agreement.

Revenue from the licensing of curriculum under subscription arrangements where AEC provides online access to curriculum is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met. Revenue from the licensing of curriculum under subscription and non-cancelable perpetual arrangements where AEC is not providing access via hosting arrangement is recognized when all revenue recognition criteria have been met. Revenue from professional and support services include consulting and training services, which are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access for 12 or 24 months to curriculum via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated offline learning kits are recognized upon shipment.

During the years ended June 30, 2011, 2010 and 2009, approximately 85%, 97% and 94%, respectively, of the Company’s revenues were recognized from schools we managed. In fiscal years 2011, we had contracts with two schools that each individually represented approximately 13% of revenues. In fiscal years 2010 and 2009, we had contracts with two schools that each individually represented approximately 14% of revenues. Approximately 12% and 15% of accounts receivable was attributable to a contract with one school as of June 30, 2011 and 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. For purposes of the statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability, failure or refusal of individual customers to make required payments. These losses have been within management’s expectations. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. Management believes that an allowance for doubtful accounts of $1.8 million and $1.4 million as of June 30, 2011 and 2010, respectively, is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories consist primarily of schoolbooks and curriculum materials, a majority of which are supplied to virtual public schools and hybrid schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2011 and 2010 was $2.9 million and $1.9 million, respectively.

Other Current Assets

Other current assets consist primarily of schoolbooks and curriculum materials which are expected to be returned to the Company upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Capitalized Software Development Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350 (formerly Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use). The Company amortizes these costs over the estimated useful life of the software which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $9.9 million, $9.3 million and $9.8 million for the years ended June 30, 2011, 2010 and 2009, respectively. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $8.9 million, $3.9 million and $2.6 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as web content and accessed via the Internet. The Company also creates textbooks and other offline materials.

The Company capitalizes curriculum development costs incurred during the application development stage in accordance with ASC 350. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware.

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

Total capitalized curriculum development additions were $18.1 million, $13.9 million and $13.9 million for the years ended June 30, 2011, 2010 and 2009, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization and impairment charges are recorded in product development expenses on the accompanying consolidated statement of operations. Amortization expense for the years ended June 30, 2011, 2010 and 2009 were $10.4 million, $5.7 million and $3.4 million, respectively.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s consolidated balance sheets reflect noncontrolling interest within the equity section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s statements of equity.

Redeemable Noncontrolling Interests

Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified outside of permanent equity at fair value. The redeemable noncontrolling interests will be adjusted to their fair value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are effected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Goodwill and Intangibles

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350. Finite-lived intangible assets include trade names and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2011 and 2010, finite-lived intangible assets are recorded at $41.8 million and $14.5 million, respectively and accumulated amortization of $3.5 million and $0.4 million, respectively. Amortization expense for the years ended June 30, 2011, 2010 and 2009 was $3.1 million, $0.2 million and $0.1 million, respectively. Future amortization of intangible assets is not yet determinable until a final allocation is completed identifying the finite-lived intangibles and corresponding useful life contributed to AEC (see Note 11). As of June 30, 2011 and 2010, goodwill balances were recorded for at $55.6 million and $1.8 million, respectively

In accordance with ASC 360 (formerly SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets) the Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

ASC 350 (formerly SFAS 142, Goodwill and Other Intangible Assets) prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2011, 2010 and 2009 no impairment to goodwill was recorded.

The following table represents goodwill additions during 2010 and 2011:

Amount
($ in millions)
Rollforward of Goodwill
Balance as of June 30, 2009	$0.3
Middlebury Interactive Languages LLC	1.5

Balance as of June 30, 2010	$1.8
KC Distance Learning Corporation	34.5
The American Education Corporation	15.7
International School of Berne	2.8
Cardean Learning Group LLC (through Capital Education LLC)	0.8

Balance as of June 30, 2011	$55.6

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$23.3	$(1.6)	$21.7	$14.0	$(0.2)	$13.8
Customer and distributor relationships	16.5	(1.3)	15.2	—	—	—
Developed technology	1.5	(0.4)	1.1	—	—	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$41.8	$(3.5)	$38.3	$14.5	$(0.4)	$14.1

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. Impairment charges related to capitalized curriculum development were $0.3 million for the year ended June 30, 2009. There was no impairment for the years ended June 30, 2011 and 2010.

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

Stock-Based Compensation

We adopted ASC 718 (formerly SFAS 123(R), Share-Based Payment (Revised 2004)) using the modified prospective method as of July 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to July 1, 2006, and for all awards granted, but not vested, prior to July 1, 2006.

Advertising and Marketing Expenses

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260 (formerly SFAS 128, Earnings Per Share). Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and warrants. The dilutive effect of stock options, restricted stock awards, and warrants was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in our consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260 Participating Securities and the Two-Class Method under FASB Statement No. 128. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2011	2010	2009
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income — K12	$12,792	$21,525	$12,315
Amount allocated to participating Series A stockholders	$(1,031)	$—	$—

Income available to common stockholders — basic	$11,761	$21,525	$12,315

Weighted average common shares — basic historical	31,577,758	29,791,973	28,746,188

Basic net income per share	$0.37	$0.72	$0.43

Dilutive earnings per share computation:
Net income — K12	$12,792	$21,525	$12,315
Amount allocated to participating Series A stockholders	$(1,031)	$—	$—

Income available to common stockholders — diluted	$11,761	$21,525	$12,315

Share computation:
Weighted average common shares — basic historical	31,577,758	29,791,973	28,746,188
Effect of dilutive stock options and restricted stock awards	537,003	456,710	893,786

Weighted average common shares outstanding — diluted	32,114,761	30,248,683	29,639,974

Diluted net income per share	$0.37	$0.71	$0.42

The number of shares of common stock outstanding at June 30, 2011 is 35,927,452.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2011, 2010 and 2009, the shares of common stock issuable in connection with stock options of 317,913, 1,048,749 and 1,001,259 respectively, were not included in the diluted loss per common share calculation since their effect was anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages (see Note 11). Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption of the put right.

The following table summarizes certain fair value information at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,374	$—	$—	$17,374

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes certain fair value information at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	10,000	$—	$—	10,000

Total	$27,200	$—	$—	$27,200

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2011. The fair value of the investment in Web International Educational Group (Web) as of June 30, 2011 was estimated to be $10.0 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since the initial investment. There was no underlying change in its estimated market value.

	Fair Value June 30, 2010	Purchases, Issuances, and Settlements	Net Unrealized Gains/(Losses)	Fair Value June 30, 2011
	(In thousands)
Investment in Web International Education Group	$—	$10,000	$—	$10,000
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,374	$—	$(174)	$17,200

Total	$17,374	$10,000	$(174)	$27,200

The fair value of the investment in Web International Education Group (Web) as of June 30, 2011 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value.

The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2011 the fair value was estimated at $17.2 million.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollforward. The provisions of ASU 2010-06 related to new disclosures and clarification of existing disclosures was adopted by the Company beginning January 1, 2010. As ASU 2010-06 relates only to disclosure, the adoption of these provisions did not have a material impact on its financial condition, results of operations, and disclosures. The provisions of ASU 2010-06 related to Level 3 rollforward activity are effective for fiscal years beginning after December 31, 2010 and will be effective for the Company on July 1, 2011. The Company is currently evaluating the impact that the adoption of ASU 2010-06 will have on our disclosures.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts, which provides authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not a goodwill impairment exists. The guidance is effective for the Company beginning on July 1, 2011. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2010-28 will have on our financial condition, results of operations, and disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combination, which provides authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination has occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates beginning July 1, 2011. The company is currently evaluating the potential impact, if any, of the adoption, of ASU 2010-29 will have on disclosures for future business combinations.

In June 2011, the FASB issues ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for the Company beginning on July 1, 2012, with early adoption permitted. The Company does not expect the guidance to impact its consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

4.    Property and Equipment and Capitalized Software Development

Property and equipment consist of the following at:

	June 30,
	2011	2010
Student computers	$61,185	$53,127
Computer software	24,427	10,443
Computer hardware	14,063	9,863
Leasehold improvements	5,948	2,734
Office equipment	3,314	943
Furniture and fixtures	2,138	1,106
Web site development costs	1,115	851

	112,190	79,067
Less accumulated depreciation and amortization	(65,565)	(54,807)

	$46,625	$24,260

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $4.9 million, $3.7 million and $4.4 million during the years ended June 30, 2011, 2010 and 2009, respectively. Depreciation expense of $13.9 million, $12.3 million and $10.3 million related primarily to computers leased to students reflected in instructional costs and services was recorded during the years ended June 30, 2011, 2010 and 2009, respectively. Amortization expense of $1.7 million, $0 million and $0 million related to student software costs reflected in instructional costs and services was recorded by the Company during the years ended June 30, 2011, 2010 and 2009, respectively.

In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $2.9 million, $1.2 million and $0.9 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Capitalized software consists of the following at:

	June 30,
	2011	2010
Capitalized software costs	$42,131	$25,256
Less accumulated depreciation and amortization	(17,745)	(8,803)

	$24,386	$16,453

The Company recorded amortization expense of $7.0 million, $2.7 million and $1.2 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2011, 2010 and 2009, respectively. Amortization expense of $1.3 million, $1.1 million and $1.1 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2011, 2010 and 2009, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $0.6 million, $0.1 million and $0.3 million during the years ended June 30, 2011, 2010 and 2009, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$18,607	$12,737
Accrued expenses	5,861	4,387
Stock compensation expense	4,927	3,479
Property and equipment	—	2,926
Reserves	3,101	2,759
Federal tax credits	2,558	2,078
Other assets	1,805	478
Tax basis intangibles	794	—
Deferred rent	873	373
Deferred revenue	552	67
Charitable contributions carryforward	2	80

Total deferred tax assets	39,080	29,364

Deferred tax liabilities:
Capitalized software and website development costs	(9,249)	(7,497)
Property and equipment	(5,401)	—
Purchased intangibles	(9,751)	—
Capitalized curriculum development	(11,836)	(6,980)
Returned materials	(3,338)	(2,532)
Investment in Middlebury Interactive Languages	(1,018)	(951)

Total deferred tax liabilities	(40,593)	(17,960)

Deferred tax (liability) asset	(1,513)	11,404
Valuation allowance	(916)	(820)

Net deferred tax (liability) asset	$(2,429)	$10,584

Reported as:
Current deferred tax assets	$7,175	$4,672
Deferred tax assets (net of current portion)	$—	$5,912
Deferred tax liability (net of current portion)	(9,604)	—

Net deferred tax (liability) asset	$(2,429)	$10,584

The Company maintains a valuation allowance on net deferred tax assets of $0.9 million and $0.8 million as of June 30, 2011 and 2010, respectively, related to state and foreign income tax net operating losses as the Company believes it is more likely than not that it will not be able to utilize these deferred tax assets. The Company has not provided for U.S. deferred income taxes on undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested.

Under the provision of ASC 718, Compensation — Stock Compensation, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOL’s reported in gross deferred tax assets do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. The tax benefit from the excess tax benefits from the stock-based compensation of $4.6 million, $3.9 million, and $6.9 million was recorded to capital in excess of par value for years ended June 30, 2011, 2010, and 2009, respectively. At June 30, 2011, the Company has available federal net operating loss carryforwards of

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

$59.6 million of which $11.2 million is attributable to stock option deductions for which no deferred tax asset is recorded. These NOL’s expire between 2021 and 2031 if unused.

At June 30, 2011 and 2010 the Company had available Research and Development Credits of $3.3 million and $2.2 million that will expire between 2021 and 2031 if unused. As of June 30, 2011, the Company has available AMT credits of $0.1 million that do not expire.

For the years ended June 30, 2011 and 2010, the Company has evaluated whether a change in the Company’s ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company’s ability to utilize its net operating losses. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its net operating losses subject to the Section 382 limitation.

The related components of the income tax expense for the years ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended June 30,
	2011	2010	2009
Current:
Federal	$3,935	$3,540	$6,413
State	1,267	1,629	610
Foreign	170	—	19

Total current	5,372	5,169	7,042
Deferred:
Federal	5,539	7,610	2,421
State	431	470	165

Total deferred	5,970	8,080	2,586

Total income tax expense	$11,342	$13,249	$9,628

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2011	2010	2009
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	1.6	0.2	1.2
Lobbying	3.6	3.1	4.8
State taxes, net of federal benefit	4.4	4.0	3.9
Transaction costs	5.9	—	—
Research and development tax credits	(2.5)	(4.3)	—
Other	1.3	0.8	0.2

Provision for income taxes	49.3%	38.8%	45.1%

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2011 and 2010, the company had no interest or penalties accrued.

During fiscal year June 30, 2010, the Company adjusted its research and development credit carryforward on its June 30, 2009 return to claim the correct current and prior credits. At that time, the Company established an ASC 740-10 reserve related to the research and development credits. The research and development provisions expired in December 2009 and were retroactively reinstated to January 1, 2010 during the fiscal year ended June 30, 2011. Due to the expiration and reinstatement, the Company adjusted its June 30, 2011 research and development credit carryforward to include amounts generated from January 1, 2010 through June 30, 2010.

	Year Ended June 30,
	2011	2010
Balance at beginning of the year	$261	$—
Additions for prior year tax positions	365	221
Additions for current year tax positions	191	40

Balance at end of the year	$817	$261

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

6.    Lease Commitments and Notes Payable

Capital leases

As of June 30, 2011 and 2010, computer equipment under capital leases are recorded at a cost of $61.2 million and $54.0 million, respectively and accumulated depreciation of $43.7 million and $39.4 million, respectively. Borrowings under lease lines had interest rates ranging from 2.97% to 6.40% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding.

The Company’s current lease line of credit with PNC Equipment Finance, LLC expires in August 2012. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15.

Notes payable

The Company has purchased computer software licenses and maintenance services through unsecured notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. There are no covenants associated with these notes payable arrangements.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary as of June 30, 2011 of the present value of the net minimum lease payments on capital leases and notes payable under the Company’s commitments:

	Capital Leases	Notes Payable	Total
2012	$12,448	$1,513	$13,961
2013	6,903	1,571	8,474
2014	1,825	785	2,610

Total minimum lease payments	21,176	3,869	25,045
Less amount representing interest (imputed weighted average interest rate of 4.8%)	(710)	(127)	(837)

Net minimum lease payments	20,466	3,742	24,208
Less current portion	(11,914)	(1,443)	(13,357)

Present value of net minimum payments, less current portion	$8,552	$2,299	$10,851

Operating leases

The Company has fixed non-cancelable operating leases with terms expiring through 2022. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

In August 2010, the Company amended their operating lease for non-owned facilities whereby the Company agreed to consolidate various operating leases and subleases into a single lease and extending the term of the lease until May 2022. An existing operating sublease that is currently under a month-to-month lease is expected to be amended to the August 2010 operating lease under similar lease terms. Rent expense was $6.5 million, $4.0 million and $2.9 million for the years ended June 30, 2011, 2010 and 2009, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

Year Ending June 30,
2012	$4,977
2013	4,450
2014	4,626
2015	4,603
2016	4,349
Thereafter	27,882

Total future minimum lease payments	$50,887

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

Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at the Company’s option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank from time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Interbank Offered Rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “eurocurrency liabilities” plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratio (as defined in the Credit Agreement). The Company pays a quarterly commitment fee on the unused portion of the credit agreement. The line of credit includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. The Company must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. Through June 30, 2011, the Company was in compliance with these covenants. As of June 30, 2011, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

8.    Warrants

The Company issued warrants in March 2003 at a price of $8.16 per share in conjunction with promissory notes issued by the Company. These warrants expired in December 2009 and during the years ended June 30, 2009 and 2010, warrants were exercised through cashless exercises in exchange for 667 and 6,173 shares of common stock.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Concurrently with the closing of the IPO, the holders of Redeemable Convertible Series C Preferred stock were paid a cash dividend of $6.4 million. The amount of the declared dividend was equal to the pro rata amount of the annual 10% cumulative dividend that would have normally accrued on January 2, 2008 under the provisions of the preferred stock agreement.

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

Investment by Technology Crossover Ventures in K12 Inc.

In April 2011, the Company completed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to Technology Crossover Ventures (TCV). The gross proceeds of $125.8 million were unrestricted and may be used for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors (Board) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, we granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. In addition, TCV was granted the right to demand registration of the shares of restricted Common Stock it acquired in the transaction.

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with its acquisition of KC Distance Learning, Inc. (See note 13). The holders of the Series A Special stock have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights.

10.    Stock Option Plan

The Company adopted a Stock Option Plan (the Plan) in May 2000. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of nonqualified stock options to purchase common stock. In December 2003, the Board increased the total number of common stock shares reserved and available for grant and issuance pursuant to the Plan to

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

2,549,019 shares. In November 2007, the Board adopted the 2007 Plan increasing the number of common stock shares reserved to 4,213,921 shares plus the increases in the shares pursuant to the “evergreen provision” that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan. The Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2011 and June 30, 2010. Under both the Plan and the 2007 Plan, there have been no grants of nonqualified stock options to independent contractors.

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

The fair value of our service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2011	2010	2009
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48%	51%	48%
Risk-free interest rate	1.25% to 2.37%	2.04% to 2.43%	1.81% to 3.11%
Expected life of the option term (in years)	5.11	5.11	5.11
Forfeiture rate	20% to 30%	20% to 30%	20% to 30%

The fair value of the options granted for the years ended June 30, 2011, 2010 and 2009 was $1.1 million, $6.5 million and $6.6 million, respectively. This amount will be expensed over the expected vesting.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Forfeiture rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company uses a forfeiture rate that is based on historical forfeitures at various classification levels with the Company.

Stock option activity including stand-alone agreements during the years ended June 30, 2011 and 2010 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2008	4,766,849	$11.20	5.19	$49,167
Granted	835,500	22.49
Exercised	(1,344,993)	7.28
Forfeited or canceled	(163,148)	16.27

Outstanding, June 30, 2009	4,094,208	$14.59	5.16	$28,516
Granted	950,700	18.85
Exercised	(936,195)	9.07
Forfeited or canceled	(194,866)	17.21

Outstanding, June 30, 2010	3,913,847	$16.81	5.06	24,911
Granted	119,000	30.65
Exercised	(1,131,747)	11.79
Forfeited or canceled	(135,371)	21.46

Outstanding, June 30, 2011	2,765,729	$19.23	4.58	$38,485

Stock options exercisable at June 30, 2011	1,817,047	$18.41	3.91	$26,773

Stock options outstanding at June 30, 2011 included 598,037 stock options related to performance or market based options. During the year ended June 30, 2011, performance or market based options vested were 408,497. There were no performance or market based options granted or forfeited during the year ended June 30, 2011. Stock options exercisable at June 30, 2011 included 509,803 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The total intrinsic value of options exercised for the years ended June 30, 2011, 2010 and 2009 was $22.2 million, $10.7 million and $19.4 million, respectively.

As of June 30, 2011, there was $7.0 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.10 years. During the years ended June 30, 2011, 2010 and 2009, the Company recognized $5.2 million, $5.2 million and $2.8 million of stock based compensation expense. The total income tax benefit recognized in the consolidated statements of operations related to stock options exercised during the years ended June 30, 2011, 2010 and 2009 was $5.0 million, $3.9 million and $6.9 million, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Awards

In July 2009 the Restricted Stock Award (RSA) program was approved pursuant to the 2007 Plan. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSA’s, generally over three years. Under the 2007 Plan, there have been no awards of restricted stock to independent contractors.

Restricted stock award activity during the years ended June 30, 2011 and 2010 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2009	—	$—
Granted	225,946	18.29
Vested	(16,007)	17.46
Forfeited or canceled	(22,089)	17.46

Nonvested, June 30, 2010	187,850	18.46
Granted	451,143	25.19
Vested	(154,224)	22.08
Forfeited or canceled	(40,618)	23.03

Nonvested, June 30, 2011	444,151	$23.62

During the year ended June 30, 2011, 45,000 performance based restricted stock awards were granted and are outstanding at June 30, 2011. Vesting of the performance based restricted stock awards is contingent on certain financial performance goals.

The fair value of restricted stock awards granted for the year ended June 30, 2011 was $11.4 million. As of June 30, 2011, there was $6.7 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.34 years. The total fair value of shares vested during the year ended June 30, 2011 was $3.4 million. During the years ended June 30, 2011, 2010 and 2009, the Company recognized $4.3 million, $0.7 million, and $0.0 million, respectively, of stock based compensation expense related to restricted stock awards.

11.    Redeemable Noncontrolling Interest

In April 2010, a subsidiary of the Company entered into an agreement to establish a venture with Middlebury College (Middlebury) to form a new entity named Middlebury Interactive Languages LLC (MIL) effective May 2010. The Company’s investment into this venture consisted of $4.0 million in cash and contributed assets, including substantially all of its foreign languages subsidiary, in return for a 60% ownership interest. Middlebury’s investment in the venture consisted of $4.0 million in cash, $0.6 million in assumed liabilities and contributed assets, including a license to use its trademark and a foreign language instruction summer camps business, in return for a 40% ownership interest. The purpose of the venture is to create and distribute innovative, high-quality online language courses under the trademark Middlebury and other marks. Transaction expenses incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.2 million.

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

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The following is a summary of the activity of the redeemable noncontrolling interest for the years ended June 30, 2011 and 2010:

Value
Initial recording of redeemable noncontrolling interest	$17,374
Net loss	(365)
Adjustment to redemption value	365

Balance of redeemable noncontrolling interest at June 30, 2010	17,374
Net loss	(1,113)
Adjustment to redemption value	939

Balance of redeemable noncontrolling interest at June 30, 2011	$17,200

12.    Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. which is currently pending in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. (Case No. 2:10-cv-01022-JLR). The lawsuit alleges, among other things, that KCDL did not honor the terms of an earn-out provision contained in an asset purchase agreement after certain assets of Aventa were acquired by KCDL in 2007. In addition, the plaintiffs allege breach of contract and misrepresentation claims, and seek the remedy of rescission for alleged violation of the Securities Act of 1933, as amended (Securities Act). On July 23, 2010, we acquired all of the shares of KCDL, which is now our wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 Inc. as a co-defendant in this matter, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 Inc. and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 Inc. for any liability, including rescission. In addition, K12 Inc. obtained a guarantee from Seller’s parent company, Learning Group LLC, from any losses related to this litigation. In our view, the outcome of this litigation will not have a material adverse effect on the financial condition or results of operations of K12 Inc. or any of our subsidiaries. On March 27, 2011, the court issued an Order Denying Defendant’s Motion to Dismiss Amended Complaint. Aventa Learning, Inc. et. al. v. K12 Inc., et.al. (Case No. C10-1022JLR). Accordingly, the discovery process has commenced.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreement with its CEO that has a three year term, all other agreements provide for employment on an “at-will” basis. If the employee is terminated for “good reason” or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

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

13.    Acquisitions

KC Distance Learning, Inc.

On July 23, 2010 the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of Learning Group, LLC, a related party. The holders of the Series A Special Stock initially had no voting rights and no rights of conversion with respect to those shares; however the holders had and continue to have participating rights in all dividends and distributions declared or paid on with respects to common stock of the company.

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

The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academics (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). The operating results of KCDL have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of July 23, 2010. The acquisition of KCDL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities to be assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the estimated consideration to the identifiable tangible and

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

intangible assets and liabilities assumed under the purchase method of accounting, is based on their estimated fair values of the acquisition date and summarized in the following table (in millions):

As of July 23, 2010	Amount
Current assets	$8.5
Property and equipment, net	8.7
Capitalized curriculum development costs, net	3.9
Intangible assets, net	21.9
Goodwill	34.5
Other noncurrent assets	0.1
Current liabilities	(5.5)
Deferred tax liability	(5.7)
Deferred revenue	(2.1)
Other noncurrent liabilities	(1.2)

Fair value of total consideration transferred	$63.1

The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL, as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent K12s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of K12’s future consolidated results of operations. K12 expects to incur costs and realize benefits associated with integrating the operations of K12 and KCDL. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $1.9 million.

	Year ended June 30,
Pro forma Results of Operations (unaudited, in thousands)	2011	2010
Revenues	$523,755	$421,119
Net Income	$10,839	$18,082

The American Education Corporation

On December 1, 2010, the Company acquired The American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarteners through adult learners, for a total cash purchase price of $35.2 million, including certain amounts held in escrow. The escrow amounts include $6.8 million for the achievement of specified financial targets for the quarter-ended December 31, 2010. In March 2011, the specified financial targets were not achieved and consequently, this escrow amount was returned to the Company. In connection with the acquisition, the Company recorded Net Working Capital accounts of $1.9 million, net long term assets of $8.3 million, goodwill of approximately $15.7 million, intangible assets of approximately $4.5 million, and other long term liabilities and taxes payable of $2.0 million. The acquisition of AEC has been included in the Company’s results since the acquisition date of December 1, 2010. The AEC acquisition had an immaterial proforma impact on 2011 and 2010 results. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting is preliminary and based on their estimated fair values as of the acquisition date.

An additional amount of approximately $6.8 million is held in escrow and, if specified claims against AEC arise for which the Company is indemnified, such amounts may be used to satisfy those claims but not to exceed it. K12 is not entitled to any claims against the indemnification escrow amount unless and until the aggregate claim amount exceeds $250,000, at which time K12 is only entitled to reimbursement or any claims are to be paid to the selling AEC shareholders in two 50% installments of the remaining balance of the $6.8 million in the

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

indemnification escrow on June 1, 2011 and December 1, 2011. At June 30, 2011, the Company recognized a liability of $830,000 relating to potential claims offset by a receivable from the escrow account of $580,000. As of June 30, 2011, the Company has not incurred any specified claims against AEC to be withdrawn from the indemnification escrow.

Investment in Web International Education Group, Ltd.

On January 3, 2011, K12 invested $10 million in Web International Education Group, Ltd. (Web). This strategic investment gives the Company a 20% minority interest in Web, with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers in cities throughout China. The proceeds of the investment will be primarily be used to expand Web’s learning center network into more cities in China. The Company has recorded its investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. During the six months ended June 30, 2011, there was no change to the fair value of the Web investment based on the initial cost of the investment and Web’s financial performance since the initial investment.

International School of Berne

On April 1, 2011, the Company finalized its acquisition of the operations of the International School of Berne (IS Berne), a traditional school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. The Company purchased the right to operate IS Berne and substantially all of its assets excluding real estate. The majority of the purchase price has been allocated on a preliminary basis to goodwill.

14.    Related Party Transactions

For the year ended June 30, 2011, the Company purchased services and assets in the amount of $1.3 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. in the amount of $0.5 million as of June 30, 2011.

15.    Employee Benefits

The Company is party to a Section 401(k) Salary Deferral Plan (the 401(k) Plan). Under the 401(k) Plan, employees at least 18 years of age having been employed for at least 30 days may voluntarily contribute up to 15% of their compensation. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation, which begins following six months of service and vests after three years of service. Under the 401(k) Plan, the Company expensed $0.4 million, $0.4 million and $0.3 million during each of the years ended June 30, 2011, 2010 and 2009, respectively.

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

16.    Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2011	2010	2009
Cash paid for interest	$1,216	$1,282	$1,428

Cash paid for taxes	$4,616	$872	$65

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations	$15,645	$12,194	$16,044

Property and equipment financed by notes payable	$1,872	$—	$—
Cash receipts in transit from exercise of stock options	$87	$—	$691

Issuance of stock options related to earn-out provision of Power-Glide acquisition	$—	$—	$71

Net working capital contributed to Middlebury Interactive Languages venture	$—	$3,374	$—

Intangible assets contributed to Middlebury Interactive Languages venture	$—	$14,000	$—

Purchase of perpetual license agreement/accrued liabilities	$—	$250	$—

	Year Ended June 30,
	2011	2010	2009
Business Combinations:
Current assets	$13,396	$—	$—

Property, equipment and capitalized software development costs	$12,938	$—	$—

Capitalized curriculum development costs	$8,073	$—	$—

Intangible assets	$27,310	$—	$—

Goodwill	$53,789	$—	$—

Other non-current assets	$198	$—	$—

Deferred tax liabilities	$(6,989)	$—	$—

Assumed liabilities	$(12,229)	$—	$—

Deferred revenue	$(5,554)	$—	$—

Other noncurrent liabilities	$(738)	$—	$—

Contingent consideration	$(1,700)	$—	$—

Issuance of Series A Special Stock	$(63,112)	$—	$—

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

17.    Quarterly Results of Operations (Unaudited)

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

	2011
	(In thousands)
	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010
Consolidated Quarterly Statements of Income
Revenues	$128,268	$130,293	$129,002	$134,871
Cost and expenses
Instructional costs and services	78,107	77,727	76,195	75,082
Selling, administrative, and other	52,324	36,763	35,177	50,498
Product development expenses	4,029	4,972	3,435	3,911

Total costs and expenses	134,460	119,462	114,807	129,491

Income (loss) from operations	(6,192)	10,831	14,195	5,380
Interest expense, net	(237)	(307)	(366)	(297)

Income (loss) before income taxes and noncontrolling interest	(6,429)	10,524	13,829	5,083
Income tax benefit (expense)	2,968	(5,260)	(6,119)	(2,931)

Net income (loss) before noncontrolling interest	(3,461)	5,264	7,710	2,152
Add net income attributable to noncontrolling interest	617	335	129	46

Net income (loss) — K12 Inc.	$(2,844)	$5,599	$7,839	$2,198

Net income (loss) attributable to common stockholders per share:
Basic	$(0.08)	$0.17	$0.24	$0.07

Diluted	$(0.08)	$0.16	$0.23	$0.07

Weighted average shares used in computing per share amounts:
Basic	34,460,563	30,958,807	30,565,683	30,343,696

Diluted	34,460,563	31,758,313	31,128,286	30,805,106

K12 Inc.

Notes to Consolidated Financial Statements — (Continued)

	2010
	(In thousands)
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2010	2010	2009	2009
Consolidated Quarterly Statements of Income
Revenues	$88,321	$96,627	$93,197	$106,325
Cost and expenses
Instructional costs and services	55,868	56,479	51,589	58,093
Selling, administrative, and other	32,329	26,843	24,899	33,327
Product development expenses	1,999	2,924	2,415	2,238

Total costs and expenses	90,196	86,246	78,903	93,658

Income (loss) from operations	(1,875)	10,381	14,294	12,667
Interest expense, net	(289)	(361)	(324)	(357)

Income (loss) before income taxes and noncontrolling interest	(2,164)	10,020	13,970	12,310
Income tax benefit (expense)	427	(3,927)	(4,381)	(5,368)

Net income (loss) before noncontrolling interest	(1,737)	6,093	9,589	6,942
Add net income attributable to noncontrolling interest	412	36	49	141

Net income (loss) — K12 Inc.	$(1,325)	$6,129	$9,638	$7,083

Net income (loss) attributable to common stockholders per share:
Basic	$(0.04)	$0.20	$0.33	$0.24

Diluted	$(0.04)	$0.20	$0.32	$0.24

Weighted average shares used in computing per share amounts:
Basic	30,195,130	29,951,327	29,648,674	29,378,074

Diluted	30,195,130	30,352,974	29,974,642	29,948,550

18.    Subsequent Events

On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Schools and Insight Schools, Inc. These assets include virtual charter schools and private virtual high schools throughout the United States that will be integrated into the Company’s existing operations.

In August 2011, the Company renewed its lease line of credit with PNC Bank. The lease line now expires in August 2012.

SCHEDULE II

K12 INC

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2011, 2010 AND 2009

1.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2011	$1,362,530	1,471,510	1,056,559	$1,777,481
June 30, 2010	$1,055,261	502,723	195,454	$1,362,530
June 30, 2009	$1,458,372	423,571	826,682	$1,055,261

2.    INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2011	$1,903,448	1,060,157	46,946	$2,916,659
June 30, 2010	$884,094	1,085,270	65,916	$1,903,448
June 30, 2009	$734,827	149,267	—	$884,094

3.    COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2011	$843,876	219,409	—	$1,063,285
June 30, 2010	$1,022,147	(178,271)	—	$843,876
June 30, 2009	$778,789	243,358	—	$1,022,147

(1)

A reserve account is maintained against potential shrinkage and obsolescence for those computers provided to our students. The reserve is calculated based upon several factors including historical percentages, the net book value and remaining useful life. During fiscal year 2011, certain computers were written off against the reserve.

4.    INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Assets Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2011	$820,213	95,732	—	$915,945
June 30, 2010	$746,726	73,487	—	$820,213
June 30, 2009	$610,954	135,772	—	$746,726

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

As described below, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our chief executive officer and chief financial officer have concluded that, as of June 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control — Integrated Framework.”

As a result of management’s evaluation of our internal control over financial reporting, management identified a material weakness in our internal control. Specifically, management concluded that a material weakness relating to project management of a new enterprise-wide financial system ("ERP") and the resulting effects on the timeliness of our year-end close existed in our internal control over financial reporting.

Management has assessed the processes surrounding the project management of the ERP implementation and determined that the ERP system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. To address implementation challenges, external resources and Company information technology and accounting staff have been engaged in intensive quality control and checking of the new ERP system, including the interfaces with the multiple accounting systems inherited with our recent acquisitions to perform the year end close and ensure accurate financial reporting. As of the date of this report, the Company has completed its initial implementation and anticipates future enhancements and updates to the new system. The Company will thoroughly review and improve its system implementation plans and related processes that impact future system implementations, enhancements and updates.

This control deficiency could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected as of the initial filing date deadline. Accordingly, management determined that this control deficiency constituted a material weakness as of June 30, 2011.

As a result of the material weakness, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2011. Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of June 30, 2011.

Consistent with guidance from the Securities and Exchange Commission, management did not include the newly acquired material entities due to the timing of the acquisitions, in the internal controls assessment as of June 30, 2011. KC Distance Learning was acquired on July 23, 2010 and the American Education Corporation was acquired on December 1, 2010 which collectively constituted 18% of total assets as of June 30, 2011 and 7% of revenues for the year then ended.

Remediation of Previously Identified Material Weakness

During the process of preparing the Form 10-K for the year-ended June 30, 2010, BDO USA, LLP discovered a material weakness in our internal control over financial reporting concerning our accounting for complex transactions that are non-routine and non-recurring during its audit of our financial statements as of June 30, 2010, while reviewing management’s assessment of the accounting for a complex transaction that was non-routine and non-recurring.

In fiscal 2011, to address this material weakness in our internal control over financial reporting concerning our accounting for complex, non-routine and non-recurring transactions, management implemented a number of measures to remediate this material weakness. These remediation activities included improving our finance organization by adding and redefining positions and functional roles, hiring additional finance and accounting personnel with appropriate levels of financial reporting expertise, ensuring that finance and accounting personnel receive timely training and utilizing a “Big Four” accounting firm to provide consulting services to our finance and accounting staff in any areas of the reporting process where the Company’s current level of knowledge and expertise needed to be supplemented.

As of June 30, 2011, we have determined that the remediation measures undertaken to establish an effectively designed and operating process of internal control over financial reporting have enabled management to conclude that the material weakness identified during the audit of our financial statements as of June 30, 2010 has been remediated.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, we determined that management has implemented changes in remediation of the prior year material weakness and the implementation of our new ERP system as a result of the associated current year material weakness described above. However, management believes the measures that have been implemented to remediate the associated current year material weakness have had a material impact on our internal control over financial reporting since June 30, 2011, and anticipates that these measures and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

We have audited K12 Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KC Distance Learning, Inc., which was acquired on July 23, 2010 and American Education Corporation, which was acquired on December 1, 2010 which is included in the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2011 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for the year ended June 30, 2011. KC Distance Learning, Inc. and American Education Corporation collectively constituted 18% of total assets as of June 30, 2011, and 7% revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the entities because of the timing of the acquisitions. Our audit of internal control over financial reporting of K12 Inc. also did not include an evaluation of the internal control over financial reporting of KC Distance Learning, Inc. and American Education Corporation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the implementation of an enterprise wide financial system and the resulting effects the system implementation had on the Company’s ability to execute its financial reporting close process in a timely manner has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated October 7, 2011 on those consolidated financial statements.

In our opinion, K12 Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2011 and our report dated October 7, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland

October 7, 2011

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by Item 11 is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our proxy statement for our annual stockholders meeting.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our proxy statement for our annual stockholders meeting.

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

10.2*

Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.5 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.3	Stock Option Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).

10.4*	Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 10.9 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.5	Employment Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.11 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

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

10.10*

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

10.19

Agreement and Plan of Merger by and among K12 Inc., Kayleigh Sub Two LLC, Kayleigh Sub One Corp., KC Distance Learning, Inc., and KCDL Holdings LLC (Incorporated by reference to Exhibit 2.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.20

Certificate of Designations, Preferences and Relative and Other Special Rights of Series A Special Stock (Incorporated by reference to Exhibit 3.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.21	Voting Agreement (Incorporated by reference to Exhibit 4.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.22

Stockholders Agreement by and among K12 Inc., KCDL Holdings LLC, Learning Group LLC, Learning Group Partners, Knowledge Industries LLC, and Cornerstone Financial Group LLC (Incorporated by reference to Exhibit 4.2 to K12’s Current Report on Form 8-K filed on October 6, 2010).

10.23

Amendment to Amended and Restated Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2010).

10.24	Amended and Restated Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 99.1 to K12’s Current Report on Form 8-K filed on April 29, 2011).

10.25	Securities Purchase Agreement among K12 Inc. and The Other Parties Named Herein (Incorporated by reference to Exhibit 99.1 to K12’s Current Report on Form 8-K filed on April 18, 2011).

10.26	Investor Rights Agreement (Incorporated by reference to Exhibit 4.1 to K12’s Current Report on Form 8-K filed on April 29, 2011).

21.1	Subsidiaries of K12 Inc.**

23.1	Consent of BDO USA, LLP.**

24.1	Power of Attorney (included in signature pages).**

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.**

Exhibit No.	Description of Exhibit

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.**

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.**

*	Portions omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

**	To be filed currently.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.

By:	/S/ RONALD J. PACKARD
Name: Ronald J. Packard
Title: Chief Executive Officer

Date: October 7, 2011

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

Signature	Title	Date

/S/ RONALD J. PACKARD Ronald J. Packard	Chief Executive Officer (Principal Executive Officer)	October 7, 2011

/S/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 7, 2011

/S/ ANDREW H. TISCH Andrew H. Tisch	Chairman of the Board and Director	October 7, 2011

/S/ CRAIG R. BARRETT Craig R. Barrett	Director	October 7, 2011

/S/ GUILLERMO BRON Guillermo Bron	Director	October 7, 2011

Signature	Title	Date

/S/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director	October 7, 2011

/S/ STEVEN B. FINK Steven B. Fink	Director	October 7, 2011

/S/ JON Q. REYNOLDS Jon Q. Reynolds	Director	October 7, 2011

/S/ MARY H. FUTRELL Mary H. Futrell	Director	October 7, 2011

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

10.2*

Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (Incorporated by reference to Exhibit 10.5 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.3	Stock Option Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.6 to K12’s Registration Statement on Form S-1, File No. 333-144894).

10.4*	Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 10.9 to K12’s Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.5	Employment Agreement of Bruce J. Davis (Incorporated by reference to Exhibit 10.11 to K12’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

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

10.10*

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

10.19

Agreement and Plan of Merger by and among K12 Inc., Kayleigh Sub Two LLC, Kayleigh Sub One Corp., KC Distance Learning, Inc., and KCDL Holdings LLC (Incorporated by reference to Exhibit 2.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.20

Certificate of Designations, Preferences and Relative and Other Special Rights of Series A Special Stock (Incorporated by reference to Exhibit 3.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.21	Voting Agreement (Incorporated by reference to Exhibit 4.1 to K12’s Current Report on Form 8-K filed on July 26, 2010).

10.22

Stockholders Agreement by and among K12 Inc., KCDL Holdings LLC, Learning Group LLC, Learning Group Partners, Knowledge Industries LLC, and Cornerstone Financial Group LLC (Incorporated by reference to Exhibit 4.2 to K12’s Current Report on Form 8-K filed on October 6, 2010).

Exhibit No.	Description of Exhibit

10.23

Amendment to Amended and Restated Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to K12’s Quarterly Report on Form 10-Q (Commission file number 001-33883) for the quarter ended December 31, 2010).

10.24	Amended and Restated Employment Agreement of Ronald J. Packard (Incorporated by reference to Exhibit 99.1 to K12’s Current Report on Form 8-K filed on April 29, 2011).

10.25	Securities Purchase Agreement among K12 Inc. and The Other Parties Named Herein (Incorporated by reference to Exhibit 99.1 to K12’s Current Report on Form 8-K filed on April 18, 2011).

10.26	Investor Rights Agreement (Incorporated by reference to Exhibit 4.1 to K12’s Current Report on Form 8-K filed on April 29, 2011).

21.1	Subsidiaries of K12 Inc.**

23.1	Consent of BDO USA, LLP.**

24.1	Power of Attorney (included in signature pages).**

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.**

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.**

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.**

*	Portions omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.

**	To be filed currently.