Form 10-Q
period 2011-09-30
K12 INC
filed 2011-11-14
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2300 Corporate Park Drive Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of November 7, 2011 the Registrant had 36,364,429 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	June 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$133,472	$193,099
Restricted cash and cash equivalents	1,501	1,501
Accounts receivable, net of allowance of $1,983 and $1,777 at September 30, 2011 and June 30, 2011, respectively	214,388	96,235
Inventories, net	18,427	30,554
Current portion of deferred tax asset	7,799	7,175
Prepaid expenses	13,232	10,424
Other current assets	17,899	9,111

Total current assets	406.718	348,099
Property and equipment, net	58,148	46,625
Capitalized software development costs, net	24,408	24,386
Capitalized curriculum development costs, net	56,424	55,619
Deferred tax asset, net of current portion	—	—
Intangible assets, net	37,435	38,291
Goodwill	66,668	55,627
Investment in Web International	10,000	10,000
Deposits and other assets	2,515	3,448

Total assets	$662,316	$582,095

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$31,850	$21,176
Accrued liabilities	19,025	14,126
Accrued compensation and benefits	16,474	13,086
Deferred revenue	63,257	21,907
Current portion of capital lease obligations	15,101	11,914
Current portion of notes payable	1,116	1,443

Total current liabilities	146,823	83,652
Deferred rent, net of current portion	5,056	4,698
Capital lease obligations, net of current portion	15,710	8,552
Notes payable, net of current portion	1,923	2,299
Deferred tax liability	11,818	9,604
Other long term liabilities	3,242	3,343

Total liabilities	184,572	112,148

Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,200

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,277,533 and 35,927,452 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	4	4
Additional paid-in capital	515,330	512,181
Series A Special Stock, par value $0.0001; 2,750,000 issued and outstanding at September 30, 2011 and June 30, 2011	63,112	63,112
Accumulated other comprehensive income	110	28
Accumulated deficit	(122,104)	(126,704)

Total K12 Inc. stockholders’ equity	456,452	448,621
Noncontrolling interest	4,092	4,126

Total equity	460,544	452,747

Total liabilities, redeemable noncontrolling interest and equity	$662,316	$582,095

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2011	2010
	(In thousands, except share and per share data)
Revenues	$193,330	$134,871

Cost and expenses
Instructional costs and services	107,579	75,082
Selling, administrative, and other operating expenses	71,260	50,498
Product development expenses	6,224	3,911

Total costs and expenses	185,063	129,491

Income from operations	8,267	5,380
Interest expense, net	(221)	(297)

Income before income tax expense and noncontrolling interest	8,046	5,083
Income tax expense	(3,697)	(2,931)

Net income — K12 Inc.	4,349	2,152
Add net loss attributable to noncontrolling interest	251	46

Net income attributable to common stockholders, including Series A stockholders	$4,600	$2,198

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.12	$0.07

Diluted	$0.12	$0.07

Weighted average shares used in computing per share amounts:
Basic	35,629,836	30,343,696

Diluted	35,954,075	30,805,106

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock - Series A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	$4,126	$452,747
Net income (loss)(1)							4,600	(34)	4,566
Foreign currency translation adjustments						82			82

Comprehensive Income									4,648
Stock based compensation expense					2,194				2,194
Exercise of stock options	63,631	—			1,042				1,042
Excess tax benefit from stock-based compensation					711				711
Issuance of restricted stock awards	309,227	—			—				—
Forfeiture of restricted stock awards	(4,315)	—			—				—
Accretion of redeemable noncontrolling interests to estimated redemption value					(217)				(217)
Retirement of restricted stock for tax withholding	(18,462)	—	—	—	(581)	—	—	—	(581)

Balance, September 30, 2011	36,277,533	$4	2,750,000	$63,112	$515,330	$110	$(122,104)	$4,092	$460,544

(1)

Net income (loss) attributable to noncontrolling interests excludes ($0.2) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$4,349	$2,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	12,992	9,392
Stock based compensation expense	2,194	3,413
Excess tax benefit from stock based compensation	(711)	(122)
Deferred income taxes	2,301	2,358
Provision for (reduction of) doubtful accounts	201	(82)
Provision for inventory obsolescence	39	664
Provision for student computer shrinkage and obsolescence	377	71
Changes in assets and liabilities:
Accounts receivable	(118,354)	(69,741)
Inventories	12,088	9,760
Prepaid expenses	(2,808)	2,764
Other current assets	(8,788)	(4,267)
Deposits and other assets	933	148
Accounts payable	10,673	12,866
Accrued liabilities	4,899	1,680
Accrued compensation and benefits	3,388	(5,915)
Deferred revenue	41,008	25,987
Cash invested in restricted cash and cash equivalents	—	1,843
Deferred rent	258	2,190

Net cash used in operating activities	(34,961)	(4,839)

Cash flows from investing activities
Purchase of property, equipment and software development costs	(4,911)	(8,561)
Capitalized curriculum development costs	(3,706)	(3,208)
Purchase of assets	(12,641)	—

Net cash used in investing activities	(21,258)	(11,769)

Cash flows from financing activities
Repayments on capital lease obligations	(3,959)	(3,720)
Repayments on notes payable	(703)	(306)
Proceeds from exercise of stock options	1,042	1,109
Excess tax benefit from stock based compensation	711	122
Repurchase of restricted stock for income tax withholding	(581)	—

Net cash used in financing activities	(3,490)	(2,795)

Effect of foreign exchange rate changes on cash and cash equivalents	82	—

Net change in cash and cash equivalents	(59,627)	(19,403)
Cash and cash equivalents, beginning of period	193,099	81,751

Cash and cash equivalents, end of period	$133,472	$62,348

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc., and its subsidiaries (K12 or the Company), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, we have invested more than $240 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. The Company is also expanding our offering of foreign languages with Middlebury Interactive Languages, our joint venture with Middlebury College. The Company has increased its international investment with a 20% ownership interest in The Web International Education Group, Ltd., a company providing English instruction to young adults in China, and also is investing in the post-secondary market through Capital Education LLC, a provider of online services to post-secondary institutions (Capital Education). In contracting with a virtual public school and hybrid school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, use of a personal computer and provides management services. For fiscal year 2012, the Company will manage schools in 29 states, including Tennessee and Louisiana added in fiscal year 2012, and the District of Columbia. In addition, the Company sells access to its on-line curriculum and offline learning kits directly to individual consumers.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, the condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2010, and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, the results of operations for the three months ended September 30, 2011 and 2010, cash flows for the three months ended September 30, 2011 and 2010 and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2011. The results of the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed on October 7, 2011 which contains the Company’s audited financial statements for the fiscal year ended June 30, 2011.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide on-line curriculum, books, materials, computers and management services to virtual public schools, hybrid schools, traditional schools, school districts, public charter schools and private schools. In addition to providing the curriculum, books and materials under the virtual public school and hybrid school contracts from which most of the Company’s revenue is derived, the Company is responsible for all aspects of the management of schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that they are the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605 — Revenue Recognition. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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

During the three months ended September 30, 2011 and 2010, approximately 56% and 50%, respectively, of the Company’s revenues were recognized from schools we managed. During the three months ended September 30, 2011, we had contracts with two schools that represented approximately 7% and 9% of revenues. During the three months ended September 30, 2010, we had contracts with two schools that each individually represented approximately 12% of revenues. Approximately 13% and 12% of accounts receivable was attributable to a contract with one school as of September 30, 2011 and June 30, 2011.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of schoolbooks and curriculum materials, a majority of which are supplied to virtual public schools and hybrid schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $3.0 million and $2.9 million at September 30, 2011 and June 30, 2011, respectively

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with its acquisition of KC Distance Learning, Inc. The holders of the Series A Special stock have the right to convert those shares into

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interest within the equity section of the condensed consolidated balance sheets rather than in the mezzanine section of the condensed consolidated balance sheets, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s condensed consolidated statement of equity (deficit).

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

Goodwill and Intangibles

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350 — Intangibles — Goodwill and Other. Finite-lived intangible assets include trade names and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.

In accordance with ASC Topic 360 — Property, Plant, and Equipment, the Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st of each year.

During the first quarter of 2011, the Company’s goodwill increased by approximately $10.0 million due primarily to the acquisition of certain assets of Kaplan Virtual Education and Insight Schools (Kaplan/Insight Assets) a subsidiary of Kaplan, Inc (see Note 10). The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test will not be performed during the first quarter of 2012. The Company will complete its annual goodwill impairment test as of May 31, 2012.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table represents goodwill additions during the fiscal quarter ended September 30, 2011:

($ in millions)	Amount
Rollforward of Goodwill
Balance as of June 30, 2011	$55.6
Acquisition of certain Kaplan/Insight Assets	11.0
Other adjustments	0.1

Balance as of September 30, 2011	$66.7

The following table represents the balance of intangible assets as of September 30, 2011 and June 30, 2011.

Intangible Assets:

	September 30, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$23.3	$(1.8)	$21.5	$23.3	$(1.6)	$21.7
Customer and distributor relationships	16.5	(1.9)	14.6	16.5	(1.3)	15.2
Developed technology	1.5	(0.5)	1.0	1.5	(0.4)	1.1
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$41.8	$(4.4)	$37.4	$41.8	$(3.5)	$38.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment for the quarter ended September 30, 2011 and the year ended June 30, 2011.

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

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (“put right”). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right. The Company has recorded its investment in Web International Education Group, Ltd. (Web) as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. The fair value reflects management’s best estimate of the investment in Web.

The following table summarizes certain fair value information at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	$10,000	$—	$—	$10,000

Total	$27,200	$—	$—	$27,200

The following table summarizes certain fair value information at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	$10,000	$—	$—	$10,000

Total	$27,200	$—	$—	$27,200

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Three Months Ended September 30, 2011
Description	Fair Value June 30, 2011	Purchases, Issuances, and Settlements	Unrealized Gains/(Losses)	Fair Value September 30, 2011
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	—	—	$17,200
Investment in Web International Education Group	$10,000	$—	$—	$10,000

Total	$27,200	$—	$—	$27,200

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The fair value of the investment in Web International Education Group (Web) as of September 30, 2011 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm as of June 30, 2011. As of September 30, 2011 the Company performed an internal analysis and detemined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock awards. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in our consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260 Participating Securities and the Two-Class Method under FASB Statement No. 128. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2011	2010
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income — K12	$4,600	$2,198
Amount allocated to participating Series A stockholders	$(330)	$(137)

Income available to common stockholders — basic	$4,270	$2,061

Weighted average common shares — basic historical	35,629,836	30,343,696

Basic net income per share	$0.12	$0.07

Dilutive earnings per share computation:
Net income — K12	$4,600	$2,198
Amount allocated to participating Series A stockholders	$(330)	$(137)

Income available to common stockholders — diluted	$4,270	$2,061

Share computation:
Weighted average common shares — basic historical	35,629,836	30,343,696
Effect of dilutive stock options and restricted stock awards	324,239	461,410

Weighted average common shares outstanding — diluted	35,954,075	30,805,106

Diluted net income per share	$0.12	$0.07

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollforward. The Company adopted the provisions of ASU 2010-06 as of July 1, 2011. The adoption of ASU 2010-06 did not have a material impact on its financial condition, results of operations, and disclosures.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment test for Reporting Units with Zero or Negative Carrying Amounts, which provides authoritative guidance on application of a goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not goodwill impairment exists. The Company adopted the provisions of ASU 2010-28 as of July 1, 2011. The adoption of ASU 2010-28 did not have a material impact on its financial condition, results of operations and disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combination, which provides authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination has occurred as of the beginning of the prior annual period. The Company adopted the provisions of ASU 2010-29 as of July 1, 2011. The adoption of ASU 2010-29 did not have a material impact on its financial condition, results of operations and disclosures.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

In June 2011, the FASB issues ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial condition and results of operations, as it only requires a change in the format of presentation.

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

4.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The provision for income taxes is based on earnings reported in the unaudited condensed consolidated financial statements. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2011 and 2010, the Company’s effective income tax rate was 46.0% and 57.7%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

5.	Long-term Obligations

Capital Leases

As of September 30 and June 30, 2011, computer equipment under capital leases are recorded at a cost of $76.5 million and $61.2 million, respectively and accumulated depreciation of $47.5 million and $43.7 million, respectively. Borrowings under lease lines had interest rates ranging from 2.62% to 6.40% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding.

The Company’s current lease line of credit with PNC Equipment Finance, LLC expires in August 2012. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15.

Notes Payable

The Company has purchased computer software licenses and maintenance services through unsecured notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. There are no covenants associated with these notes payable arrangements. The balance of notes payable at September 30, and June 30, 2011 was $3.0 million and $3.7 million, respectively.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary as of September 30, 2011 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

September 30,	Capital Leases	Notes Payable	Total
2012	$15,828	$1,173	$17,001
2013	$10,598	$1,571	$12,169
2014	$5,501	$393	$5,894
Thereafter	$—	$—	$—

Total minimum payments	31,927	3,137	35,064
Less amount representing interest (imputed average capital lease interest rate of 6.1%)	(1,116)	(98)	$(1,214)

Net minimum payments	30,811	3,039	33,850
Less current portion	(15,101)	(1,116)	$(16,217)

Present value of minimum payments, less current portion	$15,710	$1,923	$17,633

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. As of September 30 and June 30, 2011, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

7.	Stock Option Plan

Stock Options

Stock option activity during the three months ended September 30, 2011 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	2,765,729	$19.23
Granted	158,486	26.78
Exercised	(63,631)	16.37
Forfeited or canceled	(12,559)	23.25

Outstanding, September 30, 2011	2,848,025	$19.70	4.52	$16,403

Stock options exercisable at September 30, 2011	1,900,577	$18.52	3.74	$13,181

The total intrinsic value of options exercised during the three months ended September 30, 2011 was $1.1 million. The weighted-average grant date fair value of options granted during the three months ended September 30, 2011 was $11.58.

As of September 30, 2011, there was $7.7 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.3 years. During the three months ended September 30, 2011 and September 30, 2010, the Company recognized $1.1 million and $1.4 million, respectively of stock based compensation expense related to stock options.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2011 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2011	444,151	$23.62
Granted	309,227	26.78
Vested	(61,150)	22.02
Forfeited or canceled	(4,315)	23.44

Nonvested, September 30, 2011	687,913	$25.19

As of September 30, 2011, there was $12.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three months ended September 30, 2011 was $1.3 million. During the three months ended September 30, 2011 and September 30, 2010, the Company recognized $1.1 million and $2.0 million, respectively of stock based compensation expense related to restricted stock awards.

8.	Related Party

For the year ended September 30, 2011, the Company purchased services and assets in the amount of $0.1 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. in the amount of $1.6 million as of September 30, 2011.

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed an action for patent infringement against the Company in the United States District Court for the District of Delaware. IpLearn, LLC v. K12 Inc., C.A. No. 11-1026-UNA. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. The Company was served with the complaint on October 31, 2011, and the Company’s answer is not due until November 21, 2011.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. No. C10-01022-JLR (W.D. Wash). On July 23, 2010, the Company acquired all of the shares of

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

KCDL, which is now a wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 as a co-defendant in this matter Aventa et. al. v. K12 Inc., et. al. No. C10-01022-JLR (W.D. Wash), reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 or KCDL for any liability, including rescission. On November 10, 2011, the parties reached a settlement in principle, which settlement includes a full release of all claims against K12 Inc., and the Company made no financial contributions towards the settlement.

10.	Business combination

KCDL

On July 23, 2010 the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of Learning Group, LLC, a related party. The holders of the Series A Special Stock have the right to convert these shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 shareholders, other than for the election and removal of directors, for which holders of the Series A Special Stock shall have no voting rights.

The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies (statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). The operating results of KCDL have been included in the Company’s condensed consolidated financial statements commencing as of the acquisition date of July 23, 2010. The acquisition of KCDL has been accounted for under the acquisition method of accounting which requires the total purchase price to be allocated to the assets acquired and liabilities to be assumed based on their estimated fair values. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The allocation of the consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting, is based on their estimated fair values at the acquisition date and summarized in the following table (in millions):

Amount
As of July 23, 2010
Current assets	$8.5
Property and equipment, net	8.7
Capitalized curriculum development costs, net	3.9
Intangible assets, net	21.9
Goodwill	34.5
Other noncurrent assets	0.1
Current liabilities	(5.5)
Deferred tax liability	(5.7)
Deferred revenue	(2.1)
Other noncurrent liabilities	(1.2)

Fair value of total consideration transferred	$63.1

The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL, as if it had occurred on July 1, 2010. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $1.9 million.

Pro forma Results of Operations	Three months ended September 30, 2010
Revenues	$136,193
Net Income	$568

The American Education Corporation

On December 1, 2010, the Company acquired The American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarteners through adult learners, for a total cash purchase price of $35.2 million, including certain amounts held in escrow. The escrow amounts include $6.8 million for the achievement of specified financial targets for the quarter-ended December 31, 2010. In March 2011, the specified financial targets were not achieved and consequently, this escrow amount was returned to the Company. In connection with the acquisition, the Company recorded Net Working Capital accounts of $1.9 million, net long term assets of $8.3 million, goodwill of approximately $15.7 million, intangible assets of approximately $4.5 million, and other long term liabilities and taxes payable of $2.0 million. The allocation of the estimated consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting is preliminary and based on their estimated fair values as of the acquisition date. The acquisition of AEC has been included in the Company’s results since the acquisition date. The AEC acquisition had an immaterial proforma impact on the results for the three month period ended September 30, 2011.

An additional amount of approximately $6.8 million is held in escrow and, if specified claims against AEC arise for which the Company is indemnified, such amounts may be used to satisfy those claims but not to exceed it. K12 is not entitled to any claims against the indemnification escrow amount unless and until the aggregate claim amount exceeds $250,000, at which time K12 is only entitled to reimbursement or any claims are to be paid to the selling AEC shareholders in two 50% installments of the remaining balance of the $6.8 million in the indemnification escrow on June 1, 2011 and December 1, 2011. At September 30, 2011, the Company recognized a liability of $830,000 relating to potential claims offset by a receivable from the escrow account of $580,000. The Company has not incurred any specified claims against AEC to be withdrawn from the indemnification escrow.

Investment in Web International Education Group, Ltd.

On January 3, 2011, K12 invested $10 million in Web International Education Group, Ltd. (Web). This strategic investment gives the Company a 20% minority interest in Web, with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers in cities throughout China. The proceeds of the investment will primarily be used to expand Web’s learning center network into more cities in China. The Company has recorded its investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. During the three months ended September 30, 2011, there was no change to the fair value of the Web investment based on the initial cost of the investment and Web’s financial performance since the initial investment.

International School of Berne

On April 1, 2011, the Company finalized its acquisition of the operations of the International School of Berne (IS Berne) for 2 million Swiss Francs ($2.2 million). IS Berne is a traditional school located in Berne, Switzerland

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. The Company purchased the right to operate IS Berne and substantially all of its assets excluding real estate. The majority of the purchase price has been allocated on a preliminary basis to goodwill.

Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Education (Kaplan/Insight Assets) for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools and private virtual high schools throughout the United States that have been integrated into the Company’s existing operations. This purchase has been accounted for under the acquisition method of accounting and the fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions. The acquisition of the Kaplan/Insight Assets has been included in the Company’s results of operations since July 1, 2011 and its proforma impact on the periods presented is immaterial. The majority of the purchase price has been allocated on a preliminary basis to goodwill.

11.	Supplemental Disclosure of Cash Flow Information

	(In thousands) Three Months Ended September 30,
	2011	2010
Cash paid for interest	$230	$238

Cash paid for taxes, net of refunds	$9	$1,461

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$14,305	$10,385

Business Combinations:
— Current assets	$—	$9,198

— Property and equipment	$1,626	$8,800

— Capitalized curriculum development costs	$—	$3,873

— Intangible assets	$—	$22,810

— Goodwill	$11,041	$34,704

— Other non-current assets	$—	$138

— Deferred tax liabilities	$—	$(5,108)

— Assumed liabilities	$—	$(5,708)

— Deferred revenue	$(85)	$(2,111)

— Other noncurrent liabilities	$—	$(1,250)

— Contingent consideration	$—	$1,700

— Issuance of Series A Special Stock	$—	$63,112

Purchase of perpetual license agreement/accrued liabilities	$—	$250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the current period.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $240 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are also expanding our offering of foreign languages with Middlebury Interactive Languages (MIL), our joint venture with Middlebury College. We also expanded our international business by making an investment in a 20% ownership interest in Web International Education Group, Ltd. (Web), a company providing English instruction to young adults in China, and also are investing in the post-secondary market through Capital Education LLC (Capital Education), our wholly owned subsidiary.

As with a traditional public school, a virtual public school or hybrid school must comply with state education regulations. The fundamental difference between traditional public schools and virtual public schools is that students attend virtual public schools and hybrid schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. The majority of states have embraced virtual public schools or hybrid schools as a means to provide families with a publicly-funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or attending a private school is not an option, virtual public schools and hybrid schools can provide a compelling choice. From an education policy standpoint, virtual public schools and hybrid schools often represent a savings to the taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average as reported by the U.S. Department of Education. Finally, because parents are generally not required to pay tuition to attend a public school, virtual public schools and hybrid schools make our learning system an attractive alternative within the public school system.

Our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from individual courses to complete turnkey online schools, are offered to our charter school, school district and private school partners. Virtual public schools and hybrid schools under turnkey management contracts (Managed Schools) account for approximately 81% of our revenue. For the 2011-12 school year, we will manage schools in 29 states and the District of Columbia. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we added iQ Academies and now manage these programs in five states where we also manage other virtual public schools. These managed schools generally are able to enroll students on a statewide basis. We are serving a growing number of hybrid schools, the first of which opened in Chicago in 2006. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction.

We are serving a growing number of schools and school districts enabling them to offer our course catalogue to students either full-time or on an individual course basis. We have established a dedicated sales team to focus on this sector and, through our acquisition of KCDL in July 2010 and The American Education Corporation (AEC) in December 2010, we increased the size and expertise of our sales team, added a reseller network, and expanded our course portfolio. The services we provide to these districts are designed to assist them in launching their own virtual school or hybrid programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives or credit recovery options. We currently serve school districts or individual schools in all 50 states.

We manage three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to offer students worldwide the same full-time education programs that we provide to the virtual public schools and hybrid schools we manage, including the option to enroll in individual courses. This school is organized as a private international school and enrolled students can interact with their classmates from more than 60 countries. Through our acquisition of KCDL, we added The Keystone School, a private school that has been serving students for over 37 years and offers online and correspondence courses. In January 2011, we announced a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The program offers our college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. In April 2011, we acquired the operations of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation.

We provide educational services to post-secondary institutions through our subsidiary, Capital Education. Programs are designed for colleges and universities seeking to build or expand their online presence. Our services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration.

We made an investment for a 20% ownership interest in Web, a provider of English language training in China. This strategic investment also gives us the option to acquire the remainder of the company within a period of five years. Web serves learners of all ages including university students, government workers, and employees of international companies. Web currently has an extensive network of learning centers throughout China. The investment will primarily be used by Web to expand its learning center network into more cities in China. Web education centers are outfitted with learning labs that include modern computer terminals and internet connections. Students can access our curriculum and other electronic learning resources from the Web centers.

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

For the three months ended September 30, 2011, we served total average enrollments, including the recently acquired Kaplan/Insight and IS Berne programs of 141,525 as compared to 99,611, for the same period in the prior year, a growth rate of 42.1%. These enrollments include students in Managed Schools, students in programs offered by school districts (Institutional Business), and students in our Private Schools. Enrollments exclude students in our consumer, A+, post-secondary, and classroom pilot programs.

For the three months ended September 30, 2011, we increased revenues to $193.3 million from $134.9 million in the same period in the prior year, a growth rate of 43.3%. Over the same period, operating income increased to $8.3 million from operating income of $5.4 million, an increase of 53.7%, and net income to shareholders increased to $4.6 million from net income to shareholders of $2.2 million, an increase of 109.1%. The increase in net income was primarily attributable to lower income tax expense over the same period in the prior year.

In the last two years, we completed several strategic transactions to accelerate our growth, expand our course catalogue and service offering, extend our distribution capabilities, and strengthen our balance sheet. With these initiatives and our acquisitions of the American Education Corporation and IS Berne in fiscal year 2011 and of certain assets of Kaplan Virtual Education early in fiscal year 2012, we believe we have improved our growth potential and the ability to scale our business even further

Partnership with Blackboard Inc.

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

Acquisition of The American Education Corporation

In December 2010, we acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $24.5 million, after certain adjustments. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instruction and curriculum used by school districts all over the country.

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

Creation of the George Washington University Online High School

In January 2011, we announced the creation of a partnership with the George Washington University to launch an online private high school, the George Washington University Online High School (GWUOHS). The private school will serve students in the U.S. and in countries around the world. The program offers the Company’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The online school will cooperate extensively with the George Washington University School of Education to define academic programs and teaching methodologies. The program includes extensive college and career counseling that is unique among online high-school programs.

Acquisition of International School of Berne

In April, 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne) for 2 million Swiss Francs. IS Berne is a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. Our purchase provided us with the right to operate IS Berne and substantially all of its assets excluding real estate.

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

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts (Kaplan/Insight Assets) of Kaplan Virtual Education, a subsidiary of Kaplan, Inc. The Kaplan/Insight Assets included contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition will allow us to serve more students with multiple curriculum platforms, leverage the Insight School brand to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. The Kaplan/Insight Assets are being integrated with our online charter school and private school operations. As part of the acquisition agreement, Kaplan Inc. has agreed not to engage in similar efforts in the K-12 marketplace for a period of 3 years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2011 audited consolidated financial statements, which are included in our Annual Report. Other than those described in the condensed consolidated financial statements, there have been no significant updates to our critical accounting policies disclosed in our Annual Report.

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

Total average enrollments for the three months ended September 30, 2011 increased to 141,525 or 42.1% as compared to 99,611 for the same period in the prior year. High school students comprised 36.6% of public school enrollment as compared to 27.4% in the same period in the prior year. New schools in Tennessee and Louisiana contributed 3,123 to total average enrollment in public schools.

Enrollments in Managed Schools for the three months ended September 30, 2011 increased 40.9% to 103,919 from 73,736 for the same period in the prior year. Managed Schools include virtual public schools and hybrid schools.

Enrollments in Institutional Business for the three months ended September 30, 2011 increased 54.4% to 28,247 from 18,300 for the same period in the prior year. Our Institutional Business provides curriculum and services to schools and school districts.

Enrollments in Private Schools for the three months ended September 30, 2011 increased 23.6% to 9,359 from 7,575 for the same period in the prior year. Private schools include the K12 International Academy, Keystone, GWUOHS and IS Berne. These private schools offer educational services on a full and part-time basis.

The following table sets forth average enrollment data by distribution channel for each of the periods indicated:

	Quarter Ending September 30,		Growth 2011 / 2010
	2011	2010	Change	Change %
Total Average Enrollment
Managed Schools	97,209	73,736	23,473	31.8%
Institutional Business	28,247	18,300	9,947	54.4%
Private Schools	9,123	7,575	1,548	20.4%

Total Average Enrollment	134,579	99,611	34,968	35.1%
Total Acquired Enrollment (IS Berne, Insight Programs)	6,946	—	6,946	NM

Total Average Enrollment	141,525	99,611	41,914	42.1%

K12 and Acquired Enrollment
Managed Schools	103,919	73,736	30,183	40.9%
Institutional Business	28,247	18,300	9,947	54.4%
Private Schools	9,359	7,575	1,784	23.6%

Total Average Enrollment	141,525	99,611	41,914	42.1%

The above enrollments exclude those in our consumer A+, post-secondary, and classroom pilot programs.

The following table sets forth statements of operations data for each of the periods indicated:

	September 30,
	2011	2010
Revenues	$193,330	$134,871

Cost and expenses
Instructional costs and services	107,579	75,082
Selling, administrative, and other operating expenses	71,260	50,498
Product development expenses	6,224	3,911

Total costs and expenses	185,063	129,491

Income from operations	8,267	5,380
Interest expense, net	(221)	(297)

Income before income taxes and noncontrolling interest	8,046	5,083
Income tax expense	(3,697)	(2,931)

Net income	4,349	2,152
Add net loss attributable to noncontrolling interest	251	46

Net Income — K12 Inc.	$4,600	$2,198

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	September 30,
	2011	2010
Revenues	100.0%	100.0%

Cost and expenses
Instructional costs and services	55.6	55.7
Selling, administrative, and other operating expenses	36.9	37.4
Product development expenses	3.2	2.9

Total costs and expenses	95.7	96.0

Income from operations	4.3	4.0
Interest expense, net	(0.1)	(0.2)

Income before income taxes and noncontrolling interest	4.2	3.8
Income tax expense	(1.9)	(2.2)

Net income	2.3%	1.6%
Add net loss attributable to noncontrolling interest	0.1	—

Net income — K12 Inc.	2.4%	1.6%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three months ended September 30, 2011 as compared to the same period in the prior year.

Comparison of the Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Revenues.    Our revenues for the three months ended September 30, 2011 were $193.3 million, representing an increase of $58.4 million, or 43.3%, as compared to revenues of $134.9 million for the same period in the prior year. This increase was primarily attributable to 42.1% increase in enrollments in K12 programs from organic growth and acquisitions. The acquisitions of AEC, IS Berne, Kaplan/Insight Assets and KCDL contributed 11.7% to the revenue increase for the three months ended September 30, 2011.

Instructional costs and services expenses.    Instructional costs and services expenses for the three months ended September 30, 2011 were $107.6 million, representing an increase of $32.5 million, or 43.3%, as compared to instructional costs and services expenses of $75.1 million for the same period in the prior year. This increase was primarily attributable to a $22.8 million increase in expenses to operate and manage schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $4.9 million, including a $0.6 million increase in the provision for inventory obsolescence. Amortization of curriculum and learning systems increased $0.9 million. Enrollment operation expenses increased $3.6 million from the same period last year. As a percentage of revenues, instructional costs and services expenses increased to 56.5% for the three months ended September 30, 2011, as compared to 55.7% for the same period in the prior year. The cost increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and learning systems and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by lower fulfillment costs for materials and the leverage of fixed school infrastructure costs.

Selling, administrative, and other operating expenses.    Selling, administrative, and other operating expenses for the three months ended September 30, 2011 were $71.3 million, representing an increase of $20.8 million, or 41.2%, as compared to selling, administrative and other operating expenses of $50.5 million for the same period in the prior year. This increase was primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; personnel costs, including salaries and incentive compensation; third party commissions related to the Company’s institutional sales; accounting and audit fees related to the Company’s public filing and tax returns; and professional fees related to the Oracle implementation. As a percentage of revenues, selling, administrative, and other operating expenses were consistent at 37.4% for the three months ended September 30, 2011 as compared to 37.4% for the same period in the prior year.

Product development expenses.    Product development expenses for the three months ended September 30, 2011 were $6.2 million, representing an increase of $2.3 million, or 59.0% as compared to product development expenses of $3.9 million for the same period in the prior year. The increase is primarily due to new development projects. As a percentage of revenues, product development expenses increased to 3.3% for the three months ended September 30, 2011 as compared to 2.9% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.    Net interest expense for the three months ended September 30, 2011 was $0.2 million as compared to net interest expense of $0.3 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes.    Income tax expense for the three months ended September 30, 2011 was $3.7 million, 46.0% of income before income taxes, as compared to an income tax expense of $2.9 million, or 57.7% of income before taxes, for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible transaction and lobbying costs.

Noncontrolling interest.    Noncontrolling interest for the three months ended September 30, 2011 was $0.3 million as compared to noncontrolling interest of a de minimus value for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, we had cash and cash equivalents of $133.5 million and $193.1 million, respectively, excluding restricted cash. We financed our capital expenditures during the three months ended September 30, 2011 primarily with cash and capital lease financing. As of September 30, 2011 and June 30, 2011, our cash balance included $3.9 million and $6.6 million, respectively, associated with our joint ventures.

In addition to our cash and line of credit, we had accounts receivable of $214.4 million, and $96.2 million as of September 30, 2011 and June 30, 2011, respectively. Our accounts receivable provide an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the timing of customer billings and collections and accounts receivable tend to be at the highest levels in the first quarter as we begin billing for students.

We have a $35 million line of credit with PNC Bank that expires December 2012. As of September 30, 2011 no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

In August 2011, we amended our equipment lease line of credit with PNC Equipment Finance, LLC to increase the amount available for new purchases to $18 million with an expiration date of August 2012. The interest rate on the borrowings is set at the time of borrowing based upon interest rates in the Federal Reserve Statistical Release H.15.

For the quarter ended September 30, 2011, we borrowed $14.3 million to finance the purchase of student computers and other equipment at an interest rate of approximately 2.6% bringing the total balance outstanding at September 30, 2011 to $30.8 million. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

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

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. We will record the redemption value of the redeemable noncontrolling interest on each balance sheet date in accordance with EITF Topic D-98 and any changes to the redemption value should be recognized as adjustments to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in capital. As of September 30, 2011, the redeemable noncontrolling interest was $17.2 million. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 and 2010 was $35.0 million and $4.8 million, respectively. The increase was a result of increases in accounts receivable and prepaid expenses, offset by increases in accounts payable, accrued expenses and deferred revenue.

The increase in accounts receivable was primarily attributable to our growth in revenues. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenues increased primarily due to growth in enrollments. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

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

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2011 and 2010 was $21.3 million and $11.8 million, respectively.

Net cash used in investing activities for the three months ended September 30, 2011 was primarily due to purchases of property and equipment of $4.9 million, investment in capitalized curriculum development of $3.7 million, primarily related to the production of high school courses and middle school math courses; and the purchase of Kaplan/Insight Assets of $12.6 million.

In addition to the investing activities above, for the three months ended September 30, 2011, we financed through capital leases purchases of student computers and other equipment in the amount of $14.3 million.

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

In addition to the investing activities above, for the three months ended September 30, 2010, we financed through capital leases purchases of student computers and other equipment in the amount of $10.4 million.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2011 and 2010 was $3.5 million and $2.8 million, respectively.

For the three months ended September 30, 2011, net cash used in financing activities was primarily due to payments on capital leases and notes payable of $4.7 million and the repurchase of restricted stock for income tax withholding of $0.6 million partially offset by proceeds from the exercise of stock options of $1.0 million. As of September 30, 2011, there were no borrowings outstanding on our $35 million line of credit.

For the three months ended September 30, 2010, net cash used in financing activities was primarily due to payments on capital leases and notes payable of $4.0 million, partially offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock based compensation of $0.1 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

There were no substantial changes to our guarantee and indemnification obligations in the three months ended September 30, 2011 from those disclosed in our fiscal year 2011 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the three months ended September 30, 2011 primarily due to approximately $10.3 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2011 and June 30, 2011, we had cash and cash equivalents totaling $133.5 million and $193.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2011, a 1% gross increase in interest rates earned on cash would result in $1.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2011, fluctuations in interest rates had no impact on our interest expense.

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

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, a material weakness was identified relating to project management of a new enterprise-wide financial system (“ERP”) and the resulting effects on the timeliness of our year-end close existed in our internal control over financial reporting. Management assessed the processes surrounding the project management of the ERP implementation and determined that the ERP system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective at a reasonable assurance level.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011 as the material weakness identified as of June 30, 2011 still exists.

Changes in Internal Control over Financial Reporting

As a result of management’s evaluation of our internal control over financial reporting, management identified a material weakness in our internal control. Specifically, management concluded that a material weakness relating to project management of a new enterprise-wide financial system (“ERP”) and the resulting effects on the timeliness of our year-end and quarterly close process existed in our internal control over financial reporting.

Management has assessed the processes surrounding the project management of the ERP implementation and determined that the ERP system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. To address implementation challenges, external resources and Company information technology and accounting staff have been engaged in intensive quality control and checking of the new ERP system, including the interfaces with the multiple accounting systems inherited with our recent acquisitions to perform the year end close and ensure accurate financial reporting. The Company has completed its initial implementation and anticipates future enhancements and updates to the new ERP system. The Company will thoroughly review and improve its system implementation plans and related processes that impact future system implementations, enhancements and updates.

This control deficiency could have resulted in a material misstatement to the interim consolidated financial statements that would not be prevented or detected as of the initial filing date deadline. Accordingly, management determined that this control deficiency constituted a material weakness as of September 30, 2011.

During the three months ended September 30, 2011, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. Notwithstanding such efforts, the material weakness related to project management of a new enterprise-wide financial system (“ERP”) and the resulting effects on the timeliness of our year-end close existed in our internal control over financial reporting described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and will make any additional changes management determines appropriate.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed an action for patent infringement against the Company in the United States District Court for the District of Delaware. IpLearn, LLC v. K12 Inc., C.A. No. 11-1026-UNA. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. The Company was served with the complaint on October 31, 2011, and the Company’s answer is not due until November 21, 2011.

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against KC Distance Learning, Inc. in the U.S. District Court for the Western District of Washington, Axtman et al. v. KC Distance Learning, Inc. No. C10-01022-JLR (W.D. Wash). On July 23, 2010, the Company acquired all of the shares of KCDL, which is now a wholly-owned subsidiary. On August 31, 2010, the plaintiffs amended their complaint to add K12 as a co-defendant in this matter Aventa et. al. v. K12 Inc., et. al. No. C10-01022-JLR (W.D. Wash), reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 or KCDL for any liability, including rescission. On November 10, 2011, the parties reached a settlement in principle, which settlement includes a full release of all claims against K12 Inc., and the Company made no financial contributions towards the settlement.

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

Date: November 14, 2011