Form 10-Q/A
period 2011-09-30
K12 INC
filed 2011-11-15
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

K12 Inc. (the “Company”) filed its Form 10-Q for the fiscal quarter ended September 30, 2011 (the “Initial Form 10-Q”) with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2011. The Company has since become aware that certain edits it provided to a third party financial printer were not made prior to the time the financial printer transmitted the Initial Form 10-Q to the SEC. While these edits are immaterial in nature, the Company is filing this Amendment No. 1 on Form 10-Q/A to its Initial Form 10-Q for the sole purpose of providing investors the Form 10-Q that it had intended to file with the SEC. No revisions have been made to any of the financial statements in the version of the Initial Form 10-Q previously filed by the third party financial printer.

Specifically, the Company is filing this Amendment No. 1 to amend the disclosures of the Initial Form 10-Q under the headings:

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—”

“—Executive Summary”—The increase in net income “primarily attributable to lower income tax expense in the same period in the prior year” revised to “primarily attributable to increased expenses and operating margin and lower effective income tax rate”;

“—Results of Operations—Comparison of the Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010—Instructional costs and services expenses” by revising: (i) the amount of expenses from operating and managing schools attributable to the total $32.5 million instructional costs and services expenses from $22.8 million to $26.4 million; and (ii) instructional costs and services expenses as a percentage of revenue from 56.5% and 55.7%, respectively, to 55.6% and 55.7%, respectively;

“—Results of Operations—Comparison of the Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010—Selling, administrative, and other operating expenses” by revising such expenses as a percentage of revenue from 37.4% to 36.9%; and

“—Liquidity and Capital Resources—Investing Activities” by revising the amount of net cash used in investing activities from $6.4 million to $8.6 million.

No other changes have been made to the Initial Form 10-Q, except for immaterial editorial changes. This Form 10-Q/A speaks as of the original filing date of the Initial Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and, other than as expressly indicated in the immediately preceding paragraph, does not modify or update in any way disclosures made in the Initial Form 10-Q.

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

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$4,349	$2,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	12,992	9,392
Stock based compensation expense	2,194	3,413
Excess tax benefit from stock based compensation	(711)	(122)
Deferred income taxes	2,301	2,358
Provision for (reduction of) doubtful accounts	201	(82)
Provision for inventory obsolescence	39	664
Provision for student computer shrinkage and obsolescence	377	71
Changes in assets and liabilities:
Accounts receivable	(118,354)	(69,741)
Inventories	12,088	9,760
Prepaid expenses	(2,808)	2,764
Other current assets	(8,788)	(4,267)
Deposits and other assets	933	148
Accounts payable	10,673	12,866
Accrued liabilities	4,899	1,680
Accrued compensation and benefits	3,388	(5,915)
Deferred revenue	41,008	25,987
Cash invested in restricted cash and cash equivalents	—	1,843
Deferred rent	258	2,190

Net cash used in operating activities	(34,961)	(4,839)

Cash flows from investing activities
Purchase of property, equipment and software development costs	(4,911)	(8,561)
Capitalized curriculum development costs	(3,706)	(3,208)
Purchase of acquired entity	(12,641)	—

Net cash used in investing activities	(21,258)	(11,769)

Cash flows from financing activities
Repayments on capital lease obligations	(3,959)	(3,720)
Repayments on notes payable	(703)	(306)
Proceeds from exercise of stock options	1,042	1,109
Excess tax benefit from stock based compensation	711	122
Repurchase of restricted stock for income tax withholding	(581)	—

Net cash used in financing activities	(3,490)	(2,795)

Effect of foreign exchange rate changes on cash and cash equivalents	82	—

Net change in cash and cash equivalents	(59,627)	(19,403)
Cash and cash equivalents, beginning of period	193,099	81,751

Cash and cash equivalents, end of period	$133,472	$62,348

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

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

During the first quarter of 2011, the Company’s goodwill increased by approximately $11.1 million due primarily to the acquisition of certain assets of Kaplan Virtual Education and Insight Schools (Kaplan/Insight Assets) a subsidiary of Kaplan, Inc (see Note 10). The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test will not be performed during the first quarter of 2012. The Company will complete its annual goodwill impairment test as of May 31, 2012.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The provision for income taxes is based on earnings reported in the unaudited condensed consolidated financial statements. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2011 and 2010, the Company’s effective income tax rate was 45.9% and 57.7%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

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

For the three months ended September 30, 2011, we increased revenues to $193.3 million from $134.9 million in the same period in the prior year, a growth rate of 43.3%. Over the same period, operating income increased to $8.3 million from operating income of $5.4 million, an increase of 53.7%, and net income to shareholders increased to $4.6 million from net income to shareholders of $2.2 million, an increase of 109.1%. The increase in net income was primarily attributable to increased revenues and operating margin and a lower effective income tax rate.

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

Acquisition of The American Education Corporation

In December 2010, we acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $35.2 million, including certain amounts held in escrow (which the Company received back) of $6.8 million and cash of $3.9 million. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instruction and curriculum used by school districts all over the country.

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

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts (Kaplan/Insight Assets) of Kaplan Virtual Education, a subsidiary of Kaplan, Inc. The Kaplan/Insight Assets included contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition will allow us to serve more students with multiple curriculum platforms, leverage the Insight School brand to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. The Kaplan/Insight Assets are being integrated with our online charter school operations. As part of the acquisition agreement, Kaplan Inc. has agreed not to engage in similar efforts in the K-12 marketplace for a period of 3 years.

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

The following table sets forth average enrollment data by distribution channel for each of the periods indicated:

	Quarter Ending September 30,		Growth 2011 / 2010
	2011	2010	Change	Change %
Total Average Enrollment
Managed Schools	97,209	73,736	23,473	31.8%
Institutional Business	28,247	18,300	9,947	54.4%
Private Schools	9,123	7,575	1,548	20.4%

Total Average Enrollment	134,579	99,611	34,968	35.1%
Total Acquired Enrollment (IS Berne, Insight Programs)	6,946	—	6,946	NM

Total Average Enrollment	141,525	99,611	41,914	42.1%

K12 and Acquired Enrollment
Managed Schools	103,919	73,736	30,183	40.9%
Institutional Business	28,247	18,300	9,947	54.4%
Private Schools	9,359	7,575	1,784	23.6%

Total Average Enrollment	141,525	99,611	41,914	42.1%

The above enrollments exclude those in our consumer A+, post-secondary, and classroom pilot programs.

The following table sets forth statements of operations data for each of the periods indicated:

	September 30,
	2011	2010
Revenues	$193,330	$134,871

Cost and expenses
Instructional costs and services	107,579	75,082
Selling, administrative, and other operating expenses	71,260	50,498
Product development expenses	6,224	3,911

Total costs and expenses	185,063	129,491

Income from operations	8,267	5,380
Interest expense, net	(221)	(297)

Income before income taxes and noncontrolling interest	8,046	5,083
Income tax expense	(3,697)	(2,931)

Net income	4,349	2,152
Add net loss attributable to noncontrolling interest	251	46

Net Income — K12 Inc.	$4,600	$2,198

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	September 30,
	2011	2010
Revenues	100.0%	100.0%

Cost and expenses
Instructional costs and services	55.6	55.7
Selling, administrative, and other operating expenses	36.9	37.4
Product development expenses	3.2	2.9

Total costs and expenses	95.7	96.0

Income from operations	4.3	4.0
Interest expense, net	(0.1)	(0.2)

Income before income taxes and noncontrolling interest	4.2	3.8
Income tax expense	(1.9)	(2.2)

Net income	2.3	1.6
Add net loss attributable to noncontrolling interest	0.1	—

Net income — K12 Inc.	2.4%	1.6%

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

Instructional costs and services expenses.    Instructional costs and services expenses for the three months ended September 30, 2011 were $107.6 million, representing an increase of $32.5 million, or 43.3%, as compared to instructional costs and services expenses of $75.1 million for the same period in the prior year. This increase was primarily attributable to a $26.4 million increase in expenses to operate and manage schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $4.9 million, including a $0.6 million increase in the provision for inventory obsolescence. Amortization of curriculum and learning systems increased $0.9 million. As a percentage of revenues, instructional costs and services expenses were consistent at 55.6% and 55.7% for the three month periods ended September 30, 2011 and 2010, respectively.

Selling, administrative, and other operating expenses.    Selling, administrative, and other operating expenses for the three months ended September 30, 2011 were $71.3 million, representing an increase of $20.8 million, or 41.2%, as compared to selling, administrative and other operating expenses of $50.5 million for the same period in the prior year. This increase was primarily attributable to increases in: strategic marketing including brand awareness and student recruitment; personnel costs, including salaries and incentive compensation; third party commissions related to the Company’s institutional sales; accounting and audit fees related to the Company’s public filing and tax returns; and professional fees related to the Oracle implementation. As a percentage of revenues, selling, administrative, and other operating expenses decreased slightly to 36.9% for the three months ended September 30, 2011 as compared to 37.4% for the same period in the prior year.

Product development expenses.    Product development expenses for the three months ended September 30, 2011 were $6.2 million, representing an increase of $2.3 million, or 59.0% as compared to product development expenses of $3.9 million for the same period in the prior year. The increase is primarily due to new development projects. As a percentage of revenues, product development expenses increased to 3.2% for the three months ended September 30, 2011 as compared to 2.9% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.    Net interest expense for the three months ended September 30, 2011 was $0.2 million as compared to net interest expense of $0.3 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes.    Income tax expense for the three months ended September 30, 2011 was $3.7 million, 45.9% of income before income taxes, as compared to an income tax expense of $2.9 million, or 57.7% of income before taxes, for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible transaction and lobbying costs.

Noncontrolling interest.    Noncontrolling interest for the three months ended September 30, 2011 was $0.3 million as compared to noncontrolling interest of a de minimis value for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

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

Net cash used in investing activities for the three months ended September 30, 2010 was primarily due to purchases of property and equipment of $8.6 million including $3.8 million to license an enterprise software application, and investment in capitalized curriculum development of $3.2 million, primarily related to the production of high school courses and middle school math courses.

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