Form 10-K/A
period 2011-06-30
K12 INC
filed 2011-12-08
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Corporate Park Drive Herndon, VA 20171	(703) 483-7000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Larger accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 31, 2010 was approximately $712,835,000.

Number of shares outstanding for each class common equity as of November 10, 2011: 36,290,874 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the K12 Inc. (“K12”, “K12” or the “Company”) Annual Report on Form 10-K for the fiscal year ending June 30, 2011, as filed with the Securities and Exchange Commission (“SEC”) on October 7, 2011 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended June 30, 2011. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

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

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and other information pertaining to each person nominated to the Board of Directors:

Name	Age	First Year Elected Director	Position(s)
Craig R. Barrett	71	2010	Director
Guillermo Bron	59	2007	Director
Nathaniel A. Davis	57	2009	Director
Steven B. Fink	59	2003	Director
Mary H. Futrell	71	2007	Director
Ronald J. Packard	48	2000	Director and Chief Executive Officer
Jon Q. Reynolds, Jr.	43		Director
Andrew H. Tisch	61	2001	Director (Chairman)

Craig R. Barrett

Dr. Barrett joined us as a director in September 2010. He served as Chairman and Chief Executive Officer of Intel Corporation, which he joined in 1974, until his retirement in 2009. Prior to Intel Corporation, Dr. Barrett was a member of the Department of Materials Science and Engineering faculty of Stanford University. Dr. Barrett currently serves as Co-Chairman of Achieve, Inc., an independent, bipartisan, non-profit education reform organization, Chairman of Change the Equation, an organization promoting widespread literacy in science, technology, engineering and math (STEM), President and Chairman of BASIS Schools, Inc., Vice Chair of the Science Foundation Arizona, and Co-Chairman of the Business Coalition for Student Achievement. Dr. Barrett holds B.S., M.S. and Ph.D. degrees in Materials Science from Stanford University. Dr. Barrett was selected as a director because of his deep knowledge and experience in information technology innovation, as well as his global, operational, and leadership experience as Chairman and Chief Executive Officer of Intel Corporation. He also brings a unique perspective to the Board of Directors from his tenure as a professor and his volunteer work and support of educational organizations.

Guillermo Bron

Mr. Bron joined us as a director in July 2007. Mr. Bron is a Managing Director of Acon Funds Management LLC, a private equity firm, and the Managing Member of PAFGP, LLC, the sole general partner of Pan American Financial, L.P. Mr. Bron has served as Chairman and a director of United Pan Am Financial Corp. (UPFC) since April 1994, and he served as a director of Pan American Bank, FSB (Pan American), a former wholly-owned subsidiary of UPFC, from 1994 to 2005. Mr. Bron has also served as Chairman of idX Corporation since July 2008, and from 2000 to 2002, Mr. Bron was a director of Telemundo Group, Inc. From 1994 to 2003, Mr. Bron was an officer, director and principal stockholder of a general partner of Bastion Capital Fund, L.P., a private equity investment fund primarily focused on the Hispanic market. Previously, Mr. Bron was a Managing Director of Corporate Finance and Mergers and Acquisitions at Drexel Burnham Lambert. Mr. Bron holds a B.S. in Electrical Engineering and Management from Massachusetts Institute of Technology and an M.B.A. from Harvard University. Mr. Bron was selected as a director because his extensive executive leadership and international experience, as well as his expertise in investment banking and capital markets, enable him to bring valuable insights to the Board of Directors in the areas of finance and strategy, as well as other matters. The Board of Directors also benefits from his prior experience as a public company director and audit committee member.

Nathaniel A. Davis

Mr. Davis joined us as a director in July 2009. He is currently managing director of RANND Advisory Group. Previously, Mr. Davis was Chief Executive Officer and President of XM Satellite Radio. He also served on the XM Satellite Radio board from 1999 through 2008. From 2000 to 2003, Mr. Davis was President and Chief Operating Officer, and board member of XO Communications Inc. Mr. Davis has also held senior executive positions at Nextel Communications (EVP, Network and Technical Service), MCI Telecommunications (Chief Financial Officer), and

MCI Metro (President and Chief Operating Officer). Mr. Davis has previously served on the board of several public and private firms including Mutual of America Capital Management Corporation, Charter Communications, and Telica Switching. Mr. Davis also currently serves as a director of the Progressive Life Center. Mr. Davis received an M.B.A. from the Wharton School of the University of Pennsylvania, an M.S. in Engineering Computer Science at the Moore School of the University of Pennsylvania, and a B.S. in Engineering from Stevens Institute of Technology. Mr. Davis was selected as a director based on his strong record of executive management, finance and systems engineering skills, as well as his insight into the considerations necessary to run a successful, diverse global business. The Board of Directors also benefits from his previous service on other public company boards and his experience in accounting and financial reporting.

Steven B. Fink

Mr. Fink joined us as a director in October 2003. Mr. Fink currently serves as Chairman of Heron International and as a director of the Foundation of the University of California, Los Angeles. Mr. Fink served as a director of Nobel Learning Communities, Inc. from 2003 to 2011. From 1999 to 2009, Mr. Fink served as a director of Leapfrog, Inc. and its Chairman from 2004 to 2009. From 2000 to 2008, Mr. Fink was the Chief Executive Officer of Lawrence Investments, LLC. Mr. Fink has also previously served as Chairman and Chief Executive Officer of Anthony Manufacturing, Chairman and Managing Director of Knowledge Universe, and Chairman and Chief Executive Officer of Nextera. Mr. Fink holds a B.S. in Psychology from the University of California, Los Angeles and a J.D. and an L.L.M. from New York University. Mr. Fink was selected as a director based on his significant experience in operations and financial oversight gained as serving as director or chairman for various public and private companies in addition to his membership on various company audit committees which enables him to contribute significantly to the oversight and governance of the Company.

Mary H. Futrell

Dr. Futrell joined us as a director in August 2007. Until September 2010, Dr. Futrell was the Dean of the Graduate School of Education and Human Development at the George Washington University. She has served as a director of Horace Mann Educators Corporation since 2001. She is the Co-director of the GWU Institute for Curriculum, Standards and Technology, the founding President of Education International and a past president of the World Confederation of the Teaching Profession, a member of the U.S. National Commission for UNESCO and she serves as President of Americans for UNESCO. Previously, she served as President of the Virginia Education Association, and ERAmerica. Dr. Futrell served as President of the National Education Association (NEA) from 1983 to 1989. Dr. Futrell has also served on the boards of the Kettering Foundation, the Carnegie Foundation for the Advancement of Teaching Leadership, the National Holmes Partnership, the National Commission on Teaching and America’s Future, the National Society for the Study of Education. Dr. Futrell holds a B.A. in Business Education from Virginia State University, a M.A. in Secondary Education and an Ed.D. in Education Policy Studies from George Washington University. She is also the recipient of numerous honors and awards, including more than 20 honorary degrees. Dr. Futrell was selected as a director because her tenure in the academic world and her leadership experience with education organizations provides strategic insight, experience and in-depth knowledge of the education industry to the Board of Directors. Her years of experience serving on boards of both public and private companies also gives her a wide range of knowledge on topics important to our business and that contribute to the Board of Directors’ function.

Ronald J. Packard

Mr. Packard founded K12 in 2000, and has served as Chief Executive Officer or Executive Chairman since the Company was founded. Since May 2007, Mr. Packard has held the title Chief Executive Officer and Founder. He also currently serves as the Chairman of Middlebury Interactive Languages LLC. Previously, Mr. Packard served as Vice President of Knowledge Universe and as Chief Executive Officer of Knowledge Schools, a provider of early childhood education and after school programs. Mr. Packard has also held positions at McKinsey & Company and Goldman Sachs in mergers and acquisitions. Additionally, Mr. Packard serves on the Digital Learning Council and he formerly served on the Advisory Board of the Department of Defense Schools from 2002 to 2008, and is a member of the board of the Fairfax Education Foundation. From 2004 to 2006, Mr. Packard served as a director of Academy 123. Mr. Packard holds B.A. degrees in Economics and Mechanical Engineering from the University of California at Berkeley, an M.B.A. from the University of Chicago, and he was a Chartered Financial Analyst. Mr. Packard was selected as a director because of his significant knowledge and understanding of the education industry, extensive knowledge of all aspects of K12’s business and his unique historical understanding of our operations as the founder of the Company and is the only member of the Company’s senior management team who serves on our Board of Directors.

Jon Q. Reynolds, Jr.

Mr. Reynolds has served as a director of our Company since 2011. Since 1999, Mr. Reynolds has been a General Partner at Technology Crossover Ventures (TCV), a private equity and venture capital firm that he joined in 1997. Prior to joining TCV, Mr. Reynolds was an Associate with General Atlantic Partners, a private equity firm focused on late stage software and service businesses. Prior to joining General Atlantic Partners, Mr. Reynolds was a member of the mergers and acquisitions group at Lazard Freres & Co., where he focused on the technology and telecommunications industries. Mr. Reynolds holds an A.B. degree from Dartmouth College and an M.B.A. from Columbia Business School. Mr. Reynolds serves as a director of Embanet Corp., OSIsoft, LLC, and Webroot Software, Inc., and he served as a director of Capella Education Company from 2005 to 2008. Mr. Reynolds was nominated as a director because of his experience in mergers and acquisitions and as a director of other public companies. Additionally, his experience as an active investor in numerous online education companies and extensive relationships throughout our industry will benefit the Board of Directors and the Company.

Andrew H. Tisch

Mr. Tisch joined us as a director in August 2001 and has served as Chairman of the Board of Directors since May 2007. Since 1985, Mr. Tisch has been a director of Loews Corporation, and is Co-Chairman of its board, Chairman of its executive committee and, since 1999, has been a member of its Office of the President. Mr. Tisch engages in numerous public service activities including, serving as Vice Chairman of Cornell University, trustee of the Brookings Institution, Vice-Chairman of the Children’s Hearing Institute and as a member of the Dean’s Advisory Board at the Harvard Business School. Mr. Tisch has also served as a director of Diamond Offshore Drilling, Inc. since 2011, as a director of CNA Financial Corporation since 2006, and as a director of Texas Gas Transmission, LLC and Boardwalk Pipelines, LLC since 2005. Mr. Tisch previously served as a director of Bulova Corporation from 1979 to 2008 and as a director of Lord & Taylor from 2006 to 2008. Mr. Tisch holds a B.S. in Hotel Administration from Cornell University and an M.B.A. from Harvard University. Mr. Tisch was selected as a director because of his experience having served as president or chairman of various multinational companies over his career in addition to his membership on various boards of public companies which allows him to provide the Board of Directors with leadership and a variety of perspectives on important strategic and governance issues. The Board of Directors also benefits from his involvement in higher education and non-profit organizations.

Set forth below is biographical information for each executive officer of our Company who is not also a director as of June 30, 2011.

Name	Age	Position(s)
Howard L. Allentoff	49	Senior Vice President, Human Resources
Bruce J. Davis	48	Executive Vice President, Worldwide Business Development
Harry T. Hawks	58	Executive Vice President and Chief Financial Officer
George B. Hughes, Jr.	52	Executive Vice President, School Services
Robert L. Moon	60	Senior Vice President and Chief Information Officer
John P. Olsen	44	Executive Vice President, Operations
Howard D. Polsky	59	Executive Vice President, General Counsel and Secretary
Celia M. Stokes	47	Executive Vice President and Chief Marketing Officer
Maria A. Szalay	45	Senior Vice President, Product Development

Executive Officers

Howard L. Allentoff, Senior Vice President, Human Resources

Dr. Allentoff joined us in December 2008, and serves as Senior Vice President of Human Resources. From 2003 until joining the Company, he was a Consultant and President of Strategic People Solutions where he assisted companies in both strategic and operational human resources issues. Prior to Strategic People Solutions, Dr. Allentoff worked at Blackboard Inc. as the company’s first Vice President of Human Resources from 2002 to 2003. He previously served in other human resources consulting roles as well as in corporate human resources environments at Prometric Inc. (formerly of Sylvan and Thomson Learning), Ward Machinery Company and Westinghouse Electric Corporation. Dr. Allentoff holds a B.S. in Psychology from the University of Maryland, College Park as well both M.S. and Ph.D. degrees in Industrial & Organizational Psychology from Auburn University.

Bruce J. Davis, Executive Vice President, Worldwide Business Development

Mr. Davis joined us in January 2007, and serves as Executive Vice President, Worldwide Business Development. From 2005 until joining us, Mr. Davis was Senior Vice President of Business Development for Laureate Education Inc. with a focus on the Middle East region. From 2003 to 2004, Mr. Davis was a strategic advisor to Discovery Communications where he developed plans for Discovery’s entry into the education video market. From 1994 to 2002, Mr. Davis held various positions with Sylvan Learning Systems including Principal at Sylvan Ventures, and Chief Operating Officer and Vice President of International Operations of Prometric Inc. From 1985 to 1991, Mr. Davis was a Manager of Information Systems Strategy at Deloitte and Touche where he managed its practice office in Egypt. Mr. Davis holds a B.S. in Computer Science from Loyola University and an M.B.A. from Columbia University.

Harry T. Hawks, Executive Vice President and Chief Financial Officer

Mr. Hawks joined us in May 2010, and serves as Executive Vice President and Chief Financial Officer. From 1992 until joining us, Mr. Hawks served as Executive Vice President and Chief Financial Officer of Hearst Television formerly known as Hearst-Argyle Television, a NYSE-listed company formed by the merger of Hearst Broadcasting and Argyle Television in 1997, and its predecessor Argyle Television. Prior to Argyle Television, Mr. Hawks served as President of Cumberland Capital Corporation, a venture capital and merchant banking company which he co-founded, from 1987 to 1992. Prior to Cumberland Capital, he held various corporate finance positions with leading financial institutions, including Thomson McKinnon Securities and Bank of Montreal. Mr. Hawks has been involved in numerous local, national and international not-for-profit education and youth organizations, including serving as a trustee and treasurer for The Stanwich School and currently serves on the board of the endowment fund for the Gladney Center. Mr. Hawks holds a B.S. in Business Administration (Finance) and an M.B.A. from Louisiana State University.

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

Robert L. Moon, Senior Vice President and Chief Information Officer

Mr. Moon joined us in March 2010, and served as Senior Vice President and Chief Information Officer until October 2011. Prior to joining us, Mr. Moon was Chief Information Officer of LeapFrog Enterprises, the global leader in early childhood education through learning toys and software, from 2005 to 2008. Previously, he served as Chief Information Officer for ViewSonic Corporation from 2001 to 2005, and Chief Information Officer for Micros Systems Inc. from 1995 to 1999. Mr. Moon also worked as a program manager with KPMG Peat Marwick, which included services at the White House with the Reagan administration as an analyst with the President’s Private Sector Survey on Cost Control. Prior to his private sector experience, Mr. Moon served for 21 years as a Surface Warfare Officer in the United States Navy, including three years as Director of Information Technology and Deputy Director of Operations for the Office of Naval Research. Mr. Moon retired from the United States Navy with the rank of Commander. He holds a B.S. in Business and Engineering from the United States Naval Academy.

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

Howard D. Polsky, Executive Vice President, General Counsel and Secretary

Mr. Polsky joined us in June 2004, and serves as Executive Vice President, General Counsel and Secretary. Mr. Polsky previously held the position of Vice President and General Counsel of Lockheed Martin Global Telecommunications from 2000 to 2002. Prior to its acquisition by Lockheed Martin, Mr. Polsky worked at COMSAT Corporation from 1992 to 2000, initially serving as Vice President and General Counsel of COMSAT’s largest operating division, and subsequently serving on the executive management team as Vice President of Federal Policy and Regulation. From 1983 to 1992, Mr. Polsky was a partner at Wiley, Rein & Fielding, and was an associate at Kirkland & Ellis from 1979 to 1983. Mr. Polsky began his legal career at the Federal Communications Commission. Mr. Polsky received a B.A. in Government from Lehigh University and a J.D. from Indiana University.

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

Maria A. Szalay, Senior Vice President, Product Development

Ms. Szalay joined us in March 2001 and serves as Senior Vice President, Product Development. Previously, Ms. Szalay served as Practice Director at Operon Partners, an e-business consulting firm from 1999 to 2001. Prior to Operon Partners, she worked as Manager of Online Solutions at Telecom New Zealand from 1995 to 1999, as a management consultant at KPMG from 1992 to 1995, and as a sales analyst at Shearson Lehman from 1989 to 1991. Ms. Szalay currently serves as a director of the Association of Educational Publishers. Ms. Szalay holds a B.S./B.A. in Finance and German from Virginia Polytechnic Institute & State University and an M.B.A. from American University.

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

The Audit Committee met six times during fiscal year 2011. The meetings to review the Company’s periodic filings with the SEC include at least two separate sessions and separate communications with the Company’s external auditors and Chief Financial Officer, as well as required executive sessions. The Audit Committee has a charter, available on our web site at www.K12.com, setting forth the structure, powers and responsibilities of the Audit Committee. Pursuant to the charter, the Audit Committee is comprised of at least three members appointed by our Board of Directors, each of whom satisfies the requirements of independence and financial literacy. Our Audit Committee has determined that Messrs. Davis and Fink are audit committee financial experts as that term is defined under the Securities Exchange Act of 1934, as amended, or Exchange Act. Under its charter, the responsibilities of the Audit Committee include:

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

The Compensation Committee. The Compensation Committee consists of Mr. Davis, who serves as the Chairman, Messrs. Tisch and Reynolds and Ms. Futrell. Our Board of Directors has determined that each of Messrs. Davis, Tisch and Reynolds and Ms. Futrell qualify as independent directors within the meaning of the applicable NYSE listing requirements.

The Compensation Committee met five times during fiscal year 2011. The Compensation Committee has a charter, available on our web site at www.K12.com, setting forth the structure, powers and responsibilities of the Compensation Committee. Under its charter, the responsibilities of the Compensation Committee include:

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

•	considering and adopting changes to our compensation structure as applicable to all non-executive officer employees, including, but not limited to, salaries and benefits;

•	performing such duties and exercising such authority as may be assigned by the Board of Directors under the terms of our equity incentive and bonus plans; and

•	performing such other duties and exercising such other authority as may be assigned from time to time to the Compensation Committee by our Board of Directors.

The Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Mr. Bron, who serves as the Chairman, and Messrs. Fink and Tisch. Our Board of Directors has determined that each of Messrs. Bron, Fink and Tisch qualify as independent directors within the meaning of the applicable NYSE listing requirements. Our Board of Directors has adopted Corporate Governance Guidelines which are available on our web site at www.K12.com.

The Nominating and Corporate Governance Committee met one time during fiscal year 2011. The Nominating and Corporate Governance Committee has a charter, available on our web site at www.K12.com, setting forth the structure, powers and responsibilities of the Nominating and Corporate Governance Committee. Under its charter, the Nominating and Corporate Governance Committee has the authority to nominate persons to stand for election to and to fill vacancies on our Board of Directors. The Nominating and Corporate Governance Committee may consider the following criteria, as well as any other factors the Nominating and Corporate Governance Committee deems appropriate, in recommending candidates for election to our Board of Directors: (i) personal and professional integrity, ethics and values; (ii) experience in corporate management, such as serving as an officer or former officer of a publicly-held company, and a general understanding of marketing, finance, operations, governance and other elements relevant to the success of a publicly-traded company in today’s business environment; (iii) experience in management and in the Company’s industry; (iv) experience as a board member of another publicly-held company; (v) academic or policy expertise in an area of the Company’s operations; and (vi) practical and mature business judgment, including ability to make independent analytical inquiries. Although the Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, it strives to nominate directors with a variety of complementary skills so that, as a group, the Board of Directors will possess the appropriate backgrounds, talent, perspectives, skills and expertise to oversee the Company’s business. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders, provided such recommendations are submitted in writing not later than the close of business on the ninetieth day, or earlier than the close of business on the one hundred twentieth day, prior to the anniversary of the preceding year’s annual meeting of the stockholders. Such recommendations should include the name and address and other pertinent information about the candidate as is required to be included in the Company’s proxy statement. Recommendations should be submitted to the corporate secretary of the Company at K12 Inc., 2300 Corporate Park Drive, Herndon, VA 20171, Attention: General Counsel and Secretary. The Nominating and Corporate Governance Committee will consider the same criteria set forth above when evaluating director candidates recommended by stockholders.

Board of Directors Leadership Structure

Currently, our Board of Directors has determined that the roles of the Chairman of the Board of Directors and our Chief Executive Officer should be separate. The decision whether to combine or separate these positions depends on what our Board of Directors deems to be in the long term interest of stockholders in light of prevailing circumstances. Our Board of Directors believes the Company is well-served by this flexible leadership structure and that the combination or separation of these positions should continue to be considered on an ongoing basis.

Risk Management

Our Board of Directors believes full and open communication with management is essential for effective risk management and oversight. Members of our Board of Directors discuss strategy and risks facing the Company with our Chief Executive Officer and our senior management at meetings of our Board of Directors or when members of our Board of Directors deem necessary, but normally, at least semi-annually. Because our Chief Executive Officer is a member of our Board of Directors, our Chief Executive Officer attends all Board of Directors meetings and is available to address any questions or concerns raised by our Board of Directors on risk management and any other related matters. Our Chief Executive Officer is also asked to contribute to the agenda for these meetings, so that each functional division of the Company can identify risk-related topics that may require Board of Directors attention, such as political risk, information security and privacy and systems infrastructure. Each quarter, our Chief Executive Officer presents to our Board of Directors on strategic matters involving our operations and strategic initiatives and also discusses key strategies, challenges, risks, and opportunities for the Company.

Management is responsible for the day-to-day management of risks that the Company faces, while our Board of Directors, as a whole and through its committees, is responsible for the oversight of risk management. In fiscal year 2011, our Board of Directors participated in an enterprise risk management assessment that was led by our management with the participation of outside advisors. Based on that review, we identified and prioritized enterprise-wide risks that in the judgment of our Board of Directors require ongoing monitoring and remediation. To meet that objective, our Board of Directors assigned these responsibilities to a management operating committee along with an obligation to make progress reports to the Board of Directors at least semi-annually. Our Board of Directors and management will assess on an ongoing basis whether additional external enterprise risk management assessments are needed for the Company.

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

Risk Assessment in Compensation Programs

Consistent with SEC disclosure requirements, we have previously assessed the Company’s compensation programs and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Our management assessed the Company’s executive and broad-based compensation and benefits programs to determine if the programs’ provisions and operations create undesired or unintentional risks of a material nature. This risk assessment process included a review of our compensation policies and practices; analyses to identify risk and risk control related to such policies and practices; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to Company strategy. Since the risk assessment was concluded, we have not altered our compensation policies and practices in a manner that we believe would materially affect their risk profile.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees. The Code of Business Conduct and Ethics is available on our website at www.K12.com. We intend to satisfy the disclosure requirements under the Exchange Act regarding an amendment to, or waiver involving a director or officer from, our Code of Business Conduct and Ethics by posting such information on our website.

Stockholder Communications with the Board of Directors

Stockholders and other interested parties may communicate directly with our Board of Directors, individually or as a group, by sending an email to our General Counsel at OGC@K12.com, or by mailing a letter to K12 Inc., 2300 Corporate Park Drive, Herndon, VA 20171, Attn: General Counsel and Secretary. Our General Counsel will monitor these communications and will provide summaries of all received communications to our Board of Directors at its regularly scheduled meetings. Where the nature of a communication warrants, our General Counsel may decide to seek the more immediate attention of the appropriate committee of the Board of Directors or a director, or our management or independent advisors and will determine whether any response is necessary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires directors and executive officers and persons, if any, owning more than 10% of a class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s equity and equity derivative securities. Based solely upon a review of the copies of such reports and written representations from reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were complied with on a timely basis for fiscal year 2011, except for a Form 4 for Ronald J. Packard that was filed late on December 22, 2010, and a Form 4 for Robert L. Moon that was filed late on March 9, 2011 both due to administrative errors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about our fiscal year 2011 compensation for the following named executive officers:

•	Ronald J. Packard, Chief Executive Officer;

•	Harry T. Hawks, Chief Financial Officer and Executive Vice President;

•	George B. Hughes, Jr., Executive Vice President of School Services;

•	Bruce J. Davis, Executive Vice President of Worldwide Business Development; and

•	Celia M. Stokes, Chief Marketing Officer and Executive Vice President.

We have organized this Compensation Discussion and Analysis into six parts:

Part I — Executive Summary

Part II — Pay for Performance

Part III — Overview of Compensation for Named Executive Officers

Part IV — Elements of Compensation for Named Executive Officers

Part V — Employment, Severance and Change in Control Arrangements

Part VI — Tax, Accounting and Other Considerations

Part I — Executive Summary

Our Business

We are a technology-based education company focused on delivering proprietary curriculum and educational services created for individualized learning to students primarily in kindergarten through twelfth grade. Our proprietary curriculum is research-based and combines content with innovative technology to allow students with a wide spectrum of learning styles to receive an effective and engaging education regardless of geographic location or socio-economic background. This learning system is well-suited for virtual public schools, online school district-wide programs, public charter schools, hybrid programs and private schools that combine varying degrees of online and traditional classroom instruction and other educational applications. As of June 30, 2011, we served virtual public schools or hybrid schools in 27 states and the District of Columbia. In addition, we operate three online private schools and also sell access to our online curriculum and learning kits directly to school districts and to individual consumers.

Business Highlights of Fiscal Year 2011

Fiscal year 2011 was a transformational year for our company. Despite continued volatility in the global economy and capital markets, we were able to deliver strong financial results and make significant progress on our business development strategies. Highlights of the 2011 fiscal year included:

•	Revenue growth from $384.5M to $522.4M, an increase of 35.9%, of which 23.7% was from organic growth, 10.4% was from acquisitions and 1.8% was from new initiatives;

•	EBITDA growth of 9.6% despite the impact of acquisition transaction costs, merger integration and startup losses associated with our new initiatives;

•	An increase in total average enrollment of 45.7% from 67,878 to 98,890;

•	The solid performance of our stock price indicating that our stockholders share our confidence in the Company’s diversification strategy and its implementation;

•

Completion of the strategic acquisitions of KC Distance Learning, The American Education Corporation and the International School of Berne, which complement and expand our virtual charter school business, institutional sales and private school offerings; and

•

Our successful launch of several new initiatives, including Capital Education, Middlebury Interactive Languages, San Francisco Flex School and brick and mortar classroom pilot programs that position us in several complementary market segments.

Executive Compensation Highlights for Fiscal Year 2011

Significant compensation decisions for named executive officers for the 2011 fiscal year included:

•

We entered into an amended and restated employment agreement with Mr. Packard, whose then-current employment agreement was expiring. Throughout his tenure as our chief executive officer, Mr. Packard has demonstrated sustained leadership in advocating the benefits of online learning and individualized instruction in grades K-12. He has enabled our company to grow during a period of unprecedented reductions in state education funding and guided us in our consideration of new investments in our future. Mr. Packard’s amended and restated employment agreement extends the term of his employment with us through September 2014 and provided for an increase in his base salary from $475,000 to $575,000, which the Board of Directors believed was appropriate to ensure Mr. Packard’s continued retention. Under the terms of the amended and restated agreement, a large portion of Mr. Packard’s cash compensation is performance-variable and his equity compensation is also performance-based, with a substantial portion of awards granted only upon the achievement of certain predetermined performance targets established annually by the Board of Directors;

•

We made annual cash incentive awards to our named executive officers with respect to corporate-level and individual performance consistent with fiscal year 2011 achievements to ensure that they are fairly and competitively compensated for their contributions to long-term shareholder value;

•

We granted equity incentive awards to our named executive officers in the form of restricted stock in lieu of stock options to more closely align the interests of our named executive officers with those of our stockholders, provide better retention incentives, mitigate the potential for stockholder dilution and align our equity compensation practices with those of similarly situated companies; and

•

We determined not to provide any base salary increases for fiscal year 2011 for all of our named executive officers (other than Mr. Packard) despite their excellent performance, in order to maintain an efficient cost structure in an uncertain economic environment, subject to the outcome of the Company’s strategic plans.

Part II — Pay for Performance

We believe our strengths in developing engaging and effective curricula and providing technology-based services provide us with a sustainable competitive advantage to serve the increasing demands for online education. Our growth strategy centers upon leveraging the investment we have already made in our learning systems to serve adjacent markets and diversify our risk profile. Compensation for our named executive officers has been designed to encourage pursuit of that strategy and varies substantially with performance. As discussed in Parts III and IV of this Compensation Discussion and Analysis, our Compensation Committee considers several quantitative and qualitative measures when determining compensation for our named executive officers and maintains discretion under our variable compensation programs to ensure that our named executive officers’ compensation appropriately reflects our and their individual achievements during the course of the applicable year and over long-term periods. In addition, we have implemented a program under which a large portion of Mr. Packard’s annual compensation opportunity is equity-based and earned only upon the achievement of certain predetermined performance targets established annually by the Compensation Committee. The design elements of our compensation for named executive officers that are intended to encourage good governance and pay-for-performance include:

•	All elements of compensation for our named executive officers are overseen by a highly engaged and active compensation committee composed entirely of independent directors;

•

The Compensation Committee utilizes the services of an independent compensation consultant — Towers Watson and Co., or Towers Watson — that performs only executive compensation services for our company;

•

Based on a Towers Watson study prepared as of March 31, 2011 to reconcile the inclusion of companies with different fiscal year ends, our total shareholder return over the trailing twelve-month period was in the 97th percentile when compared to that peer group of companies (described below), and composite performance (i.e., operational and shareholder performance combined) was in the 80th percentile for the trailing thirty-six month period when compared to our peer group over their corresponding three fiscal years, all as determined by Towers Watson in connection with a pay-for-performance assessment commissioned by the Compensation Committee in fiscal year 2011;

•

Named executive officers are not provided with lavish perquisites and are instead generally eligible under the same plans as all other employees for medical, dental, vision, disability and life insurance, with certain exceptions discussed in Part IV below;

•	We do not offer any supplemental retirement plan contributions to named executive officers in excess of company contributions generally made available to all our employees;

•	None of our named executive officers are entitled to receive tax gross-ups on payments they could receive in connection with a change in control of our company;

•

We provide a substantial portion of total compensation for our named executive officers in the form of equity-based awards under which the value realized is tied to stock price performance, and all of our named executive officers have meaningful personal assets invested in our common shares; and

•

As shown in the following chart, in fiscal year 2011, fixed base salary represented only 39% of total compensation for our named executive officers, whereas variable cash and equity-based incentive compensation represented 61% of their total compensation.

Observations Regarding the Mix of Total Direct Compensation

The chart below shows each element of total direct compensation (based on fiscal year 2011 target levels) on a relative basis. It is noteworthy that in the aggregate, the target value of long-term incentives of our named executive officers as a group is more than twice than that given to short-term incentives. This is to incent the named executive officers to focus on long-term shareholder value rather than immediate financial reward. In addition, the Compensation Committee set the amount of variable or “at-risk” compensation for the Chief Executive Officer at a level higher than the other named executive officers due to responsibilities not shared by the other named executive officers and the Chief Executive Officer’s ability to influence the entire Company’s performance.

Short-Term vs. Long-Term Incentive Pay Opportunity as a Percentage of Total Pay

	Short-Term Incentive Pay Target Annual Incentive	Long-Term Incentive Pay
CEO	12%	88%
Other NEOs (Average)	37%	63%

Cash vs. Equity-Based Pay Opportunity as a Percentage of Total Pay

	Cash Base Salary + Target Annual Incentive	Equity-Based Long-Term Incentives
CEO	22%	78%
Other NEOs (Average)	66%	34%

Fixed vs. Variable Pay Opportunity as a Percentage of Total Pay

	Fixed Base Salary	Variable Performance-Related Pay Target Annual Incentive + Long- Term Incentive
CEO	11%	89%
Other NEOs (Average)	46%	54%

Defined Terms:

Total Pay — The sum of base salary, target annual incentive, and target long-term incentives.
Fixed Pay — Base pay or salary.
Variable Pay — Compensation that can vary based on Company or individual performance. Variable pay is “at risk.”
Cash — Compensation paid in the form of cash (base salary and annual incentive).
Equity — Restricted stock awards or other equity awards. Equity awards are “at risk.”
Short-Term — Compensation based on performance of one year or less.
Long-Term — Compensation based on performance of greater than one year.

Target —	The percentage of base salary that is paid as a cash bonus upon the achievement of 100% of the named executive officer’s corporate and individual goals.

Part III — Overview of Compensation for Named Executive Officers

Objectives and Philosophy of Executive Compensation

The Compensation Committee, composed entirely of independent directors, administers our executive compensation programs. The Compensation Committee’s role as described in its charter is to discharge the Board of Directors’ responsibilities relating to compensation of our executives, including the named executive officers, and to oversee and advise the Board of Directors on the adoption of policies that govern our compensation and benefit programs. Our executive compensation programs are designed primarily to achieve the following objectives:

Objective	Corresponding Design Element

Attract and retain individuals of superior ability and managerial talent

•    Compensation programs are designed to be competitive relative to the market and among companies with whom we compete for managerial talent

•    The Compensation Committee reviews competitive market compensation practices and levels with the advice of an independent compensation consultant.

•    Flexibility is maintained to tailor compensation packages for attracting and retaining key individuals whom we believe warrant particular consideration

Promote the Company’s business and growth strategies

•    Annual performance-based incentive bonuses tie cash compensation to achievement of goals that advance our short-term strategic business objectives

•    Long-term equity incentive awards tie overall compensation to creating value for our stockholders

Align pay with performance

•    For fiscal year 2011, variable cash and equity-based incentive compensation has represented 61% of overall compensation for named executive officers

•    The value of annual cash incentive awards directly reflect individual performance as measured against pre-established performance goals

•    The Compensation Committee reviews pay-for-performance assessments prepared by our independent compensation consultant

To encourage the maximization of stockholder value and align compensation with stockholders’ interests	• Long-term equity incentive awards tie substantial portions of total potential compensation to the performance of our stock price • Long-term stock ownership by executives provides ongoing incentives

To achieve these objectives, the Compensation Committee has implemented and maintains compensation plans that tie a substantial portion of the executives’ overall compensation to the achievement of key strategic, financial and operational goals, such as our annual revenues and earnings. The Compensation Committee also evaluates individual executive performance with the goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size, stage of development, geographic coverage, and that operate in the major education and high-technology industries, taking into account our relative performance and our strategic goals.

Determination of Compensation Awards

The Compensation Committee has the authority to determine the compensation awards available to our named executive officers with the exception of the Chief Executive Officer, for whom it makes recommendations to the Board of Directors for approval. We have historically set base salaries and annual incentive targets considering both individual performance and executives’ scope of responsibilities. Base salaries and annual incentive targets for the named executive officers were first set as of the date of hire, and base salaries are generally reviewed annually by the Compensation Committee and adjusted to reflect individual performance and any changes in position within the Company to both reward the executives for superior performance and to further our goals of attracting and retaining managerial talent. Underperformance is considered as well. To aid the Compensation Committee in making its determination, the Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, excluding himself. Each named executive officer other than our Chief Executive Officer, in turn, participates in ongoing performance updates with the Chief Executive Officer to provide input regarding the named executive officer’s contributions to our success for the period being assessed. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

For fiscal year 2011, like in prior years, our executive compensation package consisted of a fixed base salary and variable cash and equity incentive awards, with a significant portion weighted towards the variable components to ensure that total compensation reflects our overall success or failure and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders. Within our performance-based compensation program, we aim to compensate the named executive officers in a manner that is tax effective for us.

Use of Compensation Consultants and Compensation Benchmarking

In May 2010, the Compensation Committee retained Towers Watson as an independent compensation consultant to assist it with executive compensation matters. Towers Watson continued to act as an independent consultant to the Compensation Committee during fiscal year 2011. During fiscal year 2011, it provided competitive market data and performed a competitive analysis of the compensation that each of our named executive officers receives. In addition, Towers Watson advised us in the design of an amended and restated employment agreement that we entered into with Mr. Packard early in fiscal year 2011 and in the implementation of our annual cash performance bonus and equity incentive award programs for fiscal year 2011. Based on information and advice provided by Towers Watson, our Compensation Committee determined that the total compensation levels and opportunities historically provided to our named executive officers have been at below-market levels and the changes in our compensation programs for fiscal year 2011 were intended to make our executive compensation program more competitive in the marketplace. Going forward, our Compensation Committee has determined that overall compensation levels for each of our named executive officers should be set between the 50th and the 75th percentile of similarly-situated executive officers of the companies in our peer group, which is discussed in more detail below, with such variations from this guideline as may be necessary or appropriate from time to time to attract or retain individual executives or reward company-wide or executive performance over time. Towers Watson did not perform any non-executive compensation services for us during fiscal year 2011.

Peer Group

An important component of setting and structuring compensation for our named executive officers is determining the compensation packages offered by leading education and high-technology companies in order for us to offer competitive compensation within that group of companies. In fiscal year 2010, based upon information and advice provided by Towers Watson, we determined that it was appropriate to reevaluate and expand our peer group in order to better assess our competitiveness among companies of similar size, industry and technology profiles to us. No changes were made during fiscal year 2011 to the peer group, which continued to consist of the following publicly traded companies: American Public Education, Inc.; Blackboard Inc.; Blue Nile, Inc.; Capella Education Company; Corporate Executive Board Company; Lincoln Educational Services Corporation; Strayer Education, Inc.; Blackbaud, Inc., Bridgepoint Education, Inc.; Corinthian Colleges, Inc.; Deltek, Inc.; DeVry Inc.; Grand Canyon Education, Inc.; Rosetta Stone Inc.; Skillsoft Ltd.; and Universal Technical Institute, Inc.

Part IV — Elements of Compensation for Named Executive Officers

Summary of Elements of Compensation and Corresponding Objectives

Compensation Element	Primary Objectives	Key Features
Base salary	• Recognize the performance of job responsibilities and attract and retain individuals with superior talent.	• Adjustments are considered annually based on competitive market analysis and individual performance

Annual performance-based cash awards	• Promote short-term business and growth strategies • Align pay with performance	• Annual cash incentive awards are made with respect to achievement of corporate- level and individual performance

Long-term equity incentive awards

•   Emphasize long-term business and growth strategies

•   Encourage maximization of stockholder value

•   Align compensation with stockholders’ interests

•   Promote retention and provide ongoing incentives by encouraging long-term stock ownership

•   Equity incentive awards are granted primarily in the form of restricted stock to more closely align the interests of our named executive officers with those of our stockholders, provide better retention incentives, mitigate the potential for stockholder dilution and align our equity compensation practices with those of similarly situated companies

•   Time-based vesting ties value of awards to sustained growth of our stock price

•   Certain awards for our chief executive officer are only granted upon achievement of pre-determined performance goals

Base Salary

Base salaries for our named executive officers are generally established in line with the scope of their responsibilities, taking into account competitive market compensation paid by other companies for like positions, and recognizing cost of living considerations. Base salaries are reviewed at least annually, and are adjusted from time to time according to performance, additional duties, promotions, and general economic conditions. Salaries among the named executive officers also reflect, in part, the terms negotiated for their position at the time of hire and subsequent adjustments determined by the Compensation Committee, or the Board of Directors in the case of our Chief Executive Officer, to account for executive performance, peer group trends, and new responsibilities assigned. Based upon the foregoing considerations, for fiscal year 2011, except with regard to Mr. Packard because of his entering into an amended and restated employment agreement, the Compensation Committee determined to maintain the base salaries of our named executive officers at fiscal year 2010 levels.

Effective on September 27, 2010, the Company and Mr. Packard entered into an amended and restated employment agreement providing for an increase in Mr. Packard’s annual base salary from $475,000 to $575,000, subject to annual reevaluation by our Board. The Board of Directors determined that an increase in Mr. Packard’s base salary was appropriate upon the four-year extension of his employment term due to Mr. Packard’s leadership and performance over the term of his employment with the Company and to more closely align Mr. Packard’s overall compensation with competitive market salaries, as described in more detail under “ — Use of Compensation Consultants and Compensation Benchmarking” above. For additional discussion of the terms of Mr. Packard’s amended and restated employment agreement, see “Potential Payments Upon Termination or Change in Control — Employment Agreements” below.

Annual Performance Bonus

We maintain an annual cash bonus program, or the Executive Bonus Plan, which is intended to reward executive officers based on our Company’s overall performance and the individual named executive officer’s contributions to that performance. In determining an annual bonus for each named executive officer, we evaluate performance as measured against certain objective financial metrics as well as individual performance goals. We believe that the Executive Bonus Plan provides incentives that are necessary to retain executives and reward them for our short-term performance in the pursuit of our larger business objectives and is designed to provide for a substantial portion of our cash compensation for named executive officers to be variable based upon Company and individual performance.

The Executive Bonus Plan for all of our named executive officers in fiscal year 2011 consisted of two key elements: (i) a corporate-level financial performance element with a 60% weighting; and (ii) an individual performance element with a 40% weighting. The Compensation Committee chose these elements and their relative weightings to align the total cash compensation opportunity of our named executive officers with the achievement of performance objectives that create long-term stockholder value. For fiscal year 2011, Messrs. Davis’ and Hughes’ and Ms. Stokes’ target bonus was 40% of base salary and Mr. Hawks’ target bonus was 50% of base salary. The target bonus for Mr. Packard for fiscal year 2011 was 100% of base salary, with a maximum bonus potential equal to 200% of his base salary as provided in his amended and restated employment agreement.

The corporate-level financial performance element of the Executive Bonus Plan for fiscal year 2011 was based on achievement of two performance metrics, revenue and operating income, each with a 30% weighting. Initially, the corporate-level revenue target was established at $500 million and the operating income target was established at $28 million, excluding interest, taxes, non-controlling interest and bonus accruals. Subsequently, to reflect the accretive impact of acquisitions in which we engaged during fiscal year 2011, the corporate-level revenue target was adjusted upward to $514.6 million and the operating income target was adjusted upward to $29.2 million. These adjustments were made pursuant to a target recalibration methodology for acquisitions as recommended by Towers Watson. We considered the financial performance goals for fiscal year 2011 difficult to achieve because the executives were required to produce strong financial results during a challenging and uncertain economic period for the education industry as certain states continued to reduce student funding levels due to budget shortfalls, we incurred significant one-time expenses as a result of the implementation of a company-wide enterprise resource planning system and acquisition integration costs.

We established individual performance elements for the fiscal year 2011 Executive Bonus Plan that were intended to align the named executive officers’ incentives with the Company’s development and performance strategies. Mr. Packard’s individual goals included strengthening our virtual academy business through increased enrollment and retention, developing additional business channels to diversify into adjacent markets, implementing new internal reporting systems, enhancing our overall operations by launching new curriculum and learning management systems and capitalizing on opportunities for increased efficiencies. Mr. Hawks’ individual goals included strengthening internal and external financial relationships, integrating newly acquired business lines, optimizing our capital structure and improving our financial processes and efficiency. Mr. Hughes’ individual goals included renewal of virtual school contracts, expanding our blended school programs, linking teacher pay to performance measures, improving academic performance in fully-managed schools, integrating virtual schools obtained in acquisitions and ensuring school compliance with state regulations. Mr. Davis’ individual goals included managing our international operations growth, strategy and business development. Ms. Stokes’ individual goals included developing branding strategies for our business units, improving marketing efficiency and developing our call center operations.

When determining the fiscal year 2011 Executive Bonus Plan awards for named executive officers, we first examined the levels of achievement attained with respect to both the individual and corporate-level performance goals and applied the relative weightings described above. Our revenues for fiscal year 2011 grew 35.9% to $522.4 million, well exceeding the adjusted revenue target established for the Executive Bonus Plan. Operating income for fiscal year 2011, however, was below target at $24.2 million, reflecting expenses primarily associated with transaction and integration costs related to the acquisitions we undertook in fiscal year 2011 and implementation of our enterprise resource planning system. Consequently, we determined that the named executive officers achieved 50% of the corporate-level performance goals.

For individual performance goals, we evaluated each named executive officer’s actual performance and then weighted those levels of outcomes against their individual goals. In particular, we reviewed the performance of the named executive officers who have profit and loss responsibility and increased or decreased their awards depending on whether they had achieved the internal goals for their respective businesses. We also sought to recognize the performance of named executive officers in areas not directly tied to their individual performance goals, including the Chief Financial Officer who has functional responsibilities. These areas included substantial improvements in diversification of our overall business and internal business infrastructure which we believe are transformational investments in the future of our company. We sought to recognize the substantial efforts of our named executive officers in completing our acquisitions of KC Distance Learning, The American Education Corporation and the International School of Berne. These acquisitions enhanced our online public school offerings and the scale of our institutional business and private school distribution channels. Despite the additional demands of these acquisitions, the named executive officers were also able to lead our company in completion of several strategic initiatives and achieving the strong revenue growth described above. Based on the foregoing, annual bonuses were paid to our named executive officers for fiscal year 2011 in the amounts set forth in the Nonequity Incentive Plan Compensation column of the Summary Compensation Table for 2011 below.

Equity Awards

We believe that providing long-term equity awards promotes our goal of aligning executive compensation with the long-term interests of our stockholders in building the value of our Company. Previously, some of our employees, including the named executive officers, were eligible to participate in our Amended and Restated Stock Option Plan and/or received grants of stock options pursuant to stand alone stock option agreements. No stock options have been granted under the Amended and Restated Stock Option Plan or pursuant to stand alone stock option agreements since the date of our initial public offering. Currently, our named executive officers, along with a large portion of our employees, are eligible to participate in our 2007 Equity Incentive Award Plan, or the Equity Incentive Award Plan, pursuant to which we primarily grant equity-based awards.

The Company has historically made long-term equity awards to named executive officers in the form of stock options with an exercise price that is equal to the fair market value of the underlying stock, which is defined as the closing price for one share of our Common Stock on the NYSE on the date of grant. Stock options granted to our named executive officers other than Mr. Packard generally have a four-year vesting schedule designed to incentivize value creation and conform to market practices. To more closely align Mr. Packard’s equity incentive compensation with our success, we developed a dual vesting schedule with a portion of his option grants subject to time-based vesting and a portion vesting upon our Company’s achievement of pre-established corporate-level financial performance metrics and jurisdictional expansion targets. For fiscal year 2011, the corporate-level financial targets were the same revenue and operating income targets set forth above with respect to the fiscal year 2011 performance bonuses. The jurisdictional expansion targets consisted of a series of new school and enrollment targets. This dual vesting takes into consideration Mr. Packard’s role as our Chief Executive Officer and steward of achieving our Company’s corporate goals, as well as his role as an individual contributor to business development efforts and revenue generation.

For the same reasons as stated above with respect to the performance metrics relating to annual performance bonuses for executives, the Board of Directors believed these performance metrics would be difficult for Mr. Packard to achieve in fiscal year 2011. In addition, our revenue and operating income targets are in part dependent upon the ability to serve virtual public schools in more states or the removal of enrollment restrictions in states where we currently operate. Mr. Packard’s performance-based vesting targets relating to jurisdictional and enrollment expansion for fiscal year 2011 were directly dependent upon these factors. Achieving these goals typically requires a major initiative to secure legislation or regulations permitting our form of public education and attracting the forecasted number of students. These efforts include coordinating grass-roots support, converting this support into state-specific legislative proposals, and managing advocacy efforts to ensure the adoption of enabling legislation. This process often takes multiple legislative sessions over several years. The difficulty and uncertainty of this process is a major factor in measuring our Company’s performance.

In early fiscal year 2012, the Compensation Committee determined that Mr. Packard achieved the jurisdictional and enrollment expansion goals during fiscal year 2011 at a level such that he was entitled to vest in stock options to purchase to 44,118 shares of our common stock that were granted pursuant to a July 2007 stock option agreement. In addition, pursuant to the terms of the applicable award, Mr. Packard vested in stock options to purchase 294,117 shares of our common stock at an exercise price of $30.60 per share in January 2011 when the ten-day average closing price per share of our common stock reached $30.60.

In fiscal year 2011, we did not award stock options to our named executive officers, and determined instead to provide long-term incentive compensation in the form of restricted stock awards. Our Compensation Committee believes that the use of restricted stock as the primary form of equity compensation for our named executive officers more closely aligns the interests of these executives with those of our stockholders, provides better retention incentives, results in less dilution to our stockholders and is more in line with the equity compensation practices of similarly-situated companies, including the companies in our peer group. In fiscal year 2011 we granted restricted stock awards to our named executive officers in the following amounts, which awards were granted in September 2010: Messrs. Hughes and Davis and Ms. Stokes each received 12,000 shares of restricted stock and Mr. Packard received 25,000 shares of restricted stock. Mr. Hawks received a grant of 25,000 shares of restricted stock and 100,000 stock options upon the commencement of his employment in May 2010; therefore, he was not included in the annual grant of equity to our named executive officers in September 2010. The shares of restricted stock vest semi-annually over a three-year period, with 20% vesting in the first year and 40% vesting in each of the next two years following the grant date. The Compensation Committee determined that the size of these restricted stock awards was appropriate to achieve the purpose of encouraging retention among our named executive officers and generally represented a substantial increase over the size of the restricted stock awards granted to the named executive officers in fiscal year 2010 in order to bring the total compensation opportunity of our named executive officers in-line with competitive market compensation and because the named executive officers did not receive awards of stock options in fiscal year 2011. The Compensation Committee expects that restricted stock awards will continue to be an important feature of our executive compensation program going forward. The Compensation Committee did not consider past performance during any period in determining the restricted stock awards granted to our named executive officers in fiscal year 2011.

In consideration of his signing a new employment agreement to serve as our Chief Executive Officer for a term of four years, we granted Mr. Packard 145,530 shares of restricted stock, of which 50% vested immediately, with the remaining 50% to vest over three years in quarterly installments starting on the first anniversary of the date of the grant. As with the other elements of the compensation package provided in Mr. Packard’s amended and restated employment agreement, we determined that these awards were necessary and appropriate to retain Mr. Packard as our Chief Executive Officer and in recognition of Mr. Packard’s leadership and performance over the term of his employment with the Company.

In addition, under the terms of his amended and restated employment agreement, Mr. Packard is eligible to receive annual restricted stock awards in amounts up to $1.25 million, based on the achievement of certain pre-determined performance objectives to be established by the Compensation Committee each fiscal year. The Compensation Committee determined that the performance objectives applicable to restricted stock awards would be the achievement of 8% revenue growth over three years. Actual revenue growth during fiscal year 2011 was 33%. Therefore, in early fiscal year 2012, the Compensation Committee awarded Mr. Packard 46,667 shares of restricted stock, valued at $1.25 million based upon the fair market value of our common stock on the date of grant. These shares vest over three years in equal quarterly installments.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, or the Deferred Compensation Plan, for members of our management team, including our named executive officers. Under the Deferred Compensation Plan, our named executive officers are eligible to elect to defer up to 50% of their annual salary and up to 100% of any annual incentive bonus. These amounts may be deferred until retirement. Earnings are credited on deferred amounts based upon a variety of investment options that may be elected by each participant. We believe that the addition of the Deferred Compensation Plan provides our Company an additional means to further its philosophy of attracting and retaining individuals of superior ability. Certain information with respect to amounts deferred by our named executive officers under this plan are set forth below in the Nonqualified Deferred Compensation Table.

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

Employee Benefits and Perquisites

We provide our named executive officers with certain personal benefits and perquisites, which we do not consider to be a significant component of executive compensation but recognize are an important factor in attracting and retaining talented executives. Named executive officers are eligible under the same plans as all other employees for medical, dental, vision, disability and life insurance. We also pay for supplemental long-term disability and life insurance premiums for our executive officers and provide our executive officers the opportunity to receive company-paid executive physical examinations. We provide these supplemental benefits to our executive officers due to the relatively low cost of such benefits and the perceived value they provide in assisting us in attracting and retaining talented executives. We reimburse certain executives for their relocation expenses from time to time and reimburse our executives for temporary housing expenses they may incur in connection with their provision of services to us. We provide such reimbursements to our executives because such expenses are typically directly associated with and would not have been incurred but for their commencement or continued provision of services to us. None of our executive officers receives any tax gross ups in connection with our provision of any perquisites or personal benefits. The value of personal benefits and perquisites we provide to each of our named executive officers is set forth below in our Summary Compensation Table.

Part V — Employment, Severance and Change in Control Arrangements

We currently have employment agreements in place with each of our named executive officers that provide for severance payments in connection with certain terminations of employment. During fiscal year 2011, we entered into an amended and restated employment agreement with Mr. Packard that entitles him to receive severance payments equal to three times his base salary if he is terminated without cause or due to the Company’s non-extension of the term of the agreement or a constructive termination, as described in more detail below under the heading entitled “Potential Payments Upon Termination or Change in Control.” Our other named executive officers have employment agreements with us that provide for employment on an “at will” basis and provide for severance payments ranging from 180 days to 365 days (plus benefit continuation in certain cases) generally in connection with terminations of employment without cause or for good reason by the executive. These agreements were generally negotiated at hire and the potential severance payments were determined considering the executive’s level of experience and perceived marketability and the desired length of any post-employment restrictive covenants.

Severance is considered by us and our executives to be an integral part of the overall compensation package. We provide severance to the executives as a means to attract and retain individuals with superior ability and managerial talent. During fiscal year 2011, the Compensation Committee determined on a going forward basis to establish a uniform severance policy, or the Severance Policy, for terminations without cause rather than negotiating these terms in individual employment agreements. The Severance Policy takes into account management level and tenure with the Company.

The named executive officers are generally not entitled to receive cash payments solely as a result of a change in control of the Company, upon certain corporate transactions, including a sale of all or substantially all of the Company’s assets, certain mergers or consolidations and certain sales of our outstanding stock, which we refer to collectively as a change in control. Unvested stock options and restricted stock awards are treated differently following a change in control to take into account their respective purposes of value creation and retention. All of the named executive officers’ unvested stock options will become fully vested and exercisable under the terms of the applicable stock option agreements following a change in control. In early fiscal year 2012, we adopted a policy pursuant to which all restricted stock agreements with our named executive officers other than Mr. Packard would be subject to, “double trigger” acceleration upon a change in control. This policy generally means that the accelerated vesting of restricted stock will occur only if the named executive officer is terminated without cause in connection with the change in control. For this purpose, a termination without cause includes a “constructive termination”, which generally involves any material diminution in the named executive officer’s base salary, bonus potential, job title or responsibilities, as well as a relocation of the named executive officer’s principal place of business outside of a 40-mile radius. With respect to our Chief Executive Officer, and as provided in his amended and restated employment agreement, all of his outstanding restricted stock and stock options will become fully vested as of immediately prior to a change in control.

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

Part VI — Tax, Accounting and Other Considerations

Deductibility of Executive Compensation

We review and evaluate the tax treatment of our executive compensation programs at the time they are adopted and as tax rules and regulations change. In order to preserve flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible for purposes of Internal Revenue Code Section 162(m), which limits the deductibility of certain compensation paid to our executive officers. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.

Accounting for Stock-Based Compensation

ASC Topic 718, Compensation — Stock Compensation, requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of equity-based awards under our equity incentive award plans are accounted for under ASC Topic 718. We consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Clawback Policy

We are currently considering the implementation of a compensation clawback policy applicable to executive officers pending completion of the Securities and Exchange Commission’s related rulemaking initiatives.

Summary Compensation Table for 2011

The following table provides information regarding the compensation that we paid to our named executive officers for services rendered during fiscal year 2011.

Name	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)	Nonequity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Ronald J. Packard	2011	$551,539	$—	$4,160,496	(4)	$—	$281,250	$9,648	$5,002,933
Chief Executive Officer	2010	475,000	—	261,900		1,446,908	471,200	22,796	2,677,804
	2009	475,000	—	—		1,570,738	309,000	116,382	2,471,120

Harry T. Hawks	2011	400,000	—	—		—	97,200	46,522	543,722
Executive Vice President and Chief Financial Officer	2010	62,307	—	589,750		1,092,080	32,877	5,600	1,782,614
	—	—	—	—		—	—	—	—

George B. Hughes, Jr.	2011	300,248	—	314,760		—	79,200	22,554	716,762
Executive Vice President of School Services	2010	300,248	—	53,358		298,425	120,099	27,102	799,232
	2009	300,248	—	—		366,505	78,064	4,785	749,602

Name	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Nonequity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Bruce J. Davis	2011	309,000	—	314,760	—	51,840	10,322	685,922
Executive Vice President of Worldwide Business Development	2010	309,000	—	53,358	244,166	123,600	28,865	758,989
	2009	309,000	—	—	282,733	80,340	7,842	679,915

Celia M. Stokes	2011	300,300	—	314,760	—	66,200	8,260	689,520
Executive Vice President and Chief Marketing Officer	2010	300,300	—	53,358	298,425	120,120	6,118	778,321
	2009	300,300	—	—	429,335	78,078	5,506	813,219

(1)	These columns represent the aggregate grant date fair value of restricted stock and stock options computed in accordance with FASB ASC Topic 718. For additional information, including information regarding the assumptions used when valuing the stock options, refer to note 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011. See the table below entitled “Grants of Plan-Based Awards During 2011” for additional information on restricted stock and stock options granted during fiscal year 2011.
(2)	All amounts are reported in the year earned, regardless of when they are paid.
(3)	The amounts in this column consist of 401(k) plan matching contributions, additional life insurance, long-term disability premiums and, with respect to Mr. Packard for fiscal year 2009, relocation expenses paid by us. In addition, with respect to Messrs. Hawks, Hughes and Davis, the amounts in this column for fiscal year 2011 include payments for temporary housing, respectively, as follows: $36,500, $13,187 and $1,860.
(4)	Amount shown includes $3,499,997 representing the grant date fair value of 145,530 shares of restricted stock granted to Mr. Packard in connection with his entering into a new four-year employment agreement in September 2010.

Grants of Plan-Based Awards During 2011

The following table provides information regarding grants of plan-based awards to our named executive officers during fiscal year 2011. The awards described in the following table were granted under our Executive Bonus Plan and Equity Incentive Award Plan.

Name	Grant Date	Estimated Possible Payouts under Nonequity Incentive Plan Awards(1)		Estimated Possible Payouts under Equity Incentive Plan Awards(2) Target ($)	All Other Stock Awards: Number of Shares of Stock(3) (#)	Grant Date Fair Value of Option and Stock Awards ($)
		Target ($)	Maximum ($)

Ronald J. Packard	—	575,000	1,150,000	1,250,000	—	—
	9/8/2010	—	—	—	145,530	3,499,997
	9/15/2010	—	—	—	25,000	660,500

Harry T. Hawks	—	200,000	200,000	—	—	—

George B. Hughes, Jr.	—	120,099	120,099	—	—	—
	9/14/2010	—	—	—	12,000	314,760

Bruce J. Davis	—	123,600	123,600	—	—	—

Name	Grant Date	Estimated Possible Payouts under Nonequity Incentive Plan Awards(1)		Estimated Possible Payouts under Equity Incentive Plan Awards(2) Target ($)	All Other Stock Awards: Number of Shares of Stock(3) (#)	Grant Date Fair Value of Option and Stock Awards ($)
		Target ($)	Maximum ($)

	9/14/2010			—	12,000	314,760

Celia M. Stokes	—	120,120	120,120	—	—	—
	9/14/2010			—	12,000	314,760

(1)	Represents the target and maximum incentive awards payable under our Executive Bonus Plan based on fiscal year 2011 base salaries. For additional information regarding our Executive Bonus Plan, see “Compensation Discussion and Analysis — Elements of Compensation — Annual Performance Bonus” above.
(2)	Awards are payable as restricted stock, valued as of the date of grant, based upon the achievement of performance objectives established by the Compensation Committee, as discussed under “Compensation Discussion and Analysis — Elements of Compensation — Equity Awards.”
(3)	Represents restricted stock awards granted to our named executive officers in fiscal year 2011. The shares vest over a period of three years, or in the case of our Chief Executive Officer, four years, as described in more detail in the footnotes to the table entitled “Outstanding Equity Awards at Fiscal Year End for 2011.”

Outstanding Equity Awards at Fiscal Year End for 2011

The following table provides information regarding outstanding equity awards held by our named executive officers as of June 30, 2011. All such equity awards consist of restricted stock and stock options granted pursuant to our Amended and Restated Stock Option Plan, our Equity Incentive Award Plan or stand-alone award agreements. The section titled “Equity Awards” in the Compensation Discussion and Analysis above provides additional information regarding the outstanding equity awards set forth in this table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Ronald J. Packard(1)	77,000	99,000	—	$17.46	7/13/17	—	—
	103,125	46,875	—	23.45	8/21/16	—	—
	372,548	—	88,234	13.66	7/12/15	—	—
	42,075	—	—	7.65	12/31/12	—	—
	294,117	—	—	30.60	12/31/12	—	—
	—	—	—	—	—	104,265	3,445,342

Harry T. Hawks(2)	25,000	75,000	—	23.59	5/5/18	—	—
	—	—	—	—	—	20,000	662,800

George B. Hughes, Jr.(3)	—	20,419	—	17.46	7/13/17	—	—
	—	10,938	—	23.45	8/21/16	—	—
	—	4,902	—	13.66	7/03/15	—	—
	—	—	—	—	—	12,634	418,691

Bruce J. Davis(4)	12,993	16,707	—	17.46	7/13/17	—	—
	18,562	8,438	—	23.45	8/21/16	—	—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	48,039	—	—	9.18	2/01/15	—	—
	—	—	—	—	—	12,634	418,691

Celia M. Stokes(5)	15,881	20,419	—	17.46	7/13/17	—	—
	28,187	12,813	—	23.45	8/21/16	—	—
	12,407	828	—	22.82	2/08/16	—	—
	4,666	1,839	—	13.66	7/03/15	—	—
	—	—	—	—	—	12,634	418,691

(1)	Mr. Packard’s outstanding unvested options are subject to time-based and performance-based vesting as described above. Mr. Packard’s unvested time-based options vest as follows, subject to Mr. Packard’s continued employment through the applicable vesting date:

•	11,000 options with an exercise price of $17.46 per share vest every July 13, October 13, January 13 and April 13 through July 13, 2013; and

•	9,375 options with an exercise price of $23.45 per share vest every August 21, November 21, February 21 and May 21 through August 21, 2012.

Performance-based vesting of option grants is based upon our Company’s achievement of pre-established corporate-level financial performance metrics and jurisdictional expansion targets as discussed in “Part IV — Elements of Compensation — Equity Awards” above. Mr. Packard’s unvested performance-based options vest upon achievement of the applicable jurisdictional expansion and enrollment targets prior to July 12, 2015, subject to Mr. Packard’s continued employment through the applicable vesting date. Achieving these goals typically requires a major initiative to secure legislation or regulations permitting our form of public education and attracting the forecasted number of students. These efforts include coordinating grass-roots support, converting this support into state-specific legislative proposals, and managing advocacy efforts to ensure the adoption of enabling legislation. This process often takes multiple legislative sessions over several years.

Mr. Packard’s outstanding shares of restricted stock vest as follows, subject to his continued employment through the applicable vesting date:

•	72,765 shares vest over three years in quarterly installments starting on September 30, 2011;

•	22,500 shares vest semi-annually over a three-year period, with 20% vesting on the first anniversary of the date of grant of September 15, 2010 and 40% vesting in each of the next two years; and

•	9,000 shares vest in three semi-annual installments on July 13, 2011, January 13, 2012 and July 13, 2012.

(2)	Mr. Hawks’ unvested stock options vest in 12 equal installments on each August 5, November 5, February 5 and May 5, subject to Mr. Hawks’ continued employment through the applicable vesting date. Mr. Hawks’ outstanding restricted stock vests in equal installments on each of November 20, 2011, May 20, 2012, November 20, 2012 and May 20, 2013, subject to Mr. Hawks’ continued employment through the applicable vesting date.
(3)	Mr. Hughes’ unvested options are subject to time-based vesting and vest, subject to his continued employment through the applicable vesting date, as follows:

•	2,269 options with an exercise price of $17.46 per share vest every July 13, October 13, January 13 and April 13 through July 13, 2013;

•	2,187 options with an exercise price of $23.45 per share vest every August 21, November 21, February 21 and May 21 through August 21, 2012; and

•	4,902 options with an exercise price of $13.66 per share vest on July 3, 2011.

Mr. Hughes’ outstanding shares of restricted vest as follows, subject to his continued employment through the applicable vesting date:

•	10,800 vest semi-annually over a three-year period, with 20% vesting in the first year and 40% vesting in each of the next two years following the grant date of September 14, 2010; and

•	1,834 vest in three semi-annual installments on July 13, 2011, January 13, 2012 and July 13, 2012.

(4)	Mr. Davis’ unvested options are subject to time-based vesting and vest, subject to his continued employment through the applicable vesting date, as follows:

•	1,856 options with an exercise price of $17.46 per share vest every July 13, October 13, January 13 and April 13 through July 13, 2013; and

•	1,687 options with an exercise price of $23.45 per share vest every three months beginning on August 21, November 21, February 21 and May 21 through August 21, 2012.

Mr. Davis’ outstanding shares of restricted stock vest as follows, subject to his continued employment through the applicable vesting date:

•	10,800 vest semi-annually over a three-year period, with 20% vesting in the first year and 40% vesting in each of the next two years following the grant date of September 14, 2010; and

•	1,834 vest in three semi-annual installments on July 13, 2011, January 13, 2012 and July 13, 2012.

(5)	Ms. Stokes’ unvested options are subject to time-based vesting and vest, subject to her continued employment through the applicable vesting date, as follows:

•	2,269 options with an exercise price of $17.46 per share vest every July 13, October 13, January 13 and April 13 through July 13, 2013;

•	2,562 options with an exercise price of $23.45 per share vest every August 21, November 21, February 21 and May 21 through August 21, 2012;

•	828 options with an exercise price of $22.82 per share vest on July 3, 2011; and

•	1,839 options with an exercise price of $13.66 per share vest on July 3, 2011.

Ms. Stokes’ outstanding shares of restricted stock vest as follows, subject to her continued employment through the applicable vesting date:

•	10,800 vest semi-annually over a three-year period, with 20% vesting in the first year and 40% vesting in each of the next two years following the grant date of September 14, 2010; and

•	1,834 vest in three semi-annual installments on July 13, 2011, January 13, 2012 and July 13, 2012.

Option Exercises and Stock Vested

The following Option Exercises and Stock Vested table provides additional information about the value realized by the named executive officers on option award exercises and the vesting of restricted stock awards during the year ended June 30, 2011.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Ronald J. Packard	466,979	10,877,892	(4)	79,765	2,305,240
Harry T. Hawks	—	—		5,000	148,425
George B. Hughes, Jr.	79,561	1,159,204		2,117	64,678
Bruce J. Davis	—	—		2,117	64,678
Celia M. Stokes	27,500	544,778		2,117	64,678

(1)	Represents the gross number of shares of our common stock acquired upon exercise of vested options without taking into account any shares that may be withheld to cover option exercise price or applicable tax obligations.
(2)	Represents the value of exercised options calculated by multiplying (i) the gross number of shares of our common stock acquired upon exercise by (ii) the excess of per-share closing price of our common stock on the date of exercise over the exercise price of the option.
(3)	Represents the value of vested shares calculated by multiplying (i) the gross number of shares acquired on vesting by (ii) the closing price of our common stock on the date of vesting.
(4)	Amount shown represents Mr. Packard’s exercise of options granted to him prior to our initial public offering that were scheduled to expire in calendar years 2011 and 2012.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to amounts deferred by the named executive officers under our non-qualified deferred compensation plan, which is discussed in more detail above.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Ronald J. Packard	47,120	—	38,107	—	189,702
Harry T. Hawks	—	—	—	—	—
George B. Hughes, Jr.	—	—	—	—	—
Bruce J. Davis	—	—	—	—	—
Celia M. Stokes	—	—	—	—	—

(1)	The entire amount reported in this column is included within the amount reported in the “Salary” column of the Summary Compensation Table for 2011.
(2)	We do not make contributions to our non-qualified deferred compensation plan for the benefit of our named executive officers.

Potential Payments Upon Termination or Change in Control

The Company has employment agreements with each of our named executive officers that provide for severance payments and, in some cases, other benefits upon certain terminations of employment.

Employment Agreements

Effective as of September 27, 2010, we entered into an amended and restated employment agreement for Mr. Packard. This amended and restated agreement extended the term of Mr. Packard’s employment until September 30, 2014 (subject to the possibility of annual extensions thereafter), and provides for: (i) an initial annual base salary of $575,000 subject to annual review; (ii) an annual cash bonus to be awarded by the Board of Directors in its discretion with a target amount of 100% of his base salary but not to exceed 200% of his base salary; (iii) a grant of 145,530 shares of restricted stock, half of which immediately vested upon grant and half which vest in 12 equal quarterly installments commencing on September 30, 2011, subject to Mr. Packard’s continued employment with us on each applicable vesting date; (iv) the opportunity, based on achievement of certain performance goals established by the Board of Directors, to receive additional grants of restricted stock subject to time-based vesting conditions in subsequent years; (v) full vesting of all outstanding stock options and restricted stock upon a change in control of the Company; and (vi) severance upon a termination of Mr. Packard’s employment without cause or due to “constructive termination” (generally, a material reduction in Mr. Packard’s duties, responsibilities or title) in an amount equal to three times Mr. Packard’s base salary, 50% of which would be payable in a lump sum and 50% of which would be payable in installments over an 18-month period, and the extension of the exercise date for Mr. Packard’s outstanding vested stock options until the earlier of 180 days following such termination or the expiration of the option term (subject to earlier termination in the event of a change in control). As under Mr. Packard’s prior employment agreement, upon termination of Mr. Packard’s employment due to his death, his estate will receive salary continuation payments for 180 days following his death and a portion of his annual performance bonus based upon the date on which such termination occurs. The amended and restated agreement also provides that Mr. Packard is subject to restrictive covenants during the term of the agreement and for certain periods following termination of employment, including confidentiality restrictive covenants during the term and for three years following termination, intellectual property restrictive covenants during the term, and nonsolicitation and noncompetition restrictive covenants while Mr. Packard is employed by us and during the 18-month period thereafter. Early in fiscal year 2012, the Compensation Committee reviewed Mr. Packard’s annual salary based on his fiscal year 2011 performance and in relation to the salaries of chief executive officers in the Company’s peer group. As a result, the Compensation Committee recommended, and the Board of Directors subsequently approved, an increase in Mr. Packard’s base salary to $625,000.

Mr. Hawks’ employment agreement, effective as of May 5, 2010, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Hawks’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days after written notice from Mr. Hawks), or by us without “cause,” Mr. Hawks is entitled to 12 months of salary continuation, payable at the same time and in the same manner as such salary had been paid prior to termination. The agreement also provides that Mr. Hawks will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration. For fiscal year 2012, the Compensation Committee reviewed Mr. Hawks’ fiscal year 2011 performance and the salaries of similar executive officers in the Company’s peer group and approved an increase in base salary for Mr. Hawks to $432,000.

Mr. Hughes’ employment agreement, effective as of July 9, 2007, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Hughes’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days after written notice from Mr. Hughes or a reduction in base salary), or by us without “cause,” Mr. Hughes is entitled to 180 days of salary continuation, payable at the same time and in the same manner as such salary had been paid prior to termination. The agreement also provides that Mr. Hughes will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration. For fiscal year 2012, the Compensation Committee reviewed Mr. Hughes’ fiscal year 2011 performance and the salaries of similar executive officers in the Company’s peer group and approved an increase in base salary for Mr. Hughes to $330,000.

Mr. Davis’ employment agreement, effective as of January 3, 2007, provides for his employment with us on an “at-will” basis. Upon a termination of Mr. Davis’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 60 days, a reduction in base salary, a diminution or adverse change to title or the person to whom Mr. Davis reports prior to a change in control of the Company, a material diminution in authority, responsibilities or duties, a relocation of place of employment more than 25 miles from our headquarters, a material reduction in Mr. Davis’ compensation, assignment of a materially different title and responsibilities effectively demoting Mr. Davis, or if the employment agreement is not assumed by the successor within 90 days following a change in control of the Company), or by us without cause, Mr. Davis is entitled to 365 days of salary continuation. The agreement also provides that Mr. Davis will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration. For fiscal year 2012, the Compensation Committee reviewed Mr. Davis’ fiscal year 2011 performance and the salaries of similar executive officers in the Company’s peer group and approved an increase in base salary for Mr. Davis to $324,000.

Ms. Stokes’ employment agreement, effective as of March 20, 2006, provides for her employment with us on an “at-will” basis. Upon a termination of Ms. Stokes’ employment for “good reason” (generally, a material breach of the employment agreement by us that is not cured within 30 days), or by us without cause, Ms. Stokes’ employment agreement provides that she is entitled to 180 days of salary continuation although under the Company’s new severance policy, she would be eligible to receive nine months of salary continuation. The agreement also provides that Ms. Stokes will be subject to the terms of our Confidentiality, Proprietary Rights and Non-Solicitation Agreement which generally prohibits the unauthorized disclosure of our confidential information during and after the period of employment, ensures our right of ownership of any intellectual property developed during the period of employment, prohibits the solicitation of employees for one year following termination of employment and requires that any disputes regarding employment or termination of employment be subject to binding arbitration. For fiscal year 2012, the Compensation Committee reviewed Ms. Stokes’ fiscal year 2011 performance and the salaries of similar executive officers in the Company’s peer group and approved an increase in base salary for Ms. Stokes to $331,000.

Change in Control Arrangements

The stock option agreements for outstanding stock options generally provide for accelerated and full vesting of unvested stock options upon certain corporate events. These events include a sale of all or substantially all of our assets, a merger or consolidation that results in the Company’s stockholders immediately prior to the transaction owning less than 50% of our voting stock immediately after the transaction, and a sale of our outstanding securities that results in our stockholders immediately prior to the transaction owning less than 50% of our voting stock immediately after the transaction. In addition, upon the foregoing events, Mr. Packard’s outstanding shares of unvested restricted stock will become fully vested as of immediately prior to such event. Other than the foregoing, none of the named executive officers is entitled to any additional payments upon a change in control of the Company absent a termination resulting from the change in control.

Potential Value of Termination and Change in Control Benefits

The following table provides the dollar value of potential payments and benefits that each named executive officer would be entitled to receive upon certain terminations of employment and upon a change in control of the Company, assuming that the termination or change in control occurred on June 30, 2011, and the price per share of our Common Stock subject to the stock options equaled $33.14, the value of one share of our Common Stock on June 30, 2011. For a discussion of our analysis of the fair market value of our Common Stock, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates — Accounting for Stock-based Compensation” of our Annual Report on Form 10-K for the year ended June 30, 2011.

Name	Payment	Death	Without Cause	Good Reason	Change in Control	Disability
Ronald J. Packard	Salary continuation Target bonus payment Option vesting Restricted stock vesting	$283,562	$1,725,000	$1,725,000	—	—
		—	—	—	—	$575,000	(1)
		3,725,337	3,725,337	3,725,337	$3,725,337	3,725,337
		3,455,342	3,455,342	3,455,342	3,455,342	3,455,342
Harry T. Hawks	Salary continuation Option vesting Restricted stock vesting	—	400,000	400,000	—	—
		—	—	—	716,250	—
		662,800	662,800	—	—	662,800
George B. Hughes, Jr.	Salary continuation Option vesting Restricted stock vesting	—	148,067	148,067	—	—
		—	—	—	521,650	—
		418,691	418,691	—	—	418,691
Bruce J. Davis	Salary continuation Option vesting Restricted stock vesting	—	309,000	309,000	—	—
		—	—	—	343,730	—
		418,691	418,691	—	—	418,691

Name	Payment	Death	Without Cause	Good Reason	Change in Control	Disability
Celia M. Stokes	Salary continuation Option vesting Restricted stock vesting	—	222,140	222,140	—	—
		—	—	—	488,697	—
		418,691	418,691	—	—	418,691

(1)	Represents 100% of the pro-rata disability payment on the last day of the fiscal year.

Director Compensation for Fiscal Year 2011

We have adopted a Directors Compensation Plan under which our non-employee directors receive an annual cash retainer, fees for attending Board of Directors and committee meetings and annual restricted stock awards. Mr. Packard, our Chief Executive Officer, receives no additional compensation for his service on our Board of Directors. Pursuant to the terms of the Directors Compensation Plan, the Chairman of the Board of Directors and the Chairman of the Audit Committee each receive an annual cash retainer of $60,000 and all other non-employee directors receive annual cash retainers of $40,000. Non-employee directors also receive an annual restricted stock award with a number of shares being equal to $60,000 of our Common Stock as of the grant date, and which vest in equal annual installments over a period of three years. In addition, the Chairman of the Board and each committee chairman receive $2,500 per Board of Directors meeting attended, and $1,500 per committee meeting attended with the exception of the Chairman of the Board and the Chairman of the Audit Committee who receive $2,500 per committee meeting. The remaining non-employee members of the Board of Directors receive $1,500 per Board of Directors or committee meeting attended.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)	Option Awards(1)	Total
Andrew H. Tisch(2)	$97,500	$59,976	$—	$157,476
Craig R. Barrett(3)	34,826	75,417	—	110,243
Guillermo Bron(4)	59,000	59,976	—	118,976
Nathaniel A. Davis(5)	65,500	59,976	—	125,476
Steven B. Fink(6)	92,500	59,976	—	152,476
Mary H. Futrell(7)	56,500	59,976	—	116,476
Jon Q. Reynolds(8)	8,643	—	—	8,643
Jane M. Swift(9)	64,500	59,976	—	124,476
Thomas J. Wilford(10)	27,500	—	—	27,500

(1)	These columns represent the aggregate grant date fair values of stock awards and stock options computed in accordance with FASB ASC Topic 718. For additional information, including information regarding the assumptions used when valuing the stock options, refer to note 10 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.
(2)	For fiscal year 2011, Mr. Tisch received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Mr. Tisch held 4,068 unvested restricted shares and options to purchase 56,212 shares of Common Stock, consisting of 10,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; 9,803 granted on May 17, 2007; 9,803 granted on April 27, 2006; 9,803 granted on March 24, 2005; and 9,803 granted on March 31, 2004.
(3)	For fiscal year 2011, Mr. Barrett received a pro-rata award of 533 shares of restricted stock upon becoming a director in September 2010, and his annual award of 2,040 shares of restricted stock January 2011. The shares vest in equal installments on an annual basis over a period of three years. As of June 30, 2011, Mr. Barrett held 2,396 unvested restricted shares.
(4)	For fiscal year 2011, Mr. Bron received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Mr. Bron held 4,068 unvested restricted shares and options to purchase 16,450 shares of Common Stock consisting of 7,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; and 2,450 on July 3, 2007.

(5)	For fiscal year 2011, Mr. Davis received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Mr. Davis held 4,068 unvested restricted shares and options to purchase 2,500 shares of Common Stock granted on July 13, 2009.
(6)	For fiscal year 2011, Mr. Fink received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Mr. Fink held 4,068 unvested restricted shares and options to purchase 43,409 shares of Common Stock, consisting of 7,000 granted on May 7, 2009; 7,000 granted on February 8, 2008; 9,803 granted on May 17, 2007; 9,803 granted on April 27, 2006; and 9,803 granted on March 31, 2004.
(7)	For fiscal year 2011, Dr. Futrell received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Dr. Futrell held 4,068 unvested restricted shares and options to purchase 11,838 shares of Common Stock, consisting of 5,000 granted on May 7, 2009; 5,000 granted on February 8, 2008; and 1,838 granted on August 15, 2007.
(8)	For fiscal year 2011, Mr. Reynolds received no awards of restricted stock or stock options.
(9)	For fiscal year 2011, Ms. Swift received an award of 2,040 shares of restricted stock that vests in equal installments on an annual basis over a period of three years. As of June 30, 2011, Ms. Swift held 4,068 unvested restricted shares and options to purchase 4,375 shares of Common Stock, consisting of 2,500 granted on May 7, 2009 and 1,875 granted on August 21, 2008. Ms. Swift resigned from the Board of Directors effective July 29, 2011.
(10)	For fiscal year 2011, Mr. Wilford received no awards of restricted stock or stock options. Mr. Wilford resigned from the Board of Directors effective December 16, 2010.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2011, there were no interlocking relationships existing between members of our Board of Directors and our Compensation Committee and members of the Board of Directors or the compensation committee of any other company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based on its review and discussion with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2011 Proxy Statement included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011; as amended and filed in a Form 10-K/A. This report is provided by the following independent directors, who comprise the Compensation Committee:

Nathaniel A. Davis (Chairman)
Mary H. Futrell
Jon Q. Reynolds, Jr.
Andrew H. Tisch

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

The following table sets forth, as of November 10, 2011, certain information with respect to the beneficial ownership of Common Stock, plus any shares of Series A Special Stock of the Company, par value $0.0001 per share (the “Series A Special Stock”), by each beneficial owner of more than 5% of the Company’s voting securities (based solely on review of filings with the SEC), each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of November 10, 2011, 36,290,874 shares of our Common Stock and 2,750,000 shares of Series A Special Stock convertible into 2,750,000 shares of Common Stock were issued and outstanding.

Unless otherwise noted, the address for each director and executive officer is c/o K12 Inc., 2300 Corporate Park Drive, Herndon, VA 20171.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Named Executive Officers
Ronald J. Packard(2)	1,361,667	3.65%
Harry T. Hawks(3)	73,794	*
Bruce J. Davis(4)	64,908	*
George B. Hughes, Jr.(5)	41,683	*
Celia M. Stokes(6)	90,296	*
Directors
Andrew H. Tisch(7)	384,899	1.06%
Craig R. Barrett(8)	2,573	*
Guillermo Bron(9)	104,631	*
Nathaniel A. Davis(10)	6,487	*
Steven B. Fink(11)	106,619	*
Mary H. Futrell(12)	15,669	*
Jon Q. Reynolds, Jr.(13)	4,000,000	11.02%
All Directors and Executive Officers as a Group (12 persons)(14)	2,253,226	17.23%
Beneficial Owners of 5% or More of Our Outstanding Common Stock
Learning Group LLC(15)	7,482,874	19.17%
Technology Crossover Ventures(16)	4,000,000	11.02%
William Blair & Co.(17)	2,137,107	5.89%
T. Rowe Price(18)	2,041,186	5.62%

*	Denotes less than 1%.
(1)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by the stockholder. The number of shares beneficially owned by a person includes shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of November 10, 2011 and not subject to repurchase as of that date. Shares issuable pursuant to options are deemed outstanding for calculating the percentage ownership of the person holding the options but are not deemed outstanding for the purposes of calculating the percentage ownership of any other person.
(2)	Includes 390,009 shares of Common Stock and options for 971,658 shares of Common Stock. These totals include both shares and options held individually and in the 2006 Packard Investment Partnership, L.P.
(3)	Includes 40,444 shares of Common Stock and options for 33,350 shares of Common Stock.
(4)	Includes 26,265 shares of Common Stock and options for 38,643 shares of Common Stock.
(5)	Includes 27,869 shares of Common Stock and options for 13,814 shares of Common Stock.
(6)	Includes 29,326 shares of Common Stock and options for 60,970 shares of Common Stock.
(7)	Includes 14,883 shares of Common Stock and options for 53,712 shares of Common Stock held individually. Also includes 244,882 shares of Common Stock held by Andrew H. Tisch 1991 Trust #2, 35,711 shares of Common Stock held by KAL Family Partnership and 35,711 shares of Common Stock held by KSC Family Partnership. Mr. Tisch has voting and investment control with respect to the shares held by these entities. The address of these stockholders is c/o Loews Corporation, 667 Madison Avenue, 7th Floor, New York, NY 10021.
(8)	Includes 2,573 shares of Common Stock. The address for Dr. Barrett is 5000 West Chandler Boulevard, Mailstop CH7-300, Chandler, AZ 85226.
(9)	Includes 5,081 shares of Common Stock and options for 14,700 shares of Common Stock held individually. Also includes 84,850 shares of Common Stock held by The Bron Trust, dated July 27, 1998. Mr. Bron is not the trustee of The Bron Trust, however, he is the beneficiary of The Bron Trust and, therefore, is deemed to beneficially own such shares. Mr. Bron disclaims beneficial ownership of the shares held by The Bron Trust except to the extent of his pecuniary interest, if any, therein. The address for Mr. Bron is 1901 Avenue of the Stars #1025, Los Angeles, CA 90067.

(10)	Includes 5,081 shares of Common Stock and options for 1,406 shares of Common Stock. The address for Mr. Davis is 2300 Corporate Park Drive, Herndon, VA 20171.
(11)	Includes 64,960 shares of Common Stock and options for 41,659 shares of Common Stock held by the S&C Fink Living Trust. Mr. Fink has voting and investment control with respect to the shares held by this entity. The address for Mr. Fink is 2300 Corporate Park Drive, Herndon, VA 20171.
(12)	Includes 5,081 shares of Common Stock and options for 10,588 shares of Common Stock. The address for Dr. Futrell is 2300 Corporate Park Drive, Herndon, VA 20171.
(13)	Includes shares held by Technology Crossover Ventures, as set forth in note (16) below.
(14)	Includes 5,012,726 shares of Common Stock and options for 1,240,500 shares of Common Stock.
(15)	The aggregate beneficial ownership amount is presented for these purposes on the basis of the maximum number of shares beneficially owned by all of the members of the filing group. Includes 4,665,083 shares of Common Stock held by Learning Group LLC, 4,374 shares of Common Stock held by Knowledge Universe Learning Group LLC, 1,522 shares of Common Stock held by Hampstead Associates, LLC and 61,895 shares held directly by Lowell J. Milken. Knowledge Universe Learning Group LLC may be deemed to be a controlling person of Learning Group LLC and in such capacity may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by Learning Group LLC. Ridgeview Associates, LLC is the manager and a member of Hampstead Associates, LLC and in such capacity may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by Hampstead Associates, LLC. From and after the Series A Shareholder Approval which occurred on January 27, 2011, this number includes 2,750,000 shares of Series A Special Stock, which at the time of conversion would become 2,750,000 shares of Common Stock. Each of the entities named in this footnote may be deemed to be controlled by Michael R. Milken and/or Lowell J. Milken and as such, Michael R. Milken and/or Lowell J. Milken may be deemed to have the power to exercise investment and voting control over, and to share in the beneficial ownership of, the shares beneficially owned by these entities. The above information is based on publicly available filings with the SEC, including the Schedule 13D/A filed on March 1, 2011. The address for Messrs. M. Milken, L. Milken, Learning Group LLC, Learning Group Partners, Cornerstone Financial Group LLC, Knowledge Industries LLC, Knowledge Universe Learning Group LLC, Hampstead Associates, LLC, and Ridgeview Associates, LLC is 1250 Fourth Street, Santa Monica, CA 90401.
(16)	The aggregate beneficial ownership amount is presented for these purposes on the basis of the maximum number of shares beneficially owned by all of the members of the filing group. Includes 2,617,727 shares of Common Stock held by TCV VII, L.P. (“TCV VII”), 1,359,447 shares of Common Stock held by TCV VII (A), L.P. (“TCV VII (A)”) and 22,826 shares of Common Stock held by TCV Member Fund, L.P. (“Member Fund” and collectively, with TCV VII and TCV VII (A), the “TCV Funds”). The TCV Funds are organized as “blind pool” partnerships in which the limited partners have no discretion over investment or sale decisions, are not able to withdraw from the TCV Funds, except under exceptional circumstances, and generally participate ratably in each investment made by the TCV Funds. Technology Crossover Management VII, L.P. (“TCM VII”) is the direct general partner of TCV VII and TCV VII (A). Technology Crossover Management VII, Ltd. (“Management VII”) is the direct general partner of TCM VII, the ultimate general partner of TCV VII and TCV VII (A), and a general partner of Member Fund. Jon Q. Reynolds, Jr., a director of the Company and a Class A Director of Management VII, together with nine other individual Class A Directors of Management VII, (collectively, the “Management VII Members”), share voting and dispositive power with respect to the shares beneficially owned by the TCV Funds. Mr. Reynolds and each of the Management VII Members are also limited partners of TCM VII and Member Fund. Management VII, TCM VII, and each of the Management VII Members disclaim beneficial ownership of any shares held by the TCV Funds except to the extent of their respective pecuniary interests. The address for Technology Crossover Ventures is 528 Ramona Street, Palo Alto, CA 94301.
(17)	Based solely on publicly available filings with the SEC, including the Schedule 13G/A filed on February 8, 2011. The address for William Blair & Co. is 222 West Adams Street, 34th Floor, Chicago, IL 60606.
(18)

Based solely on publicly available filings with the SEC, including the Schedule 13G/A filed on February 10, 2011. The address for T. Rowe Price is 100 East Pratt Street, Baltimore, MD 21202. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price

Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

The information required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of our Form 10-K for the fiscal year ended June 30, 2011, as filed on October 7, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related-Party Transactions

We recognize that related-party transactions present a heightened risk of conflicts of interest and have adopted a policy to which all related-party transactions shall be subject. Pursuant to the policy, the Audit Committee of our Board of Directors, or in the case of a transaction in which the aggregate amount is, or is expected to be, in excess of $250,000, the Board of Directors, will review the relevant facts and circumstances of all related-party transactions, including, but not limited to: (i) whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; and (ii) the extent of the related party’s interest in the transaction. Pursuant to the policy, no director, including the Chairman of the Audit Committee may participate in any approval of a related-party transaction to which he or she is a related party. The Board of Directors or Audit Committee, as applicable, will then, in its sole discretion, either approve or disapprove the transaction.

Certain types of transactions, which would otherwise require individual review, have been pre-approved by the Audit Committee. These types of transactions include, for example: (i) compensation to an officer or director where such compensation is required to be disclosed in our proxy statement; (ii) transactions where the interest of the related party arises only by way of a directorship or minority stake in another organization that is a party to the transaction; and (iii) transactions involving competitive bids or fixed rates. Additionally, pursuant to the terms of our related-party transaction policy, all related-party transactions are required to be disclosed in our applicable filings as required by the Securities Act of 1933 and the Exchange Act and related rules. Furthermore, any material related-party transactions are required to be disclosed to the full Board of Directors. In connection with becoming a public company, we established internal policies relating to disclosure controls and procedures, which include policies relating to the reporting of related-party transactions that must be pre-approved under our related-party transactions policy.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Compensation Discussion and Analysis — Employment Agreements.”

Arrangements with a Beneficial Holder of More than 5% of our Capital Stock

In July 2010, we acquired all of the stock of KC Distance Learning, Inc. (KCDL), a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings LLC is wholly-owned by Learning Group, LLC, a related party. Learning Group LLC is a beneficial holder of more than 5% of our capital stock. Also, for the year ended June 30, 2011, we purchased services and assets in the amount of $1.3 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is wholly-owned by Learning Group, LLC. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. in the amount of $0.5 million as of June 30, 2011.

Director Independence

Our Board of Directors has affirmatively determined that each of our directors, with the exception of Mr. Packard, is “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE. Under the regulations of the U.S. Securities and Exchange Commission, or SEC, each of our directors, with the exception of Mr. Reynolds, is independent and eligible to be a member of the Audit Committee. Mr. Packard is not independent because he is one of our executive officers. If the nominees for the Board of Directors are duly elected at the Annual Meeting, then each of our directors other than Mr. Packard will serve as an independent director on our Board of Directors as the term is defined in applicable rules of the NYSE. Our Board of Directors has a non-executive chairman, Mr. Tisch, who presides over the executive sessions of the non-management directors. Furthermore, our Board of Directors has adopted Corporate Governance Guidelines which are available on our web site at www.K12.com.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees and expenses billed to us by BDO USA for fiscal years 2010 and 2011:

	2010	2011
Audit Fees	$865,000	$1,477,000
Audit-Related Fees	—	$70,000
Tax Fees	—	—
All Other Fees	—	—

Total	$865,000	$1,547,000

Audit Fees are for professional services for the Company’s annual audit, including the audit of internal control over financial reporting for fiscal years 2010 and 2011, reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. Audit-related fees in fiscal year 2011 are for professional services associated with merger and acquisition activities and SEC filings that include pro forma financial statements of acquired entities.

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors in that, under the Audit Committee charter, all auditor engagements must be approved in advance by the Audit Committee. All of the services provided to the Company by BDO USA during fiscal years 2010 and 2011 were pre-approved by the Audit Committee.

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
Ronald J. Packard
Chief Executive Officer

Date: December 8, 2011

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