Form 10-Q/A
period 2011-09-30
K12 INC
filed 2011-12-09
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

The Securities and Exchange Commission has adopted rules requiring companies to provide financial statement information in XBRL (eXtensible Business Reporting Language). This Amendment No. 2 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2011 (the “10-Q Report”) is being filed solely to furnish Exhibit 101 XBRL interactive data files in accordance with Rule 405(a)(2) of Regulation S-T. This amendment does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed on November 14, 2011 and amended on November 15, 2011 and does not otherwise reflect events occurring after such original filing and amendment of the 10-Q Report. This is the first year of XBRL compliance for K12 Inc. and as this is our initial XBRL submission, we are using the 30-day grace period allowed for such filings.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

(a)	Exhibits.

Number	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101**	The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Previously included in our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 filed with the SEC on November 15, 2011.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

/s/ RONALD J. PACKARD
Name:	Ronald J. Packard
Title:	Chief Executive Officer

Date: December 9, 2011