Form 10-Q
period 2011-12-31
K12 INC
filed 2012-02-09
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 1, 2012 the Registrant had 36,400,515 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2011

1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$133,872	$193,099
Restricted cash and cash equivalents	1,501	1,501
Accounts receivable, net of allowance of $2,501 and $1,777 at December 31, 2011 and June 30, 2011, respectively	197,096	96,235
Inventories, net	20,203	30,554
Current portion of deferred tax asset	8,050	7,175
Prepaid expenses	13,825	10,424
Other current assets	14,537	9,111

Total current assets	389,084	348,099
Property and equipment, net	60,297	46,625
Capitalized software development costs, net	27,302	24,386
Capitalized curriculum development costs, net	56,249	55,619
Intangible assets, net	38,993	38,291
Goodwill	62,404	55,627
Investment in Web International	10,000	10,000
Deposits and other assets	3,297	3,448

Total assets	$647,626	$582,095

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$20,249	$21,176
Accrued liabilities	17,011	14,126
Accrued compensation and benefits	13,662	13,086
Deferred revenue	52,154	21,907
Current portion of capital lease obligations	15,467	11,914
Current portion of notes payable	1,129	1,443

Total current liabilities	119,672	83,652
Deferred rent, net of current portion	5,294	4,698
Capital lease obligations, net of current portion	16,569	8,552
Notes payable, net of current portion	1,543	2,299
Deferred tax liability	15,283	9,604
Other long term liabilities	3,160	3,343

Total liabilities	161,521	112,148

Commitments and contingencies
Redeemable noncontrolling interest	17,200	17,200

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,382,947 and 35,927,452 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	4	4
Additional paid-in capital	519,487	512,181
Series A Special Stock, par value $0.0001; 2,750,000 issued and outstanding at December 31, 2011 and June 30, 2011	63,112	63,112
Accumulated other comprehensive income	134	28
Accumulated deficit	(117,938)	(126,704)

Total K12 Inc. stockholders’ equity	464,799	448,621
Noncontrolling interest	4,106	4,126

Total equity	468,905	452,747

Total liabilities, redeemable noncontrolling interest and equity	$647,626	$582,095

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Revenues	$166,500	$129,002	$359,830	$263,873

Cost and expenses
Instructional costs and services	100,877	76,195	208,455	151,277
Selling, administrative, and other operating expenses	50,957	35,177	122,217	85,675
Product development expenses	7,574	3,435	13,798	7,346

Total costs and expenses	159,408	114,807	344,470	244,298

Income from operations	7,092	14,195	15,360	19,575
Interest expense, net	(236)	(366)	(457)	(663)

Income before income tax expense and noncontrolling interest	6,856	13,829	14,903	18,912
Income tax expense	(2,976)	(6,119)	(6,673)	(9,050)

Net income — K12 Inc.	3,880	7,710	8,230	9,862
Add net loss attributable to noncontrolling interest	285	129	536	175

Net income attributable to common stockholders, including Series A stockholders	$4,165	$7,839	$8,766	$10,037

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.11	$0.24	$0.23	$0.30

Diluted	$0.11	$0.23	$0.23	$0.30

Weighted average shares used in computing per share amounts:
Basic	35,755,685	30,565,683	35,692,761	30,454,724

Diluted	35,976,779	31,128,286	36,009,878	31,094,840

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	Common Stock		K12 Inc Stockholders
			Common Stock - Series A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	$4,126	$452,747
Net income (loss)(1)							8,766	(20)	8,746
Foreign currency translation adjustments						106			106

Comprehensive Income									8,852
Stock based compensation expense					4,724				4,724
Exercise of stock options	179,048				2,760				2,760
Excess tax benefit from stock-based compensation					1,232				1,232
Issuance of restricted stock awards	325,637				—				—
Forfeiture of restricted stock awards	(30,806)				—				—
Accretion of redeemable noncontrolling interests to estimated redemption value					(517)				(517)
Retirement of restricted stock for tax withholding	(18,384)				(580)				(580)
Registration expenses for shares issued in private placement	—	—	—	—	(313)	—	—	—	(313)

Balance, December 31, 2011	36,382,947	$4	2,750,000	$63,112	$519,487	$134	$(117,938)	$4,106	$468,905

(1)

Net income (loss) attributable to noncontrolling interests excludes $(0.5) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$8,230	$9,862
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization expense	27,668	19,512
Stock based compensation expense	4,724	5,399
Excess tax benefit from stock based compensation	(1,232)	(1,308)
Deferred income taxes	6,433	8,027
Provision for doubtful accounts	329	282
Provision for inventory obsolescence	9	737
Provision for student computer shrinkage and obsolescence	393	19
Changes in assets and liabilities:
Accounts receivable	(100,765)	(61,629)
Inventories	10,341	9,349
Prepaid expenses	(3,400)	2,971
Other current assets	(5,199)	(3,001)
Deposits and other assets	151	(20)
Accounts payable	(928)	(3,127)
Accrued liabilities	2,885	2,764
Accrued compensation and benefits	575	(5,766)
Deferred revenue	29,906	18,845
Cash invested in restricted cash and cash equivalents	—	1,843
Deferred rent and other long term liabilities	413	2,308

Net cash (used in)/provided by operating activities	(19,467)	7,067

Cash flows from investing activities
Purchase of property, equipment and software development costs	(14,902)	(13,297)
Capitalized curriculum development costs	(6,469)	(6,961)
Purchase of AEC, net of cash acquired of $3,841	—	(24,542)
Cash advanced for AEC performance escrow	—	(6,825)
Cash paid for investment in Web	—	(10,000)
Cash paid for other investment	—	(2,040)
Purchase of Kaplan/Insight Assets	(12,641)	—

Net cash used in investing activities	(34,012)	(63,665)

Cash flows from financing activities
Repayments on capital lease obligations	(7,884)	(7,303)
Repayments on notes payable	(1,069)	(930)
Borrowings from line of credit	—	15,000
Proceeds from exercise of stock options	2,760	2,911
Excess tax benefit from stock based compensation	1,232	1,308
Repurchase of restricted stock for income tax withholding	(580)	(1,020)
Payment of stock registration expense	(313)	—

Net cash (used in)/provided by financing activities	(5,854)	9,966

Effect of foreign exchange rate changes on cash and cash equivalents	106	38

Net change in cash and cash equivalents	(59,227)	(46,594)
Cash and cash equivalents, beginning of period	193,099	81,751

Cash and cash equivalents, end of period	$133,872	$35,157

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc., and its subsidiaries (K12 or the Company), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, we have invested approximately $260 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual public school and hybrid school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a personal computer and provides management services to the school. The Company is also expanding its offering of foreign languages with Middlebury Interactive Languages, our joint venture with Middlebury College. The Company increased its international presence by taking a 20% ownership interest in The Web International Education Group, Ltd., a company providing English instruction to young adults in China, and we also currently serve the post-secondary market through Capital Education LLC, a provider of online services to post-secondary institutions (Capital Education). During fiscal year 2012, the Company manages schools in 29 states, including Tennessee and Louisiana, which were added in fiscal year 2012, and the District of Columbia. In addition, the Company sells access to its online curriculum and offline learning kits directly to individual consumers. We provide services through our institutional sales to customers in all 50 states.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, the condensed consolidated statements of operations for the three months and six months ended December 31, 2011 and 2010, the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2010, and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2011, the results of operations for the three and six months ended December 31, 2011 and 2010, cash flows for the six months ended December 31, 2011 and 2010 and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2011. The results of the three and six month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending June 30, 2012 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual reports on Form 10-K filed on October 7, 2011 and Form 10-K/A filed on December 8, 2011, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2011.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual public schools, hybrid schools, traditional schools, school districts, public charter schools and private schools. In addition to providing the curriculum, books and materials under the virtual public school and hybrid school contracts from which most of the Company’s revenue is derived, the Company is responsible for all aspects of the management of those schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues.

Where it has been determined that the Company is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605 — Revenue Recognition. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with virtual public schools and hybrid schools which include multiple elements. These elements include providing, in accordance with the policy of the governing body of the managed school, each of a school’s students with access to the Company’s online school and the online component of lessons; offline learning kits which include books and materials designed to complement and supplement the online lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher and; all management and technology services required to operate a virtual public school or hybrid school. In certain managed school contracts, our revenue is determined directly by per enrollment funding. As our services are performed over the fiscal year, we generally earn and recognize revenues ratably over that period.

The Company has determined that the elements of our contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within our multiple-element contracts do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for revenues received under multiple element arrangements as a single unit of accounting. We recognize the entire arrangement based upon the approximate rate at which we incur the costs associated with each element.

Under contracts with schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual public schools or hybrid schools as reflected on their financial statements. The costs include Company charges to the schools. The fact that a school has an operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract nor does it mean that K12 will lose money in that year, however, a school operating loss may reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s recognized revenues reflect this reduction. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

periodically reviews its estimates of full year school revenues and full year school operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses. However, there are some situations where funding estimates are recorded into the next fiscal year.

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

Revenue from the licensing of curriculum under subscription arrangements where AEC provides online access to curriculum is recognized on a ratable basis over the subscription period starting the later of the first day of the subscription period or when all revenue recognition criteria identified above have been met. Revenue from the licensing of curriculum under subscription and non-cancelable perpetual arrangements where AEC is not providing access via hosting services is recognized when all revenue recognition criteria have been met. Revenue from professional and support services include consulting and training services, which are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access to curriculum for 12 or 24 months via the Company’s Web site. The Company recognizes these revenues pro rata over the maximum term of the customer contract, which is either 12 or 24 months. Revenues from associated offline learning kits are recognized upon shipment.

During the three months ended December 31, 2011, we had contracts with two schools that individually represented approximately 8% of revenues, although no school accounted for more than 10% of revenues. During the three months ended December 31, 2010, we had contracts with two schools that represented approximately 8% and 7% of revenues. Approximately 9% and 12% of accounts receivable was attributable to a contract with one school as of December 31, 2011 and June 30, 2011, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of schoolbooks and curriculum materials, a majority of which are supplied to virtual public schools and hybrid schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was unchanged at $2.9 million as of December 31, 2011 and June 30, 2011.

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

Redeemable Noncontrolling Interests

Noncontrolling interests in subsidiaries that are redeemable for cash or other assets and outside of the Company’s control are classified outside of permanent equity at fair value. The redeemable noncontrolling interests will be adjusted to their fair value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Goodwill and Intangibles

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350 — Intangibles — Goodwill and Other Finite-lived intangible assets, and include trade names and noncompete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

During the first half of 2012, the Company’s goodwill increased by approximately $6.7 million due to its acquisition of certain assets of Kaplan Virtual Education and Insight Schools (Kaplan/Insight Assets) a subsidiary of Kaplan, Inc (see Note 10). The Company also recorded approximately $4.3 million in finite-lived intangibles related to the acquisition of certain Kaplan/Insight Assets. The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test was not performed during the first or second quarter of 2012. The Company intends to complete its annual goodwill impairment test as of May 31, 2012.

The following table represents goodwill additions during the six months ended December 31, 2011:

($ in millions)	Amount
Rollforward of Goodwill
Balance as of June 30, 2011	$55.6
Acquisition of certain assets	6.7
Other adjustments	0.1

Balance as of December 31, 2011	$62.4

The following table represents the balance of intangible assets as of December 31, 2011 and June 30, 2011:

Intangible Assets:

	December 31, 2011			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(2.3)	$21.7	$23.3	$(1.6)	$21.7
Customer and distributor relationships	18.9	(2.8)	16.1	16.5	(1.3)	15.2
Developed technology	1.5	(0.6)	0.9	1.5	(0.4)	1.1
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$44.9	$(5.9)	$39.0	$41.8	$(3.5)	$38.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment for the quarter ended December 31, 2011 and the year ended June 30, 2011.

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

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, and short and long term debt approximate their fair values. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form a new entity, Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (“put right”). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right. The Company has recorded its investment in Web International Education Group, Ltd. (Web) as an available for sale debt security in accordance with ASC 320 Investments — Debt and Equity Securities because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. The fair value reflects management’s best estimate of the investment in Web.

The following table summarizes certain fair value information at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	—	—	$17,200
Investment in Web International Education Group	$10,000	—	—	$10,000

Total	$27,200	—	—	$27,200

The following table summarizes certain fair value information at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	—	—	$17,200
Investment in Web International Education Group	$10,000	—	—	$10,000

Total	$27,200	—	—	$27,200

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Six Months Ended December 31, 2011
Description	Fair Value June 30, 2011	Purchases, Issuances, and Settlements	Unrealized Gains/(Losses)	Fair Value December 31, 2011
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	—	—	$17,200
Investment in Web International Education Group	$10,000	—	—	$10,000

Total	$27,200	—	—	$27,200

The fair value of the investment in Web as of December 31, 2011 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm as of June 30, 2011. As of December 31, 2011 the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock awards. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes, are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in our consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260 Participating Securities and the Two-Class Method under FASB Statement No. 128. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible, or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income — K12	$4,165	$7,839	$8,766	$10,037
Amount allocated to participating Series A stockholders	$(297)	$(647)	$(627)	$(784)

Income available to common stockholders — basic	$3,868	$7,192	$8,139	$9,253

Weighted average common shares — basic historical	35,755,685	30,565,683	35,692,761	30,454,724

Basic net income per share	$0.11	$0.24	$0.23	$0.30

Dilutive earnings per share computation:
Net income — K12	$4,165	$7,839	$8,766	$10,037
Amount allocated to participating Series A stockholders	$(297)	$(647)	$(627)	$(784)

Income available to common stockholders — diluted	$3,868	$7,192	$8,139	$9,253

Share computation:
Weighted average common shares — basic historical	35,755,685	30,565,683	35,692,761	30,454,724
Effect of dilutive stock options and restricted stock awards	221,093	562,603	317,117	640,116

Weighted average common shares outstanding — diluted	35,976,779	31,128,286	36,009,878	31,094,840

Diluted net income per share	$0.11	$0.23	$0.23	$0.30

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial condition and results of operations, as it only requires a change in the format of presentation.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The provision for income taxes is based on earnings reported in the unaudited condensed consolidated financial statements. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the quarter ended December 31, 2011 and 2010, the Company’s effective income tax rate was 43.4% and 44.2%, respectively. For the six months ended December 31, 2011 and 2010, the Company’s effective income tax rate was 44.8% and 47.9%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

5.	Long-term Obligations

Capital Leases

As of December 31 and June 30, 2011, computer equipment under capital leases are recorded at a cost of $81.7 million and $61.2 million, respectively, and accumulated depreciation of $51.9 million and $43.7 million, respectively. Borrowings under lease lines had interest rates ranging from 2.62% to 6.24% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding.

The Company’s current lease line of credit with PNC Equipment Finance, LLC (“PNC”) expires in August 2012. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15.

Notes Payable

The Company has purchased computer software licenses and maintenance services through unsecured notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. There are no covenants associated with these notes payable arrangements. The balance of notes payable at December 31 and June 30, 2011 was $2.7 million and $3.7 million, respectively.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following is a summary as of December 31, 2011 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

December 31,	Capital Leases	Notes Payable	Total
2012	$16,196	$1,178	$17,374
2013	$11,212	$1,571	$12,783
2014	$5,706	$—	$5,706
Thereafter	$44	$—	$44

Total minimum payments	$33,158	$2,749	$35,907
Less amount representing interest (imputed average capital lease interest rate of 3.7%)	$(1,122)	$(77)	$(1,199)

Net minimum payments	$32,036	$2,672	$34,708
Less current portion	$(15,467)	$(1,129)	$(16,596)

Present value of minimum payments, less current portion	$16,569	$1,543	$18,112

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. As of December 31 and June 30, 2011, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

7.	Stock Option Plan

Stock Options

Stock option activity during the six months ended December 31, 2011 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	2,765,729	$19.23
Granted	212,986	$27.26
Exercised	(179,048)	$15.53
Forfeited or canceled	(55,811)	$23.70

Outstanding, December 31, 2011	2,743,856	$20.01	4.33	$5,025

Stock options exercisable at December 31, 2011	1,888,325	$18.88	3.56	$4,706

The total intrinsic value of options exercised during the six months ended December 31, 2011 was $3.2 million. The weighted-average grant date fair value of options granted during the six months ended December 31, 2011 was $11.75.

As of December 31, 2011, there was $7.0 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.3 years. During the six months ended December 31, 2011 and December 31, 2010, the Company recognized $2.2 million and $2.6 million, respectively of stock based compensation expense related to stock options.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2011 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2011	444,151	$23.62
Granted	325,637	$26.88
Vested	(85,426)	$22.66
Forfeited or canceled	(30,806)	$27.05

Nonvested, December 31, 2011	653,556	$25.21

As of December 31, 2011, there was $11.0 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the six months ended December 31, 2011 was $1.9 million. During the six months ended December 31, 2011 and December 31, 2010, the Company recognized $2.5 million and $2.8 million, respectively of stock based compensation expense related to restricted stock awards.

8.	Related Party

For the six months ended December 31, 2011, the Company purchased services and assets in the amount of $0.4 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. in the amount of $0.4 million as of December 31, 2011.

During the three months ended December 31, 2011, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

9.	Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against the Company’s subsidiary, KC Distance Learning, Inc., in the United States District Court for the Western District of Washington, Axtman, et al. v. KC Distance Learning, Inc,. Case No. C10-01022-JLR. On August 31, 2010, the plaintiffs amended their complaint to add K12 as a co-defendant in this matter Aventa et. al. v. K12 Inc., et. al. Case No. C10-01022-JLR, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 or KCDL for any liability, including rescission. On November 10, 2011, the parties reached a settlement agreement in principle, which includes a full release of all claims against K12 Inc., and the Company made no financial contributions towards the settlement. On January 9, 2012, the court dismissed with prejudice all the asserted claims in this lawsuit.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On January 10, 2012, the Company filed its motion to dismiss IpLearn’s amended complaint. IpLearn responded on January 27, 2012, and the Company replied on February 6, 2012.

Hoppaugh Complaint

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. 1:12-CV-103-CMH-IDD. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Hoppaugh Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Hoppaugh Complaint.

10.	Business combination

KCDL

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

The American Education Corporation

On December 1, 2010, the Company acquired The American Education Corporation (AEC), a leading provider of research-based core curriculum instructional software for kindergarteners through adult learners, for a total cash purchase price of $35.2 million, including $3.8 million in cash and certain amounts held in escrow. The escrow amounts included $6.8 million for the achievement of specified financial targets for the quarter ended December 31, 2010. In March 2011, the specified financial targets were not achieved and consequently, this escrow amount was returned to the Company, thereby making the net acquisition cost approximately $24.6 million. In connection with the acquisition, the Company recorded net working capital accounts of $2.5 million,

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

long term assets of $8.4 million, goodwill of approximately $15.8 million, intangible assets of approximately $3.3 million, and other long term liabilities and taxes payable of $1.6 million. The allocation of the consideration to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting is based on their estimated fair values as of the acquisition date. The acquisition of AEC has been included in the Company’s results since the acquisition date. Based on its analysis of the results of AEC, the Company has determined that the AEC acquisition had an immaterial proforma impact on the results for the three month period ended December 31, 2010.

An additional amount of approximately $6.8 million was held in escrow and, if specified claims against AEC arise for which the Company is indemnified, such amounts may be used to satisfy those claims but not to exceed it. K12 was not entitled to any claims against the indemnification escrow amount unless and until the aggregate claim amount exceeded $250,000. Distributions of the escrow balance to selling AEC shareholders were made in June and December 2011, however funds remain in the escrow account and as of December 31, 2011, the Company had a receivable from the escrow of $580,000.

Investment in Web International Education Group, Ltd.

On January 3, 2011, K12 invested $10 million in Web International Education Group, Ltd. (Web). This strategic investment gives the Company a 20% minority interest in Web, with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web is a leader in English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers in cities throughout China. The proceeds of the investment will primarily be used to expand Web’s learning center network into more cities in China. The Company has recorded its investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. During the six months ended December 31, 2011, there was no change to the fair value of the Web investment based on the initial cost of the investment and Web’s financial performance since the initial investment.

International School of Berne

On April 1, 2011, the Company finalized its acquisition of the operations and substantially all assets of the International School of Berne (IS Berne) for 2 million Swiss francs ($2.0 million). IS Berne is a traditional school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. The Company purchased the right to operate IS Berne and acquired substantially all of its assets excluding real estate. Slightly more than half of the purchase price has been allocated on a preliminary basis to goodwill.

Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Education (Kaplan/Insight Assets) for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools and private virtual high schools throughout the United States that have been integrated into the Company’s existing operations. The majority of the purchase price has been allocated to goodwill and intangible assets for $6.7 million and $4.3 million, respectively.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11.	Supplemental Disclosure of Cash Flow Information

	(In thousands) Six Months Ended December 31,
	2011	2010
Cash paid for interest	$471	$517

Cash paid for taxes, net of refunds	$50	$3,631

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$19,454	$12,897

Business Combinations:
— Current assets	$823	$17,317

— Property and equipment	$1,310	$12,879

— Capitalized curriculum development costs	$100	$8,073

— Intangible assets	$3,115	$27,310

— Goodwill	$6,777	$51,678

— Other non-current assets	$—	$138

— Deferred tax liabilities	$226	$(8,768)

— Assumed liabilities	$—	$(9,829)

— Deferred revenue	$—	$(3,671)

— Other noncurrent liabilities	$—	$(1,931)

— Contingent consideration	$—	$1,700

— Issuance of Series A Special Stock	$—	$63,112

Purchase of perpetual license agreement/accrued liabilities	$—	$1,250

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Management’s Discussion and Analysis (MD&A), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K (Annual Report). We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

•

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested approximately $260 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are also expanding our offering of foreign languages with Middlebury Interactive Languages (MIL), our joint venture with Middlebury College. The Company increased its international presence by taking a 20% ownership interest in The Web International Education Group, Ltd., (Web) a company providing English instruction to young adults in China, and we also currently serve the post-secondary market through Capital Education LLC, a provider of online services to post-secondary institutions (Capital Education).

As with a traditional public school, a virtual public school or hybrid school must comply with state education regulations. The fundamental difference between traditional public schools and virtual public schools is that students attend virtual public schools and hybrid schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. The majority of states have embraced virtual public schools or hybrid schools as a means to provide families with a publicly-funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or attending a private school is not an option, virtual public schools and hybrid schools can provide a compelling choice. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. From an education policy standpoint, virtual public schools and hybrid schools often represent a savings to taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average as reported by the U.S. Department of Education. Finally, because parents are generally not required to pay tuition to attend a public school, virtual public schools and hybrid schools make our learning system an attractive alternative within the public school system.

Our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from individual courses to complete turnkey online schools, are offered to our charter school, school district and private school partners. Virtual public schools and hybrid schools under turnkey management contracts (Managed Schools) account for approximately 86% of our revenue. For the 2011-12 school year, we will manage schools in 29 states and the District of Columbia. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we added iQ Academies and now manage these programs in five states where we also manage other virtual public schools. These managed schools generally are able to enroll students on a statewide basis. We are also serving a growing number of hybrid schools, the first of which opened in Chicago in 2006.

The services we provide to these districts are designed to assist them in launching their own virtual school or hybrid programs and vary according to the needs of the individual school districts and may include teacher training programs, administrator support and our student account management system. With our services, districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives or credit recovery options. We currently serve over 2,000 school districts or individual schools in all 50 states. We are serving a growing number of schools and school districts enabling them to offer our course catalogue to students either full-time or on an individual course basis. We have established a dedicated sales team to focus on this sector and, through our acquisition of KCDL, specifically Aventa, in July 2010 and The American Education Corporation (AEC) in December 2010, we increased the size and expertise of our sales team, added a reseller network, and expanded our course portfolio.

We manage three online private schools where parents can enroll students on a tuition basis for either a full-time online education or individual courses to supplement their children’s traditional instruction. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to offer students worldwide the same full-time education programs that we provide to the virtual public schools and hybrid schools we manage, including the option to enroll in individual courses. This school is organized as a private international school and enrolled students can interact with their classmates from more than 85 countries. Through our acquisition of KCDL, we added The Keystone School, a private school that has been serving students for over 37 years and offers online and correspondence courses. In January 2011, we launched the George Washington Online High School (GWUOHS), a program that offers our college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. In April 2011, we acquired the operations and substantially all the assets of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12.

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

We made a strategic investment for a 20% minority ownership interest in Web, a provider of English language training in China with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web serves learners of all ages including university students, government workers, and employees of international companies. Web currently has an extensive network of learning centers throughout China. Web education centers are outfitted with learning labs that use modern computer terminals and internet connections. Students can access our curriculum and other electronic learning resources from the Web centers.

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

For the three months ended December 31, 2011, our total average enrollment was 143,933 students as compared to 98,296 students for the same period in the prior year, a growth rate of 46.4%. Our enrollments include students in Managed Schools, students in programs offered by school districts (Institutional Business) and students in our Private Schools. Students served through our Institutional Business and Private School offerings may enroll in a single course. For better comparability, these students are converted to full-time equivalents (FTEs) on a four course basis. We currently exclude selected programs from our reported enrollment. For example, we do not include students in our consumer channel as we do not monitor the progress of these students in the same way as we do in other programs. We typically sell our A+ curriculum (acquired with AEC) as a site license. As these schools are not limited in the number of students who may access our curriculum, we do not include these students in our enrollment totals. We also exclude students from Capital Education and our classroom pilots.

For the three months ended December 31, 2011, we increased revenues to $166.5 million from $129.0 million in the same period in the prior year, a growth rate of 29.1%. The growth of revenue in the quarter was negatively impacted by adjustments related to potential state funding reductions. Over the same period, operating income decreased to $7.1 million from operating income of $14.2 million, a decrease of 50.0%, and net income to shareholders decreased to $3.9 million from net income to shareholders of $7.7 million, a decrease of 49.4%. The decrease in operating and net income was primarily attributable to increased costs incurred associated with our expansion, costs to support infrastructure improvements to our ERP, CRM, and enrollment processing systems, acquisition integration costs and continued new initiatives for technology and product enhancements. Third party consulting costs related to the infrastructure spending will decline with project completion. In addition, due to the timing of product and system deployment, the capitalization rate of expenditures was materially less in the current quarter.

In the last two years, we completed several strategic transactions to accelerate our growth, expand our course catalogue and service offerings, extend our distribution capabilities, and strengthen our balance sheet. With these initiatives and our recent acquisitions, we believe we have improved our growth potential and the long-term ability to scale our business and operations. See Note 10 “Business combination” in the accompanying unaudited condensed consolidated financial statements for additional information on the acquisitions and investments relating to AEC, Web, IS Berne and KVE.

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

Acquisition of The American Education Corporation

In December 2010, we acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $35.2 million, including certain amounts held in escrow (which the Company received back) of $6.8 million and cash of $3.8 million, resulting in a net purchase price of approximately $24.6 million. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increased our portfolio of innovative, high quality instruction and curriculum used by school districts all over the country.

Investment in Web International Education Group, Ltd.

In January 2011, we invested $10 million in cash in Web International Education Group Ltd. (Web). This strategic investment gives us a 20% minority interest in Web, with the option to purchase no less than 51% of Web before July 1, 2012, and the option to purchase all remaining equity interest between January 1, 2013 and December 31, 2015. Web is a provider of English language training for learners of all ages throughout China, including university students, government workers, and employees of international companies. Web has an extensive network of learning centers in cities throughout China. The proceeds of the investment are intended to be used to expand Web’s learning center network into more cities in China. Web centers include learning labs that are outfitted with modern computers and connections to the internet.

Acquisition of International School of Berne

In April, 2011, we finalized our acquisition of the operations of the International School of Berne (IS Berne) for 2 million Swiss Francs ($2.0 million). IS Berne is a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. We acquired substantially all of IS Berne’s assets, excluding real estate, and our purchase provided us with the right to operate the school.

Investment by Technology Crossover Ventures in K12 Inc.

In April 2011, we completed a private placement sale of 4 million shares of restricted Common Stock at a price of $31.46 per share to investment funds affiliated with Technology Crossover Ventures (TCV). The proceeds of $125.8 million were unrestricted and may be used for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors (Board) appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders and on December 22, 2011, the TCV nominee was elected by the stockholders at the Company’s annual meeting. Additionally, we granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of Common Stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. As provided by the terms of the transaction, we filed a resale registration statement with respect to these shares with the Securities and Exchange Commission on December 8, 2011 and the shelf-registration became effective on December 28, 2011.

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain assets and Insight School management contracts (Kaplan/Insight Assets) of Kaplan Virtual Education, a subsidiary of Kaplan, Inc. The Kaplan/Insight Assets included contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition allows us to serve more students with multiple curriculum platforms, leverage the Insight School brand to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. The Kaplan/Insight Assets have been integrated with our online charter school operations.

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

Financial Statement Overview

The Company has experienced a number of changes that affect the comparability of period to period financial results. These changes include: the acquisition of KCDL on July 23, 2010; the acquisition of American Education Corporation (AEC) on December 1, 2010; the acquisition of the International School of Berne on April 1, 2011; and the acquisition of Kaplan Virtual Education and Insight Schools (Kaplan/Insight Assets), on July 1, 2011. The operating activities from these acquisitions are included in our current quarter and year to date financial results. And except for one month of operating activity from the American Education Corporation, the prior year periods do not include financial results from these acquisitions. The prior year quarterly results include KCDL and one month of AEC, and the prior year to date results include five months of KCDL.

The current quarter and year to date results include operating activities associated with significant investments to support our growth and business expansion that were not incurred during the prior year periods. These investments include our Enterprise Resource Planning (ERP) system, our Customer Resource Management (CRM) system, a second data center to support operations, and expansion of our products and services into new international, academic and institutional sales markets. The ERP system and second data center were under development during prior periods and development costs were generally capitalized. The current periods include new maintenance fees, license costs, depreciation and other costs associated with operating these assets. We initiated use of our CRM system at the beginning of 2012 and have incurred third party license fees associated with operating this system. The operating costs associated with maintaining these systems will continue in future periods.

Our student enrollment has experienced a shift in the mix of students in our programs with an increased level of high school students as compared to prior periods. The shift occurred from organic growth in our Virtual Academies, expansion of our private schools, and our acquisition of Kaplan/Insight Assets, which only included students in grades 6-12. Our continued expansion into the institutional sales business and private school markets also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel and third party distributor costs for the institutional sales business. We may continue to experience changes in our enrollment, revenue and cost mix as we continue expansion into markets different than our traditional Virtual Academy business. High school and other nascent businesses have not yet reached scale and are creating negative pressure on margins, and the higher concentration of high school students is a contributing factor in our reduction in operating margins.

Our employee headcount has increased approximately 40% from December 2010 to December 2011 through our acquisitions and growth in Virtual Schools which increases our employee compensation and benefit costs. We incurred transition and integration costs during the current periods associated with the acquisition of the Kaplan/Insight Assets and temporary teach out costs associated with private school students acquired in the acquisition. We believe that all the above factors, particularly the large infrastructure investments, merger integration costs and the lower capitalization rate for various development projects, reduce the comparability of our operating results for the three and six months ended December 31, 2011 with the comparable 2010 periods.

Funding Overview

State education budgets continue to remain under pressure due to the current economic environment, and public school funding levels, including for the online public schools that we manage, have been reduced in many states over the past few years and even mid-year adjustments have occurred. We routinely monitor state legislative activity and regulatory proceedings that might impact the funding received by the schools we serve and to the extent possible, factor potential outcomes into our business planning decisions. We have taken reserves in this quarter in light of certain funding proposals and for individual school deficit allowances in several states.

Results of Operations

Enrollment

Our reported total average enrollments include students in Managed Schools, students taking K12 curriculum or Aventa online programs offered by school districts (Institutional Business), and students in Private Schools. Students served through our Institutional Business and Private School offerings may enroll in a single course. For better comparability, these students are converted to full-time equivalents (FTEs) on a four course basis. We currently exclude selected programs from our reported enrollment. For example, we do not include students in our consumer channel as we do not monitor the progress of these students in the same way as we do in other programs. We typically sell our A+ curriculum (acquired with AEC) as a site license. As these schools are not limited in the number of students who may access our curriculum, we do not include these students in our enrollment totals. We also exclude students from post-secondary institutions served by Capital Education and our classroom pilots.

Total average enrollments for the three months ended December 31, 2011 increased to 143,933 or 46.4% as compared to 98,296 for the same period in the prior year. High school students comprised 35.1% of public school enrollment as compared to 25.9% in the same period in the prior year. Enrollments in Managed Schools for the three months ended December 31, 2011 increased 46.2% to 105,070 from 71,850 for the same period in the prior year. Managed Schools include all virtual public schools and hybrid schools.

Enrollments in Institutional Business for the three months ended December 31, 2011 increased 53.2% to 28,807 from 18,804 for the same period in the prior year. Our Institutional Business provides curriculum and services to schools and school districts. For better comparability, enrollments reported are converted to full-time equivalents (FTEs) on a four course basis.

Enrollments in Private Schools for the three months ended December 31, 2011 increased 31.6% to 10,056 from 7,642 for the same period in the prior year. Private schools include the K12 International Academy, Keystone, GWUOHS, and IS Berne as well as private brick and mortar schools. These private schools offer educational services on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs) on a four course basis.

The following table sets forth average enrollment data by distribution channel for each of the periods indicated:

	Three Months Ending December 31,		Growth 2011 / 2010		Six Months Ending December 31,		Growth 2011 / 2010
	2011	2010	Change	Change %	2011	2010	Change	Change %
K12 Average Enrollment
Managed Public Schools	105,070	71,850	33,220	46.2%	104,507	72,321	32,186	44.5%
Institutional Business	28,807	18,804	10,003	53.2%	28,941	19,354	9,587	49.5%
Private Schools	10,056	7,642	2,414	31.6%	9,882	6,950	2,932	42.2%

Total Average Enrollment	143,933	98,296	45,637	46.4%	143,330	98,625	44,705	45.3%

The above enrollments exclude those in our consumer, A+, post-secondary and classroom pilot programs.

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$166,500	$129,002	$359,830	$263,873

Cost and expenses
Instructional costs and services	100,877	76,195	208,455	151,277
Selling, administrative, and other operating expenses	50,957	35,177	122,217	85,675
Product development expenses	7,574	3,435	13,798	7,346

Total costs and expenses	159,408	114,807	344,470	244,298

Income from operations	7,092	14,195	15,360	19,575
Interest expense, net	(236)	(366)	(457)	(663)

Income before income taxes and noncontrolling interest	6,856	13,829	14,903	18,912
Income tax expense	(2,976)	(6,119)	(6,673)	(9,050)

Net income	$3,880	$7,710	$8,230	$9,862
Add net loss attributable to noncontrolling interest	285	129	536	175

Net Income — K12 Inc.	$4,165	$7,839	$8,766	$10,037

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	60.6	59.1	57.9	57.3
Selling, administrative, and other operating expenses	30.6	27.3	34.0	32.5
Product development expenses	4.5	2.6	3.8	2.8

Total costs and expenses	95.7	89.0	95.7	92.6

Income from operations	4.3	11.0	4.3	7.4
Interest expense, net	(0.2)	(0.3)	(0.1)	(0.2)

Income before income taxes and noncontrolling interest	4.1	10.7	4.2	7.2
Income tax expense	(1.8)	(4.7)	(1.9)	(3.4)

Net income	2.3%	6.0%	2.3%	3.8%
Add net loss attributable to noncontrolling interest	0.2	0.1	0.1	0.1

Net income — K12 Inc.	2.5%	6.1%	2.4%	3.9%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and six months ended December 31, 2011 as compared to the same periods in the prior year.

Comparison of the Three Months Ended December 31, 2011 and Three Months Ended December 31, 2010

Revenues.    Our revenues for the three months ended December 31, 2011 were $166.5 million, representing an increase of $37.5 million, or 29.1%, as compared to revenues of $129.0 million for the same period in the prior year. This increase was primarily attributable to 46.4% increase in enrollments in all K12 programs, but was negatively impacted by revenue adjustments made to account for the potential risk of state funding reductions. In addition, acquisitions contributed approximately $10.4 million to revenue growth.

Instructional costs and services expenses.    Instructional costs and services expenses for the three months ended December 31, 2011 were $100.9 million, representing an increase of $24.7 million, or 32.4%, as compared to instructional costs and services expenses of $76.2 million for the same period in the prior year. The overall increase in instructional costs and services expenses remained relatively consistent as a percentage of revenue. This increase includes expenses to operate and manage schools including the Insight Schools acquired from KVE and newly launched schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $3.0 million.

Selling, administrative, and other operating expenses.    Selling, administrative, and other operating expenses for the three months ended December 31, 2011 were $51.0 million, representing an increase of $15.8 million, or 44.9%, as compared to selling, administrative and other operating expenses of $35.2 million for the same period in the prior year. The primary drivers of this increase were: personnel costs, including salaries, benefits and incentive compensation, professional fees including student support center costs and the ERP and CRM implementations and depreciation and amortization expenses. Included in the increase is a significant expansion of our internal institutional sales support and our external sales distribution network. The professional fees increases were partially offset by lower transaction and merger integration expenses in the quarter. As a percentage of revenues, selling, administrative, and other operating expenses increased to 30.6% for the three months ended December 31, 2011 as compared to 27.3% for the same period in the prior year.

Product development expenses.    Product development expenses includes costs related to new products and information technology systems. For the three months ended December 31, 2011, product development expenses were $7.6 million, representing an increase of $4.2 million, or 123.5% as compared to $3.4 million for the same period in the prior year. This increase is primarily due to the increase of preliminary design work related to internal software development projects. Due to timing and nature of the projects, the capitalization rate during the period was lower than historical levels, resulting in higher current period expense. As a percentage of revenues, product development expenses increased to 4.5% for the three months ended December 31, 2011 as compared to 2.6% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.    Net interest expense for the three months ended December 31, 2011 was $0.2 million as compared to net interest expense of $0.4 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes.    Income tax expense for the three months ended December 31, 2011 was $3.0 million, or 43.4% of income before income taxes, as compared to an income tax expense of $6.1 million, or 44.2% of income before taxes, for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible expenses in the current period.

Noncontrolling interest.    Noncontrolling interest for the three months ended December 31, 2011 was $0.3 million as compared to noncontrolling interest of $0.1 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of the Six Months Ended December 31, 2011 and Six Months Ended December 31, 2010

Revenues. Our revenues for the six months ended December 31, 2011 were $359.8 million, representing an increase of $95.9 million, or 36.3%, as compared to revenues of $263.9 million for the same period in the prior year. This increase was primarily due to organic revenue growth in our core schools business. In addition, acquisitions contributed more than $26.2 million to revenue growth.

Instructional costs and services expenses.    Instructional costs and services expenses for the six months ended December 31, 2011 were $208.5 million, representing an increase of $57.2 million, or 37.8%, as compared to instructional costs and services expenses of $151.3 million for the same period in the prior year. This increase was primarily attributable to a $39.0 million increase in expenses to operate and manage schools including the

Insight Schools acquired from KVE and newly launched schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $7.9 million. As a percentage of revenues, instructional costs and services expenses remained relatively consistent at 57.9% compared with 57.3% for the six month periods ended December 31, 2011 and 2010, respectively.

Selling, administrative, and other operating expenses.    Selling, administrative, and other operating expenses for the six months ended December 31, 2011 were $122.2 million, representing an increase of $36.5 million, or 42.6%, as compared to selling, administrative and other operating expenses of $85.7 million for the same period in the prior year. This increase was primarily attributable to increases in: personnel costs, including salaries, benefits and incentive compensation; strategic marketing and advertising including brand awareness; and student enrollment counseling; third party commissions related to the Company’s institutional sales; accounting and audit fees related to the Company’s public filing and tax returns; investment in the institutional sales organization and distribution network; professional fees which included costs associated with the external sales force and the ERP and CRM implementations; and depreciation and amortization expense. These increases were partially offset by lower transaction and merger integration expenses. As a percentage of revenues, selling, administrative, and other operating expenses increased to 34.0% for the six months ended December 31, 2011 as compared to 32.5% for the same period in the prior year.

Product development expenses.    Product development expenses include costs related to new products and information technology systems. For the six months ended December 31, 2011, product development expenses were $13.8 million, representing an increase of $6.5 million, or 89.0% as compared to $7.3 million for the same period in the prior year. The increase is primarily due to the increase of preliminary design work related to internal software development projects and new product development projects for the six month period. Due to timing and nature of the projects, the capitalization rate during the period was lower than historical levels, resulting in higher current period expense. As a percentage of revenues, product development expenses increased to 3.8% for the six months ended December 31, 2011 as compared to 2.8% for the same period in the prior year primarily due to the items identified above.

Interest expense, net.    Net interest expense for the six months ended December 31, 2011 was $0.5 million as compared to net interest expense of $0.7 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes.    Income tax expense for the six months ended December 31, 2011 was $6.7 million, or 44.8% of income before income taxes, as compared to an income tax expense of $9.1 million, or 47.9% of income before taxes for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible expenses in the current period.

Noncontrolling interest.    Noncontrolling interest for the six months ended December 31, 2011 was $0.5 million as compared to noncontrolling interest of $0.2 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, we had cash and cash equivalents of $133.9 million and $193.1 million, respectively, excluding restricted cash. The decrease of $59.2 was primarily due to a significant increase in accounts receivable related to the investment of working capital for Kaplan/Insight Assets and launches of new schools; the funding of the acquisition of the Kaplan/Insight Assets; and to the investment in capital expenditures and product development. We financed our capital expenditures during the six months ended December 31, 2011 primarily with cash and capital lease financing. As of December 31, 2011 and June 30, 2011, our cash balance included $4.9 million and $6.6 million, respectively, associated with our consolidated joint ventures.

In addition to our cash and line of credit availability, we had accounts receivable of $196.7 million and $96.2 million as of December 31, 2011 and June 30, 2011, respectively. Our accounts receivable provide an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the timing of customer billings and collections. Accounts receivable tend to be at the highest levels in the first quarter as we begin billing for students. Our accounts payable and accrued expenses also impact our liquidity as cash payments are made to vendors in the normal course of business. Our accounts payable balance fluctuates throughout the year based on the timing of expenses incurred and tend to be highest in the first quarter as we prepare for the school year and students.

We have a $35 million line of credit with PNC Bank that expires December 2012. As of December 31, 2011 no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit. It is the Company’s intention to renew this line of credit before it expires in December 2012.

In August 2011, we amended our equipment lease line of credit with PNC Equipment Finance, LLC to increase the amount available for new purchases to $18 million with an expiration date of August 2012. The interest rate on the borrowings is set at the time of borrowing based upon interest rates in the Federal Reserve Statistical Release H.15. It is the Company’s intention to renew this equipment lease line of credit for future student computer financing before it expires in August 2012.

For the six months ended December 31, 2011, we borrowed $19.5 million to finance the purchase of student computers and other equipment at an interest rate of approximately 2.73% bringing the total balance outstanding at December 31, 2011 to $32.0 million. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds currently available and funds to be generated from operations will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments, and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof. Should we exercise our option to make an additional investment in Web, we anticipate making the investment using our available cash or common stock or our available line-of-credit.

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. We will record the redemption value of the redeemable noncontrolling interest on each balance sheet date in accordance with EITF Topic D-98 and any changes to the redemption value should be recognized as adjustments to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in capital. As of December 31, 2011, the redeemable noncontrolling interest was $17.2 million. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

Operating Activities

Net cash (used in)/provided by operating activities for the six months ended December 31, 2011 and 2010 was $(19.5) million and $7.1 million, respectively. Cash from operations reflects the timing of cash collections from services provided and payment of operating costs to fund the continued growth and expansion of our business. The decrease in cash from operations was the result of increases in accounts receivable, other current assets and prepaid expenses, and decreases in accounts payable; offset by deferred revenue, depreciation expense, accrued expenses and inventory.

The increase in accounts receivable was primarily attributable to our growth in revenues and to the Kaplan acquisition as there were no associated working capital adjustments. Accounts receivable balances tend to be at the highest levels in the first quarter as we begin billing for students. Deferred revenues are primarily a result of invoicing upfront fees, not cash payments. Deferred revenues increased primarily due to growth in enrollments and institutional sales. Deferred revenue balances tend to be highest in the first quarter, when the majority of students enroll, and are generally amortized over the course of the fiscal year.

The increase in accrued expenses is primarily due to the timing of payments to vendors and service providers for strategic marketing, student recruiting expenses, professional services, and equipment purchases. The decrease in inventories is primarily due to materials shipped to students, partially offset by purchases. Depreciation expense increased as a result in the Company’s continued investment in infrastructure to support current and future growth.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2011 and 2010 was $34.0 million and $63.7 million, respectively.

Net cash used in investing activities for the six months ended December 31, 2011 was primarily due to purchases of property and equipment of $14.9 million, the purchase of Kaplan/Insight Assets of $12.6 million, and investment in capitalized curriculum development of $6.5 million, primarily related to the production of high school courses and middle school math courses.

Net cash used in investing activities for the six months ended December 31, 2010 was primarily due to the purchase of AEC for $24.5 million net of cash received of $3.8 million and $6.8 million for the achievement of specified financial targets for three months ended December 31, 2010. We also transferred $10 million for our investment in Web. This cash was in transit as of December 31, 2010 and is recorded in long-term other assets. In addition, investing activities included purchases of property and equipment and capitalized software of $13.3 million and investment in capitalized curriculum development of $7.0 million. Curriculum development investments primarily related to the production of high school courses, middle school math courses, and language courses.

In addition to the investing activities above, for the six months ended December 31, 2011 and 2010, we financed through capital leases, purchases of student computers and other equipment in the amount of $19.5 million and $12.9 million, respectively.

Financing Activities

Net cash (used in)/provided by financing activities for the six months ended December 31, 2011 and 2010 was $(5.9) million and $10.0 million, respectively.

For the six months ended December 31, 2011, net cash used in financing activities was primarily due to payments on capital leases and notes payable of $9.0 million, the tax benefit of $1.2 million, and the repurchase of restricted stock for income tax withholding of $0.6 million, partially offset by proceeds from the exercise of stock options of $2.8 million.

For the six months ended December 31, 2010, net cash provided by financing activities was primarily from our $15 million draw under our line of credit, proceeds from the exercise of stock options of $2.9 million, repurchase of restricted stock for income tax withholding of $1.0 million, and the excess tax benefit from stock-based compensation of $1.3 million, partially offset by payments on capital leases and notes payable of $8.2 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

During the six months ended December 31, 2011, we provided a guarantee of approximately $6.7 million related to a 10-year lease commitment on the building for a newly managed hybrid school. There were no other changes to our guarantee and obligations from those disclosed in our fiscal year 2011 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the six months ended December 31, 2011 primarily due to approximately $19.5 million for capital leases related to student computers, net of payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2011 and June 30, 2011, we had cash and cash equivalents totaling $133.9 million and $193.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2011, a 1% gross increase in interest rates earned on cash would result in $1.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2011, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. Therefore, fluctuations in exchange rates will not have a material impact on our financial statements. However, we are pursuing additional opportunities in international markets and expect our international presence to grow. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, a material weakness in our internal control over financial reporting was identified. The material weakness related to project management of a new enterprise-wide financial system (“ERP”) and affected the timeliness of our year-end close. Management assessed the processes surrounding the project management of the ERP implementation and determined that the ERP system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. Rule 12b-2 and Rule 1-02 of Regulation S-X define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective at a reasonable assurance level.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 as the material weakness identified as of June 30, 2011 still exists.

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

This control deficiency could have resulted in a material misstatement to the interim consolidated financial statements that would not be prevented or detected as of the initial filing date deadline. Accordingly, management determined that this control deficiency constituted a material weakness as of December 31, 2011.

During the six months ended December 31, 2011, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. Notwithstanding such efforts, the material weakness related to project management of a new enterprise-wide financial system (“ERP”) and the resulting effects on the timeliness of our year-end close existed in our internal control over financial reporting described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and intends to make additional changes that management determines to be appropriate.

Part II. Other Information

Item 1.	Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

Aventa Learning

In June 2010, the shareholders of Aventa Learning, Inc. (Aventa) filed a lawsuit against the Company’s subsidiary, KC Distance Learning, Inc., in the United States District Court for the Western District of Washington, Axtman, et al. v. KC Distance Learning, Inc,. Case No. C10-01022-JLR. On August 31, 2010, the plaintiffs amended their complaint to add K12 as a co-defendant in this matter Aventa et. al. v. K12 Inc., et. al. Case No. C10-01022-JLR, reflecting the change in ownership. Pursuant to the Agreement and Plan of Merger between K12 and KCDL Holdings LLC (Seller), Seller agreed to assume responsibility to defend this lawsuit and to fully indemnify K12 or KCDL for any liability, including rescission. On November 10, 2011, the parties reached a settlement agreement in principle, which includes a full release of all claims against K12 Inc., and the Company made no financial contributions towards the settlement. On January 9, 2012, the court dismissed with prejudice all the asserted claims in this lawsuit.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On January 10, 2012, the Company filed its motion to dismiss IpLearn’s amended complaint. IpLearn responded on January 27, 2012, and the Company replied on February 6, 2012.

Hoppaugh Complaint

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. 1:12-CV-103-CMH-IDD (the “Hoppaugh Complaint”). The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Hoppaugh Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Hoppaugh Complaint.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits.

Number	Description

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

101*	The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

/s/ RONALD J. PACKARD
Name:	Ronald J. Packard
Title:	Chief Executive Officer

Date: February 9, 2012