Form 10-Q
period 2012-03-31
K12 INC
filed 2012-05-09
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012 the Registrant had 36,445,790 shares of Common Stock, $0.0001 par value outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(In thousands, except share and per share data)

ASSETS

Current assets

Cash and cash equivalents	$123,653	$193,099

Restricted cash and cash equivalents	1,501	1,501
Accounts receivable, net of allowance of $2,891 and $1,777 at March 31, 2012 and June 30, 2011, respectively	205,307	96,235

Inventories, net	27,525	30,554

Current portion of deferred tax asset	4,969	7,175

Prepaid expenses	14,428	10,424

Other current assets	12,973	9,111

Total current assets	390,356	348,099
Property and equipment, net	61,385	46,625
Capitalized software development costs, net	29,496	24,386
Capitalized curriculum development costs, net	56,962	55,619
Intangible assets, net	37,912	38,291
Goodwill	62,404	55,627
Investment in Web International	10,000	10,000
Deposits and other assets	3,219	3,448

Total assets	$651,734	$582,095

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$17,276	$21,176
Accrued liabilities	16,252	14,126
Accrued compensation and benefits	16,127	13,086
Deferred revenue	46,558	21,907
Current portion of capital lease obligations	16,571	11,914
Current portion of notes payable	1,137	1,443

Total current liabilities	113,921	83,652
Deferred rent, net of current portion	5,499	4,698
Capital lease obligations, net of current portion	17,541	8,552
Notes payable, net of current portion	1,162	2,299
Deferred tax liability	15,283	9,604
Other long term liabilities	3,191	3,343

Total liabilities	156,597	112,148

Commitments and contingencies
Redeemable noncontrolling interest	17,200	17,200

Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,389,121 and 35,927,452 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	4	4

Additional paid-in capital	521,503	512,181
Series A Special Stock, par value $0.0001; 2,750,000 issued and outstanding at March 31, 2012 and June 30, 2011	63,112	63,112
Accumulated other comprehensive income	157	28

Accumulated deficit	(110,961)	(126,704)

Total K12 Inc. stockholders’ equity	473,815	448,621

Noncontrolling interest	4,122	4,126

Total equity	477,937	452,747

Total liabilities, redeemable noncontrolling interest and equity	$651,734	$582,095

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except share and per share data)

Revenues	$178,175	$130,293	$538,005	$394,167

Cost and expenses
Instructional costs and services	105,955	77,727	314,410	229,004
Selling, administrative, and other operating expenses	53,619	36,763	175,836	122,438
Product development expenses	7,012	4,972	20,810	12,318

Total costs and expenses	166,586	119,462	511,056	363,760

Income from operations	11,589	10,831	26,949	30,407
Interest expense, net	(265)	(307)	(722)	(970)

Income before income tax expense and noncontrolling interest	11,324	10,524	26,227	29,437
Income tax expense	(4,638)	(5,260)	(11,311)	(14,310)

Net income – K12 Inc.	6,686	5,264	14,916	15,127
Add net loss attributable to noncontrolling interest	291	335	827	509

Net income attributable to common stockholders, including Series A stockholders	$6,977	$5,599	$15,743	$15,636

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.18	$0.17	$0.41	$0.47

Diluted	$0.18	$0.16	$0.41	$0.46

Weighted average shares used in computing per share amounts:
Basic	35,876,629	30,958,807	35,753,156	30,620,330

Diluted	35,913,576	31,758,313	36,023,023	31,327,544

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
(In thousands, except share data)

Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	$4,126	$452,747

Net income (loss) (1)							15,743	(4)	15,739
Foreign currency translation adjustments						129			129

Comprehensive Income									15,868

Stock based compensation expense					7,339				7,339

Exercise of stock options	205,732				3,123				3,123
Excess tax benefit from stock-based compensation					1,289				1,289

Issuance of restricted stock awards	348,940				—				—
Forfeiture of restricted stock awards	(40,129)				—				—
Accretion of redeemable noncontrolling interests to estimated redemption value					(825)				(825)
Retirement of restricted stock for tax withholding	(52,874)				(1,291)				(1,291)

Registration expenses for shares issued in private placement	—	—	—	—	(313)	—	—	—	(313)

Balance, March 31, 2012	36,389,121	$4	2,750,000	$63,112	$521,503	$157	$(110,961)	$4,122	$477,937

(1)	Net income (loss) attributable to noncontrolling interests excludes $(0.8) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$14,916	$15,127
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization expense	42,312	30,463
Stock based compensation expense	7,339	7,453
Excess tax benefit from stock based compensation	(1,289)	(5,443)
Deferred income taxes	9,571	13,329
Provision for doubtful accounts	480	569
Provision for inventory obsolescence	464	729
Provision for student computer shrinkage and obsolescence	427	182
Changes in assets and liabilities:
Accounts receivable	(109,128)	(52,728)
Inventories	2,565	7,235
Prepaid expenses	(4,004)	545
Other current assets	(3,635)	(1,994)
Deposits and other assets	229	(105)
Accounts payable	(3,901)	(4,150)
Accrued liabilities	2,124	1,516
Accrued compensation and benefits	3,040	(4,377)
Deferred revenue	24,310	14,478
Cash invested in restricted cash and cash equivalents	—	1,712
Deferred rent and other long term liabilities	650	2,483

Net cash (used in)/provided by operating activities	(13,530)	27,024

Cash flows from investing activities
Purchase of property, equipment and software development costs	(22,478)	(20,295)
Capitalized curriculum development costs	(10,341)	(11,728)
Purchase of AEC, net of cash acquired of $3,841	—	(24,544)
Cash advanced for AEC performance escrow	—	(6,825)
Cash returned from AEC performance escrow	—	6,825
Cash paid for investment in Web	—	(10,000)
Cash paid for other investment	—	(2,040)
Purchase of Kaplan/Insight Assets	(12,641)	—

Net cash used in investing activities	(45,460)	(68,607)

Cash flows from financing activities
Repayments on capital lease obligations	(11,950)	(11,113)
Repayments on notes payable	(1,443)	(1,251)
Borrowings from line of credit	—	15,000
Repayments under line of credit	—	(15,000)
Proceeds from exercise of stock options	3,123	8,252
Excess tax benefit from stock based compensation	1,289	5,443
Repurchase of restricted stock for income tax withholding	(1,291)	(1,595)
Payment of stock registration expense	(313)	—

Net cash (used in)/provided by financing activities	(10,585)	(264)

Effect of foreign exchange rate changes on cash and cash equivalents	129	176

Net change in cash and cash equivalents	(69,446)	(41,671)
Cash and cash equivalents, beginning of period	193,099	81,751

Cash and cash equivalents, end of period	$123,653	$40,080

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of the Business

K12 Inc., and its subsidiaries (K12 or the Company), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, we have invested approximately $275 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual or hybrid public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits, and use of a computer as required or needed, and we also provide management services to these schools. The Company offers foreign language courses and camps with Middlebury Interactive Languages, our joint venture with Middlebury College. We also operate three online private schools: K12 International Academy, Keystone School and the George Washington University Online High School. In addition, we own a brick and mortar private school, the International School of Berne (IS Berne) located in Berne, Switzerland, and currently own a 20% interest in The Web International Education Group, Ltd., a company providing English instruction to young adults in China. Through Capital Education LLC, we provide online services to post-secondary institutions. During fiscal year 2012, the Company manages schools in 29 states and the District of Columbia. The Company sells access to its online curriculum and offline learning kits directly to individual consumers as well. We provide services through our institutional sales to customers in all 50 states.

2.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months and nine months ended March 31, 2012 and 2011, the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2011, and the condensed consolidated statement of equity (deficit) for the nine months ended March 31, 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, the results of operations for the three and nine months ended March 31, 2012 and 2011, cash flows for the nine months ended March 31, 2012 and 2011 and the condensed consolidated statement of equity (deficit) for the nine months ended March 31, 2012. The results of the three and nine month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2012 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual reports on Form 10K filed on October 7, 2011 and Form 10-K/A filed on December 8, 2011, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2011.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual public schools, hybrid schools, traditional schools, school districts, public charter schools and private schools. In addition to providing the curriculum, books and materials under the virtual public school and hybrid school contracts from which most of the Company’s revenue is derived, the Company usually is responsible for all aspects of the management of those schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter that are for the upcoming school year are recorded in deferred revenues.

Where it has been determined that the Company is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605 – Revenue Recognition. For contracts in which the Company is not the primary obligor, the Company records revenue based on its net fees earned per the contractual agreement.

The Company generates revenues under contracts with virtual and hybrid public schools which include multiple elements. These elements include providing, in accordance with the policy of the governing body of the managed school, each of a school’s students with access to the Company’s online school and the online component of lessons; offline learning kits which include books and materials designed to complement and supplement the online lessons; the use of a computer where required or needed and associated reclamation services; internet access and technology support services; the services of a state-certified teacher and; all management and technology services required to operate a virtual public school or hybrid school. In certain managed school contracts, our revenue is determined directly by per enrollment funding. As our services are performed, we generally earn and recognize revenues ratably over that period.

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

Under contracts with schools where the Company provides turnkey management services, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual public schools or hybrid schools as reflected on their financial statements. The costs include Company charges to the schools. The fact that a school has an operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract nor does it mean that K12 will lose money in that year, however, a school operating loss may reduce the Company’s ability to collect invoices in full. Accordingly, the Company’s recognized revenues reflect this reduction. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and full year school operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses. However, there are some situations where revenue estimates from the prior year are adjusted during the next fiscal year related to school audits.

During the three months ended March 31, 2012 and 2011, no school accounted for more than 10% of revenues. Approximately 11% and 12% of accounts receivable was attributable to a contract with one school as of March 31, 2012 and June 30, 2011, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of schoolbooks and curriculum materials, a majority of which are supplied to virtual and hybrid public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $3.4 million and $2.9 million as of March 31, 2012 and June 30, 2011, respectively.

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with an acquisition. The holders of the Series A Special stock have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interest within the equity section of the condensed consolidated balance sheets rather than in the mezzanine section of the condensed consolidated balance sheets, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s condensed consolidated statement of equity (deficit).

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

Goodwill and Intangibles

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value in accordance with ASU Topic 350 – Intangibles – Goodwill and Other Finite-lived intangible assets, and include trade names and noncompete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.

Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4 of Topic 350. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.

During the first nine months of 2012, the Company’s goodwill increased by approximately $6.7 million due to its acquisition of certain assets of Kaplan Virtual Education (KVE) and Insight Schools (Kaplan/Insight Assets) a subsidiary of Kaplan, Inc (see Note 10). The Company also recorded approximately $4.3 million in finite-lived intangibles related to the acquisition of certain Kaplan/Insight Assets. The Company did not experience a significant adverse change in its business climate and therefore does not believe a triggering event occurred that would require a detailed test of goodwill for impairment as of an interim date. Consequently, the first step of the goodwill impairment test was not performed during the interim periods. The Company intends to complete its annual goodwill impairment test as of May 31, 2012.

The following table represents goodwill additions during the nine months ended March 31, 2012:

($ in millions)	Amount
Rollforward of Goodwill
Balance as of June 30, 2011	$55.6
Acquisition of certain assets	6.7
Other adjustments	0.1

Balance as of March 31, 2012	$62.4

The following table represents the balance of intangible assets as of March 31, 2012 and June 30, 2011:

Intangible Assets:

	March 31, 2012			June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(2.6)	$21.4	$23.3	$(1.6)	$21.7
Customer and distributor relationships	18.9	(3.4)	15.5	16.5	(1.3)	15.2
Developed technology	1.5	(0.8)	0.7	1.5	(0.4)	1.1
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$44.9	$(7.0)	$37.9	$41.8	$(3.5)	$38.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment for the three and nine months ended March 31, 2012 and the year ended June 30, 2011.

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

The carrying values reflected in our consolidated balance sheets for cash and cash equivalents, accounts receivable, and short and long term debt approximate their fair values. The redeemable noncontrolling interest is a result of the Company’s venture with Middlebury College to form Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (“put right”). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right. The Company has recorded its investment in Web International Education Group, Ltd. (Web) as an available for sale debt security in accordance with ASC 320 Investments – Debt and Equity Securities because of our ability to put the investment to other Web stockholders in return for the original $10 million purchase price plus interest. The fair value reflects management’s best estimate of the investment in Web.

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

The following table summarizes certain fair value information at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis.

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

The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Nine Months Ended March 31, 2012
Description	Fair Value June 30, 2011	Purchases, Issuances, and Settlements	Unrealized Gains/ (Losses)	Fair Value March 31, 2012
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	—	—	$17,200
Investment in Web International Education Group	$10,000	—	—	$10,000

Total	$27,200	—	—	$27,200

The fair value of the investment in Web as of March 31, 2012 was estimated to be $10 million. The fair value was measured based on the initial cost of the investment and Web’s financial performance since initial investment. There was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm as of June 30, 2011. As of March 31, 2012 the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income – K12	$6,977	$5,599	$15,743	$15,636
Amount allocated to participating Series A stockholders	$(497)	$(457)	$(1,124)	$(1,241)

Income available to common stockholders – basic	$6,480	$5,142	$14,619	$14,395

Weighted average common shares – basic historical	35,876,629	30,958,807	35,753,156	30,620,330

Basic net income per share	$0.18	$0.17	$0.41	$0.47

Dilutive earnings per share computation:
Net income – K12	$6,977	$5,599	$15,743	$15,636
Amount allocated to participating Series A stockholders	$(497)	$(457)	$(1,124)	$(1,241)

Income available to common stockholders – diluted	$6,480	$5,142	$14,619	$14,395

Share computation:
Weighted average common shares – basic historical	35,876,629	30,958,807	35,753,156	30,620,330
Effect of dilutive stock options and restricted stock awards	36,947	799,506	269,867	707,214

Weighted average common shares outstanding – diluted	35,913,576	31,758,313	36,023,023	31,327,544

Diluted net income per share	$0.18	$0.16	$0.41	$0.46

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial condition and results of operations, as it only requires a change in the format of presentation.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The provision for income taxes is based on earnings reported in the unaudited condensed consolidated financial statements. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the quarter ended March 31, 2012 and 2011, the Company’s effective income tax rate was 41.0% and 50.0%, respectively. For the nine months ended March 31, 2012 and 2011, the Company’s effective income tax rate was 43.1% and 49.0%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

5.	Long-term Obligations

Capital Leases

As of March 31, 2012 and June 30, 2011, computer equipment under capital leases were recorded at a cost of $87.8 million and $61.2 million, respectively, and accumulated depreciation of $56.5 million and $43.7 million, respectively. Borrowings under lease lines had interest rates ranging from 2.62% to 6.24% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding.

The Company’s current lease line of credit with PNC Equipment Finance, LLC (“PNC”) expires in August 2012. The Company expects to renew its lease line of credit prior to its expiration date. The interest rate on new advances under the PNC equipment lease line is set at the time the funds are advanced based upon interest rates in the Federal Reserve Statistical Release H.15.

Notes Payable

The Company has purchased computer software licenses and maintenance services through unsecured notes payable arrangements with various vendors at interest rates ranging up to 6.1% and payment terms of three years. There are no covenants associated with these notes payable arrangements. The balance of notes payable at March 31, 2012 and June 30, 2011 was $2.3 million and $3.7 million, respectively.

The following is a summary as of March 31, 2012 of the present value of the net minimum payments on capital leases and notes payable under the Company’s commitments:

March 31,	Capital Leases	Notes Payable	Total
2012	$17,327	$1,178	$18,505
2013	$12,046	$1,178	$13,224
2014	$5,837	—	$5,837
Thereafter	$50	—	$50

Total minimum payments	$35,260	$2,356	$37,616
Less amount representing interest (imputed average capital lease interest rate of 3.7%)	$(1,148)	$(57)	$(1,205)

Net minimum payments	$34,112	$2,299	$36,411
Less current portion	$(16,571)	$(1,137)	$(17,708)

Present value of minimum payments, less current portion	$17,541	$1,162	$18,703

6.	Line of Credit

The Company has a $35 million line of credit with PNC Bank that expires in December 2012. The Company expects to renew its line of credit prior to its expiration date. As of March 31, 2012 and June 30, 2011, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

7.	Stock Option Plan

Stock Options

Stock option activity during the nine months ended March 31, 2012 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	2,765,729	$19.23
Granted	233,986	$26.78
Exercised	(205,732)	$15.28
Forfeited or canceled	(66,841)	$23.70

Outstanding, March 31, 2012	2,727,142	$20.07	4.11	$13,330

Stock options exercisable at March 31, 2012	1,960,862	$19.09	3.41	$11,256

The total intrinsic value of options exercised during the nine months ended March 31, 2012 was $3.4 million. The weighted-average grant date fair value of options granted during the nine months ended March 31, 2012 was $11.61.

As of March 31, 2012, there was $6.0 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.2 years. During the three months ended March 31, 2012 and March 31, 2011, the Company recognized $1.0 million and $1.2 million, respectively of stock based compensation expense related to stock options. Stock based compensation expense related to stock options that was recognized during the nine months ended March 31, 2012 and March 31, 2011, aggregated $3.2 million and $3.9 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2012 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2011	444,151	$23.62
Granted	348,940	$26.28
Vested	(176,629)	$23.30
Forfeited or canceled	(48,239)	$26.85

Nonvested, March 31, 2012	568,223	$25.08

As of March 31, 2012, there was $9.7 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the nine months ended March 31, 2012 was $4.1 million. During the three months ended March 31, 2012 and March 31, 2011, the Company recognized $1.6 million and $0.8 million, respectively of stock based compensation expense related to restricted stock awards. Stock based compensation expense related to restricted award that was recognized during the nine months ended March 31, 2012 and March 31, 2011, aggregated $4.1 million and $3.6 million, respectively.

8.	Related Party

For the nine months ended March 31, 2012, the Company purchased services and assets in the amount of $0.6 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. in the amount of $0.2 million as of March 31, 2012.

During the nine months ended March 31, 2012, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

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

Hoppaugh Complaint

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. 1:12-cv-00103-CMH-IDD. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Hoppaugh Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. On April 2, 2012, the Arkansas Teacher Retirement System filed a Motion for Appointment as Lead Plaintiff, which is pending. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Hoppaugh Complaint. In addition to the above-described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch, et. al., Case No. 1:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed until motions to dismiss in the Hoppaugh Complaint are decided.

10.	Business combination

Investment in Web International Education Group, Ltd.

On January 3, 2011, K12 invested $10 million in Web International Education Group, Ltd. (Web). This investment gives the Company a 20% minority interest in Web, with the option by June 30, 2012 to: (i) purchase no less than 51% of the shares of Web, (ii) purchase all remaining equity interest between January 1, 2013 and December 31, 2015, (iii) put the shares back to Web for the $10 million investment plus interest, or (iv) maintain the 20% minority interest. Web is a leader in English language training for learners of all ages throughout China with an extensive network of learning centers in cities throughout the country. The Company has recorded its investment in Web as an available for sale debt security because of our ability to put the investment to other Web stockholders in return for the original $10 million purchase price plus interest. During the nine months ended March 31, 2012, there was no change to the fair value of the Web investment based on the initial cost of the investment and Web’s financial performance since the initial investment. The Company continues to evaluate whether it will exercise its option to purchase additional interest in Web.

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

Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Education (Kaplan/Insight Assets) for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools and private virtual high schools throughout the United States that have been integrated into the Company’s existing operations. The majority of the purchase price on a preliminary basis has been allocated to goodwill and intangible assets for $6.7 million and $4.3 million, respectively.

11.	Supplemental Disclosure of Cash Flow Information

	(In thousands)
	Nine Months Ended
	March 31,
	2012		2011
Cash paid for interest		$726	$680

Cash paid for taxes, net of refunds		$84	$4,551

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations		$25,596	$15,613

Business Combinations:
— Current assets		$1,049	$17,317

— Property and equipment		$1,941	$12,879

— Capitalized curriculum development costs		$100	$8,073

— Intangible assets		$3,115	$27,310

— Goodwill		$6,777	$51,727

— Other non-current assets		$—	$138

— Deferred tax liabilities	$		$(8,817)

— Assumed liabilities		$—	$(9,829)

— Deferred revenue		$(342)	$(3,671)

— Other noncurrent liabilities		$—	$(1,931)

— Contingent consideration		$—	$(1,700)

— Issuance of Series A Special Stock		$—	$63,112

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three and nine month periods ended March 31, 2012.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested approximately $275 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines our curriculum and offerings with an individualized learning approach well-suited for virtual public schools, hybrid schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We offer foreign language courses and camps with Middlebury Interactive Languages (MIL), our joint venture with Middlebury College. We also operate three online private schools: K12 International Academy, Keystone School and the George Washington University Online High School, as well as a brick and mortar private school, IS Berne. The Company currently has a 20% ownership interest in The Web International Education Group, Ltd. (Web) which provides English instruction to young adults in China. We also currently serve the post-secondary market through Capital Education LLC, a provider of online services to post-secondary institutions.

As with a traditional public school, a virtual public school or hybrid school must comply with state education regulations. The fundamental difference between traditional public schools and virtual public schools is that students attend virtual and hybrid public schools primarily over the Internet instead of traveling to a physical classroom. In their online learning environment, students receive assignments, complete lessons and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments and sometimes face-to-face. The majority of states have embraced virtual public schools or hybrid schools as a means to provide families with a publicly-funded alternative to a traditional classroom-based education. For parents who believe their child is not thriving and for whom relocating or attending a private school is not an option, virtual and hybrid public schools can provide a compelling choice. A hybrid school is a virtual public school that combines the benefits of face-to-face time for students and teachers in a traditional classroom setting along with the flexibility and individualized learning advantages of online instruction. From an education policy standpoint, virtual and hybrid public schools often represent a savings to taxpayers when compared with traditional public schools because they are generally funded at a lower per pupil level than the per pupil state average as reported by the U.S. Department of Education. Finally, because parents are generally not required to pay tuition to attend a public school, virtual and hybrid public schools make our learning system an attractive alternative within the public school system.

Our proprietary curriculum, online learning platform and varying levels of academic and management services, which can range from individual courses to complete turnkey online schools, are offered to our virtual public school, school district and private school partners. Virtual and hybrid public schools under turnkey management contracts (Managed Schools) account for approximately 84% of our revenue during the current fiscal year. For the 2011-12 school year, we manage schools in 29 states and the District of Columbia. In July 2010, through our acquisition of KC Distance Learning, Inc. (KCDL), we added iQ Academies and now manage these programs in five states where we also manage other virtual public schools. These Managed Schools generally are able to enroll students on a statewide basis. From time-to-time, service agreements with certain Managed Schools may not be renewed by us or the customer, although students are usually able to migrate to other Managed Schools serving the particular state.

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

We manage four private schools where parents can enroll students on a tuition basis for either a full-time online education or individual courses to supplement their children’s traditional instruction. In 2008, we launched the K12 International Academy, a private school that we operate using our curriculum. This school is accredited and enables us to offer students worldwide the same full-time education programs that we provide to the virtual and hybrid public schools we manage, including the option to enroll in individual courses. This school is organized as a private international school and enrolled students can interact with their classmates from more than 85 countries. Through our acquisition of KCDL, we added The Keystone School, a private school that has been serving students for over 37 years and offers online and correspondence courses. In January 2011, we launched the George Washington University Online High School (GWUOHS), a program that offers our college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. In April 2011, we acquired the operations and substantially all the assets of the International School of Berne (IS Berne), a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12.

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

We made a strategic investment for a 20% minority ownership interest in Web, a provider of English language training in China. This investment gives us the option by June 30, 2012 to: (i) purchase no less than 51% of Web before July 1, 2012, (ii) purchase all remaining equity interest between January 1, 2013 and December 31, 2015, (iii) put the shares back to Web for the $10 million investment plus interest, or (iv) maintain the 20% minority interest. Web serves learners of all ages including university students, government workers, and employees of international companies. Web currently has an extensive network of learning centers throughout China. Web education centers are outfitted with learning labs that use modern computer terminals and internet connections. Students can access our curriculum and other electronic learning resources from the Web centers. We are currently evaluating whether we will exercise our option to purchase additional interest in Web.

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

For the three months ended March 31, 2012, our total average enrollment was 147,728 students as compared to 101,030 students for the same period in the prior year, a growth rate of 46.2%. Our enrollments include students in Managed Schools, students in programs offered by school districts (Institutional Business) and students in our Private Schools. Students served through our Institutional Business and Private School offerings may enroll in a single course. For better comparability, these students are converted to full-time equivalents (FTEs) on a four course basis. We currently exclude selected programs from our reported enrollment. For example, we do not include students in our consumer channel as we do not monitor the progress of these students in the same way as we do in other programs. We typically sell our A+ curriculum as a site license. As these schools are not limited in the number of students who may access our curriculum, we do not include these students in our enrollment totals. We also exclude students from Capital Education and our classroom pilots. As our business continues to evolve and diversify, we will be evaluating other metrics that may be more useful to investors.

For the three months ended March 31, 2012, we increased revenues to $178.2 million from $130.3 million in the same period in the prior year, a growth rate of 36.8%. The growth of revenue in the quarter reflects our organic revenue growth in our core Managed Schools business, increases in revenue from our Institutional Business and Private Schools, plus revenue from our acquisition of the International School of Berne on April 1, 2011, and the Kaplan/Insight asset acquisition on July 1, 2011, neither of which were included in our prior period results. Our operating income increased to $11.6 million from $10.8 million in the same period in the prior year, a growth rate of 7.4%. Net income to stockholders increased to $6.7 million from net income to stockholders of $5.3 million, an increase of 26.4%. The increase in net income was primarily attributable to the increase in operating income and lower income tax expense compared to the same period in the prior year.

In the last two years, we completed several strategic transactions to accelerate our growth, expand our course catalogue and service offerings and extend our distribution capabilities. With these initiatives and our recent acquisitions, we believe we have improved our growth potential and the long-term ability to scale our business and operations. See Note 10 “Business combination” in the accompanying unaudited condensed consolidated financial statements for additional information on our acquisitions and investments.

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

Investment in Web International Education Group, Ltd.

In January 2011, we invested $10 million in cash in Web International Education Group Ltd. (Web). This investment gives us a 20% minority interest in Web, with the option by June 30, 2012 to: (i) purchase no less than 51% of the shares of Web, (ii) purchase all remaining equity interest between January 1, 2013 and December 31, 2015, (iii) put the shares back to Web for the $10 million investment plus interest, or (iv) maintain the 20% minority interest. Web is a provider of English language training for learners of all ages throughout China with an extensive network of learning centers in cities throughout the country. We are currently evaluating whether we will exercise our option to purchase additional interest in Web.

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

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain assets and Insight School management contracts (Kaplan/Insight Assets) of Kaplan Virtual Education, a subsidiary of Kaplan, Inc. The Kaplan/Insight Assets included contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition allows us to serve more students with multiple curriculum platforms, leverage the Insight School brand in certain schools to create a differentiated product offering for “at-risk” students and leverage our existing virtual academy operations. The Kaplan/Insight Assets have been integrated with our online charter school operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our year 2011 audited consolidated financial statements, which are included in our Annual Report. Other than those described in the condensed consolidated financial statements, there have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Financial Statement Overview

The Company has experienced a number of changes that affect the comparability of period to period financial results. These changes include: the acquisition of KCDL on July 23, 2010; the acquisition of American Education Corporation (AEC) on December 1, 2010; the acquisition of the International School of Berne on April 1, 2011; and the acquisition of Kaplan Virtual Education and Insight Schools (Kaplan/Insight Assets), on July 1, 2011. The operating activities from these acquisitions are included in our third quarter and year to date financial results. The prior year to date results include KCDL for approximately eight months and AEC for four months.

The third quarter and year to date results include operating activities associated with investments to support our growth and business expansion that were not incurred during the prior year periods. These investments include our internal business support systems, a second data center to support operations, and expansion of our products and services into new international, academic and institutional sales markets. Certain business support systems and a second data center were under development during prior periods and development costs were generally capitalized. The third quarter includes maintenance and license costs, depreciation and other operating costs associated with operating these assets. The operating costs associated with maintaining these systems will continue in future periods.

Our student enrollment has experienced a shift in the mix of students in our programs with an increased level of high school students as compared to prior periods. The shift occurred from organic growth in our Virtual Academies, expansion of our private schools, and our acquisition of Kaplan/Insight Assets, which only included students in grades 6-12. Our continued expansion into the institutional sales business and private school markets also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third party distributor costs and third party royalty costs for our institutional sales business. We may continue to experience changes in our enrollment, revenue and cost mix as we continue expansion into markets different than our traditional Virtual Academy business. Our other nascent businesses have not yet reached scale and are creating negative pressure on margins.

We incurred transition and integration costs during the current year to date period associated with the acquisition of the Kaplan/Insight Assets and temporary teach out costs associated with private school students acquired in the acquisition. During the three months ended March 31, 2012, we have incurred additional legal costs defending various litigation against the Company. We believe that all the above factors, particularly the large infrastructure investments, mergers and the lower current year capitalization rate for various development projects, reduce the comparability of our operating results for the periods ended March 31, 2012 with the comparable 2011 periods.

Funding Overview

State education budgets remain under pressure due to the current economic environment, and public school funding levels, including for the online public schools that we manage, have been reduced in many states over the past few years and even mid-year adjustments have occurred. We routinely monitor state legislative activity and regulatory proceedings that might impact the funding received by the schools we serve and to the extent possible, factor potential outcomes into our business planning decisions. We have taken reserves during the current year in light of certain funding proposals and for individual school deficit allowances in several states. In addition, because of current economic pressures on state funding, some states are delaying their payments to public schools. We have experienced delays in receiving payments from our Managed Schools that are dependent on state funding before remitting payment to us. As a result of these deferred payments, we have experienced higher accounts receivable throughout the third quarter and year, which has negatively impacted our cash position and cash provided from operations. We currently expect to receive payment from certain states that have deferred payment in the early part of our 2013 fiscal year.

Results of Operations

Enrollment

Our reported total average enrollments include students in Managed Schools, students taking K12 curriculum or Aventa online programs offered by school districts (Institutional Business), and students in Private Schools. Students served through our Institutional Business and Private School offerings may enroll in a single course. For better comparability, these students are converted to full-time equivalents (FTEs) on a four course basis. We currently exclude selected programs from our reported enrollment. For example, we do not include students in our consumer channel as we do not monitor the progress of these students in the same way as we do in other programs. We typically sell our A+ curriculum (acquired with AEC) as a site license. As these schools are not limited in the number of students who may access our curriculum, we do not include these students in our enrollment totals. We also exclude students from post-secondary institutions served by Capital Education and our classroom pilots. As our business continues to evolve and diversify, we will be evaluating other metrics that may be more useful to investors.

Total average enrollments for the three months ended March 31, 2012 increased to 147,728 or 46.2% as compared to 101,030 for the same period in the prior year. High school students comprised 44.8% of public school enrollment as compared to 26.1% in the same period in the prior year. Enrollments in Managed Schools for the three months ended March 31, 2012 increased 46.4% to 105,912 from 72,344 for the same period in the prior year. Managed Schools include virtual and hybrid public schools.

Enrollments in Institutional Business for the three months ended March 31, 2012 increased 49.4% to 31,367 from 21,002 for the same period in the prior year. Our Institutional Business provides curriculum and services to schools and school districts. For better comparability, enrollments reported are converted to full-time equivalents (FTEs) on a four course basis.

Enrollments in Private Schools for the three months ended March 31, 2012 increased 36.0% to 10,449 from 7,684 for the same period in the prior year. Private schools include the K12 International Academy, Keystone, GWUOHS, and IS Berne. These private schools offer educational services on a full and part-time basis. For better comparability, enrollments reported are converted to full-time equivalents (FTEs) on a four course basis.

The following table sets forth average enrollment data by distribution channel for each of the periods indicated:

	Three Months Ending		Growth		Nine Months Ending		Growth
	March 31,		2012 / 2011		March 31,		2012 / 2011
	2012	2011	Change	Change %	2012	2011	Change	Change %

K12 Average Enrollment
Managed Public Schools	105,912	72,344	33,568	46.4%	105,109	72,332	32,777	45.3%
Institutional Business	31,367	21,002	10,365	49.4%	29,981	19,674	10,307	52.4%
Private Schools	10,449	7,684	2,765	36.0%	10,125	7,650	2,475	32.4%

Total Average Enrollment	147,728	101,030	46,698	46.2%	145,215	99,656	45,559	45.7%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	$178,175	$130,293	$538,005	$394,167

Cost and expenses
Instructional costs and services	105,955	77,727	314,410	229,004
Selling, administrative, and other operating expenses	53,619	36,763	175,836	122,438
Product development expenses	7,012	4,972	20,810	12,318

Total costs and expenses	166,586	119,462	511,056	363,760

Income from operations	11,589	10,831	26,949	30,407
Interest expense, net	(265)	(307)	(722)	(970)

Income before income taxes and noncontrolling interest	11,324	10,524	26,227	29,437
Income tax expense	(4,638)	(5,260)	(11,311)	(14,310)

Net income	$6,686	$5,264	$14,916	$15,127
Add net loss attributable to noncontrolling interest	291	335	827	509

Net Income — K12 Inc.	$6,977	$5,599	$15,743	$15,636

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	00000000	00000000	00000000	00000000
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	59.5	59.7	58.4	58.1
Selling, administrative, and other operating expenses	30.1	28.2	32.7	31.1
Product development expenses	3.9	3.8	3.9	3.1

Total costs and expenses	93.5	91.7	95.0	92.3

Income from operations	6.5	8.3	5.0	7.7
Interest expense, net	(0.2)	(0.2)	(0.1)	(0.2)

Income before income taxes and noncontrolling interest	6.3	8.1	4.9	7.5
Income tax expense	(2.6)	(4.0)	(2.1)	(3.6)

Net income	3.7%	4.1%	2.8%	3.9%
Add net loss attributable to noncontrolling interest	0.2	0.2	0.1	0.1

Net income — K12 Inc.	3.9%	4.3%	2.9%	4.0%

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and nine months ended March 31, 2012 as compared to the same periods in the prior year.

Comparison of the Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

Revenues. Our revenues for the three months ended March 31, 2012 were $178.2 million, representing an increase of $47.9 million, or 36.8%, as compared to revenues of $130.3 million for the same period in the prior year. This increase was primarily attributable to 46.2% increase in enrollments in all K12 programs from organic growth and acquisitions. Our acquisitions contributed approximately $9.3 million revenue growth during the three ending March 31, 2012 compared to the prior year period. Managed

Schools revenues increased by $37.7 million to $151.8 million during the third quarter as compared to the prior year. Institutional Business revenues increased by $4.5 million to $14.4 million during the third quarter as compared to the prior year. Private Schools and other revenues increased by $5.7 million to $12.0 million during the third quarter as compared to the prior year.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended March 31, 2012 were $106.0 million, representing an increase of $28.3 million, or 36.4%, as compared to instructional costs and services expenses of $77.7 million for the same period in the prior year. Instructional costs and services expenses decreased slightly as a percentage of revenue during the periods. The increase includes expenses to operate and manage schools including the Insight Schools acquired from KVE and newly launched schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $6.8 million associated with our increased enrollments.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the three months ended March 31, 2012 were $53.6 million, representing an increase of $16.8 million, or 45.7%, as compared to selling, administrative and other operating expenses of $36.8 million for the same period in the prior year. The primary drivers of this increase were: personnel costs, including salaries, benefits and incentive compensation; marketing; professional fees including student support center costs, the implementation costs of internal business support systems, legal costs associated with ongoing litigation and license and maintenance costs associated with internal infrastructure; and depreciation and amortization expenses. As a percentage of revenues, selling, administrative, and other operating expenses increased to 30.1% for the three months ended March 31, 2012 as compared to 28.2% for the same period in the prior year, primarily associated with the items identified above.

Product development expenses. Product development expenses include costs related to new products and information technology systems. For the three months ended March 31, 2012, product development expenses were $7.0 million, representing an increase of $2.0 million, or 40.0% as compared to $5.0 million for the same period in the prior year. The increase is primarily due to the increase in internal software development projects and other non-capitalizable work, which decreased the Company’s capitalization rate. This increase was offset by decreased amortization costs for the period. Due to timing and nature of the projects, the capitalization rate during the period was lower than historical levels, resulting in higher current period expense. As a percentage of revenues, product development expenses increased slightly to 3.9% for the three months ended March 31, 2012 as compared to 3.8% for the same period in the prior year primarily due to the items identified above.

Interest expense, net. Net interest expense for the three months ended March 31, 2012 was $0.3 million as compared to net interest expense of $0.3 million for the same period in the prior year.

Income taxes. Income tax expense for the three months ended March 31, 2012 was $4.6 million, or 41.0% of income before income taxes, as compared to an income tax expense of $5.3 million, or 50.0% of income before taxes, for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible transaction costs and other non-deductible expenses in the current period.

Noncontrolling interest. Noncontrolling interest for the three months ended March 31, 2012 was $0.3 million as compared to $0.3 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to stockholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Comparison of the Nine Months Ended March 31, 2012 and Nine Months Ended March 31, 2011

Revenues. Our revenues for the nine months ended March 31, 2012 were $538.0 million, representing an increase of $143.8 million, or 36.5%, as compared to revenues of $394.2 million for the same period in the prior year. This increase was primarily due to organic revenue growth in our core schools business and enrollment growth. Managed Schools revenues increased by $105.5 million to $451.5 million during the nine months as compared to the prior year. Institutional Business revenues increased by $20.8 million to $49.7 million during the nine months as compared to the prior year. Private Schools and other revenues increased by $17.5 million to $36.8 million during the nine months as compared to the prior year.

Instructional costs and services expenses. Instructional costs and services expenses for the nine months ended March 31, 2012 were $314.4 million, representing an increase of $85.4 million, or 37.3%, as compared to instructional costs and services expenses of $229.0 million for the same period in the prior year. This increase was primarily attributable to an increase in expenses to operate and manage schools including the Insight Schools acquired from KVE and newly launched schools. In addition, costs to supply curriculum, books, educational materials and computers to students increased $14.7 million due to our enrollment growth. As a percentage of revenues, instructional costs and services expenses remained relatively consistent at 58.4% compared with 58.1% for the nine month periods ended March 31, 2012 and 2011, respectively.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the nine months ended March 31, 2012 were $175.8 million, representing an increase of $53.4 million, or 43.6%, as compared to selling, administrative and other operating expenses of $122.4 million for the same period in the prior year. This increase was primarily attributable to increases in: personnel costs, including salaries, benefits and incentive compensation; marketing and student enrollment counseling; third party commissions related to the Company’s institutional sales; accounting and internal and external audit fees related to the Company’s public filing and tax returns; investment in the institutional sales organization and distribution network; professional fees which included costs associated with the internal business support systems, transaction costs, and legal costs associated with ongoing litigation, and license and maintenance costs associated with internal infrastructure; and depreciation and amortization expense. As a percentage of revenues, selling, administrative, and other operating expenses increased to 32.7% for the nine months ended March 31, 2012 as compared to 31.1% for the same period in the prior year.

Product development expenses. Product development expenses for the nine months ended March 31, 2012, were $20.8 million, representing an increase of $8.5 million, or 69.1%, as compared to $12.3 million for the same period in the prior year. Product development expenses include costs related to new products and information technology systems. The increase is primarily due to the increase of preliminary design work related to internal software development projects. Due to timing and nature of the projects, the capitalization rate during the period was lower than historical levels. As a percentage of revenues, product development expenses increased to 3.9% for the nine months ended March 31, 2012 as compared to 3.1% for the same period in the prior year primarily due to the items identified above.

Interest expense, net. Net interest expense for the nine months ended March 31, 2012 was $0.7 million as compared to net interest expense of $1.0 million for the same period in the prior year. The decrease in net interest expense is primarily due to lower average interest rates on capital lease obligations.

Income taxes. Income tax expense for the nine months ended March 31, 2012 was $11.3 million, or 43.1% of income before income taxes, as compared to an income tax expense of $14.3 million, or 48.6% of income before taxes for the same period in the prior year. The decrease in the tax rate is primarily due to a decrease in non-deductible transaction costs and other non-deductible expenses in the nine month period.

Noncontrolling interest. Noncontrolling interest for the nine months ended March 31, 2012 was $0.8 million as compared to noncontrolling interest of $0.5 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to stockholders in our joint venture in the Middle East and Middlebury Interactive Languages.

Liquidity and Capital Resources

As of March 31, 2012 and June 30, 2011, we had cash and cash equivalents of $123.7 million and $193.1 million, respectively, excluding restricted cash. The decrease of $69.4 million was primarily due to an increase in accounts receivable from our Managed Schools. Because of current economic pressures on certain states’ funding, some states have delayed their payments to public schools, and as a public school, we have experienced delays in receiving payments from some of our Managed Schools that are dependent on state funding before remitting payment to us. As a result, we have experienced higher accounts receivable throughout the current fiscal year than during prior fiscal years, which, in conjunction with an increase in capital expenditures, contributed to a reduction in our cash position. The buildup of accounts receivable has also contributed to a reduction in our cash provided from operations during the current fiscal year. In addition, we used cash to acquire the Kaplan/Insight Assets and invest in capital expenditures and product development. We also provided working capital to operate the acquired Kaplan/Insight schools and launches of new schools. We financed our capital expenditures during the nine months ended March 31, 2012 primarily with cash and capital lease financing. As of March 31, 2012 and June 30, 2011, our cash balance included $6.7 million and $6.6 million, respectively, associated with our consolidated joint ventures.

In addition to our cash and line of credit availability, we had accounts receivable of $205.3 million and $96.2 million as of March 31, 2012 and June 30, 2011, respectively. Our accounts receivable provide an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the timing of customer billings and collections. Accounts receivable typically are at the highest levels in the first quarter as we begin billing for students and at the lowest levels during the fourth quarter as we receive final payments from the states. Our accounts payable and accrued expenses also impact our liquidity as cash payments are made to vendors in the normal course of business. Our accounts payable balance fluctuates throughout the year based on the timing of expenses incurred and tend to be highest in the first quarter as we prepare for the school year and students.

We have a $35 million line of credit with PNC Bank that expires December 2012. As of March 31, 2012 no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit. We intend to renew our line of credit prior to its expiration in December 2012.

We have amended our equipment lease line of credit with PNC Equipment Finance, LLC to increase the amount available for new purchases of student computers to $27.0 million through August 2012. The interest rate on the borrowings is set at the time of borrowing based upon interest rates in the Federal Reserve Statistical Release H.15. We intend to renew our equipment lease line of credit for future student computer financing prior to its expiration in August 2012 or to pursue other methods of financing student computers in future periods.

For the nine months ended March 31, 2012, we entered into capital leases totaling $25.6 million to finance the purchase of student computers and other equipment at an interest rate of approximately 2.76% bringing the total lease balance outstanding at March 31, 2012 to $34.1 million. These leases include a 36-month payment term with a bargain purchase option at the end of the term. Accordingly, we include this equipment in property and equipment and the related liability in capital lease obligations. In addition, we have pledged the assets financed with the equipment lease line to secure the amounts outstanding.

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

Redemption Right of Middlebury College

In the formation of our joint venture with Middlebury College (Middlebury), at any time after the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to us (put right). Given the put right is redeemable outside of our control, it is recorded outside of permanent equity at its estimated redemption value. The purchase price for Middlebury’s Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. We will record the redemption value of the redeemable noncontrolling interest on each balance sheet date in accordance with EITF Topic D-98 and any changes to the redemption value should be recognized as adjustments to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in capital. As of March 31, 2012, the redeemable noncontrolling interest was $17.2 million. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

Operating Activities

Net cash (used in)/provided by operating activities for the nine months ended March 31, 2012 and 2011 was $(13.5) million and $27.0 million, respectively. Cash from operations reflects the timing of cash collections from services provided and payment of operating costs to fund the continued growth and expansion of our business. The decrease in cash from operations was the result of increases in accounts receivable, prepaid expenses and other current assets, and decreases in accounts payable; offset by deferred revenue, depreciation expense, deferred taxes, accrued expenses and inventory. We have experienced delays in receiving payments of our accounts receivables from certain Managed Schools that are dependent on state funding before remitting payment to us. As a result, we have experienced higher accounts receivable throughout the current fiscal year than during the prior fiscal year, which has negatively impacted our cash flows from operations.

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

The increase in accrued expenses is primarily due to the timing of payments to vendors and service providers for strategic marketing, student recruiting expenses, professional services, and equipment purchases. The decrease in inventories is primarily due to materials shipped to students, partially offset by purchases. Depreciation expense increased as a result of the Company’s continued investment in infrastructure to support current and future growth, including capital expenditures.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2012 and 2011 was $45.5 million and $68.6 million, respectively.

Net cash used in investing activities for the nine months ended March 31, 2012 was primarily due to purchases of property and equipment, including capitalized software, of $22.5 million, the purchase of Kaplan/Insight Assets of $12.6 million, and investment in capitalized curriculum development of $10.3 million, primarily related to the production of high school courses and middle school math courses.

Net cash used in investing activities for the nine months ended March 31, 2011 was primarily due to acquisition activities including the acquisition of AEC for $24.5 million (net of $3.8 million acquired cash and refunded escrow amounts), a $10 million investment of a 20% interest in Web International, and approximately $2.0 million for our acquisition of the International School of Berne, which formally closed on April 1, 2011. In association with the AEC acquisition, we deposited $6.8 million into a performance escrow with payment dependent on AEC achieving specified financial targets, and we were repaid the full $6.8 million during the period. In addition, investing activities included purchases of property and equipment, including capitalized software of $20.3 million, including $5.7 million for license and implementation of an enterprise software application, $2.2 million for expansion of our corporate offices, and $1.5 million for equipment in the build out of our second data center; investment in capitalized curriculum development of $11.7 million, primarily related to the production of high school courses, middle school math courses, and language courses.

In addition to the investing activities above, for the nine months ended March 31, 2012 and 2011, we financed through capital leases, purchases of student computers and other equipment in the amount of $25.6 million and $15.6 million, respectively.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2012 and 2011 was $10.6 million and $0.3 million, respectively.

For the nine months ended March 31, 2012, net cash used in financing activities was primarily due to payments on capital leases and notes payable of $13.4 million and the repurchase of restricted stock for income tax withholding of $1.3 million, partially offset by proceeds from the exercise of stock options of $3.1 million and the related tax benefit of $1.2 million.

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

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

During the nine months ended March 31, 2012, we provided a guarantee of approximately $6.7 million related to a 10-year lease commitment on the building for a newly managed hybrid school. There were no other changes to our guarantee and obligations from those disclosed in our fiscal year 2011 audited consolidated financial statements.

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The total amount due under contractual obligations increased during the nine months ended March 31, 2012 primarily due to approximately $25.6 million for capital leases related to student computers, net of payments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2012 and June 30, 2011, we had cash and cash equivalents totaling $123.7 million and $193.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2012, a 1% gross increase in interest rates earned on cash would result in $1.2 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2012, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012 as the material weakness identified as of June 30, 2011 still exists.

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

Management has assessed the processes surrounding the project management of the ERP implementation and determined that the ERP system implementation plan was insufficiently comprehensive which caused delays and ultimately prevented the year-end close from being completed in a timely manner. To address implementation challenges, external resources and Company information technology and accounting staff have been engaged in intensive quality control and checking of the new ERP system, including the interfaces with the multiple accounting systems inherited with our recent acquisitions to perform the year end close and ensure accurate financial reporting. The Company has completed its initial implementation and anticipates future enhancements and updates to the new ERP system. The Company will thoroughly review and improve its system implementation plans and related processes that impact future internal business support systems, enhancements and updates.

This control deficiency could have resulted in a material misstatement to the interim consolidated financial statements that would not be prevented or detected as of the initial filing date deadline. Accordingly, management determined that this control deficiency constituted a material weakness as of March 31, 2012.

During the nine months ended March 31, 2012, in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the effort to remediate the material weakness in our internal control over financial reporting has had a positive effect on our internal control over financial reporting. Management anticipates that these measures and other ongoing enhancements will continue to have a positive impact on our internal control over financial reporting in future periods. Notwithstanding such efforts, the material weakness related to project management of a new enterprise-wide financial system (“ERP”) and the resulting effects on the timeliness of our year-end close existed in our internal control over financial reporting described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these controls and intends to make additional changes that management determines to be appropriate.

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

Hoppaugh Complaint

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. 1:12-cv-103-CMH-IDD (the “Hoppaugh Complaint”). The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Hoppaugh Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified monetary damages and other relief. On April 2, 2012, the Arkansas Teacher Retirement System filed a Motion for Appointment as Lead Plaintiff, which is pending. The Company intends to defend vigorously against the claims asserted in the Hoppaugh Complaint. In addition to the above-described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch, et. al., Case No. 1:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed until motions to dismiss in the Hoppaugh Complaint are decided.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

Number	Description

10.1*	Employment Agreement for Timothy L. Murray

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350.

101*	The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 INC.

/s/ RONALD J. PACKARD

Name:	Ronald J. Packard

Title:	Chief Executive Officer

Date: May 8, 2012