Form 10-K
period 2012-06-30
K12 INC
filed 2012-09-12
CIK 1157408

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33883

K12 Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (I.R.S. Employer Identification No.)
2300 Corporate Park Drive
Herndon, VA 20171 (Address of principal executive offices) (Zip Code)	(703) 483-7000 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange (NYSE)

         Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2011 was approximately $404,679,000. Aggregate market value excludes an aggregate of approximately 18,004,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of the registrant's common stock outstanding as of September 7, 2012 was 36,844,093.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended June 30, 2012, are incorporated by reference into Part III of this Form 10-K.

i

CERTAIN DEFINITIONS

        Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the "Annual Report") to "K12," "K12," "Company," "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

  •
  the reduction of per pupil funding amounts at the schools we serve;

  •
  failure of the schools we serve to comply with regulations resulting in a loss of funding or an obligation to repay funds previously received;

  •
  reputation harm resulting from poor performance or misconduct by operators in any school in our industry and in any school in which we operate;

  •
  legal and regulatory challenges from virtual and blended public school opponents;

  •
  discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;

  •
  termination of our contracts with schools due to a loss of authorizing charter;

  •
  failure to enter into new contracts or renew existing contracts with schools;

  •
  risks associated with entering into and successfully integrating mergers, acquisitions and joint ventures;

  •
  our potential inability to further develop, maintain and enhance our technology, products, services and brands;

  •
  inability to recruit, train and retain quality teachers and employees;

  •
  infringement of our intellectual property; and

  •
  new market entrants and competitive technologies.

        Forward-looking statements reflect our management's expectations or predictions of future conditions, events or results based on various assumptions and management's estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial conditions may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors

ii

that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in "Part 1—Item 1A—Risk Factors."

        Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in "Part 1—Item 1A—Risk Factors" of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

iii

PART I

ITEM 1.    BUSINESS

Company Overview

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $305 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to districts, public schools, private schools, charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

        As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of online public schools, school districts, states, private schools and individual learners. These core competencies include our ability to create engaging curriculum, train teachers to be effective in online instruction, provide turn-key management services to online schools, customize online learning programs for school districts, develop innovative new offerings (such as our Flex schools and National Math Lab) and assist legislators and policy makers in understanding the many benefits of online learning to complement and transform traditional schools. These strengths enable us to provide a unique set of products and services primarily to three lines of business that share many common attributes, including, curriculum, learning systems, management expertise, logistical systems and marketing. These businesses are: Managed Public Schools (turn-key management services provided to public schools), Institutional Business (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Business (private schools for which we charge student tuition and make direct consumer sales).

Managed Public Schools	Institutional Business	International and Private Pay Business
• Full-time virtual schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	—The Keystone School
—Flex schools	• A+ curriculum	— George Washington University Online HS
—Passport schools	• Middlebury joint venture	—K12 International Academy
—Discovery schools	• Pre-kindergarten	—IS Berne
—Other blended schools	• Post-secondary	• WEB (via investment)
• Independent course sales (Consumer)
  •
  Managed Public Schools.

    Virtual Public Schools.    The majority of our revenue is derived from virtual public schools that we manage. In addition to access to our course catalog, course materials and, in certain cases, student computers, we provide these schools with a variety of management, technology and academic support services. In full-time virtual managed schools, students receive online lessons over the Internet and utilize offline learning materials we provide. The full-time virtual schools we manage are generally associated with different curricula and orientations. K12 managed schools (often named virtual acadamies) serve K-8 or K-8 and high school students, principally utilize K12 curriculum, and attract both mainstream and at-risk students. In addition to these virtual academies, we manage Insight schools, which serve middle school and high school students, typically utilize the Aventa curriculum and tend to attract at-risk students. iQ Academies serve middle school and high school students, primarily utilize the Aventa curriculum, and are generally only partially managed by K12—typically, the academic program and regulatory compliance for iQ Academies are managed by their host school or school district.

    Blended Public Schools.    In addition to our full-time virtual programs, we also manage and sell our products and services to blended schools (sometimes referred to as hybrid schools), which are public schools that combine online and face-to-face instruction in many different arrangements with varying amounts of time spent in a physical learning center.

    For both virtual and blended managed schools, we generally take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation recommendations for school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. Funding is provided primarily by state governments. For the 2012-13 school year, we will provide turn-key management services to Managed Public Schools in 32 states and the District of Columbia.

  •
  Institutional Business.  We work closely as partners with a growing number of districts and schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. These institutions include public schools, school districts, private schools, charter schools and early childhood learning centers. Additionally, we operate a joint venture with Middlebury College, known as Middlebury Interactive Languages LLC ("MIL"), to develop and market online foreign language courses. For the 2011-12 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits state-wide online programs.

  •
  International and Private Pay Business.  We operate three online private schools: The Keystone School, the K12 International Academy and the George Washington University Online High School. We also manage a foreign brick and mortar private school (International School of Berne) and have entered into agreements which enable us to distribute our products and services to over 1,000 school partners throughout the world. We serve students from 85 countries around the world. We also are pursuing international opportunities where we believe there is significant demand for a quality online education; our principal customers are expatriate families and foreign students who wish to study in English. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or to supplement their child's traditional education.

        To support the growing demand for K-12 online education, we completed several strategic acquisitions since 2010 to expand our product line, primarily in our Institutional and Private Pay businesses, and to gain greater scale across our operations. Given our rapid growth, we have begun to make significant capital investments in our infrastructure, including most recently the core for a company-wide enterprise resource planning ("ERP") system, a second data center, and an upgrade to our customer relationship management ("CRM") system. As we continue to leverage our core competencies and integrate our acquisitions, we believe we are well positioned to drive and manage the substantial growth we have experienced since our first year as a public company when we achieved revenues of $141 million for the fiscal year ended June 30, 2007. Since fiscal year 2010, our revenues have increased from $384 million to $708 million, representing growth of 84% over two years.

Our Market

        The U.S. market for K-12 education is large and the acceptance of online learning continues to grow. For example:

  •
  According to the National Center for Education Statistics ("NCES"), a division of the U.S. Department of Education, approximately 49.5 million students attended K-12 public schools during the 2010-11 school year. In addition, according to National Home Education Research, approximately two million students are home schooled and, according to the NCES, approximately six million students are enrolled in private schools. Many of these students will take an online course and a small percentage will enroll in a full-time online program.

  •
  According to the NCES, the public school system alone encompassed more than 98,000 schools and approximately 13,900 districts during the 2010-11 school year.

  •
  The NCES estimates that total spending in the K-12 market was $650 billion for the 2008-09 school year.

  •
  According to the International Association for K-12 Online Learning ("iNACOL"), as of August 2010, 48 states had established a significant form of online learning initiative. In addition, according to Ambient Insight, an international market research firm, in 2011, 1.68 million K-12 students participated in a formal online learning program.

        Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, public charter schools emerged in 1988 to provide an alternative to traditional public schools and, according to the Center for Education Reform, have grown by 230% since 2001. Currently, there are over 5,000 charter schools operating in 41 states and the District of Columbia with an estimated enrollment of over 1.9 million students according to the Center for Education Reform. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost to deliver education.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

        As evidenced by the varying options being utilized by K-12 students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives and we expect them to extend their use of technology to their educational needs and choices. Our business is modeled on the premise that every student has the right to an education that is individualized, personalized and, available anywhere at any time. We also believe all students can benefit from more rigorous and engaging content.

        We believe that full-time virtual schools will meet the needs of a small percentage of the overall K-12 student population, but do represent and will continue to represent a large and growing opportunity in absolute terms. Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children's potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn faster or slower than they could in a "one size fits all" traditional classroom; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who need flexibility, such as student-athletes and performers who are not able to attend regularly-scheduled classes; (vi) college-bound students seeking to bolster their college readiness and application appeal by taking additional

Advanced Placement, honors and/or elective courses; (vii) high school dropouts; (viii) students of military families who desire high quality, consistent education across moves; and (ix) students for whom their current school option is otherwise not working. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals. The schools we manage, both public and private, which generated the majority of our revenue (approximately 84% in fiscal 2012), serve this demand.

        We believe that the majority of students in the United States will continue to be educated in school buildings, although we further believe that the academic benefits for many students and the significant savings for taxpayers will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges the traditional schools continue to face is adoption of technology and innovative new learning modalities. In our Institutional Business, we offer a complete solution for districts and schools that need a turn-key option and also offer online curriculum and services on a solutions-oriented, individualized basis for those customers who need less than a full-service offering. We believe this range of options creates the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we have invested significant resources, organically and through acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution's capabilities and needs. We have and will continue to pursue selected markets outside the United States where we believe our curricula can address local market needs.

        We believe that our core competencies, coupled with the significant investments we have made in our infrastructure and our strategic acquisitions and partnerships, position us to offer educational resources for all types of students. Regardless of whether a student chooses to remain in a classroom or seeks an alternative setting, attends public or private school, lives in the United States or abroad, wants to take online classes on a full or part-time basis or is an advanced or remedial student, our products and services offer students expanded educational opportunities.

Our Business Lines

Managed Public Schools

  Virtual Public Schools

        The majority of our revenue is derived from full-time virtual public schools that we manage. In addition to access to our course catalog, course materials and, in certain cases, student computers, we provide these schools with a variety of management, technology and academic support services. In full-time virtual managed schools, students receive online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. For parents who believe their child is not thriving in their current public school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice.

        Students are also provided the opportunity to participate in a wide variety of school activities, including outings and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

        The full-time virtual schools we manage are generally associated with different curricula and orientations. K12 managed schools (often named virtual acadamies) serve K-8 or K-8 and high school students, principally utilize the K12 curriculum and attract both mainstream and at-risk students. In addition to these virtual academies, we manage Insight schools, which serve middle school and high school students, typically utilize the Aventa curriculum, and tend to attract at-risk students. iQ

Academies serve middle school and high school students, primarily utilize the Aventa curriculum, and are generally only partially managed by K12—typically, the academic program and regulatory compliance for iQ Academies are managed by their host school or school district.

  Blended Public Schools

        In addition to our full-time virtual programs, we also manage and sell our products and services to blended schools (sometimes called hybrid schools), which are public schools that combine online and face-to-face instruction for students in many different arrangements. For the 2012-13 school year, we expect to manage blended schools in California, Hawaii, Illinois, Indiana and New Jersey.

        In contrast to a typical brick and mortar public school, blended schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility. We manage four types of blended schools, which bring students and teachers physically together more often than a purely online program. In the hybrid schools we manage, students attend a learning center on a part-time basis, where they receive direct instruction.

        Additionally, our Flex model is a unique blended school model we first launched in the fall of 2010. In this program, middle and high school students attend a learning center five days a week and access and engage in their individualized online lessons in an open study lab while receiving face-to-face direct instruction in areas of particular need. Flex schools leverage many of the capabilities of a virtual school with the advantages of a physical school environment.

        Another type of blended school option is the Passport program, which utilizes a similar basic instructional model as a Flex school and is designed for at-risk students, particularly those who have previously dropped out of high school, and therefore includes more counseling and support services. Due to the reality that many Passport students have work and/or child care responsibilities, most students spend half of each day on-site and complete the remainder of their work online.

        We have also piloted select grades and subjects of our curriculum in traditional brick and mortar classrooms in many states through our Discovery programs. These programs utilize an interactive whiteboard with our curriculum and emphasize our math and science courses. For these schools, we also provide intensive professional development for the school's teachers and work closely with the school's principal.

        For the 2012-13 school year, we will provide turn-key management services to Managed Public Schools in 32 states and the District of Columbia. For most of these schools, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. Managed Public Schools accounted for approximately 84% of our revenue in fiscal year 2012.

Institutional Business

        Public schools and school districts are increasingly adopting online solutions to cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. To address these growing needs, we provide curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full and part-time virtual, to blended learning and other options that can be used in traditional classrooms to differentiate instruction. Our catalog contains solutions to address specific student needs, including Advanced Placement, honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. We also provide highly qualified state-certified teachers, professional development and other support services as needed by our customers.

        In addition to providing a vast array of online learning solutions, we recently launched a system called Personalize, Engage and Achieve with K12 ("PEAK12"), designed to centrally manage multiple online solutions across a school or district through one application. PEAK12 enables teachers and administrators to personalize online learning solutions for their students by leveraging all curricula across all supported solutions. PEAK12 currently supports the majority of the K12 curriculum portfolio and will eventually support not only all K12 content, but also other third-party solutions, open educational resources and district and teacher-created content. For students, teachers and administrators, PEAK12 eliminates the complexity of managing multiple accounts and roles and will provide a consistent online environment for full-time, credit recovery, world languages classes or blended classroom programs. We believe increasing ease-of-use for administrators and teachers is a critical factor in improving student support and therefore, improving student outcomes. PEAK12 addresses this need by serving all of the online instructional needs of a school or district in an integrated, data-driven manner.

        During the 2011-12 school year, we continued to expand our direct and indirect sales network and have provided nearly all sales representatives the ability to sell all solutions in the K12 portfolio, including the original K12 solutions as well as the Aventa, A+ and MIL product lines. We have also expanded our customer services team to support our growing relationships and employ teachers across the United States to serve students and train school administrators and teachers.

        For the 2011-12 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits state-wide online programs. Based upon school districts' and academic administrators' growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct-to-district distribution channel offers further significant growth potential.

        We provide online services to post-secondary institutions through our Capital Education subsidiary, which offers programs designed for colleges and universities seeking to broaden their reach and build or expand their online presence by leveraging our extensive catalog of over 200 higher education courses. Services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services and program administration. We currently provide services for multiple programs at four colleges and universities in the United States. We will continue to add programs for existing customers and add new customers over the coming years to not only serve higher education, but also expand higher education opportunities for high school students in our public and private virtual programs. We also deliver our curriculum to address the remediation needs of higher education institutions through a partnership with Blackboard Inc.

International and Private Pay Business

        Where publicly-funded online schools are not authorized or available, we operate private online schools. We also sell individual online courses directly to families. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our principal private school customers are expatriate families and foreign students who desire a U.S. diploma and wish to study in English. We maintain a regional presence in Switzerland, Dubai and Singapore. During fiscal year 2012, we served almost 30,000 students in 85 countries. In addition, we have entered into agreements which enable us to distribute our products and services to over 1,000 school partners in foreign countries. These institutions use our courses to provide international—dual diploma programs.

        We operate the K12 International Academy, an online private school that serves students in both the United States and overseas. Through the K12 International Academy, students may study in an academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part-time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by the Southern Association of Colleges and Schools and AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

        The Keystone School ("Keystone") is a private school that has been an innovator in home education and distance learning for over 35 years. Students attend The Keystone School for middle and high school on a full or part- time basis. Keystone has served over 250,000 students through online courses with teacher support as well as print correspondence course programs. Keystone uses our Aventa curriculum and provides a lower-cost option to families than either of our other two private schools. It is accredited by the Northwest Association of Accredited Schools.

        The George Washington University Online High School is operated in cooperation with the George Washington University. The program, which launched in 2011-12 school year, offers K12's college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The school also provides extensive counseling throughout the high school years to help students make academic and extracurricular choices and maximize their future potential.

        In April 2011, we acquired the operations of the International School of Berne ("IS Berne"), a traditional school located in Berne, Switzerland, one of the 200 International Baccalaureate ("IB") institutions serving students in grades Pre-K through 12. IS Berne is in its 50th year of operations and had an 89% pass rate on the International Baccalaureate diploma exam among its high school seniors during the 2011-12 school year.

  Consumer Sales

        Our curriculum is sold directly to customers who desire to educate their children outside of the traditional school system or to supplement their child's existing public school education. Customers of our consumer product have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child's needs. Typical applications include summer school course work, home schooling and educational supplements.

Our Growth Strategy

        Our growth strategy consists of leveraging the investments we have already made in our curriculum and learning systems, as well as the tremendous expertise we have developed in online learning and school management, to serve adjacent markets and to diversify our risk profile. This strategy is aligned with the way the education industry is expected to evolve and consists of the following components:

        Increase Enrollments at Existing Virtual and Blended Public Schools through Greater Penetration and Removal of Enrollment Restrictions.    In the 2012-13 school year, we will manage virtual and blended public schools in 32 states and the District of Columbia. We plan to continue to drive increased enrollments at these schools. In a number of states where we contract with virtual and blended public schools, regulations limit student enrollment or enrollment growth. We intend to work with schools, legislators, state departments of education, educators and parents to find solutions that will remove enrollment restrictions and allow access for every child who is interested in attending a virtual or blended public school.

        Expand Virtual and Blended Public School Presence into Additional States and Cities.    The flexibility and comprehensiveness of our learning systems allows us to efficiently adapt our curriculum to meet the individual educational standards of any state with minimal capital investment. We will continue to work with states to establish virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, management services, and other related offerings.

        Accelerate Institutional Business Sales.    We have increased our distribution capacity to schools and school districts by hiring additional sales representatives, acquiring a sales team through our acquisition of KC Distance Learning ("KCDL") and acquiring distributor relationships through our acquisition of The American Education Corporation ("AEC"). We have combined these resources to increase sales to our Institutional Business customers.

        Add Enrollments in Our Private Schools.    We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness and through targeted marketing programs.

        Pursue International Opportunities to Offer Our Learning Systems.    We believe there is strong worldwide demand for high-quality, online education from U.S. families living abroad and foreign students who seek a U.S.-style of education, and the schools and school systems that serve them in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning systems ideal for use internationally.

        Develop Additional Channels through Which to Deliver Our Learning System.    We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, supplemental educational offerings and individual products packaged and sold directly to consumers.

        Pursue Strategic Partnerships and Acquisitions.    As with our joint venture with Middlebury College, we intend to pursue opportunities with other highly-respected partners where we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students. We will also pursue selective acquisitions at attractive valuations that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies.

        Expand Product Line.    We intend to continue to expand our product line and offerings, both organically and through strategic acquisitions of product portfolios.

Products and Services

Educational Philosophy

        Our focus remains on offering best-in-class solutions for our customers at each entry point in the market. Our acquisition of several product portfolios during the last few years has allowed us to expand the number and nature of market entry points. As we continue to integrate these portfolios into our content management system, we will upgrade them so that they embody the relevant aspects of our educational philosophy and guiding principles. We intend to continue to leverage these portfolios across our educational solutions and distribution channels.

        The design, development and delivery of our products and services is grounded in the following set of guiding principles:

  •
  Apply "Tried and True" Educational Approaches for Instruction through Technology; Employ Technology Appropriately to Deliver and Enhance Those Approaches.  Our learning systems are designed to utilize both "tried and true" methods to drive academic success. "Tried" methodologies are those that have been experientially tested and proven to be effective. "True" methodologies are those based on more recent cognitive research regarding the way in which individuals learn. "Tried" methodologies employed by K12 must also pass through the "true" litmus test; the two criteria are not antagonistic. This "tried and true" philosophy allows us to benefit from both decades of research about learning and over a century of published analysis of effective methods of teaching.

  •
  Employ Technology Appropriately for Learning.  All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where we feel it is appropriate and can enhance the learning process. In addition to online content, our curriculum includes a rich mix of course materials, including engaging textbooks and hands-on materials such as instructional kits, scientific and musical instruments, art supplies and science specimens. Furthermore, our teachers utilize telephonic contact as well as email and virtual electronic classrooms. We believe our balanced use of technology and more traditional approaches helps to maximize the effectiveness of our learning systems.

  •
  Base Learning Objectives on "Big Ideas;" Assess Every Objective to Ensure Mastery.  We use the expression "big ideas" for the key, subconscious frameworks that serve as the foundation to a student's future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist's understanding of quantum mechanics; for that reason, we teach 1st graders the fundamentals of waves in an age-appropriate form. We use "big ideas" in every subject area to organize the explicit learning objectives for each course we develop.

  •
  Assess Every Objective to Ensure Mastery.  Ongoing assessments are the most effective way to evaluate a student's mastery of a lesson or concept. To facilitate effective assessment, our curriculum states clear objectives for each lesson. Throughout a course, every student's progress is assessed at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well-timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.

  •
  Individualized Learning.  We create engaging curriculum content with the purpose of capturing the student's attention to make learning more interesting and effective.

  •
  Prioritize Important, Complex Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view (that is, from both the "tried" and the "true" perspective described earlier). Greater instructional effort is focused on the most important concepts (the biggest ideas) and on the most challenging concepts and skills (as revealed by experience and research). We use existing research, feedback from parents and students, and experienced teacher judgments to determine these priorities and to modify our learning systems to guide the allocation of each student's time and effort.

  •
  Facilitate Flexibility to Accommodate Variations in Ability.  We believe that each student should be challenged appropriately, where "challenge" is both a matter of the difficulty inherent in the subject matter, and also the pace at which the subject matter is presented. Generally, adequate progress for most students is to complete one academic year's curriculum within a nine-month school year. Each individual student may take greater or fewer instructional hours and make more or less effort than the average student to achieve this progress. Our learning systems are designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

  •
  Ensure Fundamental Content Soundness.  Our credentialed subject matter experts ("SMEs") or "Content Specialists" bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from nearly 40 national and international subject-area associations.

  •
  Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

        We have made significant efforts to use an academic growth model in the Managed Public Schools so we can adequately evaluate learning gains, which we consider to be a more accurate measure of school effectiveness than the proficiency measures generally used to assess Adequate Yearly Progress (AYP) under the No Child Left Behind Act. Because most state proficiency tests do not appropriately measure individual student gains, it is very difficult to assess the academic success of schools with high enrollment growth rates, high student mobility and a high percentage of new students each year who enter behind grade level. To meet that challenge, K12 uses nationally-normed computer adaptive tests provided by Scantron, an independent provider of web-based assessments to K-12 schools. Over 70% of the students enrolled in the Managed Public Schools complete the Scantron tests both at the beginning and end of the school year from their home computer, and a third-party expert has analyzed our test data and confirmed that it is consistent with the national Scantron test results.

        The Scantron test allows us to measure a student's academic level when entering a managed program and after completion of each school year, thus measuring the academic growth that the student has actually achieved. We are then able to compare the growth data of students in K12 managed schools with that of the national norm group, which enables us to evaluate the performance of our schools against a national comparison group. We also use Scantron growth scores to study the effectiveness of specific instructional initiatives within the managed schools in an effort to continually improve instruction. On average, the academic growth data demonstrates that students in the Managed Public Schools meet or exceed the gains of the national norm group in the majority of grade levels in both math and reading, as measured by Scantron. K12 plans to continue to invest in research on academic performance and to obtain more detailed performance data for our managed programs in an effort to better understand the students we serve and to improve the efficacy of our programs in the schools we manage.

Our Products

        Since 2000, our mission has been to invest in systems and technology to educate students more effectively and efficiently. To date, we have invested $305 million in our curriculum and learning systems. It is our expectation that these investments will help states, districts and schools improve the education of their students.

        Much of this investment has been in the development of K-12 online courses and management systems. Most recently, we have begun to develop specialized courses and programs designed to remediate the rapidly increasing number of students who are enrolling in schools behind grade level. Specifically, we are creating even more individualized learning programs for students using adaptive learning technology, which requires a significant investment to develop a specialized curriculum and a complex database.

        As school districts confront the same issues that we are experiencing in the Managed Public Schools, we believe that our solutions could gain widespread acceptance. During the past few fiscal years, we built a new K-6 math curriculum and a remedial reading course, both based on the latest educational research and pedagogical methods. In fiscal year 2012, we launched the PEAK12 system which provides school districts and administrators a better way to manage their online education programs and content.

        Just as we pioneered the development of virtual schools, we are resolved to address the most challenging educational needs facing schools and districts. Our goal is to assist teachers, schools and districts in implementing individualized education programs to better serve their students. This can take a variety of forms including turn-key solutions, partnerships, vendor relationships, enterprise licenses, and purchases of curriculum and services.

        Our investment strategy is not limited, however, to curriculum and systems. We are also making substantial investments in our service offerings to improve student outcomes. For example, we developed a National Math Lab that offers supplemental online instruction to students in need of remediation in math. We piloted this program during the 2011-12 school year, and the initial performance data is promising. We are planning to expand and improve the National Math Lab to make it even more valuable to students. Additionally, we will continue to invest in professional development programs to train our teachers and educators.

  Curriculum

        K12 has the largest digital curriculum portfolio for the K-12 online education industry. The K12 curriculum consists of online lessons, offline instructional kits and materials, and lesson guides and other ancillaries. We offer an extensive catalog of proprietary courses designed to teach concepts to students from pre-kindergarten through 12th grade, as well as curriculum for use in post-secondary online programs. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. With the acquisition of the curriculum portfolios of KCDL (Aventa), AEC (A+) and Kaplan Virtual Education ("KVE"), as well as the MIL joint venture, we now have nearly 700 courses across kindergarten, elementary, middle and high school, including world languages. This combined portfolio contains over 100,000 hours of instructional content and over one million visual, audio and interactive instructional elements in our asset repository.

        Online Lessons.    Our K12 online lessons or curricula are accessed through a proprietary learning management platform, which we call our Online School ("OLS") for K-8 students and the eCollege platform for high school students, as well as a number of other common industry platforms for students who access Aventa and A+ curricula. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands-on materials, to create an engaging, responsive and highly-effective curriculum. The formative, and periodic summative, online assessments ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student's assignments and assessments, are also included.

        Learning Kits.    Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student receives a shipment of materials, including award-winning textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. Most of the textbooks we use are proprietary, written to be verbally engaging and visually appealing to students, and to complement the online experience. Through fiscal year 2012, we have also converted 35 K12 books used across 57 courses into an electronic format, enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials—to develop, deliver and implement them together for instruction—is a competitive advantage.

        Lesson Guides.    Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

  Pre-K and K-8 Courses

        From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English and language arts, mathematics, science, history, art, music and world languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; a new pre-K offering introduces students to core subjects through cross-curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas—the "big ideas"—that each student will need to master the major subject areas, meet state standards and complete more advanced coursework. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

        The first phase of our K12 second generation elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging while integrating rewards, interactive practice and a virtual world. Our Fundamentals of Geometry and Algebra course completes our proprietary K-8 math offering. These courses support students at various skill levels via targeted, timely remediation, embody the Common Core State Standards ("CCSS") and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed 62 courses specifically created for the public school standards in 13 states. In addition to the ongoing evolution of our K-5 Math+ program, we have also created over 80 custom Math+ sequences to serve specific state needs. We continue to migrate K12 K-8 courses from our legacy content management system ("CMS") to our new CMS.

  High School Courses

        The curriculum available to high school students is much broader and varies from student to student, largely as a result of the increased flexibility in course selection available to high school students. Students also are able to select from a wide range of electives. We have augmented our lab program for lab science courses with the creation of alternate kit-free science labs for the formerly kit-based high school science labs in order to provide a more flexible and robust lab program across our physical science, earth science, biology, chemistry and physics courses. Our overall lab program now includes traditional kit-based labs based on either shipped-in or household materials, virtual labs, video-based labs, data-collection and data-manipulation labs, and field studies. This array provides schools with additional materials flexibility, and integrates diverse modalities directly into our science curriculum to promote conceptual mastery. Across all subject areas, the K12 proprietary core curriculum accounts for approximately 90% of our high school course enrollments.

        Aventa Learning by K12 Curriculum.    With our acquisition of KCDL, we also offer curriculum marketed as our Aventa Learning by K12 product line. The Aventa curriculum development team has been fully integrated into our Product Development organization, improving efficiency in the use of resources and course capabilities. Aventa courses are written to national academic standards and each of Aventa's 22 AP courses has been reviewed and approved by The College Board. Aventa's online courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified high school instructors. Aventa classes are primarily delivered over the Internet and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into Aventa's curriculum.

        A+.    With our acquisition of AEC, we gained the A+ courseware which is currently in use in over 5,000 public and private K-12 schools, charter schools, colleges, correctional institutions, centers of adult literacy, military education programs and after-school learning centers. The A+nyWhere Learning System provides an integrated offering of instructional software and assessment for reading, mathematics, language arts, science, writing, history, government, economics and geography for grade levels K-12. In addition, AEC provides assessment testing and instructional content for the General Educational Development ("GED") test. AEC products are designed to provide for LAN, WAN and Internet delivery options and support Windows and Macintosh platforms. Spanish-language versions are available for mathematics and language arts for grade levels 1-6.

        Middlebury Interactive Languages.    We offer online world language courses and summer immersion language instruction programs through our MIL joint venture. In addition to offering powerspeaK12 language courses, this venture also offers innovative, online language programs for high school and middle school students based on the Middlebury College pedagogy. The new courses use instructional tools such as animation, music, videos and other elements that immerse students in new languages. Beginner French, Chinese and Spanish for high school students as well as Chinese, French, Latin, Spanish and German courses for middle and high school students are now available and additional courses are in development. The joint venture has expanded the Middlebury-Monterey Language Academy ("MMLA"), a foreign language immersion summer program for middle and high school students, which now includes a day academy for middle school students as well as our four-week residential academy with instruction in Arabic, Chinese, French, German, Italian and Spanish at multiple college campuses.

Innovative Learning Applications

        In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to develop new technologies and learning applications and adapt our curriculum to new technology devices and platforms.

  •
  Mobile Learning:  We have created tools that allow for more rapid mobile and tablet curriculum or content deployment across platforms for deeper market penetration. Seven additional mobile applications were delivered in fiscal year 2012 for a total of 15 applications now available for download. These apps have been downloaded over 400,000 times since 2010. We continue to deploy innovative educational tools for the mobile environment. With the increase in the use of mobile devices, our mobile applications will create the ability for a student to learn "on-the-go," allowing for more continuous learning, engagement and mastery of content. We offer applications for the iPhone, Android phone and Android tablet marketplaces, adapting many of our award-winning curriculum features for the mobile application space. We are continuing to work on solutions that facilitate the deployment of our curriculum on mobile devices.

  •
  Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K-12 concepts, including narrative/immersive styles, rewards, persistent data, complex algorithms, etc. These games make use of extensive research and educational best practices and address targeted learning objectives. We have delivered a total of nine interactive games and an innovative review and practice portal called Noodleverse. Noodleverse includes over 1,700 activities and is designed for K-2 students in conjunction with a new language arts program.

  •
  Virtual Labs:  We have delivered alternatives for our educational partners who desire materials-free curriculum. This includes converting over 59 existing materials-based high school Science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

  •
  eBook and Digital Book Distribution:  Through fiscal year 2012, we have converted 35 K12 textbooks used across 57 courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student's reading experience, reinforce the student's learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (Kindle, Nook, etc.).

  •
  Adaptive Learning:  We have learning management systems and can now build courses that are adaptive, which enable individualized learning experiences as the course "adapts" at key points to student behavior and input. Based on assessment results or individual activity, these courses can automatically route students to an alternate explanation, additional practice or remediation on a prerequisite skill or crucial concept. In addition to remediation, the capability allows students to accelerate past previously mastered concepts, giving skillful students time for more challenging work. Our MARK12 reading remediation product captures individual students' successes and challenges as they practice phonemic awareness, alphabetic principles, accuracy and fluency, vocabulary and comprehension. The program serves the individual student more exercises, practice and review in areas of difficulty. Adaptation in this way tailors the instruction automatically for each student, making learning experiences more efficient and effective by building right into the course the logic an expert teacher or tutor uses to differentiate instruction.

  •
  National Math Lab:  We launched a pilot program for the 2011-12 school year called National Math Lab, designed as a controlled study with randomly selected treatment and control groups from a pool of students in grades 5-10 identified as significantly below grade level in math. National Math Lab provided nearly twice the usual amount of math instruction to students who were part of the treatment group. In addition to their regular online math coursework, students in the treatment group attended targeted synchronous mathematical instruction sessions provided by highly-trained math teachers four days per week. The results of the pilot National Math Lab program were promising and based on the success of the pilot the program is being expanded for the 2012-13 school year to serve as many as 10,000 students.

  •
  Engaging Videos:  We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. Multimedia is specifically used as appropriate for the subject matter. For example, our video on photosynthesis for high school biology allows students to witness the setup, procedure and data in a classic experiment in which an aquatic plant is exposed to light and produces oxygen bubbles. The high definition video and the presentation to the student of real data (which they then use in their analysis) makes this video lab a multimedia experience that is coupled with a scientific method.

  Online School Platform—Learning Management System

        For our K12 curriculum users in grades K-8, we provide a proprietary learning management system, our OLS platform, which was launched in the 2010-11 school year. The OLS is a significant part of our ongoing effort to provide the most engaging and productive learning experience for students. The OLS platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, as well as our progress tracking tool which serves a key role in assisting parents and teachers in managing each student's progress. The OLS is also the central structure through which students, parents, teachers and administrators interact using Kmail and Class Connect (our integrated synchronous session scheduler). Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection. We license a third-party learning management system for use in our high school program.

  •
  Lesson Planning and Scheduling Tools.  In a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying during the winter holidays to take time off during the spring, or a student who chooses to complete two math lessons a day for the first month of the school year and delay art lessons until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student's schedule will automatically be adjusted in the OLS. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child's needs.

  •
  Progress Tracking Tools.  Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day's schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data is transferred to our proprietary Student Administration Management System ("SAMS") for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention equal to student needs.

  •
  Assessment Tracking Tools:  Meaningful assessments and feedback are critical to efficient and successful learning. Assessments embedded into our lessons help the parent, teacher, and student verify that the student is achieving important learning objectives. A student does not progress to the next lesson in a course until he has mastered the assessment at the end of the previous lesson. Teachers can easily view assessment data for their students in the OLS so that they can proactively provide additional instruction to students when needed. Our assessment tools also help us improve the program by providing information on the effectiveness of specific instructional activities and the curriculum.

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

        Independent third-party assessments are used in most of our managed schools to pinpoint specific individual student strengths and weaknesses relative to state standards. These results enable the teacher to develop a highly-personalized individual learning plan for each student. Students are tested via an online, adaptive test at the beginning and end of the school year to provide a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

        SAMS is our proprietary student information system. SAMS is integrated with the OLS and several other proprietary systems including our Online Enrollment System that allows parents to complete school enrollment forms online and our order management system that generates orders for learning kits and computers to be delivered to students. SAMS stores student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. In 2008, we launched TotalView, a suite of online applications that provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView includes a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year's performance on state tests. TotalView also includes Kmail, our internal communications system. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students. TotalView also includes an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past three school years, we have enhanced TotalView with additional functionality to better support the operation of the virtual and blended public schools.

PEAK12

        We have launched a new and innovative online learning solution called PEAK12. This solution simplifies a district's management of online learning by consolidating multiple solutions on a single platform. It allows administrators and teachers to manage enrollments, programs and performance tracking, alerts and reporting across multiple online solutions from a single solution. In addition, through the PEAK12 library, districts can quickly and easily search, build, provision and publish content or course modifications or new course solutions using various online learning assets. In the near future, it will integrate with a variety of third-party platforms to allow districts more flexibility and control over how they launch and manage their online learning programs. As more districts adopt online learning, they are demanding more control and flexibility in running their programs. PEAK12 provides unparalleled capabilities for districts wanting to operate multiple solutions or catalogs from a single place and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

        We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

        Teachers and Related Services.    Teachers are critical to students' educational success. Teachers in the virtual and blended public schools that we manage are often employed by the school, with the ultimate authority over these teachers residing with the school's governing body. Under our service agreements, we often recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual and blended public schools that we manage. For our Institutional Business customers, we provide services as needed using our staff of highly qualified and state-certified teachers and trainers.

        We use a rigorous evaluation process for making hiring recommendations to the schools we serve. We generally recruit teachers who, at a minimum, are state certified and meet each state's requirements for designation as a "Highly Qualified Teacher," and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students' families. We assess these teacher characteristics using a customized online assessment as part of the hiring process.

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

        In addition to our compliance with state-mandated testing programs, we have instituted a student progress testing program in cooperation with a third-party provider of standardized testing services. The results of this testing helps us manage the quality of our academic programs using widely recognized services from an industry-leading third party.

        Advanced and Special Education Services.    We believe that our individualized learning systems are able to effectively address the educational needs of both advanced and special education students because they are self-paced and employ flexible teaching methods. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who oversees the special education programs at the schools we serve. We direct and facilitate the development and implementation of "individualized education plans" for students with special needs. Each school's special education program is compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities. Advanced students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities.

        Supporting At-Risk Learners.    We work to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same-age peers. To that end, we conduct both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of the support. We also offer the Passport program, which is designed for at-risk students, particularly those who have previously dropped out of high school, and which includes more counseling and support services.

        Student Support Services.    We provide students attending virtual or blended public schools that we manage and their families with a variety of support services to ensure that we effectively meet their educational needs and goals. We offer support to address any questions or concerns that students and their parents have during the course of their education. We plan and coordinate social events to offer students opportunities to meet and socialize with their school peers. Finally, in connection with our high school offering, each student is assigned a homeroom teacher, and/or an advisor and a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management and Technology Services

        Turn-key Services.    For most of our managed statewide virtual and blended public schools, we provide turn-key management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and provision of curriculum, equipment and required services.

        Accreditation.    In 2007, the Commission on International and Trans-regional Accreditation ("CITA"), a leading worldwide education accreditation agency, thoroughly evaluated our school management services and we received its prestigious accreditation. CITA has since been absorbed by AdvancED, the parent company of North Central Accreditation Association Commission on Accreditation and School Improvement and Southern Association of Colleges and Schools Commission on Accreditation and School Improvement, with our full corporate accreditation transferring to AdvancED. In addition, many of the schools we manage maintain regional accreditations with other accrediting associations.

        Compliance and Tracking Services.    Operating a virtual or blended public school entails most of the compliance and regulatory requirements of a traditional public school. We have developed management systems and processes designed to ensure that schools we serve are in compliance with all applicable requirements, including tracking appropriate student information and meeting various state and federal reporting requirements. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. As we have expanded into new states, our processes have grown increasingly robust, and we believe our compliance and tracking processes provide us with a distinct competitive advantage.

        Financial Management Services.    For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school's governing body to determine its annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, arrange for external audits and ensure all state and local compliance reporting is met.

        Facility, Operations and Technology Support Services.    We generally operate administrative offices and all other facilities on behalf of the schools we manage. We provide these schools with a complete technology infrastructure. In addition, we provide a comprehensive help desk solution for students and school staff to address their computer or other technical issues.

        Human Resources Support Services.    We are actively involved in hiring virtual and blended public school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our learning systems to identify the attributes desired in future new hires. While many schools employ teachers directly, we also help negotiate and secure employment benefits and payroll services for school staff on behalf of the schools and administer employee benefit plans for school employees. Additionally, we assist the schools we serve in drafting and implementing administrative policies and procedures.

Competition

        As a general matter, we face varying degrees of competition from a variety of education companies because our learning systems encompass many components of the educational development and delivery process. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, and school districts. These companies include DeVry, Inc. (Advanced Academics), Pearson PLC (Connections Academy), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc., among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Compass Learning, E2020 Inc., OdysseyWare, PLATO Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers include Houghton Mifflin Harcourt, McGraw-Hill Companies and Pearson PLC. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and the National Connections Academy for online private school students. Additionally, we compete with state-run online programs such as Florida Virtual School.

        We believe that the primary factors on which we compete are:

  •
  extensive experience in, and understanding of, K-12 virtual schooling;

  •
  track record of academic gains and customer satisfaction;

  •
  quality of curriculum and online delivery platform;

  •
  qualifications and experience of teachers;

  •
  comprehensiveness of school management and student support services;

  •
  integrated K12 solutions, with components designed and built to work together;

  •
  ability to scale across our lines of business; and

  •
  competitive pricing.

        Broadly speaking, we participate in the market for K-12 education. In states where we manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for our Institutional Business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education option to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve the elementary and middle school students, and a few serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, charter schools and home schooling. In the

International and Private Pay Business, we compete for students seeking an English-based K-12 education on an international basis. We currently draw students from 85 countries and operate a brick and mortar private school in Switzerland. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic addressable market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

        We seek to increase public awareness of the educational and fiscal benefits of individualized online learning options through full-time online and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new jurisdictions.

        Our student recruitment and marketing team is responsible for promoting our corporate brand, generating new student enrollments, managing the consumer sales business, conducting market and customer research, defining, packaging and pricing our product offerings to customers, and enhancing the experience of students enrolled in the schools we serve through the development and operation of student clubs and parent support opportunities. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

Operations

        The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student's curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2012, we assembled approximately 5.5 million items into more than 504,000 kits.

        Over our 12 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, builds our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

        For many of our virtual and blended public school customers, we attempt to reclaim any materials that could be cost-effectively re-utilized in the next school year. These items, once returned to our fulfillment center, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

        Our fulfillment activities are highly seasonal, and are centered around the start of school in August or September. Accordingly, approximately 65% of our annual materials inventory is received between

March and May and approximately 65% of shipments to customers occur between June and September.

        In order to ensure that students in virtual and blended public schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the school in which they are enrolled.

Technology

        Our online learning systems, along with our back office support systems, are built on our proprietary Service Oriented Architecture ("SOA") to ensure high availability and redundancy. The flexibility and security enabled by our SOA are the core principles of our systems' foundation.

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

        Physical Infrastructure.    We utilize leading vendors to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. In fiscal year 2012, we went live with our second data center which now hosts our K12 websites and multiple non-production support environments. Our second data center, geographically separated from our primary, has been configured with enterprise virtualization technology and will soon operate as a ready business continuity site with secured, near-real time data replication. We vigilantly monitor our physical infrastructure for security, availability and performance.

        Oracle eBusiness Suite.    In fiscal year 2012, we continued our investment in the Oracle ERP platform to further provide operational efficiencies and support scalable, global growth. In addition to enabling operational integration within our finance department (including the integration of recent corporate acquisitions), we implemented automated expense reporting, enhanced business intelligence and consolidated onto a single chart of accounts. The current Oracle eBusiness Suite roadmap for fiscal year 2013 includes implementation of a new integrated billing solution, an automated delegation of authority capability, significant management and business intelligence dashboards, enhanced procurement policies and processes, and enhanced cash management capabilities, among other business and technical initiatives. In particular, we seek to further leverage enterprise solutions across interdependent functional areas through migration of or interface with other applications. Our eBusiness Suite is hosted by Oracle OnDemand, a full-service data center with 24/7 support that includes site redundancy and disaster recovery services.

Other Information

Intellectual Property

        Since our inception, we have invested more than $305 million to develop, and to a lesser degree, acquire our proprietary curriculum, education software and online learning systems. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the United States and overseas. Through acquisitions, we have also acquired curriculum, patents and trademarks that expand our portfolio of educational products and services. We continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes, such as adaptive learning technologies. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, the virtual and blended public schools, traditional schools, school districts and private schools that we serve, individual consumers, contractors and other businesses and persons with which we have commercial relationships.

        Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two issued patents. Further, two U.S. patents were issued for our systems and methods of online foreign language instruction. We also acquired eight issued patents in connection with our acquisition of certain assets of the Cardean Learning Group LLC. Finally, we have submitted patent applications in the United States and in foreign countries for aspects of the second generation of our virtual school application.

        We own the copyright to the lessons contained in the courses that comprise our proprietary curriculum and we continue to register this growing lesson portfolio with the U.S. Copyright Office. Through our acquisitions of KCDL, AEC and KVE, we acquired copyright ownership of approximately 330 courses.

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

Employees

        As of June 30, 2012, we had approximately 3,300 employees, including approximately 1,600 teachers. A majority of these employees are located in the United States. In addition, there are approximately 3,500 teachers who are employed by virtual or blended public schools that we manage under turn-key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain Managed Public Schools we serve employ unionized teachers. We believe that our employee relations are good.

Corporate Information

        Our principal executive office is located at 2300 Corporate Park Drive, Herndon, Virginia 20171 and our telephone number is (703) 483-7000. Our website address is www.K12.com.

Available Information

        We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), promptly after they are electronically filed with the Securities and Exchange Commission (the "SEC"). In addition, our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Annual Report.

 REGULATION

        We and the virtual and blended public schools that purchase our curriculum and management services are subject to regulation by each of the states in which we operate. The state laws and regulations that impact our business are those that authorize or restrict our ability to operate these schools, as well as the applicable funding mechanisms. Finally, to the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation. Federal funding and other regulations also apply to the colleges and universities to which we provide learning management systems and curriculum.

        State Laws Authorizing or Restricting Virtual and Blended Public Schools.    The authority to operate a virtual or blended public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual and blended public schools, the schools are able to operate under these statutes. Other states provide for virtual and blended public schools under existing charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual and blended public schools or have requirements that effectively prohibit such schools and, as a result, may require new legislation before virtual and blended public schools can open in the state. We currently serve virtual and blended public schools or school district-led programs in 32 states plus the District of Columbia. While a few states do not currently have either a state-led program or significant state-level policies for online education, the absence of such conditions has not precluded us from applying to serve, and in certain cases serving, schools in some of those states.

        Obtaining new legislation in these remaining states can be a protracted and uncertain process. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and political climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors including, but not limited to, the regulations of the state educational authorities, whether the overall political environment is amenable to school choice, whether current funding levels for virtual school and blended schools enrollments are adequate and accessible, and the presence of non-profit and for-profit competitors in the state.

        State Laws and Regulations Applicable to Virtual and Blended Public Schools.    Virtual and blended public schools that purchase our curriculum and management services are often governed and overseen by a non-profit or a local or state education agency, such as an independent charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual public schools or blended schools under detailed service agreements with that governing authority. Virtual and blended public schools and blended schools are typically funded by state or local governments on a per student basis. A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

        To be eligible for state funding, some states require that virtual and blended public schools be organized under not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). The schools must then be operated exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability for the school's operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school's operations. Our service agreements with these virtual and blended public schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

        Laws and regulations affect many aspects of operating a virtual or blended public school. They can dictate the content and sequence of the curriculum, the requirements to earn a diploma, use of approved textbooks, the length of the school year and the school day, the accessibility of curriculum and technology to students with disabilities, teacher: student ratios, the assessment of student performance and any accountability requirements. In addition, a virtual or blended public school may be obligated to comply with states' requirements to offer programs for specific populations, such as students at risk of dropping out of school, advanced and talented students, non-English speaking students, pre-kindergarten students and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school's compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials. Additionally, states have various requirements concerning the reporting of extensive student data that may apply to the school. A virtual or blended public school may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

        States have laws and regulations concerning certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers' compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.

        As with any public school, virtual and blended public schools must comply with state laws and regulations applicable to governmental entities, such as open meetings or sunshine laws, which may require the board of trustees of a virtual or blended public school to provide public notice of and hold its meetings open to the public unless an exception in the law allows an executive session. Failure to comply with these requirements may lead to personal civil and/or criminal penalties for board members or officers or the invalidation of actions taken during meetings that were not properly noticed and open to the public. Virtual and blended public schools must also comply with public information or open records laws, which require them to make school records available for public inspection, review and copying unless a specific exemption in the law applies. Additionally laws pertaining to records privacy and retention and to standards for maintenance of records apply to virtual and blended public schools.

        Other types of regulation applicable to virtual and blended public schools include restrictions on the use of public funds, the types of investments made with public funds, the collection of and use of student fees and controlling accounting and financial management practices.

        There remains uncertainty about the extent to which virtual and blended public we may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual public schools and blended schools is relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States regularly conduct audits of these schools some of which are pending, to verify enrollment, attendance, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency's different interpretation of law in a particular state, or the application of facts to such law, could result in non-compliance, potentially affecting funding.

        Regulations Restricting Virtual and Blended Public School Growth and Funding.    As a public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual and blended public schools while providing opportunities for taxpayer families seeking this alternative. Regulations that control the growth of virtual and blended public schools range from setting caps on statewide student enrollments, to prescribing the number of schools in a state, to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

        Regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual or blended public school; caps on the total number of students in a virtual or blended public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

        Funding regulations for virtual public schools and blended schools can take a variety of forms. These regulations include: (i) attendance—some state daily attendance rules were designed for traditional classroom procedures and applying them to track daily attendance and truancy in an online setting can cause disputes to arise over interpretation and funding; (ii) enrollment eligibility—some states place restrictions on the students seeking to enroll in virtual and blended public schools, resulting in lower aggregate funding levels; and (iii) teacher contact time—some states have regulations that specify minimum levels of teacher-student face-to-face time. These regulations can create logistical challenges for statewide virtual and blended public schools, reduce funding and eliminate some of the economic, academic and technological advantages of virtual learning.

        Federal and State Grants.    We have worked with some entities to secure public and grant funding that flows to virtual and blended public schools that we serve. These grants are awarded to the not-for-profit entity that holds the charter of the virtual or blended public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs—whether by a federal or state agency or nongovernmental organization—often include reporting requirements, procedures and obligations.

        Foreign Laws and Regulations.    Schools we acquired or operate in other countries are subject to local laws and regulations. We oversee and rely on the administrators in each school on a continuous basis and seek the advice of local legal and regulatory experts as-needed.

Federal Laws Applicable to Virtual Public Schools and Blended Schools

        Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

  •
  No Child Left Behind Act ("NCLB").  Through the funding of the Title I programs for disadvantaged students under NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state, which are applicable to all public school students. Each state must determine a proficiency level of academic achievement based on the state assessments, and must determine what constitutes adequate yearly progress ("AYP") toward that goal. NCLB has a timeline to ensure that no later than the 2013-14 school year, all students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students), will meet or exceed the state proficient level of academic achievement on state assessments. The progress of each school is reviewed annually to determine whether the school is making adequate yearly progress. If a Title I school does not make adequate yearly progress as defined in the state's plan, the local education agency ("LEA") is required to identify the school as needing school improvement, and to provide all students enrolled in the school with the option to transfer to another public school served by the LEA, which may include a virtual or blended public school. The LEA must develop a school improvement plan for each school identified as needing improvement in consultation with parents, staff and outside experts and this plan must be implemented not later than the beginning of the next full school year. If the school does not make adequate yearly progress in subsequent years, the school transfer option remains open to students and other corrective action must be taken ranging from providing supplemental education services to the students who remain in the school to taking corrective action including, but not limited to, replacing school staff, implementing a new curriculum, appointing outside experts to advise the school, extending the school year or the school day, reopening the school as a public charter school with a private management company or turning over the operation of the school to the state educational agency.

    Another provision of the NCLB requires public school programs to ensure that all teachers are highly qualified. A highly qualified teacher means one who has: (1) obtained full state certification or licensure as a teacher and who has not had certification or licensure requirements waived on an emergency, temporary or provisional basis; (2) obtained a bachelor's degree; and (3) demonstrated competence in the academic subject the teacher teaches. All teacher aides working in a school supported with Title I funds must be highly qualified which means the person must have a high school diploma or its equivalent and one of the following: completed at least two years of study in an institution of higher education, obtained an associate's or higher degree, or met a rigorous standard of quality demonstrated through a formal state or local assessment. Virtual and blended public schools using our products and services may be required to meet these requirements for any persons who perform instructional services.

    Virtual and blended public schools that receive Title I funding and use our products and services may be required to provide parents of Title I students with a variety of notices regarding the teachers and teachers' aides that teach their children. In addition, if these schools serve limited English proficient ("LEP") children, they may be required to provide a variety of notices to the parents regarding the identification of the student as LEP and certain information about the instruction to be provided to the student, as well as the right to remove or refuse to enroll the student in the LEP program. Finally, these schools may also be required annually to develop, with input from parents of Title I students, and implement a written policy on parental involvement in the education of their children, to hold annual meetings with these parents and to provide these parents with assistance in various areas to help the parents to work with their children to improve student achievement.

    Under NCLB, even schools that do not receive Title I funding must provide certain notices to parents. For example, schools may be required to provide a school report card and identify whether any school has been identified as needing improvement and for how long. Parents also must be provided data that will be used to determine adequate yearly progress. Virtual and blended public schools may be contacted by military recruiters who have the right to access the names, addresses and telephone numbers of secondary school students for military recruiting purposes. Additionally, virtual public schools and blended schools may be required to notify parents that they have the option to request that this information not be released to military recruiters or to institutions of higher education.

    In 2012, several states have applied for and received waivers from various provisions of NCLB. As part of those waivers, the states have proposed alternative accountability avenues that the U.S. Department of Education has accepted as conditions to granting the waivers. We anticipate that states will continue to seek waivers from NCLB, however the impact of such waivers on the states and schools in which we operate is not clear at this point.

  •
  Individuals with Disabilities Education Act ("IDEA").  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students' needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The act provides the student and parents with numerous procedural rights relating to the student's program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this act are met. The virtual public schools and blended schools could be required to comply with requirements in the act concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent's attorney's fees.

  •
  Section 504 of the Rehabilitation Act of 1973.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 ("Section 504") insofar as the regulations implementing the act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. There are many similarities between the regulatory requirements of Section 504 and the IDEA; however this is a separate law which may require a virtual public school or blended school to provide a qualified student with a plan to accommodate his or her disability in the educational setting. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

  •
  Family Educational Rights and Privacy Act.  Virtual public schools and blended schools are also subject to the Family Educational Rights and Privacy Act which protects the privacy of a student's educational records and generally prohibits a school from disclosing a student's records to a third party without the parent's prior consent. The law also gives parents certain procedural rights with respect to their minor children's education records. A school's failure to comply with this law may result in termination of its eligibility to receive federal education funds.

  •
  Communications Decency Act.  The Communications Decency Act of 1996 ("CDA") provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an online school platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet-based collaboration software and we offer certain online community platforms for students and parents. While the CDA affords us with some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

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

ITEM 1A.    RISK FACTORS

Risks Related to Government Funding and Regulation of Public Education

Most of our revenues depend on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the Managed Public Schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

        The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the recent recessionary climate in the United States which led to budgetary pressures on state and local governments. As a result, funding for the Managed Public Schools we serve has declined and may continue to decline, and experience future instability. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

  •
  Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment. For example, in 2011, an education budget was proposed in Arizona that would have impacted the per pupil funding for the Arizona Virtual Academy although ultimately, those proposed funding cuts were not enacted into law.

  •
  Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the Managed Public Schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. Due to the budgetary problems arising from the recession, many states have reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid-year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. While the American Recovery and Reinvestment Act of 2009 and the Education Jobs and Medicaid Assistance Act of 2010 provided temporary stimulus funds to states, it did not fully offset the state funding reductions, and have now generally expired. Our financial results reflect the state funding reductions, federal funds provided and expense reductions that we undertook in order to mitigate the impact of these budget constraints. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known and, taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding in the future.

  •
  As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions.

  •
  From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2012, due to shortfalls in its general revenue funds, California announced that it would be deferring its per-student attendance payments to all public schools until early fiscal year 2013, which significantly increased our accounts receivable balance.

The poor performance or misconduct by operators of other virtual public schools, public school district virtual learning programs or blended schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business.

        As a non-traditional form of public education, Managed School operators will be subject to scrutiny, perhaps even greater than that applied to traditional public schools or charter schools. Not all virtual public school, school district virtual learning program or blended school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperforming operators could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Moreover, some Managed School operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, or even entire industries in the case of misleading practices by for-profit higher education companies, they may negatively impact public perceptions of virtual public school, school district virtual learning program or blended school providers generally, including us. The precise impact of these negative public perceptions on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant lobbying costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage about us or other Managed School operators. If these few situations, or any additional misconduct, cause all virtual public school, school district virtual learning program and blended school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to enter into or renew contracts to operate virtual or blended schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Finally, as we seek to provide online courses and supporting systems to higher education institutions, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, could negatively impact our opportunity to succeed in this market through increased regulation and decreased demand.

Opponents of virtual and blended public schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

        We have been, and will likely continue to be, subject to public policy lawsuits filed against virtual and blended schools by those who do not share our belief in the value of this form of public education. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in May 2011, the Georgia Supreme Court ruled in Gwinnett County School District v. Cox et al. (Case No. S10A1773) that the Georgia State legislature exceeded its authority by creating a commission to authorize public charter schools that compete with local public school districts. Although the Georgia Cyber Academy online charter school we serve ("GCA") was established under a different charter school statute that was not at issue in the case, a potential increase in funding for students who attend GCA was negatively affected.

The failure of the Managed Public Schools we serve to comply with applicable government regulations could result in a loss of funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

        Once authorized by law, virtual and blended public schools are generally subject to extensive regulation. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) state-specific curriculum requirements; (iv) restrictions on open-enrollment policies by and among districts; and (v) in some cases prescribed teacher: student ratios and teacher funding allocations from per pupil funding. State and federal funding authorities conduct regular program and financial audits of virtual and blended public schools, including the Managed Public Schools we serve, to ensure compliance with applicable regulations. If a virtual or blended public school we serve is found to be noncompliant, it can be barred from receiving additional funds and could be required to repay funds received during the period of non-compliance, which could impair that school's ability to pay us for services in a timely manner, if at all. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools may require us to return any contested funds on behalf of the school. For example, in 2010, an audit was completed of a fully-managed virtual school we serve in Washington State that involved the quality of documentation, and interpretation of the rules governing such documentation, maintained by the school district for statewide enrollments and student-teacher contacts. Without any admissions of liability, the school district agreed to reimburse the state for a significantly-reduced portion of the originally disputed amount to be paid over a period of four years. Pursuant to our management agreement, we agreed to indemnify the school district for these payments.

Virtual and blended public schools are relatively new, and enabling legislation therefore is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

        Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because the enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility in a virtual or blended school. We normally work through these issues and come to an agreement with the regulatory authorities on these details, although from time to time, there are changes to the regulators' approach to determining the eligibility of virtual or blended school students for funding purposes. Another issue may be differing interpretations on what constitutes a student's substantial completion of a semester in a public school. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, which could adversely affect our business, financial condition and results of operations.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

        In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2012, approximately 83% of our revenue was derived from Managed Public schools, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state charter school statutes require periodic reauthorization. While none of the virtual and blended public schools we manage have failed to maintain their authorizing charter, if a virtual or blended public school we manage fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in July 2009, the Pennsylvania Department of Education ("PDE") instituted charter revocation proceedings against the Agora Cyber Charter School based on allegations of charter violations and non-compliance with state charter school and other laws by the independent charter board, even though the PDE had no complaints against us. However, the charter was renewed for five years on June 30, 2010, following PDE approval of a new board and management contract with us.

Actual or alleged misconduct by our senior management and directors or officials could make it more difficult for us to enter into new contracts or renew existing contracts.

        If any of our directors, officers, key employees or officials are accused or found to be guilty of serious crimes, including the mismanagement of public funds, the schools we serve could be barred or discouraged from entering into or renewing service agreements with us. As a result, our business and revenues would be adversely affected.

New laws or regulations not currently applicable to for-profit education companies in the K-12 sector could be enacted and negatively impact our operations and financial results.

        As the provision of online K-12 public education matures, novel issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other areas of education and education at different levels. For example, for-profit education companies that own and operate post-secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a free public education with no federal or state loans necessary for tuition, similar laws could be enacted that make for-profit management companies serving such schools subject to similar restrictions

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

        We contract with and provide a majority of our products and services to virtual and blended public schools blended governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge, such as may result from an acquisition that includes another online public school that seeks to enroll students from the same geographic territory. If these independent boards of the schools or school districts we serve subsequently shift their priorities or change objectives, and as a result reduce the scope or terminate their relationship with us, our ability to generate revenues would be adversely affected if an alternative virtual or blended public school blended we serve is not available to enroll the affected students.

Our contracts with the Managed Public Schools we serve are subject to periodic renewal, and each year several of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

        We have contracts to provide our full range of products and services to virtual and blended public schools in 32 states and the District of Columbia. Some of these contracts are scheduled to expire in any given year although the expiration of any single contract is not necessarily significant because of the numerous Managed Public Schools contracts we assumed in connection with our acquisitions of KCDL and KVE. We usually begin to engage in renewal negotiations during the final year of these contracts. In order to renew these contracts, we have to enter into negotiations with the independent boards of these virtual and blended public schools blended. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable than the terms of the original contract. While schools with valid charters could decide not continue to renew their contracts upon expiration, each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expires during a given year, or if such renewals have significantly less favorable terms than existing contracts, or an underlying charter is revoked or not renewed, our business, financial condition, results of operations and cash flow could be adversely affected.

If we fail to remain profitable, achieve further marketplace acceptance for our products and services, or fail to enroll or reenroll a sufficient number of students, our business, financial condition and results of operations will be adversely affected.

        The first virtual public schools we serve began enrolling students in the 2001-02 school year. We first achieved positive income from operations in the fiscal year ended June 30, 2006. Prior to that period, we sustained cumulative net losses totaling approximately $90 million. In fiscal year 2011, we also embarked on a diversification and acquisition plan to leverage our core competencies by selling our products and services to school districts and private schools. There can be no guarantee that we will remain profitable, or that our products and services will achieve further marketplace acceptance. Our marketing efforts may not generate a sufficient number of new or returning student enrollments to sustain our business plan, especially as the mix of student enrollments based on grade level and academic record evolves; our capital and operating costs may exceed planned levels; and we may be unable to develop and enhance our service offerings to meet the demands of all of our public school and private pay customers. In addition, we actively manage our labor costs and our overall profitability can be negatively impacted by increases in competitive market salaries or any organization of labor. If we are not successful in managing our business and operations, our financial condition and results of operations will be adversely affected.

If student performance falls, if NCLB standards are not achieved, if teachers or administrators tamper with state test scoring or if parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual or blended public school that we serve, or charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited and our business, financial condition and results of operations will be adversely affected.

        The success of our business depends on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual school or blended school may fail to meet the standards of the No Child Left Behind Act (NCLB), analogous state standards, or the conditions of waivers provided to states by the U.S. Department of Education. Like many traditional brick and mortar public schools, not all of the Managed Public Schools we serve meet the Adequate Yearly

Progress (AYP) requirements of NCLB, or one of these other benchmarks, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve AYP. In addition, although serving at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect schools' standing under federal and state accountability systems. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute in ways that positively or negatively impact the schools we serve. In view of the shortcomings with the AYP performance standards, the Obama administration has been granting waivers from the NCLB's requirements in a significant number of states.

        Students in the Managed Public Schools we serve are required to periodically complete standardized state testing and the results of this testing may have an impact on school funding. Furthermore, if a school experiences repeated poor standardized test results, the NCLB and many state accountability systems require that a series of escalating remediation actions must be taken at the school, ultimately leading to closure of the school if the remediation actions are not successful. Further, teachers or school administrators may engage in altering student test scores in order to achieve these objectives and avoid the consequences of failing to meet AYP or state proficiency standards. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and energy necessary to complete our curriculum. A student's satisfaction may also suffer if his or her relationship with the virtual school or blended school teacher does not meet expectations. If a student's performance or satisfaction declines, students may decide not to remain enrolled in a virtual public school or blended school that we serve and our business, financial condition and results of operations will be adversely affected.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

        When strategic opportunities arise to expand our business, we may acquire or invest in other companies using cash, stock, debt, asset contributions or any combination thereof. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions may divert the resources that could otherwise be used to support and grow our existing lines of business. Acquisitions may also create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. Customers may decline to renew their contracts or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions may also divert our management's attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company's systems and the associated costs in doing so may be higher than we anticipate.

        There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company's products. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

        In fiscal year 2011, we began replacing our multiple legacy business systems at different sites with a new company-wide, integrated ERP system to handle various business, operating and financial processes. Although Phase 1 is nearing completion, the integration is ongoing. When fully-implemented, the new system will enhance a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system hardware and software and implementation activities that often continue for several years. Such an integrated, wide-scale implementation also requires transformation of business and financial processes in order to reap the benefits of the ERP system. Significant efforts are required for requirements identification, functional design, process documentation, data conversion, user training and post implementation support. Problems in any of these areas could result in operational issues including delayed billing and accounting errors and other operational issues. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

        Until the new ERP system is fully implemented, we expect to incur significant additional selling, general and administrative expenses and capital expenditures to implement and test the system, and no assurance can be provided that problems will not be encountered with the new system, that planned enhancements and updates will not result in significant deficiencies or material weaknesses in our internal controls in the future, or could result in material misstatements that would require us to restate our financial statements, cause investors to lose confidence in our ability to report accurate and timely financial information and have a negative effect on our stock price.

        In addition, our business and results of operations may be adversely affected if the ERP experiences operating problems and/or cost overruns during the implementation process or if the ERP system and the associated process changes do not function as expected or give rise to the expected benefits.

We plan to continue to create new products, expand distribution channels and pilot innovative educational programs to enhance academic performance. If we are unable to effectively manage these initiatives or they fail to gain acceptance, our business, financial condition, results of operations and cash flows would be adversely affected.

        As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

  •
  our continued development of public blended schools and individualized learning centers (also known as Flex schools) which has produced different operational challenges than those we previously encountered. In addition to the online component, these schools sometimes require us to lease facilities for classrooms, staff classrooms with teachers, provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

  •
  our further expansion into international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;

  •
  the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;

  •
  our operation of traditional or brick and mortar schools, as well as flex schools used on a full-time basis by students accessing our curriculum online under the supervision of certified teachers and supporting instructors, has necessitated different management skills and presented additional risks compared to those in our core Managed Public Schools business;

  •
  our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction;

  •
  our participation in summer foreign language instruction camps through MIL, our joint venture with Middlebury College, could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp; and

  •
  our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition.

        Our failure to manage these business expansion programs, or any new business expansion programs we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

If demand for increased options in public schooling does not continue or if additional states do not authorize or adequately fund virtual or blended public schools, our business, financial condition and results of operations could be adversely affected.

        Over the previous four fiscal years, we entered into service agreements for fully-managed virtual public schools and blended schools in 12 new states bringing our total to 32 states and the District of Columbia for the 2012-13 school year. If the demand for virtual and blended public schools does not increase, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

        As a general matter, we face varying degrees of competition from several discrete education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In our Managed Public Schools and Institutional Business, we compete with companies that provide online curriculum and support services . We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. In certain jurisdictions, we expect intense competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. If we are unable to successfully compete for new business, win and renew contracts or students fail to realize sufficient gains in academic performance, our revenue growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

        Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that present challenges to people with disabilities. A number of states have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact laws and regulations to require greater accessibility, we might have to modify our curriculum offerings to satisfy those requirements. In addition, to the extent that we enter into federal government contracts, similar requirements could be imposed on us under Section 508 of the Rehabilitation Act of 1974. We expect that we will continue to modify and improve our curriculum so that it can be made available to the widest audience possible. However, if requirements or technology evolves in such a way as to accelerate or alter the need to make all curriculum accessible, we could incur significant product development costs on an accelerated basis. A failure to meet required accessibility needs could also result in loss or termination of significant contracts or in potential legal liability.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

        In fiscal year 2012, we derived approximately 12% and 13% of our revenues, respectively, from the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for approximately 25% of our total revenues. If our contracts with either of these virtual public schools are terminated, the charters to operate either of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

Highly qualified teachers are critical to the success of our learning systems. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation with the Managed Public Schools we serve. As a result, our brand, business and operating results may be adversely affected.

        Effective teachers are critical to maintaining the quality of our learning systems and assisting students with their daily lessons. Teachers in the public schools we manage must be state certified and have strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting. They must also possess the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the Managed Public Schools we serve must provide competitive compensation packages to attract and retain such qualified teachers.

        The teachers in most Managed Public Schools we serve are not our employees and the ultimate authority relating to those teachers resides with the governing body overseeing the schools. However, under many of our service agreements with virtual public schools and blended schools, we have responsibility to recruit, train and manage these teachers. We must also provide continuous training to virtual and blended public school blended teachers so that they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively. We may not be able to recruit, train and retain enough qualified teachers to keep pace with our growth while maintaining consistent teaching quality in the various Managed Public Schools we serve. Shortages of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, would have an adverse effect on our business.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely impact our working capital and liquidity throughout the year.

        Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our school customers are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. We ship learning kits to students in the beginning of the school year, our first fiscal quarter, generally resulting in higher learning kit revenues and margins in the first fiscal quarter relative to the other quarters. In aggregate, the seasonality of our revenues has generally produced higher revenues in the first quarter of our fiscal year.

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

Our Managed Public School revenues are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

        We recognize revenues from certain of our fees to Managed Public Schools ratably over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Public Schools we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our results of operations and cash flows.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

        Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. We believe that the quality of our curriculum and management services has contributed significantly to the success of our brands. As we continue to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

        Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets. For example, we have been granted two patents relating to the hardware and network infrastructure of our OLS, including the system components for creating and administering assessment tests and our lesson progress tracker and two patents related to foreign language instruction. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

        Various events outside of our control pose a threat to our intellectual property rights. For instance, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

        We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by outside parties, whether through breach of our network security or otherwise, or by our employees or former employees, intentionally or accidentally, which would cause us to lose the competitive advantage resulting from these trade secrets. Third parties may acquire domain names that are substantially similar to our domain names leading to a decrease in the value of our domain names and trademarks and other proprietary rights.

Lawsuits against us alleging infringement of the intellectual property rights of others and such actions would be costly to defend, could require us to pay damages or royalty payments and could limit our ability or increase our costs to use certain technologies in the future.

        Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain our products, services or practices that are found to be in violation of another party's rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

Unauthorized disclosure or manipulation of student, teacher and other sensitive data, whether through breach of our network security or otherwise, could expose us to costly litigation or could jeopardize our contracts with virtual public schools or blended schools.

        Maintaining our network security and internal controls over access rights is of critical importance because our Student Administration Management System ("SAMS") stores proprietary and confidential student and teacher information, such as names, addresses, and other personal information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate SAMS.

        If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, third parties may receive or be able to access student records and we could be subject to liability or our business could be interrupted. Penetration of our network security could have a negative impact on our reputation and could lead virtual public schools, blended schools and parents to choose competitive offerings. As a result, we may be required to expend significant resources to provide additional protection from the threat of these security breaches or to alleviate problems caused by these breaches. Additionally, we run the risk that employees or vendors could illegally disclose confidential educational information.

We rely on the Internet to enroll students and to deliver our products and services to children, which exposes us to a growing number of legal risks and increasing regulation.

        We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

  •
  the Children's Online Privacy Protection Act, which restricts the distribution of certain materials deemed harmful to children and imposes additional restrictions on the ability of online companies to collect personal information from children under the age of 13;

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

        In addition, the laws applicable to the Internet are still developing. These laws impact pricing, advertising, taxation, consumer protection, quality of products and services, and are in a state of change. New or amended laws may also be enacted, which could increase the costs of regulatory compliance for us or force us to change our business practices. As a result, we may be exposed to substantial liability, including significant expenses necessary to comply with such laws and regulations.

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenues and damage our reputation, limiting our ability to attract and retain students.

        The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain virtual public schools, blended schools, school district customers, parents and students. Any sustained system error or failure, or a denial of service ("DNS") attack, could limit our users' access to our online learning systems, and therefore, damage our ability to generate revenues or provide sufficient documentation to comply with state laws requiring proof that students completed the required number of hours of instruction. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures.

We utilize a single logistics vendor for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize another vendor for the reclamation and redeployment of our student computers. Both of these partnerships depend upon execution on the part of us and the vendors. Any material failure to execute properly for any reason, including damage or disruption to either of the vendor's facilities would have an adverse effect on our business, financial condition and results of operations.

        Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility operated by a third-party logistics vendor which handles receipt, assembly and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if a material number of such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from May through September when we are awaiting receipt of most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operations of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

        We host our products and serve all of our students from third-party data center facilities. As part of our risk mitigation plan, we opened a second data center. Even with such redundancy, we may not be able to prevent a significant interruption in the operation of these facilities or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

        Additionally, we do not control the operation of these facilities and must rely on another party to provide the physical security, facilities management and communications infrastructure services related to our data centers. Although we believe we would be able to enter into a similar relationship with another party should this relationship fail or terminate for any reason, our reliance on a single vendor exposes us to risks outside of our control. If this vendor encounters financial difficulty such as bankruptcy or other events beyond our control that causes it to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the schools we serve may experience interruptions in our service or the loss or theft of important customer data.

Any significant interruption in the operations of our enrollment centers could disrupt our ability to recommend educational options to parents, respond to service requests and process enrollments.

        Our primary enrollment center operations are housed in our corporate headquarters, with secondary facilities in several other locations in the United States. To mitigate operating risk in certain high volume queues, we have the ability to reroute calls to other facilities if a certain facility is unable to temporarily service calls. This plan may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. However, we have the ability to respond to a service interruption to lessen its impact on customers. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

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

        As our business and market strategy evolves, we will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

Pursuant to our joint venture agreement with Middlebury College, there is a risk that Middlebury College might exercise its right to require us to purchase its ownership interest in our joint venture at fair market value which could adversely affect our financial condition.

        A key provision in our joint venture agreement with Middlebury College is its right beginning on April 14, 2015 and upon 180 days advance notice, to require us to purchase all, but not a portion of, its ownership interest in our joint venture at fair market value and based on an independent appraisal. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option. It is uncertain when or whether Middlebury College would elect to exercise this right and therefore, we cannot at this time determine the form of the redemption payment and therefore the exact impact to our financial condition or dilution to stockholders.

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

        The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. Our goal is to make students proficient at the fundamentals, promote annual growth in learning achievement and instill confidence in a subject prior to confronting new and complex concepts. While our curriculum is aligned with state standards in the jurisdictions where we manage virtual and blended public schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods and have the ability to negatively influence the market for our products and services. In addition, although our curriculum generally aligns well to the Common Core State Standards now in development, the assessment of those standards remains to be completed as does the timing for implementation. As a result, the final CCSS implementation model could vary from state to state, and even from district to district, and therefore, we cannot anticipate at this time the financial and education impact these CCSS may have on our business and financial results.

We previously had and remediated a material weakness in internal control surrounding the project management of our new Oracle eBusiness Suite system which delayed the year-end close from being completed in a timely manner.

        Last fiscal year, we experienced a material weakness in our internal control over financial reporting related to the processes surrounding the project management of our ERP implementation, which prevented us from completing our year-end close on schedule and from filing our Form 10-K in a timely manner. Over the course of fiscal year 2012, management dedicated the necessary attention and resources towards our ERP implementation and remediated this material weakness; however, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. The existence of a future material weakness could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in approximately 171,000 square feet of office space in Herndon, Virginia. The property is leased until May 2022. We lease approximately 87,000 square feet in multiple locations under individual leases that expire between November 2012 and October 2016.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company's motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. The discovery process is currently in progress.

        On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12. Inc., Case No. 1: 12-CV-00103-CMH-IDD. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company's financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the "Amended Complaint") on June 22, 2012. The plaintiff seeks unspecified compensatory damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint, and filed a motion to dismiss on July 20, 2012. In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch. et. al., Case No. 1: 12-CV-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed until the motions to dismiss the Amended Complaint are decided. The Board of Directors received a shareholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The shareholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board will consider the demand and take appropriate action.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the "NYSE") under the symbol "LRN." Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of September 7, 2012, there were 50 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2012	$26.38	$19.05
March 31, 2012	26.11	17.07
December 31, 2011	37.00	17.31
September 30, 2011	35.00	23.37
June 30, 2011	$39.74	$31.16
March 31, 2011	34.08	27.17
December 31, 2010	29.42	23.26
September 30, 2010	29.71	21.21

Stock Performance Graph

        The graph below matches the cumulative eighteen quarter total return of holders of K12 Inc.'s common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index, our new Peer Group Index and our old Peer Group Index*. The graph assumes that the value of the investment in the company's common stock, in each index (including reinvestment of dividends) was $100 on December 13, 2007 (the date of our initial public offering) and tracks it through June 30, 2012.

COMPARISON OF EIGHTEEN QUARTER CUMULATIVE TOTAL RETURN
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Indices

	13-Dec-07	30-Jun-08	30-Jun-09	30-Jun-10	30-Jun-11	30-Jun-12
LRN	100	88	88	90	135	95
Old Peer Group Index	100	81	96	108	99	NA
New Peer Group Index	100	87	96	109	102	90
S&P 500	100	86	62	69	89	92
Russell 2000	100	90	66	79	108	104
Nasdaq Composite	100	86	69	79	104	110

        All prices reflect closing prices on last day of trading at the end of each calendar quarter except December 13, 2007.

        (1) The information presented above in the stock performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the "Securities Act"), or a filing under the Exchange Act.

        (2) The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

* Peer Group

        In 2011, our Peer Group consisted of Ambow Education Holding Ltd.^, American Public Education Inc., Apollo Group Inc., Archipelago Learning, Inc.^, Blackboard, Inc., Bridgepoint Education Inc.^, Capella Education Company, Career Education Corp., China Distance Education^, ChinaCast Education Group, Corinthian Colleges, Inc., Devry Inc., Education Management Corporation^, Global Education & Tech Group, Ltd.^, Grand Canyon Education Inc.^, ITT Educational Services, Inc., Lincoln Educational Services Co., McGraw-Hill Companies, Inc., New Oriental Education and Technology Group, Pearson Education, Renaissance Learning, Inc., Rosetta Stone Inc.^, Scientific Learning Corporation, Scholastic Corporation, Strayer Education Inc., TAL Education Group^, Universal Technical Institute, and XUEDA Education Group^.

        In 2012, we changed our Peer Group to omit Archipelago Learning, Inc., Blackboard, Inc., Global Education & Tech Group, Ltd. and Renaissance Learning, Inc. because they were acquired and ceased trading. We also omitted McGraw-Hill Companies, Inc. and Scientific Learning Corporation as they publicly announced formal plans to exit the education industry. Ambow Education Holding Ltd., China Distance Education, ChinaCast Education Group, New Oriental Education and Technology Group, TAL Education Group and XUEDA Education Group were removed from our Peer Group as a result of the accounting scandals which have significantly impacted these Chinese stocks. Finally, in the course of our review of the Peer Group, we removed Corinthian Colleges, Inc. and Lincoln Educational Services Co. because we do not believe that these companies are still comparable. As a result of these modifications, our Peer Group now consists of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc.*, Capella Education Company, Devry Inc., Grand Canyon Education Inc.*, ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc.*, Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute.

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

^
Companies were included in the performance analysis only for the period after their respective initial public offering.

Stock-based Incentive Plan Information

        The following table provides certain information as of June 30, 2012, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2012

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	2,949,940	$20.41	1,398,018

Includes shares under the 2007 Equity Incentive Award Plan.

(1)
The 2007 Equity Incentive Award Plan (the "2007 Plan") adopted in November 2007 and approved by the stockholders contains an "evergreen provision" that allows for an annual increase, beginning on July 1, 2008, in the number of shares available for issuance under the 2007 Plan on July 1 of each year during the ten-year term of the 2007 Plan. The annual increase in the number of shares shall be equal to the least of:

•
4% of our outstanding common stock on the applicable July 1;

•
2,745,098 shares; or

•
a lesser number of shares as determined by our Board of Directors.

Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2012, and the selected consolidated balance sheet data as of June 30, 2012 and 2011, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2009 and 2008, and selected consolidated balance sheet data as of June 30, 2010, 2009 and 2008, have been derived from our audited consolidated financial statements not included in this Annual Report. The pro forma net income per common share amounts for the year ended June 30, 2008 was derived by eliminating the one-time tax benefit of $27.0 million from the reversal of the deferred tax valuation allowance in 2008 and by giving effect to the automatic conversion of all of our outstanding shares of our preferred stock into common stock immediately prior to the completion of our initial public offering. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$708,407	$522,434	$384,470	$315,573	$226,235

Cost and expenses
Instructional costs and services	$416,999	$307,111	222,029	196,976	131,282
Selling, administrative and other operating expenses	236,835	174,762	117,398	86,683	72,393
Product development expenses	25,593	16,347	9,576	9,575	9,550

Total costs and expenses	679,427	498,220	349,003	293,234	213,225

Income from operations	28,980	24,214	35,467	22,339	13,010
Interest expense, net	(989)	(1,207)	(1,331)	(982)	(295)

Income before income tax expense and noncontrolling interest	27,991	23,007	34,136	21,357	12,715
Income tax (expense) benefit	(11,882)	(11,342)	(13,249)	(9,628)	21,058

Net income	16,109	11,665	20,887	11,729	33,773
Add net loss attributable to noncontrolling interest	1,434	1,127	638	586	—

Net income	17,543	12,792	21,525	12,315	33,773
Dividends on preferred stock	—	—	—	—	(3,066)
Preferred stock accretion	—	—	—	—	(12,193)

Net income attributable to common stockholders, including Series A stockholders	$17,543	$12,792	$21,525	$12,315	$18,514

	Year Ended June 30,
	2012		2011		2010		2009		2008
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic		$0.46		$0.37		$0.72		$0.43	$1.18
Diluted(1)		$0.45		$0.37		$0.71		$0.42	$1.10
Basic (pro forma)(2)	$	n/a	$	n/a	$	n/a	$	n/a	$0.27
Diluted (pro forma)(2)	$	n/a	$	n/a	$	n/a	$	n/a	$0.26
Weighted average shares used in computing per share amounts:
Basic		35,802,678		31,577,758		29,791,973		28,746,188	15,701,278
Diluted(1)		35,990,863		32,114,761		30,248,683		29,639,974	16,850,909
Basic (pro forma)(2)		n/a		n/a		n/a		n/a	24,989,323
Diluted (pro forma)(2)		n/a		n/a		n/a		n/a	26,138,954
Other Data:
Net cash provided by (used in) operating activities		$32,991		$67,213		$54,680		$(9,355)	$15,534
Depreciation and amortization		$58,033		$42,934		$25,761		$20,835	$12,568
Stock-based compensation expense		$10,067		$9,466		$5,934		$2,790	$1,464
EBITDA(3)		$87,013		$67,148		$61,228		$43,174	$25,578
Capital Expenditures:
Capitalized curriculum development costs		$16,123		$18,086		$13,904		$13,931	$11,669
Purchases of property, equipment and capitalized software development costs		$32,477		$29,563		$10,357		$13,939	$6,476
New capital lease obligations		$27,209		$15,645		$12,194		$16,044	$10,564

Total capital expenditures		$75,809		$63,294		$36,455		$43,914	$28,709

	As of June 30,
	2012	2011	2010	2009	2008
		(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$144,652	$193,099	$81,751	$49,461	$71,682
Total assets	$648,835	$582,095	$307,882	$240,676	$197,324
Total short-term debt	$17,095	$13,357	$12,247	$11,274	$6,520
Total long-term obligations	$15,901	$10,851	$8,365	$11,128	$6,641
Total K12 Inc. stockholders' equity	$473,494	$448,621	$221,851	$182,286	$150,288
Working capital	$289,226	$264,447	$149,344	$111,048	$97,379

(1)
Diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares are eligible to convert into common stock on a one-for-one basis. If these shares had been converted, issued and outstanding for the year ended June 30, 2012, they would have increased our total dilutive shares outstanding by 7.6%.

(2)
Pro forma net income per common share eliminates the one-time tax benefit of $27.0 million from the reversal of the deferred tax asset valuation allowance and gives effect to the automatic conversion of all of our outstanding shares of preferred stock into common stock immediately prior to the completion of our initial public offering. The pro forma net income per common share assumes the completion of the initial public offering on June 30, 2007 and the conversion of all of our outstanding shares of preferred stock into 19,879,675 shares of common stock.

(3)
EBITDA consists of net income, plus net interest expense, income tax expense (benefit), depreciation and amortization and minus noncontrolling interest charges. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA in addition to income from operations and net income as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

We believe EBITDA is useful to an investor in evaluating our operating performance because it is widely used to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and to present a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired. Our management uses EBITDA:

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

  The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2012	2011	2010	2009	2008
		(In thousands)
Net income	$17,543	$12,792	$21,525	$12,315	$33,773
Interest expense, net	989	1,207	1,331	982	295
Income tax expense (benefit)	11,882	11,342	13,249	9,628	(21,058)
Depreciation and amortization	58,033	42,934	25,761	20,835	12,568
Noncontrolling interest	(1,434)	(1,127)	(638)	(586)	0

EBITDA	$87,013	$67,148	$61,228	$43,174	$25,578

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in Part I, Item 1A, of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

        This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

  •
  Executive Summary—a general description of our business and key highlights of the fiscal year ended June 30, 2012.

  •
  Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.

  •
  Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring critical judgments and estimates.

  •
  Results of Operations—an analysis of our results of operations in our consolidated financial statements.

  •
  Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $305 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to districts, public schools, private schools, charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

        We achieved significant revenue growth during fiscal year 2012, reflecting growth in our traditional online schools, expansion of our Institutional Business and the impact from our recent acquisitions. We increased revenues to $708.4 million, from $522.4 million, a growth rate of 35.6% from fiscal 2011. Our fiscal year 2012 results reflect the full year impact of acquisitions completed in our prior fiscal year while fiscal year 2011 results include revenue and operating activity only after the dates of the acquisitions. In addition, our fiscal year 2012 revenue includes the full year impact from our acquisition of certain assets of KVE on July 1, 2011, which included contracts to serve nine public virtual charter schools in the United States and other assets.

        In fiscal year 2012, operating income increased to $29.0 million, from $24.2 million in fiscal year 2011, an increase of 19.8%, net income to stockholders increased to $17.5 million, from $12.8 million, an increase of 36.7% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in "Item 6—Selected Financial Data"), increased to $87.0 million, from $67.1 million, an increase of 29.7%. The increase in our operating income resulted from increased revenue from our organic and acquisition-related growth offset by the expense incurred integrating recently acquired entities, increased personnel costs from the growth in the number of our employees and operating expenses associated with our infrastructure investments.

        Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 84% of our revenue in fiscal year 2012. For the 2012-13 school year, we will manage schools in 32 states and the District of Columbia.

        We serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have a growing sales team to focus on this sector and, through our acquisitions of KCDL and AEC in 2010, we increased the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continued to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

        We operate three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children's traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a program that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, we own and operate the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12.

Our History

        We were founded in 2000 to utilize advances in technology to provide children with access to a high-quality public school education regardless of their geographic location or socio-economic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. The convergence of these concerns and rapid advances in Internet networks created the opportunity to make a significant impact by deploying high quality online learning systems on a flexible, online platform.

        In September 2001, we introduced our kindergarten through 2nd grade offering. We launched our initial online learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We added new grades over the first seven years and continue to manage schools in more states every year. We have also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. For the 2011-12 school year, we managed public schools in 29 states and through our Institutional Business served schools in all 50 states. For the 2012-13 school year, we have been approved to manage schools in Iowa, New Jersey and New Mexico, bringing the total states with Managed Public Schools to 32 in addition to the District of Columbia.

        The following table sets forth the new states managed by school year for our virtual and blended public schools:

School Year	Number of States with Managed Public Schools	New States with Managed Public Schools
SY 2001 - 2002	2	Colorado, Pennsylvania
SY 2002 - 2003	7	Arkansas, California, Idaho, Minnesota, Ohio
SY 2003 - 2004	10	Arizona, Florida, Wisconsin
SY 2004 - 2005	10	None
SY 2005 - 2006	11	Texas
SY 2006 - 2007	13	Illinois, Washington,
SY 2007 - 2008	16	Georgia, Nevada, Utah
SY 2008 - 2009	20	Hawaii, Indiana, Oregon, South Carolina
SY 2009 - 2010	24	Alaska, Oklahoma, Virginia, Wyoming
SY 2010 - 2011	27	Kansas, Massachusetts, Michigan
SY 2011 - 2012	29	Louisiana, Tennessee
SY 2012 - 2013	32	Iowa, New Jersey*, New Mexico

*
Flex School.

Recent Acquisitions, Strategic Investments and Equity Private Placement

        During the last three years, we completed several strategic transactions to accelerate our growth, expand our course catalog and service offerings and extend our distribution capabilities. While these initiatives have expanded our markets and growth opportunities, we have incurred additional costs associated with acquiring, integrating and operating these acquired businesses. These include the following.

Formation of Middlebury Interactive Languages LLC

        In April 2010, we formed a joint venture with Middlebury College, known as MIL, to develop online foreign language courses. We contributed substantially all of the assets in our Power-Glide Language Courses Inc. subsidiary, along with certain intellectual property licenses and cash for a 60% interest in the joint venture. Middlebury College contributed a license to use its school name, its Middlebury-Monterey Language Academy business and cash for a 40% interest in the joint venture. As the majority and controlling owner, we consolidate the results and operations of MIL into our financial statements. We offer the MIL courses in our virtual and blended public schools and to school districts and believe they have wide applicability in online learning. MIL creates innovative, online language programs for pre-college students and leverages Middlebury College's recognized experience in foreign language instruction and our expertise in online education. Language faculty from Middlebury collaborates with MIL to develop and manage the academic content of the Web-based language courses. MMLA offers foreign language camps through four-week residential and day camps at selected college campuses.

Acquisition of KC Distance Learning, Inc.

        In July 2010, we acquired KCDL, a provider of online curriculum and public and private virtual education. KCDL included three distribution channels: Aventa Learning (online curriculum and instruction), The Keystone School (an online and correspondence private school) and contracts to serve iQ Academies (statewide virtual public charter schools). Aventa Learning offers schools and school districts over 140 core, elective and Advanced Placement (AP) courses in grades 6-12, including credit recovery courses, full-scale virtual school programs and instructional services.

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

Acquisition of The American Education Corporation

        In December 2010, we acquired the stock of AEC. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increases our portfolio of innovative, high quality instructional courseware and curriculum used by school districts all over the country.

Investment in Web International Education Group, Ltd.

        In January 2011, we invested $10 million to obtain a 20% minority interest in Web International Education Group, Ltd. ("Web"). Web is a provider of English language training for learners of all ages throughout China, including university students, government workers and employees of international companies and it maintains an extensive network of learning centers throughout China.

Acquisition of International School of Berne

        In April, 2011, we acquired the operations of IS Berne, a traditional private school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an IB school in its 50th year of operation. Our purchase provided us with the right to operate IS Berne and substantially all of its assets excluding real estate.

Investment by Technology Crossover Ventures in K12 Inc.

        In April 2011, we completed a private placement sale of 4 million shares of restricted common stock at a price of $31.46 per share to Technology Crossover Ventures ("TCV"). The gross proceeds of $125.8 million were unrestricted and available for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors ("Board") appointed a director nominated by TCV to the Board to hold office until our next annual meeting. Additionally, we granted TCV the right to participate on a pro-rata basis in any of our subsequent private offerings of common stock, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. As provided by the terms of the transaction, we filed a resale registration statement with respect to these shares with the SEC and the registration statement was declared effective on December 28, 2011.

Acquisition of Assets from Kaplan Virtual Education

        In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts of KVE, a subsidiary of Kaplan, Inc. KVE assets included and contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition allows us to serve more students with multiple curriculum platforms and leverage the Insight School brand and our existing virtual academy operations.

Financial Statement Overview

        Since 2010, our business has evolved significantly, and as a result this impacts the comparability of period to period financial results. These changes include: the acquisition of KCDL in July 2010; the acquisition of AEC in December 2010; the acquisition of IS Berne in April 2011; and the acquisition of KVE and Insight Schools (the "Kaplan/Insight Assets") in July 2011. For fiscal year 2012, our financial results include a full year of operating activities from these acquisitions. For fiscal year 2011, our financial results include operating activities since the date of the respective acquisitions and 2010 does not include operating results from any of our acquisitions. These acquisitions accounted for a large portion of the increases in our revenue, student enrollments and operating costs, including transaction and integrations costs, amongst periods. In addition, we experienced organic growth from the new state schools added in recent years identified above and the continued ramp-up in student enrollments and associated variable operating costs from schools opening over the last five years.

        Our fiscal year 2012 results also include operating activities associated with investments to support our growth and business expansion that were not incurred to the same extent during the prior year periods. These investments include our internal business support systems, a second data center to support operations, and expansion of our products and services into new international, academic and institutional sales markets. Certain business support systems and a second data center were under development during prior periods and development costs were generally capitalized. We have also incurred additional maintenance and license costs, depreciation and other operating costs associated with operating these assets. The operating costs associated with maintaining these systems will continue in future periods.

        Student enrollment in our Managed Public Schools has experienced a shift in the mix of students with an increased level of high school students. The shift occurred as a result of our acquisition of the Kaplan/Insight Assets, which only serve students in grades 6-12, and from organic growth in many of the schools we serve. The continued expansion of our Institutional Business and our International and Private Pay Business also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third-party distributor costs and third-party royalty costs for our Institutional Business. We may continue to experience changes in our enrollment, revenue and cost mix as we continue expansion into markets different than our traditional Managed Public Schools. Our nascent businesses have not yet reached scale and placed downward pressure on our operating margins in fiscal year 2012.

        Our headcount growth from approximately 1,100 employees at the beginning of 2010 to approximately 3,300 at the end of our 2012 fiscal year, including teachers associated with our enrollment growth, the development of the Institutional Business, including the expansion of a sales force, and the decision to have more K12-employed teachers in our managed schools have also directly impacted our operating expenses during the last three years. During fiscal year 2012, we also incurred additional legal costs defending litigation and increased costs associated with the ERP implementation. We believe that all the above factors, particularly the significant infrastructure investments, acquisitions and the depreciation and amortization associated with our acquired assets and infrastructure investments, reduce the comparability of our operating results between periods.

Funding Overview

        State education budgets remain under pressure due to the continuing slow pace of economic recovery. Public school funding levels, including funding for our Managed Public Schools, have been reduced in several states over the past few years, including even abrupt mid-year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. We routinely monitor state legislative activity and regulatory proceedings that might impact the funding received by the schools we serve and, to the extent possible, factor potential outcomes into our business planning decisions. Accordingly, we recognized a reduction in revenue of about 2% during fiscal year 2012 related to various state funding issues. In addition, because of current economic pressures, some states are delaying their payments to public schools. We experienced delays in receiving payments during the fourth quarter of fiscal year 2012 from our Managed Public Schools that depend on receiving state funding before remitting payment to us. As a result of these deferred payments, we have experienced higher accounts receivable throughout the third and fourth quarters of fiscal year 2012, which negatively affected our cash position and cash provided from operations as compared to our normal seasonal pattern of collections. We currently expect to receive payment from certain states that deferred payment in fiscal 2012 during our first quarter of fiscal year 2013.

Key Aspects and Trends of Our Operations

Revenues—Overview

        We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn-key management services. More than 84% of our revenues were derived from this source in fiscal year 2012. We anticipate that these revenues will continue to represent the majority of our total revenues over the next 12-24 months; however we expect revenues in other aspects of our business to increase as a percentage of revenue of our total revenues as we execute on our growth strategy. We provide products and services primarily to three lines of business: Managed Public Schools, Institutional Business and International and Private Pay Business.

        Factors affecting our revenues include:

            (i)  the number of enrollments;

           (ii)  the mix of enrollments across grades and states;

          (iii)  management services provided to the schools and school districts;

          (iv)  state or district per student funding levels and attendance requirements;

           (v)  prices for our products and services;

          (vi)  growth in our other customer types; and

         (vii)  revenues from new initiatives, mergers and acquisitions.

        State education budgets remain under pressure due to the continuing slow pace of economic recovery. Public school funding levels, including funding for our Managed Public Schools, have been reduced in several states over the past few years, including even abrupt mid-year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. While the American Recovery and Reinvestment Act of 2009 and Education Jobs and Medicaid Assistance Act of 2010 provided temporary stimulus funds to states, they did not fully offset the state funding reductions and have generally expired. Our financial results reflect the state funding reductions, federal funds provided and the reduction of federal funds provided, and expense reductions that we undertook to take in order to mitigate the impact of these budget constraints. Net reductions in school funding have negatively affected both revenue and operating results for our last four fiscal years. Many states continue to experience budget issues, including the state of California, where we have 12 virtual and blended public schools in operation. The specific level of federal, state and district funding for the coming years is not yet known, and taken as a whole, it is reasonable to believe that a number of the public schools we serve, including those served by our Institutional Business group, may experience lower funding in the future.

        Our growth strategy includes increasing revenues in other distribution channels, including accelerating Institutional Business sales, adding enrollments in our private schools and pursuing international opportunities to offer our learning systems. While the combined revenues from these other sectors were significantly smaller than that from the Managed Public Schools in fiscal year 2012, these revenues are growing at a faster rate. Our success in executing our strategies will impact future growth.

        Public Funding and Regulation.    Our public school customers are financed with state and local government and, to a lesser extent, federal funding. Budget appropriations for education at all levels of government are determined through a political process and impacted by general economic conditions, and, as a result, our revenues may be affected by changes in appropriations. Decreases in funding could result in an adverse effect on our financial condition, results of operations and cash flows.

        Competition.    Providing online education, including the provision of services to school districts through our Institutional Business channel, is becoming increasingly competitive. As this competition intensifies, it could negatively affect our growth, revenues and operating margins. With the introduction of new technologies and entrants, we expect this competition to intensify. We are also experiencing significant price competition in our Institutional Business sector. This price competition may have a significant impact on both the retention of our existing customers and the acquisition of new Institutional Business customers.

  Managed Public Schools

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

        We believe that our revenue growth depends upon the following:

  •
  the number of states and school districts in which we operate;

  •
  the mix of students served;

  •
  the restrictive terms of local laws or regulations, including enrollment caps;

  •
  the appeal of our curriculum and instructional model to students and families;

  •
  the specific school or school district requirements including credit recovery, Advanced Placement (AP), or special needs;

  •
  the effectiveness of our program in delivering favorable academic outcomes;

  •
  the quality of the teachers working in the schools we serve; and

  •
  the effectiveness of our marketing and recruiting programs.

        In fiscal year 2012, we increased total average enrollments by 29,364, or 41.2%, to 100,686, as compared to total average enrollments of 71,322 or 41.12%, in fiscal year 2011. We continually evaluate our trends in revenues by monitoring the number of enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. The growth rate of our managed school average enrollments exceeded the growth in revenue principally due to mix shift to High School, the acquisition of the Insight Schools, reductions in the per-pupil rate of achieved state funding in some states, and lower utilization in federal and state restricted funding per managed student.

        Enrollments in these schools on average generate substantially more revenues than enrollments served through our Institutional Business where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to build our Institutional Business and increase enrollment in International and Private Pay Business, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

        In fiscal year 2012, we derived approximately 13% and 12% of our revenues, respectively, from the Agora Cyber Charter School ("Agora") in Pennsylvania and the Ohio Virtual Academy. In aggregate, these schools accounted for approximately 25% of our total revenues. We provide our full turn-key management solution pursuant to our contract with the Ohio Virtual Academy, which terminates on June 30, 2017. We provide our full turn-key solution to the Agora pursuant to a contract with the school that expires on June 30, 2015. The annual revenues generated under each of these contracts represent a material portion of our total revenues in fiscal year 2012, however, as our other business sectors grow, these proportions may decrease.

  Institutional Business

        While Managed Public Schools constitute the bulk of our business, there is a significant emerging demand by school districts, individual schools and other educational institutions for more limited components of our online services and products than are used in Managed Public Schools. Sales to those entities are conducted through our Institutional Business organizations.

        The Institutional Business portfolio contains an array of curriculum, technology solutions and delivery models with the flexibility to be mapped to specific student, school and district needs. These options range from full online district programs to individual course offerings. The Institutional Business course catalog is comprehensive and enables districts to offer their students educational opportunities that otherwise might not be financially justifiable, such as Advanced Placement (AP), honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. We also provide state-certified and subject matter expert instructors, professional development and other support services as desired by our customers.

        Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional Business is revenues. Historically, for purposes of comparability to the Managed Public Schools, we reported growth in the Institutional Business on the basis of full-time equivalents ("FTEs") using a four course conversion factor. However, we no longer believe that FTEs are as useful to understanding the Institutional Business as when the metric was originally introduced. With the integration into the Institutional Business of the educational software services and products of The American Education Corporation, and the Aventa curriculum acquired in the KCDL acquisition, as well as the evolution of our district and school programs, many of the customers served by the Institutional Business organizations now purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full-time students, but also students taking semester-long courses, students who recover credits through concentrated four to eighteen-week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as an FTE), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the entirety of the Institutional Business. Indeed, our efforts to do so led us to the conclusion that at this time, revenue is the best performance metric for the Institutional Business.

        Sales opportunities in the Institutional Business are driven by a number of factors in a diverse customer population, and which determine the deliverable and price. These factors include:

  •
  Type of Customer—A customer can be a U.S.-based public, private or charter school, a district, regional education agency, or a commercial company that provides services to students.

  •
  Curriculum Needs—We sell our curriculum solutions based on the scope of the customer need, and a solution is generally purchased as end-user access to a complete catalog, individual course or supplemental content title.

  •
  License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district-wide site licenses or a perpetual license. We charge incrementally if we are hosting the solution.

  •
  Hosting—Customers may host curricula themselves or license our hosted solution. We are able to track all students for customers who use our hosted solution. However, more often in large-scale, district-wide implementations, a customer may choose to host the curriculum, and in that case we have no visibility of individual student usage for counting enrollments.

  •
  Service Menu—Instructional services may be provided and priced per-enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

  International and Private Pay Business

        Private schools are managed schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three private online schools at differing price points and service levels. Our revenue is derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third-party school may elect to enroll one of its students in a K12 private school course as a supplement to the student's regular on-campus instruction. In such cases, the third-party school may pay the K12 private school tuition.

        Our private schools business has evolved over the past two years as we have acquired and developed new private school offerings with different structures and price points. This has made comparability to our Managed Public Schools business more challenging and the use of full-time equivalent metrics no longer as meaningful. As a result, we have decided to report performance in the private pay business on the basis of the student counts and semester-course enrollments which more accurately reflects the way revenues and expenses occur in the business.

        Student counts tell us how many individual students are being served at any point in time. As a result of the variation in the number of courses taken by students, we measure the total size of our schools by "semester-course enrollments" ("SCEs"). A semester long course is counted as a single SCE, and a year-long course is counted as two SCEs. Private school students take courses ranging from a single, semester long K-8 course to a 12 high school course annual load. For example, a student who takes six courses per semester for two semester accounts for 12 SCEs.

        Some of our private school operations, notably Keystone and the K12 International Academy, start classes on a monthly or rolling basis. As a result, there are students in our system of education at any point in time who have just started a course, just finished a course or have partially completed a course.

        We believe our revenue growth depends primarily on the recruitment of students into our programs through effective marketing and word-of mouth referral based on the quality of our service. In addition, through high service quality, we seek to retain existing students and increase the total number of courses each student takes with us. In some cases, students return each summer and take only one course. In other cases, students choose a K12 private school as their principal form of education and may stay for many years. The flexibility of our programs, the quality of our curriculum and teaching, and the student community features lead to customer satisfaction and therefore, retention.

        We have entered into agreements which enable us to distribute our products and services to over 1,000 school partners throughout the world that use our courses as a supplement to their on-campus academic programs. These courses provide students with additional electives, advanced placement (AP) courses, and sometimes include dual-degree programs that the school cannot offer on its own. Student enrollments derived from partner school programs are included in the count of SCEs for these private schools.

        We sometimes offer additional teacher assistance, counseling, clubs and other additive services to our basic course offerings. These additive services may carry additional fees that appear in our revenue. We also have an operating agreement with IS Berne, a traditional private school in Switzerland. Enrollments and revenue from IS Berne are included in our private school totals along with the numbers from our online school operations. We do not include students in our consumer sales business as we do not monitor the progress of these students in the same way as we do in our other programs.

Instructional Costs and Services Expenses

        Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The Managed Public Schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional Business and International and Private Business sectors. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

        In the near term, we expect high school enrollments to continue to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenue compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services, including college placement, SAT preparation and guidance counseling; (iv) use of third-party courses to augment our proprietary curriculum; and (v) use of a third-party learning management system to service high school students. Over time, we may partially offset these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, possibly replacing our third-party learning management system with a proprietary system, leveraging our school infrastructure and obtaining purchasing economies of scale.

        We have deployed and are continuing to develop new delivery models, including blended schools, where students receive face-to-face instruction in a learning center to complement their online instruction, and other programs that utilize brick and mortar facilities. The maintenance, management and operations of these facilities necessitate additional costs, which are generally not required to operate typical virtual public schools. We are pursuing expansion into new states for both virtual public and other specialized charter schools. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a school, including the funding of building leases and leasehold improvements.

Selling, Administrative and Other Operating Expenses

        Selling, administrative and other operating expenses include the salaries and benefits employees engaged in business development, public affairs, sales and marketing, and administrative functions and transaction and due diligence expenses related to mergers and acquisitions.

Product Development Expenses

        Product development expenses include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems and any related impairment charges. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. In fiscal year 2012, Product Development expenses increased because of the number and types of products we maintain, and due to timing and other factors, capitalized costs were less than in fiscal year 2011. We plan to continue to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, world language courses and new releases of existing courses and to continue to upgrade our content management system and online schools. We capitalize selected costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize certain costs incurred to develop internal systems into capitalized software development costs.

Expense Management

        We are constantly searching for ways to deliver more value at a lower cost for our customers and we take pride in our ability to deliver highly-individualized, effective education solutions at a significant savings to taxpayers. Over the past several years, the recession has negatively impacted state education funding to many of the schools we serve, which we have sought to mitigate by increasing efficiencies whenever possible without affecting educational quality. Given the large number of teachers we employ or manage, our ability to reduce costs in our business model is partially limited. Our increasing scale and infrastructure investments, however, position us for greater efficiency in future periods.

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

  Revenue Recognition

        In accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition, we recognize revenue when the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery of physical goods or rendering of services is complete; (3) the seller's price to the buyer is fixed or determinable; and (4) collection is reasonably assured.

        We have determined that the separate elements of our multiple element contracts with managed schools do not have standalone value. Accordingly, we account for revenues received under multiple element arrangements as a single unit of accounting and recognize the entire arrangement over the term of the contractual service period. While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

  •
  Access to the Online School and Online Curriculum.  Our proprietary learning management system (OLS) revenues are generally earned on a per course basis from schools and school districts. Students enrolled through a school are provided access to the OLS and online curriculum. Revenues are earned ratably over the school year, typically 10 months, or over the semester depending on the length of the course.

  •
  Learning Kits.  The lessons in our online school are often accompanied with selected printed materials, workbooks, laboratory materials and other manipulative items which we provide to students. We generally ship all learning kits to a student when their enrollment is approved. Once materials have been shipped, our efforts are substantially complete. Therefore, we recognize revenues upon shipment. Shipments to schools that occur in the fourth fiscal quarter that are for the following school year are recorded in deferred revenues. We also earn reclamation fee income when we reclaim materials for schools at the end of the school year or when a student withdraws from the school.

  •
  Student Computers.  We provide many enrolled students with the use of a personal computer and complete technical support through our call center. Revenues are generally earned ratably over the school year and we also earn revenues for reclamation services when a student withdraws from a school and returns the computer which may occur in a subsequent school year.

  •
  Management, Technology and Educational Services.  Under most of our statewide virtual public and blended school contracts, we provide the boards of managed schools with turn-key management and technology services. We recognize these revenues ratably over our fiscal year as administrative offices of the school remain open for the entire year. Our management and technology service fees are generally a contracted percentage of yearly school funding. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school funding.

        We closely monitor the financial performance of the schools to which we provide turn-key management services. Under the contracts with these schools, we generally take responsibility for any operating expenses that they may incur in a given school year, which include our charges for products and services. In some cases, the school operating expenses may exceed the revenues earned by the school resulting in an operating loss for the school. A school operating loss may result from a combination of cost increases or funding reductions attributable to the following:

  •
  costs associated with new schools including the initial hiring of teachers, administrators and the establishment of school infrastructure;

  •
  school requirements to establish contingency reserves;

  •
  one-time costs, such as a legal claim;

  •
  funding reductions due to the inability to qualify specific students for funding;

  •
  regulatory or academic performance thresholds which may restrict the ability of a school to fund all expenses;

  •
  inadequate school funding in particular states;

  •
  providing services without receiving state funding when enrollments occur after enrollment count dates; and/or

  •
  burdensome regulation creating excessive costs.

        We generate a small percentage of our revenues from the sale of perpetual licenses of curriculum and ongoing support to schools. Under ASC 605, we account for the license and support of separate units of accounting and recognize revenues associated with the license up front and ongoing maintenance and support over the performance period. We also generate a small percentage of our revenues through the sale of our online courses and learning kits directly to consumers. We record revenue for consumer services over the term of the class subscription.

  Capitalized Curriculum Development Costs

        Our curriculum is primarily developed by our employees and, to a lesser extent, by independent contractors. Generally, our courses cover traditional subjects and utilize examples and references designed to remain relevant for long periods of time. The online nature of our curriculum allows us to incorporate user feedback rapidly and make ongoing corrections and improvements. For these reasons, we believe that our courses, once developed, have an extended useful life, similar to computer software. We also create textbooks and other offline materials. Our curriculum is integral to our learning systems. Our customers generally do not acquire our curriculum or future rights to it.

        Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Technological feasibility is established when we have completed all planning, designing, coding and testing activities necessary to establish that a course can be produced to meet its design specifications. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

  Software Developed or Obtained for Internal Use

        We develop our own proprietary computer software programs to provide specific functionality to support both our unique education offerings and the student and school management services. These programs enable us to develop courses, process student enrollments, meet state documentation requirements, track student academic progress, deliver online courses to students, coordinate and track the delivery of course-specific materials to students and provide teacher support and training. These applications are integral to our learning systems and we continue to enhance existing applications and create new applications. Our customers do not acquire our software or future rights to it.

        We capitalize software development costs incurred during development in accordance with ASC 350, Intangibles. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years.

  Impairment of Long-lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no impairment charges for the fiscal years ended June 30, 2012, 2011 and 2010.

  Income Taxes

        We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

        Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

        We expect substantially all of our deferred tax assets to be fully utilized and have established a valuation allowance on net deferred tax assets of $1.1 million as of June 30, 2012 to the amount that is more likely than not to be realized. Due to our federal net operating loss carryforwards, we do not expect to pay federal income taxes in the next twelve months, other than the alternative minimum tax.

We currently expect the majority of our net operating loss carryforwards to be utilized during our 2013 fiscal year and to begin making more significant federal income tax payments during our 2014 fiscal year.

  Accounting for Stock-based Compensation

        We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation. We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. During 2010 to 2012, we granted more restricted stock awards, resulting in increased stock-based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock-based compensation costs, and this increased cost is expected to continue in future periods.

  Goodwill and Other Intangibles

        We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, customer contracts and curriculum and such intangible assets are amortized on a straight-line basis over their estimated useful lives based on third party valuations. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. Our goodwill and other intangibles, and amortization of other intangible assets, have increased over the last two years with our recent acquisitions. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. For the fiscal years ended June 30, 2012, 2011 and 2010, no impairment to goodwill or indefinite-lived intangible assets was recorded.

  Consolidation of Noncontrolling Interest

        Our consolidated financial statements reflect the results of operations of our Middle East and Middlebury Interactive Languages joint ventures. Earnings or losses attributable to our partner are classified as "net loss attributable to noncontrolling interest" in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company.

  Redeemable Noncontrolling Interest

        In the formation of our joint venture with Middlebury College, at any time after the fifth (5th) anniversary of the agreement (May 2015), Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its membership interest (put right) to us. The purchase price for Middlebury's membership interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

        Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value, which approximates fair value, in accordance with ASC 480, Distinguishing Liabilities from Equity. We adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. The redeemable value as of the end of each fiscal year is based on a third-party valuation, while the redeemable value during interim periods is based on management updates from the date of the most recent independent valuation. As of June 30, 2012, the estimated redeemable noncontrolling interest was $17.2 million.

Investment in Web International Education Group, Ltd.

        We have recorded our minority investment in Web as an available for sale debt security because of our ability to put the investment to other Web shareholders in return for the original $10 million purchase price plus interest. Accordingly, the operating results of Web were not reflected in our consolidated statements of operations. During the fiscal year ended June 30, 2012, there was no change to the fair value of our Web investment from our initial investment costs based on Web's financial performance, management's assessment of fair value and Web's cash balance that was deemed sufficient to repay the initial investment plus interest.

Segment Reporting

        We operate in one operating and reportable business segment: we are a technology based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. We have the following three lines of business: Managed Public Schools, Institutional Business and International and Private Pay Business. Our Chief Executive Officer is the Chief Operating Decision Maker (the "CODM"). Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information on revenues by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The profitability of our business segments is not produced. The CODM only evaluates profitability based on consolidated results.

Results of Operations

Managed Public Schools

        The following table sets forth total average enrollment data for students in Managed Public Schools. These figures exclude enrollments from our classroom pilot programs.

	Years Ended June 30,			Growth 2012 / 2011		Growth 2011 / 2010
	2012	2011	2010	Change	Change %	Change	Change %
Average Student Enrollments	100,686	71,322	56,962	29,364	41.2%	14,360	25.2%

International and Private Pay Business

        The following table sets forth total data for students in our International and Private Pay Business. These figures exclude enrollments from our consumer program.

	Years Ended June 30,			Growth 2012 / 2011		Growth 2011 / 2010
	2012	2011	2010	Change	Change %	Change	Change %
Student Enrollments	29,995	27,009	1,538	2,986	11.1%	25,471	1,656.1%
Semester Course Enrollments	82,999	67,381	10,547	15,618	23.2%	56,834	538.9%

  Revenue by Business Lines

        Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district who purchases a single course (Institutional Business customer) may decide to implement a full-time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for each of the last three fiscal years.

	Years Ended June 30,			Growth 2012 / 2011		Growth 2011 / 2010
(Dollars in thousands)	2012	2011	2010	Change	Change %	Change	Change %
Managed Public Schools	$596,142	$454,001	$362,766	$142,141	31.3%	$91,235	25.1%
Institutional Business	$73,150	$46,756	$12,665	$26,394	56.5%	$34,091	269.2%
International and Private Pay Business	$39,115	$21,677	$9,039	$17,438	80.4%	$12,638	139.8%
Total	$708,407	$522,434	$384,470	$185,973	35.6%	$137,964	35.9%

        The following table sets forth statements of operations data for each of the periods indicated:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Revenues	$708,407	$522,434	$384,470

Cost and expenses
Instructional costs and services	416,999	307,111	222,029
Selling, administrative and other operating expenses	236,835	174,762	117,398
Product development expenses	25,593	16,347	9,576

Total costs and expenses	679,427	498,220	349,003

Income from operations	28,980	24,214	35,467
Interest expense, net	(989)	(1,207)	(1,331)

Income before income tax expense and noncontrolling interest	27,991	23,007	34,136
Income tax expense	(11,882)	(11,342)	(13,249)

Net income	16,109	11,665	20,887
Add net loss attributable to noncontrolling interest	1,434	1,127	638

Net Income	$17,543	$12,792	$21,525

        The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenues for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost and expenses
Instructional costs and services	58.9%	58.8%	57.7%
Selling, administrative and other operating expenses	33.4%	33.5%	30.6%
Product development expenses	3.6%	3.1%	2.5%

Total costs and expenses	95.9%	95.4%	90.8%

Income from operations	4.1%	4.6%	9.2%
Interest expense, net	-0.1%	-0.2%	-0.3%

Income before income tax expense and noncontrolling interest	4.0%	4.4%	8.9%
Income tax expense	-1.7%	-2.2%	-3.5%

Net income	2.3%	2.2%	5.4%
Add net loss attributable to noncontrolling interest	0.2%	0.2%	0.2%

Net Income—K12 Inc.	2.5%	2.4%	5.6%

Comparison of Years Ended June 30, 2012 and 2011

        Revenues.    Our revenues for the year ended June 30, 2012 were $708.4 million, representing an increase of $186.0 million, or 35.6%, as compared to $522.4 million for the year ended June 30, 2011. Our revenue growth was primarily attributable to (i) an increase of $142.1 million in Managed Public Schools revenue, as a result of organic growth of $116.7 million and acquired growth of $25.4 million; (ii) an increase of $26.4 million in Institutional Business revenue, partially as a result of the full year effect of acquired businesses, such as AEC; and (iii) a $17.4 million increase in International and Private Pay revenue, partially as a result of the full year effect of the IS Berne acquisition. Revenue for the Managed Public Schools grew 31.3% year-over-year, while total average enrollment growth for Managed Public Schools students grew by 41.2%. Revenue grew at a lower rate principally as a result of our acquisition of the Kaplan/Insight Assets, specific reductions in the per-pupil rate of achieved state funding, and lower utilization in federal and state restricted funding per managed student

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2012 were $417.0 million, representing an increase of $109.9 million, or 35.8%, as compared to $307.1 million for the prior fiscal year. The increase was primarily attributable to an increase in instructional and administrative costs of $88.8 million; an increase in materials and computers costs of $16.5 million; and an increase in amortization of curriculum and online learning systems of $4.6 million. Our instructional costs and services expenses grew in similar proportion to the growth in revenue as these generally are variable costs directly associated with student enrollments. As a percentage of revenues, instructional costs and services expenses were relatively flat at 58.9% for the fiscal year ended June 30, 2012, as compared to 58.8% for the prior fiscal year.

        Selling, Administrative and Other Operating Expenses.    Selling, administrative and other operating expenses for the year ended June 30, 2012 were $236.8 million, representing an increase of $62.0 million, or 35.5%, as compared to $174.8 million for the prior fiscal year. This increase was principally attributable to an increase of $25.6 million in personnel costs primarily due to growth in headcount related to the number of teachers and enrollment counselors necessary to service the increased number of students, and increased professional services and marketing and advertising expenses. As a percentage of revenues, selling, administrative and other operating expenses were essentially flat at 33.4% for the year ended June 30, 2012 as compared to 33.5% for the prior fiscal year.

        Product Development Expenses.    Product development expenses include costs related to new products and information technology systems. Product development expenses for the year ended June 30, 2012 were $25.6 million, representing an increase of $9.3 million, or 57.1%, as compared to $16.3 million for the prior fiscal year. This increase was primarily attributable to an increase of $7.7 million in professional services expenses and an increase of $4.9 million in personnel costs due to growth in headcount, partially offset by the timing and nature of development projects and related impact to capitalization rates which were lower than historical levels. As a percentage of revenues, product development expenses increased to 3.6% for the year ended June 30, 2012, as compared to 3.1% for the prior fiscal year.

        Net Interest Expense.    Net interest expense for the year ended June 30, 2012 was $1.0 million, as compared to net interest expense of $1.2 million for the prior fiscal year. The decrease was primarily due to lower interest rates on our capital leases and equipment financing arrangements for the year ended June 30, 2012 as compared to the prior fiscal year.

        Income Taxes.    Income tax expense for the year ended June 30, 2012 was $11.9 million, or 42.4% of income before income taxes, as compared to an income tax expense of $11.3 million, or 49.3% of income before taxes, for the prior fiscal year. The decrease in the effective tax rate was primarily attributable to additional nondeductible costs incurred in fiscal 2011 and other nondeductible costs, as well as an increase in pretax income in lower tax foreign jurisdictions. This was partially offset by changes in available research and development credits between years.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2012 and 2011 was $1.4 million and $1.1 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint ventures in the Middle East and Middlebury Interactive Languages. Our noncontrolling interest fluctuates in proportion to the operating results of these respective joint ventures.

Comparison of Years Ended June 30, 2011 and 2010

        Revenues.    Our revenues for the year ended June 30, 2011 were $522.4 million, representing an increase of $137.9 million, or 35.9%, as compared to revenues of $384.5 million for the prior fiscal year. Organic revenue growth was 23.7%. Revenue from acquisitions was $40.1 million and contributed 10.4% to revenue growth. Revenue from new initiatives was $7.0 million and contributed 1.8% to revenue growth. Total average enrollments increased 45.7% to 98,890 for the year ended June 30, 2011 from 67,878 for the prior fiscal year. The increase in average enrollments was attributable to 23.4% acquired enrollment growth and 22.3% organic enrollment growth.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2011 were $307.1 million, representing an increase of $85.1 million, or 38.3%, as compared to instructional costs and services expenses of $222.0 million for the prior fiscal year. This increase was primarily attributable to a $63.9 million increase in expenses to operate and manage schools including the programs acquired with KCDL and the MIL summer programs. In addition, costs to supply curriculum, books, educational materials and computers to students increased $10.6 million, and amortization of curriculum and online learning systems also increased $10.6 million. Included in the $85.1 million increase in instructional costs and services expenses were start-up and launch expenses of $7.5 million for several new initiatives. As a percentage of revenues, instructional costs and services expenses increased to 58.8% for the year ended June 30, 2011, as compared to 57.7% for the prior fiscal year. This increase as a percentage of revenues was primarily attributable to increased amortization of curriculum and online learning systems, expenses for new initiatives that did not have the corresponding growth in revenues in the year, and an increase in the percentage of high school enrollments relative to total enrollments, as high school enrollments have higher costs as a percentage of revenues due to increased teacher and related services costs. These increases were partially offset by lower fulfillment costs for materials and computers, increased productivity at the schools we manage, and leverage of fixed school infrastructure costs.

        Selling, Administrative and Other Operating Expenses.    Selling, administrative and other operating expenses for the year ended June 30, 2011 were $174.8 million, representing an increase of $57.4 million, or 48.9%, as compared to selling, administrative and other operating expenses of $117.4 million for the prior fiscal year. This increase was primarily attributable to increases in strategic marketing ,including brand awareness and student recruitment; personnel costs, including those acquired with KCDL and AEC; merger and acquisition transaction and integration expenses; depreciation and amortization, including the effects of purchase accounting; financial systems and process improvement costs; and one-time stock compensation expenses. Included in the $57.4 million increase in selling, administrative and other operating expenses were expenses of $6.6 million for several new initiatives. As a percentage of revenues, selling, administrative and other operating expenses increased to 33.5% for the year ended June 30, 2011 as compared to 30.6% for the prior fiscal year, primarily due to the items identified above.

        Product Development Expenses.    Product development expenses for the year ended June 30, 2011 were $16.3 million, representing an increase of $6.7 million, or 69.8%, as compared to product development expenses of $9.6 million for the prior fiscal year. The increase was primarily due to support for the Aventa curriculum acquired during the period as well as new projects, including development expenses related to our financial systems implementation. Included in the $6.7 million increase in product development expenses were expenses of $1.8 million for new initiatives and ERP implementation expenses of $1.0 million. As a percentage of revenues, product development expenses increased to 3.1% for the year ended June 30, 2011 as compared to 2.5% for the prior fiscal year, primarily due to the items identified above.

        Net Interest Expense.    Net interest expense for the year ended June 30, 2011 was $1.2 million, as compared to net interest expense of $1.3 million for the prior fiscal year. The decrease was primarily due to lower interest rates on capital leases and notes payable for the year ended June 30, 2011 as compared to the prior fiscal year.

        Income Taxes.    Income tax expense for the year ended June 30, 2011 was $11.3 million, or 49.3% of income before income taxes, as compared to an income tax expense of $13.2 million, or 38.8% of income before taxes, for the prior fiscal year. The increase in rate was primarily attributable to nondeductible costs incurred in the 2011 fiscal year related to transactions that closed during the year ended June 30, 2011. Without these nondeductible transaction costs, the effective income tax rate for the year ended June 30, 2011 would have been 43.4% of income before taxes. This increased rate was reduced somewhat by tax credits recognized in the year ended June 30, 2011 for research and development activities in the 2011 fiscal year. Without these credits, the effective income tax rate for the year ended June 30, 2011 would have been 51.8% of income before taxes.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2011 and 2010 was $1.1 million and $0.6 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint ventures in the Middle East and Middlebury Interactive Languages.

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

        Accounts receivable balances tend to be at the highest levels in the first quarter of our fiscal year as we begin billing for all enrolled students and our billing arrangements include upfront fees for many of the elements of our offering. These upfront fees result in seasonal fluctuations to our deferred revenue balances. State education budgets, which remain under pressure due to the current economic environment and public school funding levels, including for the online public schools that we manage, have been reduced in many states over the past few years and even mid-year adjustments have occurred. We routinely monitor state legislative activity and regulatory proceedings that might impact the funding received by the schools we serve and to the extent possible, factor potential outcomes into our business planning decisions. We have taken reserves during fiscal 2012 in light of certain funding proposals and for individual school deficit allowances in several states. In addition, because of current economic pressures on state funding, some states are delaying their payments to public schools. We have experienced delays in receiving payments from our Managed Public Schools that depend on state funding before remitting payment to us. As a result of these deferred payments, we have experienced higher accounts receivable throughout the second half of fiscal year 2012 than prior years and our accounts receivable balance at June 30, 2012 was substantially higher than experienced in prior years. We currently expect to receive deferred payments from one of our largest states in the first quarter of fiscal year 2013.

        Generally, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since the deferred revenue is amortized over the course of the school year, which typically ends in May or June, the balance is normally at its lowest at the end of our fiscal year. Generally, deferred revenues from virtual and blended public schools have not been a source of liquidity as most schools receive their funding over the course of the school year.

        The deferred revenue related to our direct-to-consumer business results from advance payments for 12 month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold.

Liquidity and Capital Resources

        As of June 30, 2012, we had net working capital, or current assets minus current liabilities, of $289.2 million. Our working capital includes cash and cash equivalents of $144.7 million, including $7.3 million associated with our two joint ventures, and accounts receivable of $160.9 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in the first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2012.

        We have a $35 million revolving credit agreement with PNC Bank, N.A. ("PNC") for general corporate operating purposes (the "Credit Agreement"). The Credit Agreement provides the ability to fund periods until cash is received from the schools. The Credit Agreement matures in December 2012 and we currently expect to enter into a new line of credit agreement prior to termination of the existing line of credit, although there can be no guarantee that we will do so. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its "prime rate" and (b) the federal funds rate plus 0.5%; or (ii) the applicable London Interbank Offered Rate ("LIBOR") divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against "Eurocurrency liabilities," plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratios (as defined in the Credit Agreement). We pay a quarterly commitment fee on the unused portion available under the Credit Agreement. The Credit Agreement includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

        Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries abilities to incur additional indebtedness, grant liens, or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. As of June 30, 2012, we were in compliance with these covenants. As of June 30, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

        We incur capital lease obligations under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. Capital lease borrowings are repaid over three years following the incurrence of a lease with a bargain purchase option at the end of the term. We have pledged the assets financed under the equipment lease line of credit to secure the amounts outstanding. During fiscal year 2012, we had $27.5 million available under our lease line of credit which was fully utilized to acquire student computers and related hardware during fiscal 2012. In July 2012, our availability under the lease line of credit was increased to $35 million for student computer leasing during our 2013 fiscal year. This borrowing availability expires in August 2013 and interest rates on the new borrowings are based upon an initial rate of 2.91% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 11, 2012 and the Lease Commencement Date.

        Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, net working capital on hand and access to our line of credit will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

  Operating Activities

        Net cash provided by operating activities for the year ended June 30, 2012 was $33.0 million, compared to $67.2 million for the year ended June 30, 2011. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business. The decrease in cash from operations from the prior year was primarily the result of increases in accounts receivable and, to a lesser extent, inventories. Our accounts receivable increased in fiscal 2012 because of the increase in the number of schools under our management and increased payment delays from certain managed schools that depend on state funding before remitting payment to us. The decrease in net cash provided by operating activities in fiscal 2012 was also attributable to our acquisition of the Kaplan/Insight Assets, where we did not acquire working capital, to our growth initiatives such as expansion of our Flex schools, and growth in the number of schools and students supported. Our inventories have increased due to normal late year purchasing as we build up inventories for materials shipment to students during the first quarter of fiscal year 2013 and the additional materials required to support new schools opening in fiscal year 2013.

        Net cash provided by operating activities for the year ended June 30, 2011 was $67.2 million compared to net cash provided by operating activities for the year ended June 30, 2010 of $54.7 million. While net income decreased, cash provided by operating activities increased primarily due to an increase in depreciation and amortization, a reduction in growth of accounts receivable and increases in accounts payable, stock compensation expense and deferred rent. Offsetting these factors was an increase in cash used in inventories and a decrease in deferred income taxes.

Investing Activities

        Net cash used in investing activities for the years ended 2012, 2011 and 2010 was $61.2 million, $83.0 million and $24.3 million, respectively. Net cash used in investing activities for the year ended June 30, 2012 was primarily due to investment of $32.5 million in property and equipment, including internally developed and purchased software, investment in capitalized curriculum of $16.1 million, primarily related to the production of high school courses and elementary school math courses and the purchase of certain assets from KVE for $12.6 million.

        Net cash used in investing activities for the year ended June 30, 2011 was primarily due to investment in capitalized curriculum of $18.1 million, primarily related to the production of high school courses and elementary school math courses; investment of $29.6 million in property and equipment, including internally developed and purchased software, the purchase of AEC for $24.5 million and the $10.0 million investment in Web.

        Net cash used in investing activities for the year ended June 30, 2010 was primarily due to investment in capitalized curriculum of $13.9 million, primarily related to the production of high school courses and elementary school math courses, investment of $10.4 million in property and equipment, including internally developed and purchased software, and cash placed in escrow of $0.8 million.

  Financing Activities

        Net cash (used in) provided by financing activities for the years ended June 30, 2012, 2011 and 2010 was $(19.8) million, $127.1 million and $1.9 million, respectively.

        For the year ended June 30, 2012, net cash used in financing activities consisted primarily of payments on capital leases and software financing arrangements totaling $18.4 million and excess tax benefit from stock based compensation of $3.1 million, offset by proceeds from the exercise of stock options of $3.4 million.

        For the year ended June 30, 2011, net cash provided by financing activities primarily consisted of the proceeds from the issuance of restricted common stock in a private transaction with Technology Crossover Ventures of $125.6 million, proceeds from the exercise of stock options of $13.4 million and the excess tax benefit from stock compensation expense of $5.0 million. These amounts were partially offset by payments on capital leases and notes payable totaling $17.1 million.

        For the year ended June 30, 2010, net cash provided by financing activities primarily consisted of the proceeds from the exercise of stock options of $8.5 million, proceeds received from the minority interest contribution of $3.4 million, and the excess tax benefit from stock compensation expense of

$3.9 million. These amounts were partially offset by payments on capital leases and notes payable totaling $14.0 million.

Contractual Obligations

        Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2012, which increased from approximately $75.9 million as of June 30, 2011 due to increases in our leased student computers and office space rental commitment:

	For Years Ended June 30,
	Total	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Contractual Obligations at June 30, 2012
Capital leases(1)	$32,057	$16,625	$11,266	$4,163	$3	$—	$—
Operating leases	61,516	5,814	6,382	6,492	6,213	6,016	30,599
Long term obligations(1)	1,963	1,178	785	—	—	—	—

Total	$95,536	$23,617	$18,433	$10,655	$6,216	$6,016	$30,599

(1)
Includes interest expense.

        For the schools where we provide turn-key management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many not even occur.

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $11.7 million related to lease commitments on the buildings for certain of our Flex Schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial condition and results of operations, as it only requires a change in the format of presentation.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. The Company early adopted the provisions of ASU 2011-08. The adoption of this standard did not have a material impact on its financial condition, results of operations and disclosures.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides authoritative guidance on application of the impairment model for indefinite-lived intangible assets. This accounting updated permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired as part of its annual assessment. This guidance will be effective for the Company beginning on July 1, 2012, with early adoption permitted. The Company does not expect the guidance to impact its consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        At June 30, 2012 and June 30, 2011, we had cash and cash equivalents totaling $144.7 million and $193.1 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2012, a 1% gross increase in interest rates earned on cash would result in $1.4 million annualized increase in interest income.

        Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2012, fluctuations in interest rates would not have any impact on our interest expense.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2012 and 2011 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 12, 2012 expressed an unqualified opinion thereon.

                      /s/ BDO USA, LLP

Bethesda, Maryland
September 12, 2012

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$144,652	$193,099
Restricted cash and cash equivalents	1,501	1,501
Accounts receivable, net of allowance of $1,624 and $1,777 at June 30, 2012 and June 30, 2011, respectively	160,922	96,235
Inventories, net	37,853	30,554
Current portion of deferred tax asset	16,140	7,175
Prepaid expenses	11,173	10,424
Other current assets	14,598	9,111

Total current assets	386,839	348,099
Property and equipment, net	55,903	46,625
Capitalized software, net	34,709	24,386
Capitalized curriculum development costs, net	60,345	55,619
Intangible assets, net	36,736	38,291
Goodwill	61,619	55,627
Investment in Web International	10,000	10,000
Deposits and other assets	2,684	3,448

Total assets	$648,835	$582,095

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$23,951	$21,176
Accrued liabilities	13,802	14,126
Accrued compensation and benefits	17,355	13,086
Deferred revenue	25,410	21,907
Current portion of capital lease obligations	15,950	11,914
Current portion of notes payable	1,145	1,443

Total current liabilities	97,613	83,652
Deferred rent, net of current portion	6,974	4,698
Capital lease obligations, net of current portion	15,124	8,552
Notes payable, net of current portion	777	2,299
Deferred tax liability	31,591	9,604
Other long term liabilities	1,908	3,343

Total liabilities	153,987	112,148

Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,200

Equity:
K12 Inc. stockholders' equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,436,933 and 35,927,452 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	4	4
Additional paid-in capital	519,439	512,181
Series A Special Stock, par value $0.0001; 2,750,000 shares issued and outstanding at June 30, 2012 and 2011	63,112	63,112
Accumulated Other Comprehensive Income	100	28
Accumulated deficit	(109,161)	(126,704)

Total K12 Inc. stockholders' equity	473,494	448,621
Noncontrolling interest	4,154	4,126

Total equity	477,648	452,747

Total liabilities, redeemable noncontrolling interest and equity	$648,835	$582,095

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues	$708,407	$522,434	$384,470

Cost and expenses
Instructional costs and services	416,999	307,111	222,029
Selling, administrative and other operating expenses	236,835	174,762	117,398
Product development expenses	25,593	16,347	9,576

Total costs and expenses	679,427	498,220	349,003

Income from operations	28,980	24,214	35,467
Interest expense, net	(989)	(1,207)	(1,331)

Income before income tax expense and noncontrolling interest	27,991	23,007	34,136
Income tax expense	(11,882)	(11,342)	(13,249)

Net income	16,109	11,665	20,887
Add net loss attributable to noncontrolling interest	1,434	1,127	638

Net income attributable to common stockholders, including Series A stockholders	$17,543	$12,792	$21,525

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.46	$0.37	$0.72

Diluted	$0.45	$0.37	$0.71

Weighted average shares used in computing per share amounts:
Basic	35,802,678	31,577,758	29,791,973

Diluted	35,990,863	32,114,761	30,248,683

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE
CONVERTIBLE PREFERRED STOCK
AND EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock—A			Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Accumulated Deficit	Noncontrolling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2009	29,290,486	3	—	—	343,304	—	(161,021)	4,414	186,700
Net income (loss)(1)	—	—	—	—	—	—	21,525	(273)	21,252
Exercise of stock options	936,195	—	—	—	8,544	—	—	—	8,544
Issuance of restricted stock awards	225,946	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(22,089)	—	—	—	—	—	—	—	—
Exercise of stock warrants	6,173	—	—	—	50	—	—	—	50
Exercise of stock warrants on cashless provision	7,565	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	5,934	—	—	—	5,934
Excess tax benefit from stock-based compensation	—	—	—	—	3,935	—	—	—	3,935
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(365)	—	—	—	(365)
Retirement of restricted stock for tax withholding	(2,864)	—	—	—	(58)	—	—	—	(58)

Balance, June 30, 2010	30,441,412	3	—	—	361,344	—	(139,496)	4,141	225,992
Net income (loss)(1)	—	—	—	—	—	—	12,792	(15)	12,777
Foreign currency translation adjustments	—	—	—	—	—	28	—	—	28

Comprehensive Income									12,805
Stock based compensation expense	—	—	—	—	9,466	—	—	—	9,466
Exercise of stock options	1,131,747	—	—	—	13,364	—	—	—	13,364
Excess tax benefit from stock-based compensation	—	—	—	—	4,954	—	—	—	4,954
Issuance of restricted stock awards	451,143	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(40,618)	—	—	—	—	—	—	—	—
Series A Special Stock removal of redemption provision and approval of conversion right	—	—	2,750,000	63,112	—	—	—	—	63,112
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(938)	—	—	—	(938)
Stock issuance—TCV investment, net	4,000,000	1	—	—	125,618	—	—	—	125,619
Retirement of restricted stock for tax withholding	(56,232)	—	—	—	(1,627)	—	—	—	(1,627)

Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	$4,126	$452,747
Net income (loss)(1)	—	—	—	—	—	—	17,543	28	17,571
Foreign currency translation adjustments	—	—	—	—	—	72	—	—	72

Comprehensive Income									17,643
Stock based compensation expense	—	—	—	—	10,067	—	—	—	10,067
Exercise of stock options	217,956	—	—	—	3,380	—	—	—	3,380
Excess tax expense from stock-based compensation	—	—	—	—	(3,122)	—	—	—	(3,122)
Issuance of restricted stock awards	398,940	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(52,411)	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,462)	—	—	—	(1,462)
Retirement of restricted stock for tax withholding	(55,004)	—	—	—	(1,292)	—	—	—	(1,292)
Registration expenses for shares issued in private placement	—	—	—	—	(313)	—	—	—	(313)

Balance, June 30, 2012	36,436,933	$4	2,750,000	$63,112	$519,439	$100	$(109,161)	$4,154	$477,648

(1)
Net income attributable to noncontrolling interest excludes $1.4 million, $1.1 million and $0.4 million for the years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the consolidated balance sheet (See Note 11).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net income	$16,109	$11,665	$20,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,033	42,934	25,761
Stock based compensation expense	10,067	9,466	5,934
Excess tax benefit from stock based compensation	3,122	(4,954)	(3,935)
Deferred income taxes	10,297	10,978	11,858
Provision for doubtful accounts	204	1,472	308
Provision for inventory obsolescence	1,618	1,060	1,019
Provision for (reduction of) student computer shrinkage and obsolescence	1,038	219	(178)
Changes in assets and liabilities:
Accounts receivable	(64,270)	(15,810)	(18,460)
Inventories	(8,918)	(4,621)	4,840
Prepaid expenses	(784)	363	327
Other current assets	(5,260)	(1,825)	(5,199)
Deposits and other assets	764	(1,037)	30
Accounts payable	2,794	2,726	2,326
Accrued liabilities	(292)	615	1,012
Accrued compensation and benefits	4,275	1,976	2,271
Deferred revenue	3,351	6,760	6,203
Restricted cash	—	1,842	(843)
Deferred rent	843	3,384	519

Net cash provided by operating activities	32,991	67,213	54,680

Cash flows from investing activities
Purchase of property, equipment and software development costs	(32,477)	(29,563)	(10,357)
Capitalized curriculum development costs	(16,123)	(18,086)	(13,904)
Purchase of Kaplan	(12,641)	—	—
Purchase of AEC, net of cash acquired of $3,841	—	(24,543)	—
Purchase of IS Berne, net of cash acquired of $1,563	—	(839)	—
Cash advanced for AEC performance escrow	—	(6,825)	—
Cash returned for AEC performance escrow	—	6,825	—
Cash paid for investment in Web	—	(10,000)	—

Net cash used in investing activities	(61,241)	(83,031)	(24,261)

Cash flows provided by (used in) financing activities
Proceeds from issuance of common stock	—	125,619	—
Repayments on capital lease obligations	(16,600)	(15,135)	(12,945)
Repayments on notes payable	(1,820)	(1,969)	(1,029)
Proceeds from notes payable	—	1,932	—
Borrowings from line of credit	—	15,000	—
Repayments under the line of credit	—	(15,000)	—
Net proceeds from noncontrolling interest contribution	—	—	3,374
Proceeds from exercise of stock options	3,380	13,364	8,544
Proceeds from exercise of stock warrants	—	—	50
Payment of stock registration expense	(313)	—	—
Excess tax benefit from stock based compensation	(3,122)	4,954	3,935
Repurchase of restricted stock for income tax withholding	(1,292)	(1,627)	(58)

Net cash provided by (used in) financing activities	(19,767)	127,138	1,871

Effect of foreign exchange rate changes on cash and cash equivalents	(430)	28	—

Net change in cash and cash equivalents	(48,447)	111,348	32,290
Cash and cash equivalents, beginning of year	193,099	81,751	49,461

Cash and cash equivalents, end of year	$144,652	$193,099	$81,751

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        K12 Inc. and its subsidiaries ("K12" or the "Company") is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, ("K-12"). The Company's mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company's inception, the Company has invested approximately $305 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company's curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. For fiscal year 2013, the Company will manage virtual schools in 32 states and the District of Columbia.

        In addition, the Company works closely as partners with a growing number of public schools, school districts, private schools and charter schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

2. Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        The Company operates in one operating and reportable business segment as a technology based education company providing proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based only on consolidated results.

3. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, fair value of redeemable noncontrolling interest, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

  Revenue Recognition and Concentration of Revenues

        Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended public schools, traditional schools, school districts, public charter schools, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company manages virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

        Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2012, 2011 and 2010 were $183.5 million, $136.1 million and $106.6 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

        The Company generates revenues under contracts with virtual and blended public schools which include multiple elements. These elements include providing each of a school's students with access to the Company's online school and the component of lessons; offline learning kits, which include books and materials to supplement the online lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher; and management and technology services required to operate a virtual public or blended school In certain managed school contracts, revenue is determined directly by per enrollment funding. Revenue is generally recognized ratably over the period services are performed.

        The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company's multiple-element contracts do not qualify for separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element.

        Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company's ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses. For the years ended June 30, 2012, 2011 and 2010, the Company's revenue included a reduction for these school operating losses of $54.8 million, $39.2 million and $32.6 million, respectively.

        The Company provides certain online curriculum and services to schools and school districts under subscription and perpetual license agreements. Revenue under these agreements is recognized in accordance with ASC 605 when all of the following conditions are met: there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable. Revenue from the licensing of curriculum under subscription arrangements is recognized on a ratable basis over the subscription period. Revenue from the licensing of curriculum under non-cancelable perpetual arrangements is recognized when all revenue recognition criteria have been met. Revenue from professional consulting, training and support services are deferred and recognized ratably over the service period.

        Other revenues are generated from individual customers who prepay and have access for 12 to 24 months to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract. Revenues from associated offline learning kits are recognized upon shipment.

        During the years ended June 30, 2012, 2011 and 2010, approximately 84%, 85% and 97%, respectively, of the Company's revenues were recognized from schools we managed. The Company had contracts with two schools that represented approximately 13% and 12% of revenues, respectively, during 2012, and each individually represented approximately 13% of revenues in 2011 and 2010. Approximately 11% and 12% of accounts receivable was attributable to a contract with one school as of June 30, 2012 and 2011.

  Shipping and Handling costs

        Shipping and handling costs are expensed when incurred and are classified as cost of goods sold in the accompanying consolidated statements of operations. Shipping and handling charges invoiced to a customer and are included in revenues.

  Research and Development Costs

        All research and development costs, including patent application costs, are expensed as incurred.

  Cash and Cash Equivalents

        Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. All non-interest bearing cash balances were fully

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may exceed federally insured limits.

  Restricted Cash and Cash Equivalents

        Restricted cash consists of cash held in escrow pursuant to an agreement with a virtual public school that the Company manages. The Company established an escrow account for the benefit of the school's sponsoring school district in the event a future claim is made and for the benefit of one of the Company's inventory suppliers for delivery of materials purchased on behalf of the Company.

  Allowance for Doubtful Accounts

        The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. Actual write-offs might exceed the recorded allowance, but collection experience has been consistent with the Company's estimates.

  Inventories

        Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2012 and 2011 was $4.5 million and $2.9 million, respectively. The increase during 2012 related to the write-down of certain printed textbooks that are no longer being used in the Company's provision of curriculum.

  Other Current Assets

        Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

  Property and Equipment

        Property, equipment and capitalized software development costs are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold Improvements	3 - 12 years

  Capitalized Software Development Costs

        The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

        Capitalized software development additions totaled $22.0 million, $9.9 million and $9.3 million for the years ended June 30, 2012, 2011 and 2010, respectively. Amortization expense for the years ended June 30, 2012, 2011 and 2010 was $11.7 million, $8.9 million and $3.9 million, respectively.

  Capitalized Curriculum Development Costs

        The Company internally develops curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

        The Company capitalizes curriculum development costs incurred during the application development stage in accordance with ASC 350. The Company capitalizes curriculum development costs during the design and deployment phases of the project. Many of the Company's new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of the Company's courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years.

        Total capitalized curriculum development additions were $16.1 million, $18.1 million and $13.9 million for the years ended June 30, 2012, 2011 and 2010, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization and impairment charges are recorded in product development expenses on the accompanying consolidated statement of operations. Amortization expense for the years ended June 30, 2012, 2011 and 2010 were $12.4 million, $10.4 million and $5.7 million, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Noncontrolling Interest

        Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company's consolidated balance sheets reflect noncontrolling interest within the equity section of the consolidated balance sheet rather than in the mezzanine section of the consolidated balance sheet, except for redeemable noncontrolling interests. Noncontrolling interest is classified separately in the Company's statements of equity.

  Redeemable Noncontrolling Interests

        Noncontrolling interests in subsidiaries that are redeemable outside of the Company's control for cash or other assets are classified outside of permanent equity at redeemable value which approximates fair value. The redeemable noncontrolling interests are adjusted to their fair value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings or, in the absence of retained earnings, additional paid-in-capital.

  Goodwill and Intangibles

        The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2012 and 2011, finite-lived intangible assets were recorded at $44.9 million and $41.8 million, respectively and accumulated amortization of $8.2 million and $3.5 million, respectively. Amortization expense for the years ended June 30, 2012, 2011 and 2010 was $4.7 million, $3.1 million and $0.2 million, respectively. Future amortization of intangible assets is $4.6 million, $3.1 million, $3.1 million, $3.0 million and $2.4 million in the years ended June 30, 2013 through June 30, 2017, respectively, and $20.4 million thereafter. As of June 30, 2012 and 2011, goodwill balances were recorded for at $61.6 million and $55.6 million, respectively

        The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

        ASC 350, Goodwill and Other Intangible Assets prescribes a process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2012, 2011 and 2010 no goodwill impairment was recorded.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table represents goodwill additions during fiscal years ended June 30, 2012, 2011 and 2010:

Rollforward of Goodwill	Amount
($ in millions)
Balance as of June 30, 2011	$55.6
Kaplan	5.8
Other	0.2

Balance as of June 30, 2012	$61.6

Intangible Assets:

	2012			2011
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(3.1)	$20.9	$23.3	$(1.6)	$21.7
Customer and distributor relationships	18.9	(4.0)	14.9	16.5	(1.3)	15.2
Developed technology	1.5	(0.9)	0.6	1.5	(0.4)	1.1
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$44.9	$(8.2)	$36.7	$41.8	$(3.5)	$38.3

  Impairment of Long-Lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment charge for the years ended June 30, 2012, 2011 or 2010,.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company's common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

  Advertising and Marketing Costs

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

  Net Income Per Common Share

        The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share ("EPS") reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards, was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company's common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company's consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

ASC 260. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

        The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2012	2011	2010
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income—K12	$17,543	$12,792	$21,525
Amount allocated to participating Series A stockholders	$(1,252)	$(1,031)	$—

Income available to common stockholders—basic	$16,291	$11,761	$21,525

Weighted average common shares—basic historical	35,802,678	31,577,758	29,791,973

Basic net income per share	$0.46	$0.37	$0.72

Dilutive earnings per share computation:
Net income—K12	$17,543	$12,792	$21,525
Amount allocated to participating Series A stockholders	$(1,252)	$(1,031)	$—

Income available to common stockholders—diluted	$16,291	$11,761	$21,525

Share computation:
Weighted average common shares—basic historical	35,802,678	31,577,758	29,791,973
Effect of dilutive stock options and restricted stock awards	188,185	537,003	456,710

Weighted average common shares outstanding—diluted	35,990,863	32,114,761	30,248,683

Diluted net income per share	$0.45	$0.37	$0.71

        The number of shares of common stock outstanding at June 30, 2012 was 36,436,933.

        As of June 30, 2012, 2011 and 2010, the shares of common stock issuable in connection with stock options of 858,986, 317,913 and 1,048,749, respectively, were not included in the diluted loss per common share calculation since their effect was anti-dilutive.

  Fair Value Measurements

        ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

Level 3:

Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

        The carrying values reflected in the Company's consolidated balance sheets for cash and cash equivalents, receivables, inventory and short and long term debt approximate their fair values.

        The redeemable noncontrolling interest is a result of the Company's venture with Middlebury College to form Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management's best estimate of the redemption of the put right.

        The following table summarizes certain fair value information at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2012.

	Fair Value June 30, 2011	Purchases, Issuances, and Settlements	Net Unrealized Gains/(Losses)	Fair Value June 30, 2012
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	$10,000	$—	$—	$10,000

Total	$27,200	$—	$—	$27,200

        The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2012 the fair value was estimated at $17.2 million.

        The fair value of the investment in Web International Educational Group ("Web") as of June 30, 2012 was estimated to be $10.0 million. The fair value was measured based on the initial cost of the investment and Web's financial performance since the initial investment; there was no underlying change in its estimated market value.

  Retrospective Implementation of New Accounting Standards

        The consolidated financial statements and footnotes reflect adjustments required for the retrospective application of a new accounting pronouncement that became effective for the Company on July 1, 2009. ASC Section 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, requires reclassification of the Company's minority interest to noncontrolling interest component of total equity and that the noncontrolling interest in the Company's operating results be presented as an allocation of the Company's operating results.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance became effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its financial condition and results of operations, as it only requires a change in the format of presentation.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which provides authoritative guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. This accounting update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment test. The Company early adopted the provisions of ASU 2011-08 during May 2012 when annual goodwill impairment testing was performed. The adoption of this standard did not have a material impact on its financial condition, results of operations and disclosures.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides authoritative guidance on application of the impairment model for indefinite-lived intangible assets. This accounting updated permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired as part of its annual assessment. This guidance becomes effective for the Company beginning on July 1, 2012. The Company does not expect the guidance to impact its consolidated financial statements.

4. Property and Equipment and Capitalized Software Development

        Property and equipment consist of the following at:

	June 30,
	2012	2011
Student computers	$81,925	$61,185
Computer software	22,869	24,427
Computer hardware	14,607	14,063
Leasehold improvements	8,476	5,948
Office equipment	3,454	3,314
Furniture and fixtures	4,312	2,138
Web site development costs	1,115	1,115

	136,758	112,190
Less accumulated depreciation and amortization	(80,855)	(65,565)

	$55,903	$46,625

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software Development (Continued)

        The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $9.6 million, $4.9 million and $3.7 million during the years ended June 30, 2012, 2011 and 2010, respectively. Depreciation expense of $17.7 million, $13.9 million and $12.3 million related primarily to computers leased to students reflected in instructional costs and services was recorded during the years ended June 30, 2012, 2011 and 2010, respectively. Amortization expense of $2.0 million, $1.7 million and $0 million related to student software costs reflected in instructional costs and services was recorded by the Company during the years ended June 30, 2012, 2011 and 2010, respectively.

        In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $5.6 million, $2.9 million and $1.2 million for the years ended June 30, 2012, 2011 and 2010, respectively.

        Capitalized software consists of the following at:

	June 30,
	2012	2011
Capitalized software costs	$64,129	$42,131
Less accumulated depreciation and amortization	(29,420)	(17,745)

	$34,709	$24,386

        The Company recorded amortization expense of $9.6 million, $7.0 million and $2.7 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2012, 2011 and 2010, respectively. Amortization expense of $2.0 million, $1.3 million and $1.1 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2012, 2011 and 2010, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $1.0 million, $0.6 million and $0.1 million during the years ended June 30, 2012, 2011 and 2010, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforward	$14,963	$18,607
Accrued expenses	6,676	5,861
Stock compensation expense	7,285	4,927
Reserves	3,300	3,101
Federal tax credits	3,319	2,558
Other assets	1,962	1,805
Tax basis intangibles	724	794
Deferred rent	1,404	873
Deferred revenue	109	552
Charitable contributions carryforward	—	2

Total deferred tax assets	39,742	39,080

Deferred tax liabilities:
Capitalized software and website development costs	(12,707)	(9,249)
Purchased intangibles	(8,793)	(9,751)
Property and equipment	(13,180)	(5,401)
Capitalized curriculum development	(13,793)	(11,836)
Returned materials	(4,623)	(3,338)
Investment in Middlebury Interactive Languages	(1,031)	(1,018)

Total deferred tax liabilities	(54,127)	(40,593)

Deferred tax (liability) asset	(14,385)	(1,513)
Valuation allowance	(1,066)	(916)

Net deferred tax (liability) asset	$(15,451)	$(2,429)

Reported as:
Current deferred tax assets	$16,140	$7,175
Noncurrent deferred tax (liability)	(31,591)	(9,604)

Net deferred tax (liability) asset	$(15,451)	$(2,429)

        The Company maintains a valuation allowance on net deferred tax assets of $1.1 million and $0.9 million as of June 30, 2012 and 2011, respectively, related to state and foreign income tax net operating losses ("NOL") as the Company believes it is more likely than not that it will not be able to utilize these deferred tax assets. The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings because such earnings are considered to be permanently reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2012 amounted to $4.1 million. If such earnings were not permanently reinvested, a U.S. deferred income tax liability of approximately $1.3 million would have been required.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        Under the provision of ASC 718, Compensation—Stock Compensation, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOLs reported in gross deferred tax assets do not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. The net increase/(decrease) from the excess tax benefits from the stock-based compensation of $(3.1) million, $4.9 million, and $3.9 million was recorded to capital in excess of par value for years ended June 30, 2012, 2011 and 2010, respectively. At June 30, 2012, the Company had available federal NOL carryforwards of $61.2 million, of which $23.5 million was attributable to stock option deductions for which no deferred tax asset was recorded. These NOLs expire between 2021 and 2031 if unused.

        At June 30, 2012 and 2011, the Company had available Research and Development Credits of $3.6 million and $3.3 million that will expire between 2021 and 2032 if unused. As of June 30, 2012, the Company has available alternative minimum tax ("AMT") credits of $0.3 million that do not expire.

        For the years ended June 30, 2012 and 2011, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

        The related components of the income tax expense for the years ended June 30, 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012	2011	2010
Current:
Federal	$154	$3,935	$3,540
State	1,358	1,267	1,629
Foreign	73	170	—

Total current	1,585	5,372	5,169
Deferred:
Federal	8,891	5,539	7,610
State	1,219	431	470
Foreign	187	—	—

Total deferred	10,297	5,970	8,080

	$11,882	$11,342	$13,249

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2012	2011	2010
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	1.4	1.6	0.2
Lobbying	2.4	3.6	3.1
State taxes, net of federal benefit	6.6	4.4	4.0
Transaction costs	—	5.9	—
Research and development tax credits	(1.0)	(2.5)	(4.3)
Effects of foreign operations	(2.7)	(0.8)	0.2
Noncontrolling interests	1.8	1.7	0.7
Other	(1.1)	0.4	(0.1)

Provision for income taxes	42.4%	49.3%	38.8%

        The effective income tax rates during the years ended June 30, 2012, 2011 and 2010 were 42.4%, 49.3%, and 38.8%, respectively. The primary causes of the changes in the effective rates were nondeductible transaction costs in the year ended June 30, 2011 and a cumulative benefit for research tax credits generated since 2001 recorded in the year ended June 30, 2010. In addition, an increase in pretax income in lower tax foreign jurisdictions reduced the effective rate in the current year more so than in previous years.

Tax Uncertainties

        Effective July 1, 2007, the Company adopted the provisions of ASC 740-10 which applies to all tax position related to income taxes. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2012, 2011 and 2010, the company had no interest or penalties accrued.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        During the fiscal year ended June 30, 2010, the Company adjusted its research and development credit carryforward on its June 30, 2009 return to claim the correct current and prior credits. At that time, the Company established an ASC 740-10 reserve related to the research and development credits.

	Year Ended June 30,
	2012	2011	2010
Balance at beginning of the year	$817	$261	$—
Additions for prior year tax positions	—	365	221
Additions for current year tax positions	89	191	40

Balance at end of the year	$906	$817	$261

        The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various states jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2000 are still open. The statute of limitations for certain states for certain subsidiaries that have generated income may only extend back to 2008. The returns of the foreign subsidiaries are open to examination for the periods dating back to 2008.

        If recognized, $0.8 million of the $0.9 million balance of unrecognized tax benefits would affect the effective tax rate. It is reasonably expected that unrecognized tax benefits related to income tax issues will not change by a significant amount over the next twelve months.

6. Lease Commitments and Notes Payable

Capital leases

        As of June 30, 2012 and 2011, computer equipment under capital leases were recorded at a cost of $81.9 million and $61.2 million, respectively and accumulated depreciation of $54.4 million and $43.7 million, respectively. Borrowings under lease lines had interest rates ranging from 2.62% to 6.24% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding under the capital leases. The computer equipment lease line is subject to cross default compliance provisions in the Company's existing line of credit agreement (see Note 7).

        The Company incurs capital lease obligations under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. Capital lease borrowings are repaid over three years following the incurrence of a lease. During the fiscal year ended June 30, 2012, the Company increased availability under the lease line of credit to $27.5 million, which was fully utilized to acquire student computers and related hardware. In July 2012, the Company entered into a $35 million lease line of credit of credit for student computer purchases during fiscal 2013. This borrowing availability expires in August 2013 and interest rates on the new borrowings are based upon an initial rate of 2.91% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates."

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments and Notes Payable (Continued)

Notes payable

        The Company has purchased computer software licenses and maintenance services through an unsecured notes payable at an interest rate of 3.4% and a payment term of three years. There are no covenants associated with this notes payable.

        The following is a summary as of June 30, 2012 of the present value of the net minimum lease payments on capital leases and notes payable under the Company's commitments:

($ in thousands)	Capital Leases	Notes Payable	Total
2013	$16,625	$1,178	$17,803
2014	11,266	785	12,051
2015	4,163	—	4,163
2016	3	—	3

Total minimum lease payments	32,057	1,963	34,020
Less amount representing interest (imputed weighted average interest rate of 3.4%)	(983)	(41)	(1,024)

Net minimum lease payments	31,074	1,922	32,996
Less current portion	(15,950)	(1,145)	(17,095)

Present value of net minimum payments, less current portion	$15,124	$777	$15,901

Operating leases

        The Company has fixed non-cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

        In August 2010, the Company amended its operating lease for non-owned facilities whereby the Company agreed to consolidate various operating leases and subleases into a single lease and extended the term of the lease until May 2022. Rent expense was $7.8 million, $6.5 million and $4.0 million for the years ended June 30, 2012, 2011 and 2010, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

($ in thousands)	Year Ending June 30,
2013	$5,814
2014	6,382
2015	6,492
2016	6,213
2017	6,016
Thereafter	30,599

Total future minimum lease payments	$61,516

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

7. Line of Credit

        The Company has a $35 million revolving credit agreement with PNC Bank, N.A. (the "Credit Agreement") that expires in December 2012 for general corporate operating purposes. Borrowings under the Credit Agreement bear interest based upon the term of the borrowings. Interest is charged, at the Company's option, either at: (i) the higher of (a) the rate of interest announced by PNC Bank, N.A. from time to time as its "prime rate" and (b) the federal funds rate plus 0.5%; or (ii) the applicable London Interbank Offered Rate ("LIBOR") divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against "eurocurrency liabilities" plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratio (as defined in the Credit Agreement). The Company pays a quarterly commitment fee on the unused portion of the credit agreement. The line of credit includes a $5.0 million letter of credit facility. Issuances of letters of credit reduce the availability of permitted borrowings under the Credit Agreement.

        Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict the Company's and its subsidiaries' abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. The Company must also maintain a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. Through June 30, 2012, the Company was in compliance with these covenants. As of June 30, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit. The Company currently expects to enter into a new line of credit agreement at, or prior to, the termination of the existing line of credit.

8. Warrants

        The Company issued warrants in March 2003 at a price of $8.16 per share in conjunction with promissory notes issued by the Company. These warrants expired in December 2009 and during the year ended June 30, 2010, warrants were cashless exercised in exchange for 6,173 shares of common stock.

9. Equity Transactions

  Amended and Restated Certificate of Incorporation

        On October 30, 2007, the Company's Board of Directors (the "Board") approved an amendment and restatement of the Company's Second Amended and Restated Certificate of Incorporation, which was adopted by the majority of the stockholders of the Company on October 31, 2007 (the "Certificate"). The Certificate authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2012 or 2011.

Investment by Technology Crossover Ventures in K12 Inc.

        In April 2011, the Company completed a private placement sale of 4 million shares of restricted common stock at a price of $31.46 per share to Technology Crossover Ventures ("TCV"). The gross

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Equity Transactions (Continued)

proceeds of $125.8 million were unrestricted and available for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, the Board appointed a director nominated by TCV to the Board to hold office until the next annual meeting of stockholders. Additionally, the Company granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of common stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. As provided by the terms of the transaction, the Company filed a resale registration statement with respect to these shares with the Securities and Exchange Commission and the registration statement was declared effective on December 28, 2011.

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

10. Stock Option Plan

        The Company adopted a Stock Option Plan in May 2000 (the "Option Plan") under which, employees, outside directors and independent contractors could participate in the Company's future performance through awards of nonqualified stock options to purchase common stock. In December 2003, the total number of common stock shares reserved for grant and issuance pursuant to the Option Plan was increased to 2,549,019 shares. In November 2007, the Company's Board adopted the 2007 Equity Incentive Award Plan (the "2007 Plan") increasing the number of common stock shares reserved for issuance to 4,213,921 shares plus increases in the shares pursuant to the "evergreen provision" that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2012 and June 30, 2011. There have been no grants of nonqualified stock options to independent contractors.

        Compensation expense for all equity-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock Option Plan (Continued)

        The fair value of the Company's service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48% to 55%	48%	51%
Risk-free interest rate	0.68% to 0.96%	1.25% to 2.37%	2.04% to 2.43%
Expected life of the option term (in years)	5.11 to 5.25	5.11	5.11
Forfeiture rate	10% to 27%	20% to 30%	20% to 30%

        The fair value of the options granted for the years ended June 30, 2012, 2011 and 2010 was $4.6 million, $1.1 million and $6.5 million, respectively. This amount will be expensed over the required service period.

        Dividend yield—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

        Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Since the Company's common shares have been publicly traded for less than five years and therefore does not have sufficient historical data, the basis for the standard option volatility calculation is derived from known publicly traded comparable companies. The annual volatility for these companies is derived from their historical stock price data. Beginning in 2013, the Company expects to have sufficient historical data to use its own volatility rather than utilizing a peer group volatility.

        Risk-free interest rate—The assumed risk free rate used is a zero coupon U.S. Treasury security with a maturity that approximates the expected term of the option.

        Expected life of the option term—The period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of eight years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted.

        Forfeiture rate—The estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. The Company uses a forfeiture rate based on historical forfeitures of different classification levels of employees in the Company.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock Option Plan (Continued)

        Stock option activity including stand-alone agreements during the years ended June 30, 2012, 2011 and 2010 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2009	4,094,208	$14.59	5.16	$28,516
Granted	950,700	18.85
Exercised	(936,195)	9.07
Forfeited or canceled	(194,866)	17.21

Outstanding, June 30, 2010	3,913,847	$16.81	5.06	24,911
Granted	119,000	30.65
Exercised	(1,131,747)	11.79
Forfeited or canceled	(135,371)	21.46

Outstanding, June 30, 2011	2,765,729	$19.23	4.58	$38,485
Granted	489,486	25.22
Exercised	(217,956)	15.08
Forfeited or canceled	(87,319)	23.34

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916

Stock options exercisable at June 30, 2012	2,044,791	$19.28	3.26	$27,347

        Stock options outstanding at June 30, 2012 included 662,692 options related to performance or market based options. During the year ended June 30, 2012, performance or market based options vested were 44,118. No performance or market based options were forfeited during the year ended June 30, 2012. Stock options exercisable at June 30, 2012 included 553,921 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The total intrinsic value of options exercised for the years ended June 30, 2012, 2011 and 2010 was $3.6 million, $22.2 million and $10.7 million, respectively.

        As of June 30, 2012, there was $7.2 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.69 years. During the years ended June 30, 2012, 2011 and 2010, the Company recognized $4.5 million, $5.2 million and $5.2 million of stock based compensation expense. The total income tax (expense)/benefit recognized in

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock Option Plan (Continued)

the consolidated statements of operations related to stock options exercised during the years ended June 30, 2012, 2011 and 2010 was $(3.1) million, $5.0 million and $3.9 million, respectively.

  Restricted Stock Awards

        In July 2009, the Company approved grants of restricted stock awards ("RSA") pursuant to the 2007 Plan. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company's future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSA's, generally over three years. Under the 2007 Plan, there have been no awards of restricted stock to independent contractors.

        Restricted stock award activity during the years ended June 30, 2012 and 2011 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding, June 30, 2009	—	$—
Granted	225,946	$18.29
Vested	(16,007)	$17.46
Canceled	(22,089)	$17.46

Outstanding, June 30, 2010	187,850	$18.46
Granted	451,143	$25.19
Exercised	(154,224)	$22.08
Canceled	(40,618)	$23.03

Outstanding, June 30, 2011	444,151	$23.62
Granted	398,940	$26.19
Exercised	(199,043)	$23.46
Canceled	(52,411)	$26.86

Outstanding, June 30, 2012	591,637	$25.12

        During the year ended June 30, 2012, no new performance based restricted stock awards were granted and 45,000 were outstanding at June 30, 2012. Vesting of the performance-based restricted stock awards is contingent on certain financial performance goals.

        The fair value of restricted stock awards granted for the year ended June 30, 2012 was $8.1 million. As of June 30, 2012, there was $9.1 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.99 years. The total fair value of shares vested during the year ended June 30, 2012 was $4.1 million. During the years ended June 30, 2012, 2011 and 2010, the Company recognized $5.6 million, $4.3 million and $0.7 million, respectively, of stock-based compensation expense related to restricted stock awards.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Redeemable Noncontrolling Interest

        In May 2010, the Company entered into an agreement to establish a venture with Middlebury College ("Middlebury") to form Middlebury Interactive Languages LLC ("MIL"). The venture creates and distributes innovative, high-quality online language courses under the trademark Middlebury and other marks. At any time after the fifth (5th) anniversary of forming the venture, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). The purchase price for Middlebury's Membership Interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company's common stock. The agreement also includes a provision whereby, if certain milestones are not met related to expanding the business by June 2014, Middlebury will have the option to repurchase certain contributed assets at their fair market value.

        Given the provision of the put right, the noncontrolling interest is redeemable outside of the Company's control and it is recorded outside of permanent equity at its redemption value fair value in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company will adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

        The following is a summary of the activity of the redeemable noncontrolling interest for the years ended June 30, 2012 and 2011:

Value
Balance of redeemable noncontrolling interest at June 30, 2010	$17,374
Net loss	(1,112)
Adjustment to redemption value	938

Balance of redeemable noncontrolling interest at June 30, 2011	17,200
Net loss	(1,462)
Adjustment to redemption value	1,462

Balance of redeemable noncontrolling interest at June 30, 2012	$17,200

12. Commitments and Contingencies

  Litigation

        In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

  IpLearn

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company's

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. The discovery process is currently in progress.

  Hoppaugh Complaint

        On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12 Inc., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12. Inc., Case No. 1: 12-CV-00103-CMH-IDD. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company's financial results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the "Amended Complaint") on June 22, 2012. The plaintiff seeks unspecified compensatory damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint, and filed a motion to dismiss on July 20, 2012. In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch. et. al., Case No. 1: 12-CV-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed until the motions to dismiss the Amended Complaint are decided. The Board of Directors received a shareholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The shareholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board will consider the demand and take appropriate action.

  Employment Agreements

        The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreement with its CEO that has a three year term, all other agreements provide for employment on an "at-will" basis. If the employee is terminated for "good reason" or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

13. Acquisitions and Investments

  KC Distance Learning, Inc.

        On July 23, 2010 the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education, by issuing to its parent company, KCDL Holdings LLC, 2,750,000 shares of a new class of stock designated as Series A Special Stock, which had a value at closing of $63.1 million. KCDL Holdings, Inc. is an affiliate of Learning Group, LLC, a related party. The KCDL businesses include: Aventa Learning (online curriculum and instruction), the iQ Academies

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

13. Acquisitions and Investments (Continued)

(statewide virtual public charter schools for middle and high school); and The Keystone School (international online private school). The following unaudited pro forma combined results of operations give effect to the acquisition of KCDL as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of future consolidated results of operations. The Company expects to incur costs and realize benefits associated with integrating the operations of KCDL. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $1.9 million.

	Year ended June 30,
Pro forma Results of Operations (unaudited, in thousands)	2011	2010
Revenues	$523,755	$421,119
Net Income	$10,839	$18,082

The American Education Corporation

        In December 2010, the Company acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $35.2 million, including certain amounts held in escrow (which the Company received back) of $6.8 million and cash of $3.7 million, resulting in a net purchase price of approximately $24.5 million. AEC is a leading provider of research-based core curriculum instructional software for kindergarten through adult learners. The acquisition increased the Company's portfolio of innovative, high quality instruction and curriculum used by school districts all over the country. The acquisition of AEC has been included in the Company's results since the acquisition date of December 1, 2010. The AEC acquisition had an immaterial proforma impact on 2011 and 2010 results. The allocation of the purchase price to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting was finalized during the third quarter of 2012.

Investment in Web International Education Group, Ltd.

        In January 2011, the Company invested $10 million to obtain a 20% minority interest in Web International Education Group, Ltd. (Web), a provider of English language learning centers in cities throughout China. The Company's option to purchase no less than 51% of Web was extended to December 31, 2012 (from July 1, 2012) and the Company has the option to purchase all remaining equity interest of Web between July 1, 2013 and June 30, 2015. The Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10 million investment plus interest. There has been no change to the fair value of the Web investment based on Web's financial performance since the initial investment and Web's ability to repay the investment plus interest with cash.

International School of Berne

        On April 1, 2011, the Company finalized its acquisition of the operations and substantially all assets of the International School of Berne (IS Berne) for 2 million Swiss francs ($2.2 million).

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

13. Acquisitions and Investments (Continued)

IS Berne is a traditional school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school in its 50th year of operation. The Company purchased the right to operate IS Berne and substantially all of its assets excluding real estate. Slightly more than half of the purchase price was allocated to goodwill and the purchase price allocation was finalized during the fourth quarter of 2012. The results of operations of IS Berne have been included since the date of acquisition. The IS Berne acquisition had an immaterial proforma impact on 2011 and 2010 results.

Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

        On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Education (Kaplan/Insight Assets) for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools throughout the United States that have been integrated into the Company's existing operations. The acquisition of the Kaplan/Insight assets had an immaterial proforma impact on 2011 results. The majority of the purchase price has been allocated to goodwill and intangible assets for $5.8 million and $4.3 million, respectively. The purchase price allocation remains preliminary as of June 30, 2012.

14. Related Party Transactions

        For the years ended June 30, 2012 and 2011, the Company purchased services and assets in the amount of $0.6 million and $1.3 million from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company's acquisition of KCDL. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. of $0.1 million as of June 30, 2012 and $0.5 million as of June 30, 2011.

        During 2012, in accordance with the original terms of the joint venture agreement, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company's financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

15. Employee Benefits

        The Company maintains a 401(k) Salary Deferral Plan (the 401(k) Plan) for its employees. Employees at least 18 years of age who have been employed for at least 30 days may voluntarily contribute up to 15% of their compensation to the Plan on a pretax basis. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant's compensation, which begins following six months of service with full vesting after three years of service. The Company expensed $0.6 million, $0.4 million and $0.4 million during each of the years ended June 30, 2012, 2011 and 2010, respectively under the 401(k) plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2012	2011	2010
Cash paid for interest	$981	$1,216	$1,282

Cash paid for taxes	$294	$4,616	$872

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations	$27,209	$15,645	$12,194

Property and equipment financed by notes payable	$—	$1,872	$—

Cash receipts in transit from exercise of stock options	$—	$87	$—

Net working capital contributed to Middlebury Interactive Languages venture	$—	$—	$3,374

Intangible assets contributed to Middlebury Interactive Languages venture	$—	$—	$14,000

Purchase of perpetual license agreement/accrued liabilities	$—	$—	$250

Business Combinations
—Current Assets	$1,043	$13,396	$—

—Property, equipment and software development costs	$1,941	$12,938	$—

—Capitalized curriculum development costs	$1,000	$8,073	$—

—Intangible assets	$3,115	$27,310	$—

—Goodwill	$5,992	$53,789	$—

—Other non-current assets	$—	$198	$—

—Deferred tax liabilities	$—	$(6,989)	$—

—Assumed liabilities	$—	$(12,229)	$—

—Deferred revenue	$(405)	$(5,554)	$—

—Other non-current liabilities	$—	$(738)	$—

—Contingent consideration	$—	$(1,700)	$—

—Issuance of Series A Special Stock	$—	$(63,112)	$—

17. Quarterly Results of Operations (Unaudited)

        The unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results of Operations (Unaudited) (Continued)

of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company's last eight quarters.

	2012 (In thousands)
	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011
Consolidated Quarterly Statements of Income
Revenues	$170,402	$178,175	$166,500	$193,330
Cost and expenses
Instructional costs and services	102,588	105,955	100,877	107,579
Selling, administrative and other operating expenses	60,999	53,619	50,957	71,260
Product development expenses	4,783	7,012	7,574	6,224

Total costs and expenses	168,370	166,586	159,408	185,063

Income from operations	2,032	11,589	7,092	8,267
Interest expense, net	(267)	(265)	(236)	(221)

Income before income taxes and noncontrolling interest	1,765	11,324	6,856	8,046
Income tax expense	(571)	(4,638)	(2,976)	(3,697)

Net income before noncontrolling interest	1,194	6,686	3,880	4,349
Add net income attributable to noncontrolling interest	607	291	285	251

Net income	$1,801	$6,977	$4,165	$4,600

Net income attributable to common stockholders per share*:
Basic	$0.05	$0.18	$0.11	$0.12

Diluted	$0.05	$0.18	$0.11	$0.12

Weighted average shares used in computing per share amounts:
Basic	35,952,162	35,876,829	35,755,685	35,629,836

Diluted	35,973,316	35,913,576	35,976,779	35,954,075

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results of Operations (Unaudited) (Continued)

	2011 (In thousands)
	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010
Consolidated Quarterly Statements of Income
Revenues	$128,268	$130,293	$129,002	$134,871
Cost and expenses
Instructional costs and services	78,107	77,727	76,195	75,082
Selling, administrative and other operating expenses	52,324	36,763	35,177	50,498
Product development expenses	4,029	4,972	3,435	3,911

Total costs and expenses	134,460	119,462	114,807	129,491

Income (loss) from operations	(6,192)	10,831	14,195	5,380
Interest expense, net	(237)	(307)	(366)	(297)

Income (loss) before income taxes and noncontrolling interest	(6,429)	10,524	13,829	5,083
Income tax benefit (expense)	2,968	(5,260)	(6,119)	(2,931)

Net income (loss) before noncontrolling interest	(3,461)	5,264	7,710	2,152
Add net income attributable to noncontrolling interest	617	335	129	46

Net income (loss)	$(2,844)	$5,599	$7,839	$2,198

Net income (loss) attributable to common stockholders per share*:
Basic	$(0.08)	$0.17	$0.24	$0.07

Diluted	$(0.08)	$0.16	$0.23	$0.07

Weighted average shares used in computing per share amounts:
Basic	34,460,563	30,958,807	30,565,683	30,343,696

Diluted	34,460,563	31,758,313	31,128,286	30,805,106

*
Reflects the impact of rounding.

SCHEDULE II

K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED June 30, 2012, 2011 and 2010

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2012	$1,777,481	204,386	357,893	$1,623,974
June 30, 2011	$1,362,530	1,471,510	1,056,559	$1,777,481
June 30, 2010	$1,055,261	502,723	195,454	$1,362,530

2.     INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2012	$2,916,659	1,617,623	27,301	$4,506,981
June 30, 2011	$1,903,448	1,060,157	46,946	$2,916,659
June 30, 2010	$884,094	1,085,270	65,916	$1,903,448

3.     COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2012	$1,063,285	1,038,132	594,118	$1,507,299
June 30, 2011	$843,876	219,409	—	$1,063,285
June 30, 2010	$1,022,147	(178,271)	—	$843,876

(1)
A reserve account is maintained against potential shrinkage and obsolescence for those computers provided to the Company's students. The reserve is calculated based upon several factors including historical percentages, the net book value and remaining useful life. During fiscal year 2011, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Assets Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2012	$915,945	149,884	—	$1,065,829
June 30, 2011	$820,213	95,732	—	$915,945
June 30, 2010	$746,726	73,487	—	$820,213

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended)(the "Exchange Act") management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

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

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

        Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework." As a result of management's evaluation of our internal control over financial reporting, management concluded that as of June 30, 2012, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on page 117 of this Annual Report on Form 10-K.

        Consistent with guidance from the Securities and Exchange Commission, management did not include the operations acquired from Kaplan Virtual Education in the internal controls assessment as of June 30, 2012. The operations were acquired on July 1, 2011 and constituted 2% of total assets and 4% of revenues for the year then ended.

Changes in Internal Control over Financial Reporting—Remediation of Previously Identified Material Weakness

        During the audit process for the fiscal year ended June 30, 2011, management assessed a material weakness in our internal control over financial reporting related to the project management of the implementation of a new enterprise-wide financial system and the resulting effects the system had on our ability to execute our financial reporting close process in a timely manner.

        In fiscal year 2012, to address this material weakness in our internal control over financial reporting concerning our management of the enterprise resource planning system ("ERP System"), we engaged external resources to assist company information technology and accounting staff engaged in intensive quality control and checking of the new ERP System to timely perform the quarterly close process and ensure accurate financial reporting. We have enhanced our system development life cycle approach and will follow the new approach for expected further enhancements and updates to the ERP System. We have hired additional information technology management personnel with extensive experience managing the operations of and enhancement of ERP systems. In addition, following the addition of our new President and Chief Operating Officer, new project management and additional staff, subsequent to the end of the 2012 fiscal year, we hired a new Chief Information Officer with significant ERP systems experience who oversees the current operation of and future improvements to the ERP and other information technology infrastructure.

        As of June 30, 2012, we determined that the measures undertaken to establish an effectively designed and operating process of internal control over financial reporting have enabled management to conclude that the material weakness identified during the audit of our financial statements as of June 30, 2011 has been remediated.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited K12 Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Item 9A, Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kaplan Virtual Education and Insight Schools, which was acquired on July 1, 2011 and is included in the consolidated balance sheet of K12 Inc. and subsidiaries as of June 30, 2012 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for the year ended June 30, 2012. Kaplan Virtual Education and Insight Schools constituted 2% of total assets as of June 30, 2012, and 4% revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the entities because of the timing of the acquisitions. Our audit of internal control over financial reporting of K12 Inc. also did not include an evaluation of the internal control over financial reporting of Kaplan Virtual Education and Insight Schools.

        In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, redeemable convertible preferred stock and equity (deficit), and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 12, 2012 expressed an unqualified opinion thereon.

                      /s/ BDO USA, LLP

Bethesda, Maryland
September 12, 2012

ITEM 9B.    OTHER INFORMATION

        None

PART III

        We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our 2012 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)  Financial Statements.

        The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

  (a)
  (2)  Financial Statement Schedules.

        All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

  (c)
  Exhibits.

        The following exhibits are incorporated by reference or filed herewith.

        See Exhibit Index

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.
By:	/s/ RONALD J. PACKARD
	Name:	Ronald J. Packard
	Title:	Chief Executive Officer
September 12, 2012

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Ronald J. Packard, Harry T. Hawks and Howard D. Polsky, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RONALD J. PACKARD Ronald J. Packard	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2012
/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2012
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Chairman of the Board and Director	September 12, 2012
/s/ CRAIG R. BARRETT Craig R. Barrett	Director	September 12, 2012

Signature	Title	Date

/s/ GUILLERMO BRON Guillermo Bron	Director	September 12, 2012
/s/ STEVEN B. FINK Steven B. Fink	Director	September 12, 2012
/s/ MARY H. FUTRELL Mary H. Futrell	Director	September 12, 2012
/s/ JON Q. REYNOLDS Jon Q. Reynolds	Director	September 12, 2012
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	September 12, 2012

Exhibit Index

Exhibit No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2		Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

4.2	*	Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.3	*	Form of Stock Option Contract—Employee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.4		Form of Stock Option Contract—Director (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.5		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.6	*	K12 Inc. 2007 Equity Incentive Award Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

4.7	*	K12 Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

4.8	*	Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.9		Form of Director's Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.1		Revolving Credit Agreement and Certain Other Loan Documents by and among K12 Inc., School Leasing Corporation, American School Supply Corporation and PNC Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

10.2	*^	Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.3	*	Stock Option Agreement of Bruce J. Davis (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

10.4	*	Employment Agreement of Bruce J. Davis (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894.

Exhibit No.		Description of Exhibit

10.5		Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

10.6	*	Employment Agreement of Celia Stokes (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

10.7	*	Employment Agreement of Howard D. Polsky (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

10.8	*^	Stock Option Agreement between K12 Inc. and Ronald J. Packard dated as of July 12, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.9	*	First Amendment to Employment Agreement of Howard D. Polsky (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

10.10		Amendment No. 1 to Revolving Credit Agreement (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

10.11		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008).

10.12		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008).

10.13	*	Employment Agreement of Harry T. Hawks (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.14		Agreement and Plan of Merger by and among K12 Inc., Kayleigh Sub Two LLC, Kayleigh Sub One Corp., KC Distance Learning, Inc., and KCDL Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2010).

10.15		Certificate of Designations, Preferences and Relative and Other Special Rights of Series A Special Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2010).

10.16		Voting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2010).

10.17		Stockholders Agreement by and among K12 Inc., KCDL Holdings LLC, Learning Group LLC, Learning Group Partners, Knowledge Industries LLC, and Cornerstone Financial Group LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.18	*	Amendment to Amended and Restated Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

Exhibit No.		Description of Exhibit

10.19	*^	Amended and Restated Employment Agreement of Ronald J. Packard (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.20		Securities Purchase Agreement among K12 Inc. and The Other Parties Named Herein (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2011).

10.21		Investor Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 29, 2011).

10.22	*	Employment Agreement of Timothy L. Murray (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

21.1		Subsidiaries of K12 Inc.

23.1		Consent of BDO USA, LLP.

24.1		Power of Attorney (included in signature pages).

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.LAB		XBRL Taxonomy Extension Labels

101.PRE		XBRL Taxonomy Extension Presentation

101.DEF		XBRL Taxonomy Extension Definition

*
Denotes management compensation plan or arrangement.

^
Confidential treatment has been granted with respect to certain portions of this exhibit. A complete copy of the document, including the redacted portions, has been filed separately with the SEC.

#
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.