Form 10-Q
period 2012-09-30
K12 INC
filed 2012-11-09
CIK 1157408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 the Registrant had 36,850,695 shares of common stock, $0.0001 par value per share, outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$107,938	$144,652
Restricted cash and cash equivalents	—	1,501
Accounts receivable, net of allowance of $2,242 and $1,624 at September 30, 2012 and June 30, 2012, respectively	258,832	160,922
Inventories, net	28,113	37,853
Current portion of deferred tax asset	14,673	16,140
Prepaid expenses	14,621	11,173
Other current assets	20,440	14,598
Total current assets	444,617	386,839
Property and equipment, net	65,864	55,903
Capitalized software, net	37,674	34,709
Capitalized curriculum development costs, net	61,944	60,345
Intangible assets, net	35,587	36,736
Goodwill	61,428	61,619
Investment in Web International	10,000	10,000
Deposits and other assets	2,384	2,684
Total assets	$719,498	$648,835
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$33,393	$23,951
Accrued liabilities	16,183	13,802
Accrued compensation and benefits	12,219	17,355
Deferred revenue	69,952	25,410
Current portion of capital lease obligations	19,525	15,950
Current portion of note payable	1,153	1,145
Total current liabilities	152,425	97,613
Deferred rent, net of current portion	8,493	6,974
Capital lease obligations, net of current portion	21,231	15,124
Note payable, net of current portion	390	777
Deferred tax liability	32,525	31,591
Other long term liabilities	1,987	1,908
Total liabilities	217,051	153,987
Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,844,093 and 36,436,933 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	4	4
Additional paid-in capital	523,081	519,439
Series A Special Stock, par value $0.0001; 2,750,000 shares authroized, issued and outstanding at September 30, 2012 and June 30, 2012	63,112	63,112
Accumulated other comprehensive income (loss)	(214)	100
Accumulated deficit	(104,804)	(109,161)
Total K12 Inc. stockholders’ equity	481,179	473,494
Noncontrolling interest	4,068	4,154
Total equity	485,247	477,648
Total liabilities, redeemable noncontrolling interest and equity	$719,498	$648,835

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2012	2011
	(In thousands, except share and per share data)
Revenues	$221,096	$193,330
Cost and expenses
Instructional costs and services	118,648	101,079
Selling, administrative, and other operating expenses	89,619	77,760
Product development expenses	4,168	6,224
Total costs and expenses	212,435	185,063
Income from operations	8,661	8,267
Interest expense, net	(228)	(221)
Income before income tax expense and noncontrolling interest	8,433	8,046
Income tax expense	(3,889)	(3,697)
Net income	4,544	4,349
Adjust net (income) loss attributable to noncontrolling interest	(187)	251
Net income attributable to common stockholders, including Series A stockholders	$4,357	$4,600
Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12
Weighted average shares used in computing per share amounts:
Basic	36,029,252	35,629,836
Diluted	36,029,252	35,954,075

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total

Balance, June 30, 2012	36,436,933	$4	2,750,000	$63,112	$519,439	$100	$(109,161)	$4,154	$477,648
Net income (loss) (1)							4,357	(86)	4,271
Other comprehensive income (loss)						(314)			(314)
Stock based compensation expense					2,872				2,872
Exercise of stock options	3,678	—			56				56
Excess tax benefit from stock-based compensation					1,086				1,086
Issuance of restricted stock awards	403,482	—							—
Accretion of redeemable noncontrolling interests to estimated redemption value					273				273
Retirement of restricted stock for tax withholding	—	—	—	—	(645)	—	—	—	(645)
Balance, September 30, 2012	36,844,093	$4	2,750,000	$63,112	$523,081	$(214)	$(104,804)	$4,068	$485,247

(1)             Net income (loss) attributable to noncontrolling interests excludes $0.3 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)

Net income	$4,357	$4,600

Other comprehensive income, net of tax:

Foreign currency translation adjustment	(314)	82

Total other comprehensive income, net of tax:	4,043	4,682

Comprehensive income attributable to noncontrolling interest	(86)	(34)

Comprehensive income attributable to common stockholders, including Series A stockholders	$3,957	$4,648

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$4,544	$4,349
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	15,661	12,992
Stock based compensation expense	2,872	2,194
Excess tax benefit from stock based compensation	(1,086)	(711)
Deferred income taxes	3,488	2,301
Provision for doubtful accounts	397	201
Provision for inventory obsolescence	42	39
Provision for student computer shrinkage and obsolescence	373	377
Changes in assets and liabilities:
Accounts receivable	(98,297)	(118,354)
Inventories	9,699	12,088
Prepaid expenses	(3,431)	(2,808)
Other current assets	(5,842)	(8,788)
Deposits and other assets	299	933
Accounts payable	9,419	10,673
Accrued liabilities	2,368	4,899
Accrued compensation and benefits	(5,134)	3,388
Deferred revenue	44,308	41,008
Release of restricted cash	1,501	—
Deferred rent	1,605	258
Net cash used in operating activities	(17,214)	(34,961)
Cash flows from investing activities
Purchase of property and equipment	(3,863)	(2,172)
Capitalized software development costs	(6,289)	(2,739)
Capitalized curriculum development costs	(5,092)	(3,706)
Purchase of acquired entity	—	(12,641)
Net cash used in investing activities	(15,244)	(21,258)
Cash flows from financing activities
Repayments on capital lease obligations	(4,622)	(3,959)
Repayments on note payable	(380)	(703)
Proceeds from exercise of stock options	56	1,042
Excess tax benefit from stock based compensation	1,086	711
Repurchase of restricted stock for income tax withholding	(645)	(581)
Net cash used in financing activities	(4,505)	(3,490)
Effect of foreign exchange rate changes on cash and cash equivalents	249	82
Net change in cash and cash equivalents	(36,714)	(59,627)
Cash and cash equivalents, beginning of period	144,652	193,099
Cash and cash equivalents, end of period	$107,938	$133,472

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, the Company has invested approximately $320 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company manages virtual public schools in 32 states and the District of Columbia.

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

2.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, the condensed consolidated statements of cash flows for the three months ended September 30, 2012 and 2011, the condensed consolidated statement of comprehensive income (loss), and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, the results of operations for the three months ended September 30, 2012 and 2011, cash flows for the three months ended September 30, 2012 and 2011 and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2012. The results of the three month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2012, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2012.

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

The Company generates revenues under contracts with virtual and blended public schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s online school and the component of lessons; offline learning kits, which include books and materials to supplement the online lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher; and management and technology services required to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding. Revenue is generally recognized ratably over the period services are performed except for revenue on materials that is recognized upon shipment to students and the costs of materials are expensed.

The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company’s multiple-element contracts do not qualify for separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element.

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses.

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

During the three months ended September 30, 2012, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. During the three months ended September 30, 2011, the Company had contracts with two schools that represented approximately 7% and 9% of revenues.  The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year. Approximately 10% and 11% of accounts receivable was attributable to a contract with one school as of September 30, 2012 and June 30, 2012, respectively.

Reclassifications

Certain prior year amounts have been reclassified between instructional costs and services and selling, administrative and other expenses to conform to the current year presentation.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.6 million and $4.5 million at September 30, 2012 and June 30, 2012, respectively

Other Current Assets

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

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

Capitalized Software

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $6.3 million and $2.7 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 was $3.3 million and $2.7 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

The Company capitalizes curriculum development costs incurred during the application development stage in accordance with ASC 350. The Company capitalizes curriculum development costs during the design and deployment phases of the project. Many of the Company’s new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of the Company’s courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years.

Total capitalized curriculum development additions were $5.1million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively. These amounts are recorded on the accompanying consolidated balance sheet net of amortization charges. Amortization is recorded in product development expenses on the accompanying consolidated statement of operations. Amortization expense for the three months ended September 30, 2012 and 2011 was $3.5 million and $2.9 million, respectively.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with an acquisition. The holders of the Series A Special stock have the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net (income) loss attributable to noncontrolling interest reflects only the Company’s share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interest within the equity section of the condensed consolidated balance sheets rather than in the mezzanine section of the condensed consolidated balance sheets, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s condensed consolidated statement of equity.

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

Goodwill and Intangibles

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives.  Amortization expense for the three months ended September 30, 2012 and 2011was $1.1 million and $0.9 million, respectively. Future amortization of intangible assets is $3.4 million, $3.1 million, $3.1 million, $3.0 million and $2.4 million in the fiscal years ended June 30, 2013 through June 30, 2017, respectively, and $20.4 million thereafter. As of September 30, 2012 and June 30, 2012, goodwill balances were recorded at $61.4 million and $61.6 million, respectively.

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

ASC 350 prescribes a process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st of each year.

During the first quarter of 2013, the Company’s goodwill decreased by approximately $0.2 million due to adjustments made related to the acquisition of certain K-12 assets and Insight School management contracts of Kaplan Virtual Education (“KVE”), a subsidiary of Kaplan, Inc., (the “Kaplan/Insight Assets”) (see Note 10) in connection with the finalization of the purchase price allocation.

The following table represents goodwill additions during the fiscal quarter ended September 30, 2012:

Amount
($ in millions)
Rollforward of Goodwill
Balance as of June 30, 2012	$61.6
Adjustments due to KVE and other foreign exchange translations	(0.2)
Balance as of September 30, 2012	$61.4

The following table represents the balance of intangible assets as of September 30 and June 30, 2012:

Intangible Assets:

	September 30, 2012			June 30, 2012
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(3.5)	$20.5	$24.0	$(3.1)	$20.9
Customer and distributor relationships	18.9	(4.7)	14.2	18.9	(4.0)	14.9
Developed technology	1.5	(0.9)	0.6	1.5	(0.9)	0.6
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$44.9	$(9.3)	$35.6	$44.9	$(8.2)	$36.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment charge for the quarter ended September 30, 2012.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, inventory and short and long term debt approximate their fair values.

The redeemable noncontrolling interest is a result of the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption of the put right.

The following table summarizes certain fair value information at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	10,000	—	—	10,000
Total	$27,200	$—	$—	$27,200

The following table summarizes certain fair value information at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	10,000	—	—	10,000
Total	$27,200	$—	$—	$27,200

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Three Months Ended September 30, 2012
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	September 30,
Description	June 30, 2012	and Settlements	Gains/(Losses)	2012
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group	10,000	—	—	10,000
Total	$27,200	$—	$—	$27,200

The fair value of the investment in Web International Education Group Ltd. (“Web”) as of September 30, 2012 was estimated to be $10.0 million. The fair value was measured based on the initial cost of the investment and Web’s operating performance since the initial investment as U.S. GAAP financial statements for Web are not available to more definitively determine fair value; there was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2012. As of September 30, 2012, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards, was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the shares of Series A Special stock participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the shares of Series A Special stock meet the definition of a participating security under ASC 260. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2012	2011
	(In thousands except shares and
	per share data)
Basic earnings per share computation:
Net income — K12	$4,357	$4,600
Amount allocated to participating Series A stockholders	$(309)	$(330)
Income available to common stockholders — basic	$4,048	$4,270
Weighted average common shares — basic	36,029,252	35,629,836
Basic net income per share	$0.11	$0.12
Dilutive earnings per share computation:
Net income — K12	$4,357	$4,600
Amount allocated to participating Series A stockholders	$(309)	$(330)
Income available to common stockholders — diluted	$4,048	$4,270
Share computation:
Weighted average common shares — basic	36,029,252	35,629,836
Effect of dilutive stock options and restricted stock awards	—	324,239
Weighted average common shares outstanding — diluted	36,029,252	35,954,075
Diluted net income per share	$0.11	$0.12

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which provides authoritative guidance on disclosure requirements for comprehensive income. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance became effective for the Company beginning on July 1, 2012.  The standard has been adopted and the presentation of comprehensive income (loss) has changed.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides authoritative guidance on application of the impairment model for indefinite-lived intangible assets. This accounting updated permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired as part of its annual assessment. This guidance became effective for the Company beginning on July 1, 2012. The adoption of this standard did not have a material impact on its financial condition, results of operations or disclosures.

4.    Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2012 and 2011, the Company’s effective income tax rate was 46.1% and 46.0%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state income taxes and certain expenses not deductible for income tax purposes.

5.    Long-term Obligations

Capital Leases

As of September 30 and June 30, 2012, computer equipment under capital leases were recorded at a cost of $96.2 million and $81.9 million, respectively, and accumulated depreciation of $59.3 million and $54.4 million, respectively. Borrowings under lease lines bore interest at rates ranging from 2.62% to 4.96% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the amounts outstanding. The computer equipment lease line is subject to cross default compliance provisions in the Company’s existing line of credit agreement.

We incur capital lease obligations under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. Capital lease borrowings are repaid over three years following the incurrence of a lease with a bargain purchase option at the end of the term. We have pledged the assets financed under the equipment lease line of credit to secure the amounts outstanding.  In July 2012, our annual availability under the lease line of credit was increased to $35 million for student computer leasing during our 2013 fiscal year. This borrowing availability expires in August 2013 and interest rates on the new borrowings are based upon an initial rate of 2.91% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 11, 2012 and the Lease Commencement Date.  As of September 30, 2012, our outstanding balance under the lease line of credit was an aggregate of $40.8 million.

Note Payable

The Company has purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at a 2.8% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangements. The balance of the note payable at September 30 and June 30, 2012 was $1.5 million and $1.9 million, respectively.

The following is a summary as of September 30, 2012 of the present value of the net minimum payments due on outstanding capital leases and notes payable under the Company’s commitments:

	Capital	Notes
September 30,	Leases	Payable	Total
	($ in thousands)

2013	$20,414	$1,178	$21,592
2014	$14,951	$392	$15,343
2015	$6,781	$—	$6,781
Thereafter	$—	$—	$—

Total minimum payments	42,146	1,570	43,716
Less amount representing interest (imputed weighted average capital lease interest rate of 3.0%)	(1,390)	(27)	$(1,417)

Net minimum payments	40,756	1,543	42,299
Less current portion	(19,525)	(1,153)	$(20,678)

Present value of minimum payments, less current portion	$21,231	$390	$21,621

6.    Line of Credit

The Company has a $35.0 million revolving line of credit with PNC Bank, N.A. which matures in December 2012. As of September 30 and June 30, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit. The Company currently expects to enter into a new line of credit agreement prior to the termination of the existing line of credit, however, there are no guarantees that the Company will successfully enter into a new line of credit agreement.

7.    Stock Option Plan

Stock Options

Stock option activity during the three months ended September 30, 2012 was as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	203,431	21.38
Exercised	(3,678)	15.36
Forfeited or canceled	(10,804)	23.71

Outstanding, September 30, 2012	3,138,889	$20.47	4.22	$8,276

Stock options exercisable at September 30, 2012	2,200,740	$19.41	3.13	$7,717

The aggregate intrinsic value of options exercised during the three months ended September 30, 2012 was $0.02 million. The weighted-average grant date fair value of options granted during the three months ended September 30, 2012 was $11.58.

As of September 30, 2012, there was $8.0 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.9 years. During the three months ended September 30, 2012 and September 30, 2011, the Company recognized $1.1 million and $1.1 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2012 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2012	591,637	$25.12
Granted	403,482	21.40
Vested	(95,281)	23.79
Forfeited or canceled	(7,945)	26.59

Outstanding, September 30, 2012	891,893	$23.56

As of September 30, 2012, there was $14.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three months ended September 30, 2012 was $2.3 million. During the three months ended September 30, 2012 and September 30, 2011, the Company recognized $1.8 million and $1.1 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.  Related Party Transactions

For the period ended September 30, 2012, the Company purchased services and assets in the amount of $0.1 million from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party.

During fiscal 2012, in accordance with the original terms of the joint venture agreement, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

9.  Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12, was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. I:12-CV-00103-CMH-IDD.  On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the

“Amended Complaint”) on June 22, 2012.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The plaintiff alleges among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified compensatory damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint.  On September 18, 2012, the Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch, et. al., Case No. I: 12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed.

The Board of Directors received a stockholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The stockholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board has formed a demand evaluation committee, which has retained counsel to assist with its review of the demand.  The Board will take appropriate action based on the committee’s recommendation.  On October 19, 2012, the Board received a stockholder demand pursuant to 8 Del. C. § 220 (a “220 Demand”) from Oakland County Employees’ Retirement System to inspect certain categories of documents.  The Board is considering the 220 Demand and will take appropriate action.

10.  Investment and Acquisition

Investment in Web International Education Group, Ltd.

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web, a provider of English language learning centers in cities throughout China. The Company’s option to purchase no less than 51% of Web was extended to December 31, 2012 (from July 1, 2012) and the Company has the option to purchase all remaining equity interest of Web between July 1, 2013 and June 30, 2015. The Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. There has been no change to the fair value of the Web investment based on Web’s financial performance since the initial investment and Web’s ability to repay the investment plus interest with cash.

Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired certain assets of KVE (the “Kaplan/Insight Assets”) for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools throughout the United States that have been integrated into the Company’s existing operations. The acquisition of the Kaplan/Insight Assets had an immaterial proforma impact on the results of operations for the three months ended September 30, 2011. The majority of the purchase price has been allocated to goodwill and intangible assets for $6.0 million and $4.3 million, respectively. The purchase price allocation was finalized as of September 30, 2012.

11.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)

Cash paid for interest	$243	$230

Cash paid for taxes, net of refunds	$189	$9

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$14,304	$14,305

Business Combinations:
— Property and equipment	$(139)	$1,626

— Goodwill	$(191)	$11,041

— Deferred revenue	$—	$(85)

— Foreign currency translation adjustments	$330	$—

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis, or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•             Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2012.

•             Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•    Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•             Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $320 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to districts, public schools, private schools, charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 84% of our revenue in the three months ended September 30, 2012.   We currently manage public schools in 32 states and the District of Columbia.

We serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have a growing sales team to focus on this sector and, through our acquisitions of KC Distance Learning, or KCDL, and The American Education Corporation, or AEC, in 2010, we increased the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continued to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

We operate three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a program that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, we own and operate the International School of Berne, or IS Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12.

For the three months ended September 30, 2012, we increased revenues to $221.1 million from $193.3 million in the same period in the prior year, a growth rate of 14.4%. Over the same period, operating income increased to $8.7 million from $8.3 million,  a change of 4.8%, and net income to common stockholders decreased to $4.4 million from $4.6 million, a change of 4.3%. The increase in operating income was primarily due to increases in revenue from period to period, while the change in net income to common stockholders was due to an increase in the net income attributable to noncontrolling interests.

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

Acquisition of KC Distance Learning, Inc.

In July 2010, we acquired KCDL, a provider of online curriculum and public and private virtual education. KCDL included three distribution channels: Aventa Learning (online curriculum and instruction), The Keystone School (an online and correspondence private school) and the contracts to serve iQ Academies (statewide virtual public charter schools). Aventa Learning offers schools and school districts over 140 core, elective and Advanced Placement, or AP, courses in grades 6-12, including credit recovery courses, full-scale virtual school programs and instructional services.

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

Investment in Web International Education Group, Ltd.

In January 2011, we invested $10.0 million to obtain a 20% minority interest in Web International Education Group, Ltd or Web. Web is a provider of English language training for learners of all ages throughout China, including university students, government workers and employees of international companies and it maintains an extensive network of learning centers throughout China.

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

Investment by Technology Crossover Ventures in K12 Inc.

In April 2011, we completed a private placement sale of 4 million shares of restricted common stock at a price of $31.46 per share to Technology Crossover Ventures, or TCV. The gross proceeds of $125.8 million were unrestricted and available for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, our Board of Directors, or Board, appointed a director nominated by TCV to the Board to hold office until our next annual meeting. Additionally, we granted TCV the right to participate on a pro-rata basis in any of our subsequent private offerings of common stock, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. As provided by the terms of the transaction, we filed a resale registration statement with respect to these shares with the SEC and the registration statement was declared effective.

Acquisition of Assets from Kaplan Virtual Education

In July 2011, we completed the purchase of certain K-12 assets and Insight School management contracts of KVE, a subsidiary of Kaplan, Inc. KVE assets included contracts to serve online public schools in eight states serving students in grades 6-12. The acquisition allows us to serve more students with multiple curriculum platforms and leverage the Insight School brand and our existing virtual academy operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our fiscal year 2012 Annual Report. There have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Results of Operations

As described in the Annual Report, the Company reclassified its three lines of business: Managed Public Schools (turn-key management services provided to public schools), Institutional Business (educational products and services provided to school districts, public schools and other educational institutions that it does not manage), and International and Private Pay Business (private schools for which it charges student tuition and makes direct consumer sales).

Managed Public Schools	Institutional Business	International and Private Pay Business
• Full-time virtual schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	— The Keystone School
—Flex schools Online HS	• A+ curriculum	—George Washington University
—Passport schools	• Middlebury joint venture	—K12 International Academy
—Discovery schools	• Pre-kindergarten	—International School of Berne
—Other blended schools	• Post-secondary	• Web International Education Group, Ltd. (via investment)
• Independent course sales (Consumer)

Enrollment

The following table sets forth the average quarterly student enrollment data for students in Managed Public Schools.  These figures exclude enrollments from classroom pilot programs.

	Three Months Ended September 30,		Growth 2012 / 2011
	2012	2011	Change	Change %

Managed Public Schools
Average Student Enrollments	121,665	106,665	15,000	14.1%

The following table sets forth the quarterly cumulative total enrollment data for students in the International and Private Pay Business (excluding enrollments for individual courses to individual consumers).

			Growth
	Three Months Ended September 30,		2012 / 2011
	2012	2011	Change	Change %

International and Private Pay Business
Cumulative Student Enrollments	12,996	12,415	581	4.7%
Cumulative Semester Course Enrollments	36,032	34,692	1,340	3.9%

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district who purchases a single course (Institutional Business customer) may decide to implement a full-time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three months ended September 30, 2012 and 2011.

			Change
	Three Months Ended September 30,		2012 / 2011
($ in thousands)	2012	2011	$	%
Managed Public Schools	$187,761	$159,449	$28,312	17.8%
Institutional Business	21,972	23,482	(1,510)	(6.4)
International and Private Pay Business	11,363	10,399	964	9.3
Total	$221,096	$193,330	$27,766	14.4%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months ended September 30,
	2012	2011
	($ in thousands)
Revenues	$221,096	$193,330

Cost and expenses
Instructional costs and services	118,648	101,079
Selling, administrative, and other operating expenses	89,619	77,760
Product development expenses	4,168	6,224

Total costs and expenses	212,435	185,063

Income from operations	8,661	8,267
Interest expense, net	(228)	(221)

Income before income taxes and noncontrolling interest	8,433	8,046
Income tax expense	(3,889)	(3,697)

Net income	4,544	4,349
Adjust net (income) loss attributable to noncontrolling interest	(187)	251

Net Income — K12 Inc.	$4,357	$4,600

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	2012	2011
Revenues	100.0%	100.0%

Cost and expenses
Instructional costs and services	53.7	52.3
Selling, administrative, and other operating expenses	40.5	40.2
Product development expenses	1.9	3.2

Total costs and expenses	96.1	95.7

Income from operations	3.9	4.3
Interest expense, net	(0.1)	(0.1)

Income before income taxes and noncontrolling interest	3.8	4.2
Income tax expense	(1.7)	(1.9)

Net income	2.1	2.3
Adjust net (income) loss attributable to noncontrolling interest	(0.1)	0.1

Net income — K12 Inc.	2.0%	2.4%

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

Revenues.  Our revenues for the three months ended September 30, 2012 were $221.1 million, representing an increase of $27.8 million, or 14.4%, as compared to revenues of $193.3 million for the same period in the prior year. Managed Public Schools revenue increased 17.8% year over year, primarily as a result of organic growth in existing states.  The growth in Managed Public Schools revenue was driven by a 14.1% growth in average student enrollments and an increase in average revenue per student due to improved capture and a decrease in the number of unfunded enrollments. At the same time, International and Private Pay Business cumulative semester course enrollments grew 3.9% year over year.  Revenue growth year over year was partially offset by a decline in Institutional Business revenue, primarily as a result of perpetual license revenue in the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2012 were $118.6 million, representing an increase of $17.5 million, or 17.3%, from

$101.1 million for the three months ended September 30, 2011. The three months ended September 30, 2011 gives effect to a reclassification of certain costs to selling, administrative and other operating expenses to conform with the presentation for the period ended September 30, 2012 and to reflect changes in our enrollment operations.  Instructional costs and services expenses were 53.7% of revenue during the three months ended September 30, 2012, an increase from the 52.3% for the three months ended September 30, 2011.  The increase as a percentage of revenue was associated primarily with advance hiring during the first quarter of fiscal 2013.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2012 were $89.6 million, representing an increase of $11.8 million, or 15.2%, as compared to $77.8 million for the three months ended September 30, 2011.  The three months ended September 30, 2011 gives effect to a reclassification of certain costs from instructional costs and services expenses to conform with the presentation for the period ended September 30, 2012 and to reflect changes in our enrollment operations.  As a percentage of revenues, selling, administrative, and other operating expenses increased to 40.5% from 40.2% for the three months ended September 30, 2012. This increase was primarily attributable to increases in personnel costs related to growth in headcount, related benefits and recruiting costs.  This was partially offset by a decrease in ERP implementation costs.

Product development expenses.  Product development expenses for the three months ended September 30, 2012 were $4.2 million, representing a decrease of $2.0 million, or 32.3%, as compared to $6.2 million for the three months ended September 30, 2011.  As a percentage of revenues, product development expenses decreased to 1.9% for the three months ended September 30, 2012 as compared to 3.2% for the same period in the prior year. The decrease was primarily due to more development projects that qualify for cost capitalization than in the prior year and a decrease in ERP implementation costs. Our cash expenditures for product development, including capitalized costs, however, increased year over year by 4%.

Interest expense, net.  Net interest expense for the three months ended September 30, 2012 was $0.2 million, unchanged from the same period in the prior year.  Net interest expense is primarily associated with interest on our student computer leases.

Income taxes.  Income tax expense for the three months ended September 30, 2012 was $3.9 million, or 46.1% of income before taxes, compared to $3.7 million, or 46.0% of income before taxes for the three months ended September 30, 2011. The tax rate remained relatively consistent between periods.

Noncontrolling interest.  Net income attributable to noncontrolling interest for the three months ended September 30, 2012 was $0.2 million compared to a net loss from noncontrolling interest of $0.3 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income/losses attributable to minority interest owners in our joint venture investments.

Liquidity and Capital Resources

As of September 30, 2012, we had net working capital, or current assets minus current liabilities, of $292.2 million. Our working capital includes cash and cash equivalents of $107.9 million, including $4.6 million associated with our two joint ventures, and accounts receivable of $258.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2012.

We have a $35.0 million line of credit with PNC Bank, N.A., or PNC, for general corporate operating purposes, which we refer to as the Credit Agreement.  The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools.  The Credit Agreement matures in December 2012 and although we currently expect to enter into a new line of credit agreement prior to termination of the existing line of credit, there can be no guarantee that we will do so on acceptable terms, if at all. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate” and (b) the federal funds rate plus 0.5%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities,” plus the applicable margin for such loans, which ranges between 1.50% and 2.00%, based on the leverage ratios (as defined in the Credit Agreement). We pay a quarterly commitment fee on the unused portion available under the Credit Agreement. The Credit Agreement includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

Borrowings under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries abilities to incur additional indebtedness, grant liens, or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior secured credit facilities. We must not exceed a maximum debt leverage ratio. These covenants are subject to certain qualifications and exceptions. As of September 30, 2012, we were in compliance with these covenants.  As of September 30, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

We incur capital lease obligations under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. Capital lease borrowings are repaid over three years following the incurrence of a lease with a bargain purchase option at the end of the term. We have pledged the assets financed under the equipment lease line of credit to secure the amounts outstanding.  In July 2012, our annual availability under the lease line of credit was increased to $35 million for student computer leasing during our 2013 fiscal year. This borrowing availability expires in August 2013 and interest rates on the new borrowings are based upon an initial rate of 2.91% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 11, 2012 and the Lease Commencement Date.  As of September 30, 2012, our outstanding balance under the lease line of credit was an aggregate of $40.8 million.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2012 was $17.2 million compared to net cash used in operations of $35.0 million for the three months ended September 30, 2011.   The $17.8 million change in cash used in operations between periods was attributable to higher net income and depreciation, higher cash collections from accounts receivable, and less investment in working capital during the three months ended September 30, 2012 than during the prior year period.  These cash collections relate to accounts receivable that increased during our 2012 fiscal year from state funding delays to certain of our managed public schools.  Also, the three months ended September 30, 2011 included the effects of the build-up of working capital attributable to the acquisition of the Kaplan/Insight Schools.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2012 was $15.2 million compared to net cash used in investing activities of $21.3 million for the three months ended September 30, 2011, a decrease of $6.1 million. This decrease is due to a $6.6 million increase in capital expenditures, capitalized software and curriculum offset by the payment of $12.6 million for the purchase of the Kaplan/Insight Assets in the prior period.

Financing Activities

Net cash used for financing activities for the three months ended September 30, 2012 was $4.5 million compared to net cash used in financing activities of $3.5 million during the three months ended September 30, 2011.  Our primary use of cash in financing activities is for the payment of capital lease obligations incurred for the acquisition of student computers. Our cash payments for capital leases increased approximately $0.7 million between periods resulting from increased purchases of student computers financed under capital leases. The three months ended September 30, 2011 included approximately $1.0 million more in proceeds from the exercise of stock options than the three months ended September 30, 2012.  The timing of cash from the exercise of options impacts our net cash used in financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $11.3 million related to long-term lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2012 and June 30, 2012, we had cash and cash equivalents totaling $107.9 million and $144.7 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2012, a 1% gross increase in interest rates earned on cash would result in a $1.1 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2012, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Part II. Other Information

Item 1.      Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned Hoppaugh v. K12, was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Hoppaugh v. K12, Inc., Case No. I:12-CV-00103-CMH-IDD.  On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the “Amended Complaint”) on June 22, 2012.  The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The plaintiff alleges among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the class period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified compensatory damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint.  On September 18, 2012, the

Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Tisch, et. al., Case No. I: 12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed.

The Board of Directors received a stockholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The stockholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board has formed a demand evaluation committee, which has retained counsel to assist with its review of the demand.  The Board will take appropriate action based on the committee’s recommendation.  On October 19, 2012, the Board received a stockholder demand pursuant to 8 Del. C. § 220 (a “220 Demand”) from Oakland County Employees’ Retirement System to inspect certain categories of documents.  The Board is considering the 220 Demand and will take appropriate action.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the SEC on September 12, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

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
101*

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statement of Comprehensive Income (loss) (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ RONALD J. PACKARD
Name:	Ronald J. Packard
Title:	Chief Executive Officer

Date: November 9, 2012