Form 10-Q
period 2012-12-31
K12 INC
filed 2013-02-05
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 28, 2013, the Registrant had 37,102,938 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2012	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$143,192	$144,652
Restricted cash and cash equivalents	—	1,501
Accounts receivable, net of allowance of $2,970 and $1,624 at December 31, 2012 and June 30, 2012, respectively	223,312	160,922
Inventories, net	29,470	37,853
Current portion of deferred tax asset	12,363	16,140
Prepaid expenses	19,833	11,173
Other current assets	16,000	14,598
Total current assets	444,170	386,839
Property and equipment, net	63,134	55,903
Capitalized software, net	39,639	34,709
Capitalized curriculum development costs, net	62,926	60,345
Intangible assets, net	34,437	36,736
Goodwill	61,501	61,619
Investment in Web International	10,000	10,000
Deposits and other assets	2,902	2,684
Total assets	$718,709	$648,835
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$20,121	$23,951
Accrued liabilities	22,218	13,802
Accrued compensation and benefits	13,296	17,355
Deferred revenue	59,249	25,410
Current portion of capital lease obligations	19,799	15,950
Current portion of note payable	1,138	1,145
Total current liabilities	135,821	97,613
Deferred rent, net of current portion	8,679	6,974
Capital lease obligations, net of current portion	20,619	15,124
Note payable, net of current portion	—	777
Deferred tax liability	34,764	31,591
Other long term liabilities	2,146	1,908
Total liabilities	202,029	153,987
Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 36,872,800 and 36,436,933 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	4	4
Additional paid-in capital	527,574	519,439
Series A Special Stock, par value $0.0001; 2,750,000 shares authorized, issued and outstanding at December 31, 2012 and June 30, 2012	63,112	63,112
Accumulated other comprehensive (loss) income	(50)	100
Accumulated deficit	(95,293)	(109,161)
Total K12 Inc. stockholders’ equity	495,347	473,494
Noncontrolling interest	4,133	4,154
Total equity	499,480	477,648
Total liabilities, redeemable noncontrolling interest and equity	$718,709	$648,835

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Revenues	$206,028	$166,500	$427,124	$359,830
Cost and expenses
Instructional costs and services	122,799	98,909	241,446	200,016
Selling, administrative, and other operating expenses	61,379	52,925	150,998	130,656
Product development expenses	5,578	7,574	9,746	13,798
Total costs and expenses	189,756	159,408	402,190	344,470
Income from operations	16,272	7,092	24,934	15,360
Interest expense, net	(272)	(236)	(501)	(457)
Income before income tax expense and noncontrolling interest	16,000	6,856	24,433	14,903
Income tax expense	(6,680)	(2,976)	(10,569)	(6,673)
Net income	9,320	3,880	13,864	8,230
Adjust net loss attributable to noncontrolling interest	191	285	4	536
Net income attributable to common stockholders, including Series A stockholders	$9,511	$4,165	$13,868	$8,766
Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.24	$0.11	$0.36	$0.23
Diluted	$0.24	$0.11	$0.36	$0.23
Weighted average shares used in computing per share amounts:
Basic	36,118,519	35,755,685	36,073,885	35,692,761
Diluted	36,118,519	35,976,779	36,073,885	36,009,878

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

 COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Net income	$9,320	$3,880	$13,864	$8,230

Other comprehensive income, net of tax

Foreign currency translation adjustment	164	24	(150)	106

Total other comprehensive income, net of tax	9,484	3,904	13,714	8,336

Comprehensive (loss) income attributable to noncontrolling interest	191	285	4	536

Comprehensive income attributable to common stockholders, including Series A stockholders	$9,675	$4,189	$13,718	$8,872

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total

Balance, June 30, 2012	36,436,933	$4	2,750,000	$63,112	$519,439	$100	$(109,161)	$4,154	$477,648
Net income (loss) (1)							13,868	(21)	13,847
Other comprehensive loss						(150)			(150)
Stock based compensation expense					5,780				5,780
Exercise of stock options	69,989	—			607				607
Excess tax benefit from stock-based compensation					2,532				2,532
Issuance of restricted stock awards	404,073	—							—
Accretion of redeemable noncontrolling interests to estimated redemption value					17				17
Retirement of restricted stock for tax withholding	(38,195)	—	—	—	(801)	—	—	—	(801)
Balance, December 31, 2012	36,872,800	$4	2,750,000	$63,112	$527,574	$(50)	$(95,293)	$4,133	$499,480

(1)          Net income (loss) attributable to noncontrolling interests excludes $0.1 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$13,864	$8,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	31,894	27,668
Stock based compensation expense	5,780	4,724
Excess tax benefit from stock based compensation	(2,532)	(1,232)
Deferred income taxes	9,482	6,433
Provision for doubtful accounts	784	329
Provision for inventory obsolescence	200	9
Provision for student computer shrinkage and obsolescence	502	393
Changes in assets and liabilities:
Accounts receivable	(63,338)	(100,765)
Inventories	8,183	10,341
Prepaid expenses	(8,630)	(3,400)
Other current assets	(1,402)	(5,199)
Deposits and other assets	(217)	151
Accounts payable	(3,838)	(928)
Accrued liabilities	8,403	2,885
Accrued compensation and benefits	(4,058)	575
Deferred revenue	33,529	29,906
Release of restricted cash	1,501	—
Deferred rent and other long term liabilities	1,945	413
Net cash provided by (used in) operating activities	32,052	(19,467)
Cash flows from investing activities
Purchase of property and equipment	(4,524)	(6,276)
Capitalized software development costs	(11,633)	(8,626)
Capitalized curriculum development costs	(9,628)	(6,469)
Purchase of acquired entity	—	(12,641)
Net cash used in investing activities	(25,785)	(34,012)
Cash flows from financing activities
Repayments on capital lease obligations	(9,851)	(7,884)
Repayments on note payable	(785)	(1,069)
Proceeds from exercise of stock options	607	2,760
Excess tax benefit from stock based compensation	2,532	1,232
Repurchase of restricted stock for income tax withholding	(801)	(580)
Payment of stock registration expense	—	(313)
Net cash used in financing activities	(8,298)	(5,854)
Effect of foreign exchange rate changes on cash and cash equivalents	571	106
Net change in cash and cash equivalents	(1,460)	(59,227)
Cash and cash equivalents, beginning of period	144,652	193,099
Cash and cash equivalents, end of period	$143,192	$133,872

See accompanying notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.    Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, the Company has invested approximately $330 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual or blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company provides management services to public schools in 33 states and the District of Columbia.

In addition, the Company works closely with a growing number of public schools, school districts, private schools and public charter schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

2.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, the condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011, the condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2011, the condensed consolidated statement of comprehensive income (loss) and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2012, the results of operations for the three and six months ended December 31, 2012 and 2011, cash flows for the six months ended December 31, 2012 and 2011, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2012 and 2011, and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2012. The results of the three and six month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending June 30, 2013 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2012, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2012.

The Company operates in one operating and reportable business segment as a technology based education company providing proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended public schools, traditional schools, school districts, public charter schools, and private schools. In addition to providing the curriculum, books and materials, under its contracts, the Company provides management services to virtual and blended public schools, including monitoring academic achievement, recommendations related to teacher hiring and training and compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

The Company generates revenues under contracts with virtual and blended public schools which include multiple elements. These elements include providing each school’s students with access to the Company’s online school and the component of lessons; offline learning kits, which include books and materials to supplement the online lessons; in certain cases may include the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher; and management and technology services required to operate a virtual public or blended school.  In certain managed school contracts, revenue is determined directly by per enrollment funding. Revenue is generally recognized ratably over the period services are performed except for revenue on materials that is recognized upon shipment to students and the costs of materials are expensed.

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

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against its management fees based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses.

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

During the three months ended December 31, 2012, the Company had contracts with two schools that represented approximately 14% and 11% of revenues. During the three months ended December 31, 2011, the Company had contracts with two schools that each represented approximately 8% of revenues. The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year. Approximately 8% and 11% of accounts receivable was attributable to a contract with one school as of December 31, 2012 and June 30, 2012, respectively. During the six months ended December 31, 2012, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. During the six months ended December 31, 2011, the Company had contracts with two schools that each represented approximately 8% of revenues.

Reclassifications

The Company has reclassified certain prior year enrollment related costs from instructional costs and services to selling administrative and other operating expenses to conform to the current year presentation.  There was no effect on total costs and expenses, income from operations or net income from such reclassification.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.7 million and $4.5 million at December 31, 2012 and June 30, 2012, respectively

Other Current Assets

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

Capitalized Software

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles — Goodwill and Other. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $11.6 million and $8.6 million for the six months ended December 31, 2012 and 2011, respectively.  Amortization expense for the three months ended December 31, 2012 and 2011 was $3.4 million and $3.1 million, respectively.  Amortization expense for the six months ended December 31, 2012 and 2011 was $6.7 million and $5.8 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops its own curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

The Company capitalizes curriculum development costs incurred during the development stage in accordance with ASC 350. The Company capitalizes curriculum development costs during the design and deployment phases of the project. Many of the Company’s new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of the Company’s courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years.

Total capitalized curriculum development additions were $9.6 million and $6.5 million for the six months ended December 31, 2012 and 2011, respectively. These amounts are recorded on the accompanying consolidated balance sheet net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations.  Amortization expense for the three months ended December 31, 2012 and 2011 was $3.6 million and $3.1 million, respectively.  Amortization expense for the six months ended December 31, 2012 and 2011 was $7.1 million and $6.0 million, respectively.

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

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net income attributable to noncontrolling interest reflects only the Company’s share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interest within the equity section of the condensed consolidated balance sheets rather than in the mezzanine section of the condensed consolidated balance sheets, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s condensed consolidated statement of equity (deficit).

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2012 and 2011 was $1.1 million and $0.9 million, respectively.  Amortization expense for the six months ended December 31, 2012 and 2011 was $2.3 million and $1.8 million, respectively.  Future amortization of intangible assets is $2.3 million, $3.1 million, $3.1 million, $3.0 million and $2.4 million in the fiscal years ending June 30, 2013 through June 30, 2017, respectively, and $20.4 million thereafter. As of December 31, 2012 and June 30, 2012, goodwill balances were recorded at $61.5 million and $61.6 million, respectively.

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

During the first six months of fiscal year 2013, the Company’s goodwill decreased by approximately $0.1 million due to adjustments made related to the acquisition of certain K-12 assets and Insight School management contracts of Kaplan Virtual Education (“KVE”), a subsidiary of Kaplan Inc. (the “Kaplan/Insight Assets”) (see Note 10) in connection with the finalization of the purchase price allocation.

The following table represents goodwill additions during the six months ended December 31, 2012:

Rollforward of Goodwill	Amount
($ in millions)
Balance as of June 30, 2012	$61.6
Adjustments due to KVE and other foreign exchange translations	(0.1)
Balance as of December 31, 2012	$61.5

The following table represents the balance of intangible assets as of December 31 and June 30, 2012:

Intangible Assets

	December 31, 2012			June 30, 2012
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(3.8)	$20.2	$24.0	$(3.1)	$20.9
Customer and distributor relationships	18.9	(5.4)	13.5	18.9	(4.0)	14.9
Developed technology	1.5	(1.1)	0.4	1.5	(0.9)	0.6
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$44.9	$(10.5)	$34.4	$44.9	$(8.2)	$36.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment charge for the period ended December 31, 2012.

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Level 3:  Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, inventory and debt approximate their fair values.

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

The following table summarizes certain information at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group, Ltd	10,000	—	—	10,000
Total	$27,200	$—	$—	$27,200

The following table summarizes certain information at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group, Ltd	10,000	—	—	10,000
Total	$27,200	$—	$—	$27,200

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Six Months Ended December 31, 2012
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	December 31,
Description	June 30, 2012	and Settlements	Gains/(Losses)	2012
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group, Ltd	10,000	—	—	10,000

Total	$27,200	$—	$—	$27,200

The fair value of the investment in Web International Education Group, Ltd. (“Web”) as of December 31, 2012 was estimated to be $10.0 million. The fair value was measured based on the initial cost of the investment and Web’s operating performance since the initial investment as U.S. GAAP financial statements for Web are not available to more definitively determine fair value; there was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2012. As of December 31, 2012, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted awards are not included in the computation of diluted EPS when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheet includes restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the shares of Series A Special stock participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the shares of Series A Special stock meet the definition of a participating security under ASC 260. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income — K12	$9,511	$4,165	$13,868	$8,766

Amount allocated to participating Series A stockholders	$(675)	$(297)	$(984)	$(627)
Income available to common stockholders — basic	$8,836	$3,868	$12,884	$8,139
Weighted average common shares — basic	36,118,519	35,755,685	36,073,885	35,692,761
Basic net income per share	$0.24	$0.11	$0.36	$0.23
Dilutive earnings per share computation:
Net income — K12	$9,511	$4,165	$13,868	$8,766

Amount allocated to participating Series A stockholders	$(675)	$(297)	$(984)	$(627)
Income available to common stockholders — diluted	$8,836	$3,868	$12,884	$8,139
Share computation:
Weighted average common shares — basic	36,118,519	35,755,685	36,073,885	35,692,761
Effect of dilutive stock options and restricted stock awards	—	221,094	—	317,117
Weighted average common shares outstanding — diluted	36,118,519	35,976,779	36,073,885	36,009,878
Diluted net income per share	$0.24	$0.11	$0.36	$0.23

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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides authoritative guidance on application of the impairment model for indefinite-lived intangible assets. This accounting update permits an entity to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that indefinite-lived intangible assets are impaired as part of its annual assessment. This guidance became effective for the Company beginning on July 1, 2012. The adoption of this standard did not have a material impact on its financial condition, results of operations or disclosures.

4.    Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2012 and 2011, the Company’s effective income tax rate was 41.8% and 43.4%, respectively. For the six months ended December 31, 2012 and 2011, the Company’s effective tax rate was 43.3% and 44.8%, respectively. The effective income tax rate differs from the statutory federal income tax rate of 35% primarily due to state income taxes, the impact of foreign operations, noncontrolling interests and certain expenses not deductible for income tax purposes.

5.     Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35 million expires in August 2013.  As of December 31, 2012, the aggregate outstanding balance under the lease line of credit was $40.4 million. Borrowings bore interest at rates ranging from 2.62% to 4.96% and included a 36-month payment term with a $1 purchase option at the end of the term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit is subject to cross default compliance provisions in the Company’s line of credit agreement.  The Company may extend its lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

As of December 31, 2012 and June 30, 2012, computer equipment under capital lease was recorded at a cost of $101.1 million and $81.9 million, respectively, with accumulated depreciation of $64.6 million and $54.4 million, respectively.   The net carrying value of leased student computers as of December 31, 2012 and June 30, 2012 was $36.5 million and $27.5 million, respectively.

Note Payable

The Company has purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at 2.8% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangement. The balance of the note payable at December 31 and June 30, 2012 was $1.1 million and $1.9 million, respectively.

The following is a summary as of December 31, 2012 of the present value of the net minimum payments due on outstanding capital leases and the note payable under the Company’s commitments:

	Capital	Note
December 31,	Leases	Payable	Total
	($ in thousands)

2013	$20,580	$1,162	$21,742
2014	15,075	—	15,075
2015	6,121	—	6,121
Thereafter	—	—	—

Total minimum payments	41,776	1,162	42,938

Less amount representing interest (imputed weighted average capital lease interest rate of 2.9%)	(1,358)	(24)	(1,382)

Net minimum payments	40,418	1,138	41,556
Less current portion	(19,799)	(1,138)	(20,937)

Present value of minimum payments, less current portion	$20,619	$—	$20,619

6.    Line of Credit

The Company has a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes.  In December 2012, the Credit Agreement was amended to extend the maturity date until December 2013 and to release liens that had previously secured the facility.  Interest is charged, at the Company’s option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The Company must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of December 31, 2012, the Company was in compliance with these covenants. As of December 31, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

7.    Stock Option Plan

Stock Options

Stock option activity during the six months ended December 31, 2012 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	222,009	21.30
Exercised	(69,989)	8.64
Forfeited or canceled	(322,790)	29.58

Outstanding, December 31, 2012	2,779,170	$20.59	4.02	$8,254

Stock options exercisable at December 31, 2012	1,912,034	$18.20	3.51	$6,943

The aggregate intrinsic value of options exercised during the six months ended December 31, 2012 was $0.8 million. The weighted-average grant date fair value of options granted was $10.50 during the six months ended December 31, 2012.

As of December 31, 2012, there was $7.2 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.8 years. During the three months ended December 31, 2012 and December 31, 2011, the Company recognized $1.0 million and $1.1 million, respectively, of stock-based compensation expense related to stock options. During the six months ended December 31, 2012 and December 31, 2011, the Company recognized $2.1 million and $2.2 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2012 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2012	591,637	$25.12
Granted	404,073	21.40
Vested	(136,325)	21.44
Forfeited or canceled	(12,697)	25.62

Outstanding, December 31, 2012	846,688	$23.57

As of December 31, 2012, there was $12.6 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the six months ended December 31, 2012 was $2.9 million. During the three months ended December 31, 2012 and December 31, 2011, the Company recognized $1.9 million and $1.4 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2012 and December 31, 2011, the Company recognized $3.7 million and $2.5 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.    Related Party Transactions

For the six months ended December 31, 2012, the Company purchased services in the amount of $0.1 million from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party.

During fiscal year 2012, in accordance with the original terms of the joint venture agreement, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Languages. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Languages is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Languages.

9.    Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the “Amended Complaint”) on June 22, 2012. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011 (the “Class Period”), inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the Class Period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified compensatory damages and other relief. On September 18, 2012, the Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation. The Company intends to continue to vigorously defend against the claims asserted in the Amended Complaint. Discovery is ongoing in this matter.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed.

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

10.      Investment and Acquisition

Investment in Web International Education Group, Ltd.(Web)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web, a provider of English language learning centers in cities throughout China. The Company’s option to purchase no less than 51% of Web has been extended to February 28, 2013 (from July 1, 2012) and the Company has the option to purchase all remaining equity interest of Web through December 31, 2015. The Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. There has been no change to the fair value of the Web investment based on Web’s financial performance since the initial investment and Web’s ability to repay the investment plus interest with cash.

Acquisition of Kaplan/Insight Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired the Kaplan/Insight Assets for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual public charter schools throughout the United States that have been integrated into the Company’s existing operations. The acquisition of the Kaplan/Insight Assets had an immaterial proforma impact on the results of operations for the three and six months ended December 31, 2011. The majority of the purchase price has been allocated to goodwill and intangible assets for $6.0 million and $4.3 million, respectively. The purchase price allocation was finalized as of September 30, 2012.

11.      Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	December 31,
	2012	2011
	(In thousands)

Cash paid for interest	$515	$471

Cash paid for taxes, net of refunds	$430	$50

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$19,195	$19,454

Business Combinations:
– Current assets	$—	$823

– Property and equipment	$—	$1,310

– Capitalized curriculum development costs	$—	$100

– Intangible assets	$—	$3,115

– Goodwill	$—	$6,777

– Deferred tax liabilities	$—	$226

– Foreign currency translation adjustments	$257	$—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•             Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2012.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to districts, public schools, private schools, public charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 86% of our revenue in the six months ended December 31, 2012. We currently provide management services to public schools in 33 states and the District of Columbia.

In addition to our Managed Public Schools, we serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have a growing sales team to focus on this sector and, through our acquisitions of KC Distance Learning, or KCDL, and The American Education Corporation, or AEC, in 2010, we increased the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continue to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

We also own and operate three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a program that offers a college preparatory focus and is designed for high school students who are seeking a challenging academic experience. In addition, we own and operate the International School of Berne, or IS Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12.

For the six months ended December 31, 2012, revenues grew to $427.1 million from $359.8 million in the same period in the prior year, a growth rate of 18.7%.  Over the same period, operating income increased to $24.9 million from $15.4 million, a change of 62.3%, and net income to common stockholders increased to $13.9 million from $8.8 million, a change of 58.0%. These increases were primarily due to revenue growth between periods. We have reclassified certain prior year enrollment related costs from instructional costs and services to selling, administrative and other operating expenses to conform to the current year presentation.  There was no effect on total costs and expenses, income from operations or net income from such reclassification.

Recent Acquisitions

During the periods presented, we completed the purchase of certain K-12 assets and Insight School management contracts of Kaplan Virtual Education, or KVE, a subsidiary of Kaplan, Inc. We refer to these assets as the Kaplan/Insight Assets, which included contracts to serve nine virtual public charter schools in eight states serving students in grades 6-12. The acquisition allows us to serve more students with multiple curriculum platforms and our existing virtual academy operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions about future events that affect the amounts reported in the accompanying condensed consolidated financial statements and notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our condensed consolidated financial statements. Critical accounting policies are disclosed in our Annual Report. There have been no significant updates to the critical accounting policies disclosed in our Annual Report.

Appointment of Executive Chairman

On January 7, 2013, our Board of Directors appointed our Chairman of the Board, Nathaniel A. Davis, as our Executive Chairman. Following his appointment, Mr. Davis became a full-time employee who directly supervises our operations and financial performance. Our Chief Executive Officer, Ronald J. Packard, continues to supervise corporate development, business development, academic achievement, and nascent business ventures. In addition, the Board appointed Jon Q. Reynolds as its Lead Independent Director. We believe these arrangements enhance our executive leadership team and organizational structure. Both Mr. Davis and Mr. Packard actively participate in our internal control and quarterly disclosure activities.

Results of Operations

As described in the Annual Report, we reclassified our three lines of business: Managed Public Schools (turn-key management services provided to public schools), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and make direct consumer sales).

Managed Public Schools	Institutional Sales	International and Private Pay Schools
• Full-time virtual schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	—The Keystone School
—Flex schools	• A+ curriculum	—George Washington University Online High School
—Passport schools	• Middlebury joint venture	—K12 International Academy
—Discovery schools	• Pre-kindergarten	—International School of Berne
—Other blended schools	• Post-secondary	• Web International Education Group, Ltd. (via investment)
• Independent course sales (Consumer)

Enrollment Data

The following table sets forth average enrollment data for students in Managed Public Schools and total enrollment data for students in the International and Private Pay Schools for the periods indicated. These figures exclude enrollments from classroom pilot programs and consumer programs.

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	2011	Change	Change %	2012	2011	Change	Change %

Managed Public Schools
Average Student Enrollments	119,132	104,836	14,296	13.6%	119,831	105,293	14,538	13.8%
International and Private Pay Schools
Total Student Enrollments	4,403	3,971	432	10.9%	17,399	16,386	1,013	6.2%
Total Semester Course Enrollments	12,138	11,959	179	1.5%	48,170	46,651	1,519	3.3%

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district who purchases a single course (Institutional Sales customer) may decide to implement a full-time virtual school program managed by K12 (Managed Public Schools customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three and six months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Change 2012 / 2011		Six Months Ended December 31,		Change 2012 / 2011
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Managed Public Schools	$177,541	$140,645	$36,896	26.2	$365,302	$300,095	$65,207	21.7
Institutional Sales	18,089	16,662	1,427	8.6	40,061	40,143	(82)	(0.2)
International and Private Pay Schools	10,398	9,193	1,205	13.1	21,761	19,592	2,169	11.1
Total	$206,028	$166,500	$39,528	23.7%	$427,124	$359,830	$67,294	18.7%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	($ in thousands)
Revenues	$206,028	$166,500	$427,124	$359,830
Cost and expenses

Instructional costs and services	122,799	98,909	241,446	200,016
Selling, administrative, and other operating expenses	61,379	52,925	150,998	130,656
Product development expenses	5,578	7,574	9,746	13,798

Total costs and expenses	189,756	159,408	402,190	344,470

Income from operations	16,272	7,092	24,934	15,360
Interest expense, net	(272)	(236)	(501)	(457)

Income before income taxes and noncontrolling interest	16,000	6,856	24,433	14,903
Income tax expense	(6,680)	(2,976)	(10,569)	(6,673)

Net income	9,320	3,880	13,864	8,230
Adjust net loss attributable to noncontrolling interest	191	285	4	536

Net Income — K12 Inc.	$9,511	$4,165	$13,868	$8,766

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	59.6	59.4	56.5	55.6
Selling, administrative, and other operating expenses	29.8	31.8	35.4	36.3
Product development expenses	2.7	4.5	2.3	3.8

Total costs and expenses	92.1	95.7	94.2	95.7

Income from operations	7.9	4.3	5.8	4.3
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.1)

Income before income taxes and noncontrolling interest	7.8	4.1	5.7	4.2
Income tax expense	(3.3)	(1.8)	(2.5)	(1.9)

Net income	4.5	2.3	3.2	2.3
Adjust net loss attributable to noncontrolling interest	0.1	0.2	—	0.1

Net income — K12 Inc.	4.6%	2.5%	3.2%	2.4%

Comparison of the Three Months Ended December 31, 2012 and Three Months Ended December 31, 2011

Revenues.  Our revenues for the three months ended December 31, 2012 were $206.0 million, representing an increase of $39.5 million, or 23.7%, as compared to revenues of $166.5 million for the same period in the prior year. Without the impact of negative revenue adjustments made in the prior year period for state funding reductions, our revenue growth would have been 18.1%.  Managed Public Schools revenue increased $36.9 million year over year, primarily as a result of organic growth in existing states.  The growth in Managed Public Schools revenue was driven by a 13.6% growth in average student enrollments, an increase in average revenue per student due to improved revenue capture and a decrease in the number of unfunded enrollments. Our International and Private Pay Schools revenue increased $1.2 million, or 13.1%, due to a 10.9% increase in total student enrollments and a 1.5% increase in total semester course enrollments during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, and the contribution derived from a shift in the mix of enrollments to higher priced programs, including an increase in full-time enrollments.   Revenue in our Institutional Sales grew by $1.4 million from continued expansion into additional school districts.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2012 were $122.8 million, representing an increase of $23.9 million, or 24.2%, from $98.9 million for the three months ended December 31, 2011. Instructional costs increased as a result of an increase in the number of enrollments.  Instructional costs and services expenses were 59.6% of revenue during the three months ended December 31, 2012, consistent with 59.4% for the three months ended December 31, 2011.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2012 were $61.4 million, representing an increase of $8.5 million, or 16.1%, as compared to $52.9 million for the three months ended December 31, 2011. The current year increase was primarily associated with increased sales and administrative personnel and associated benefit costs as compared to the prior year period.  As a percentage of revenues, selling, administrative, and other operating expenses decreased to 29.8% from 31.8% for the three months ended December 31, 2012.

Product development expenses.  Product development expenses include costs related to new products and to information technology systems.  Product development expenses for the three months ended December 31, 2012 were $5.6 million, representing a decrease of $2.0 million, or 26.3%, as compared to $7.6 million for the three months ended December 31, 2011. As a percentage of revenues, product development expenses decreased to 2.7%

for the three months ended December 31, 2012 as compared to 4.5% for the same period in the prior year. The decrease was primarily due to an increase in the number of development projects that qualified for cost capitalization than in the prior year period and a decrease in the amount of systems development expense in connection with the implementation phase of our enterprise resource planning, or ERP, system.

Interest expense, net.  Net interest expense for the three months ended December 31, 2012 was $0.3 million, relatively unchanged from the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases.

Income taxes.  Income tax expense for the three months ended December 31, 2012 was $6.7 million, or 41.8% of income before taxes, as compared to $3.0 million, or 43.4% of income before taxes for the three months ended December 31, 2011. Our effective tax rate decreased between periods primarily because of the positive impact of international operations and a change in nondeductible expenses.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended December 31, 2012 was $0.2 million as compared to net loss attributable to noncontrolling interest of $0.3 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our joint venture investments.

Comparison of the Six Months Ended December 31, 2012 and Six Months Ended December 31, 2011

Revenues.  Our revenues for the six months ended December 31, 2012 were $427.1 million, representing an increase of $67.3 million, or 18.7%, as compared to revenues of $359.8 million for the same period in the prior year.  Without the impact of negative revenue adjustments made in the prior year period for state funding reductions, our revenue growth would have been 16.1%.  Managed Public Schools revenue increased 21.7% year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 13.8% increase in average student enrollments and an increase in average revenue per student due to improved revenue capture and a decrease in the number of unfunded enrollments. International and Private Pay Schools revenue increased $2.2 million, or 11.1%, due to a 6.2% increase in total student enrollments and a 3.3% increase in total semester course enrollments at December 31, 2012 compared to December 31, 2011, and the contribution derived from a shift in the mix of enrollments to higher priced programs, including an increase in full-time enrollments.  Revenue growth year over year in our Institutional Sales was partially offset by a decrease in perpetual license sales compared to the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2012 were $241.4 million, representing an increase of $41.4 million, or 20.7%, from $200.0 million for the six months ended December 31, 2011. Instructional costs increased as a result of revenue growth during the period.  Instructional costs and services expenses were 56.5% of revenue during the six months ended December 31, 2012, an increase from 55.6% for the six months ended December 31, 2011.  The increase as a percentage of revenue was associated primarily with advance hiring of teachers in early fiscal 2013.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2012 were $151.0 million, representing an increase of $20.3 million, or 15.5%, as compared to $130.7 million for the six months ended December 31, 2011.  While selling, administrative and other operating expenses increased from period to period associated with increased marketing to support our growth, sales and administrative personnel and related benefit costs, including stock compensation, our selling, administrative, and other operating expenses as a percentage of revenues decreased to 35.4% from 36.3% for the six months ended December 31, 2012. This decrease as a percentage of revenue was attributable in part to higher professional fees incurred in the prior year period associated with our ERP and CRM implementations, integration of the acquired Kaplan/Insight Assets, and accounting and audit fees related to the delayed filing of our Form 10-K and a registration statement.

Product development expenses.  Product development expenses include costs related to new products and to information technology systems.  Product development expenses for the six months ended December 31, 2012 were $9.7 million, representing a decrease of $4.1 million, or 29.7%, as compared to $13.8 million for the six months ended December 31, 2011. As a percentage of revenues, product development expenses decreased to 2.3%

for the six months ended December 31, 2012 as compared to 3.8% for the same period in the prior year. The decrease was primarily due to an increase in the number of development projects that qualified for cost capitalization than in the prior year period, and a decrease in the amount of systems development expense in connection with the implementation phase of our ERP system.

Interest expense, net.  Net interest expense for the six months ended December 31, 2012 was $0.5 million, unchanged from the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases.

Income taxes.  Income tax expense for the six months ended December 31, 2012 was $10.6 million, or 43.3% of income before taxes, as compared to $6.7 million, or 44.8% of income before taxes for the six months ended December 31, 2011. Our tax rate decreased slightly between periods because of the impact of foreign operations in the prior year period and a change in nondeductible expenses incurred during the current year period. We expect our tax rate to decrease during the remainder of our 2013 fiscal year to reflect the retroactive renewal of Research and Development Credits with the January 2013 passage of the American Taxpayer Relief Act of 2012 by the United States Congress and the full year impact of our international operations.

Noncontrolling interest.  Net income attributable to noncontrolling interest for the six months ended December 31, 2012 was negligible as compared to net loss attributable to noncontrolling interest of $0.5 million for the same period in the prior year. Noncontrolling interest reflects the after-tax loss attributable to minority interest owners in our joint venture investments and may fluctuate from period to period.

Liquidity and Capital Resources

As of December 31, 2012, we had net working capital, or current assets minus current liabilities, of $308.3 million. Our working capital includes cash and cash equivalents of $143.2 million, including $5.1 million associated with our two joint ventures, and accounts receivable of $223.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2012.

We have a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes, which we refer to as the Credit Agreement. The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended and the maturity date was extended to December 2013 and to release liens that had previously secured the facility.  Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. We must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of December 31, 2012, we were in compliance with these covenants. As of December 31, 2012, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35 million expires in August 2013.  As of December 31, 2012, the aggregate outstanding balance under the lease line of credit was $40.4 million. Borrowings bore interest at rates ranging from 2.62% to 4.96% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. Our lease line of credit is subject to cross default compliance provisions in our line of credit agreement.  We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, net working capital on hand and access to our line of credit will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.   Should we exercise our option to purchase additional equity interests in Web, we expect to fund the purchase using available cash balances or borrowings under our existing line of credit.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2012 was $32.1 million compared to net cash used in operations of $19.5 million for the six months ended December 31, 2011. The $51.6 million improvement in cash flow from operations between periods was attributable to higher net income and depreciation, increased cash collections from accounts receivable and less investment in working capital during the six months ended December 31, 2012 than during the prior year period. These cash collections relate to accounts receivable that increased during our 2012 fiscal year from state funding delays to certain of our managed public schools. Also, the six months ended December 31, 2011 included the effects of the build-up of working capital attributable to the acquisition of the Kaplan/Insight Assets.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2012 was $25.8 million compared to net cash used in investing activities of $34.0 million for the six months ended December 31, 2011, a decrease of $8.2 million. The six months ended December 31, 2011 included the payment of $12.6 million for the purchase of the Kaplan/Insight Assets, which is the primary reason for the net decrease between periods. This decrease was offset by a net increase in capital expenditures approximating $4.4 million for capitalized software and curriculum development and other property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2012 was $8.3 million compared to net cash used in financing activities of $5.9 million during the six months ended December 31, 2011. Our primary use of cash in financing activities is for the payment of capital lease obligations incurred for the acquisition of student computers. Our cash payments for capital leases increased approximately $2.0 million between periods resulting from increased purchases of student computers financed under capital leases. The six months ended December 31, 2011 included approximately $2.2 million more in proceeds from the exercise of stock options than the six months ended December 31, 2012. The timing of cash from the exercise of options impacts our net cash used in financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $10.9 million related to long-term lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2012 and June 30, 2012, we had cash and cash equivalents totaling $143.2 million and $144.7 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2012, a 1% gross increase in interest rates earned on cash would result in a $1.4 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2012, fluctuations in interest rates had no impact on our interest expense.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Part II. Other Information

Item 1.   Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the “Amended Complaint”) on June 22, 2012. The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011 (the “Class Period”), inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleges among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the Class Period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff seeks unspecified compensatory damages and other relief. On September 18, 2012, the Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation. The Company intends to continue to vigorously defend against the claims asserted in the Amended Complaint. Discovery is ongoing in this matter.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware. By stipulation, all matters in this derivative action have been stayed.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

(a)            Exhibits.

Number	Description

10.1*	Sixth Amendment to Revolving Credit Agreement.
10.2*≠	Amended and Restated Employment Agreement for Ronald J. Packard dated January 7, 2013.
10.3*≠	Employment Agreement for Nathaniel A. Davis effective as of January 7, 2013.
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.3*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.
101*

The following financial statement The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statement of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
≠	Denotes management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

Date: February 5, 2013
/s/ HARRY T. HAWKS
Harry T. Hawks
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)