Form 10-Q
period 2013-03-31
K12 INC
filed 2013-05-03
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Ac).  Yes ☐     No ☒

As of April 26, 2013, the Registrant had 37,202,660 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$156,968	$144,652
Restricted cash and cash equivalents	—	1,501
Accounts receivable, net of allowance of $3,000 and $1,624 at March 31, 2013 and June 30, 2012, respectively	234,550	160,922
Inventories, net	29,344	37,853
Current portion of deferred tax asset	9,799	16,140
Prepaid expenses	21,086	11,173
Other current assets	13,606	14,598
Total current assets	465,353	386,839
Property and equipment, net	61,390	55,903
Capitalized software, net	42,288	34,709
Capitalized curriculum development costs, net	63,374	60,345
Intangible assets, net	33,288	36,736
Goodwill	61,400	61,619
Investment in Web International	10,000	10,000
Deposits and other assets	2,825	2,684
Total assets	$739,918	$648,835
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$19,976	$23,951
Accrued liabilities	26,030	13,802
Accrued compensation and benefits	19,683	17,355
Deferred revenue	49,518	25,410
Current portion of capital lease obligations	20,595	15,950
Current portion of note payable	745	1,145
Total current liabilities	136,547	97,613
Deferred rent, net of current portion	8,578	6,974
Capital lease obligations, net of current portion	20,477	15,124
Note payable, net of current portion	—	777
Deferred tax liability	37,185	31,591
Other long term liabilities	1,970	1,908
Total liabilities	204,757	153,987
Commitments and contingencies	—	—
Redeemable noncontrolling interest	17,200	17,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 37,164,431 and 36,436,933 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	4	4
Additional paid-in capital	534,292	519,439
Series A Special Stock, par value $0.0001; 2,750,000 shares authorized, issued and outstanding at March 31, 2013 and June 30, 2012	63,112	63,112
Accumulated other comprehensive (loss) income	(326)	100
Accumulated deficit	(83,319)	(109,161)
Total K12 Inc. stockholders’ equity	513,763	473,494
Noncontrolling interest	4,198	4,154
Total equity	517,961	477,648
Total liabilities, redeemable noncontrolling interest and equity	$739,918	$648,835

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues	$218,009	$178,175	$645,133	$538,005
Cost and expenses
Instructional costs and services	127,759	105,955	369,205	305,981
Selling, administrative, and other operating expenses	65,828	53,619	216,826	184,265
Product development expenses	5,070	7,012	14,817	20,810
Total costs and expenses	198,657	166,586	600,848	511,056
Income from operations	19,352	11,589	44,285	26,949
Interest expense, net	(306)	(265)	(807)	(722)
Income before income tax expense and noncontrolling interest	19,046	11,324	43,478	26,227
Income tax expense	(7,626)	(4,638)	(18,195)	(11,311)
Net income	11,420	6,686	25,283	14,916
Add net loss attributable to noncontrolling interest	555	291	559	827
Net income attributable to common stockholders, including Series A stockholders	$11,975	$6,977	$25,842	$15,743
Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.31	$0.18	$0.66	$0.41
Diluted	$0.31	$0.18	$0.66	$0.41
Weighted average shares used in computing per share amounts:
Basic	36,283,353	35,876,629	36,142,689	35,753,156
Diluted	36,283,353	35,913,576	36,142,689	36,023,023

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)
Net income	$11,420	$6,686	$25,283	$14,916

Other comprehensive income, net of tax

Foreign currency translation adjustment	(276)	23	(426)	129

Total other comprehensive income, net of tax	11,144	6,709	24,857	15,045

Comprehensive income attributable to noncontrolling interest	555	291	559	827

Comprehensive income attributable to common stockholders, including Series A stockholders	$11,699	$7,000	$25,416	$15,872

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
						Accumulated
			Common Stock -		Additional	Other
	Common Stock		Series A		Paid-in	Comprehensive	Accumulated	Noncontrolling
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, June 30, 2012	36,436,933	$4	2,750,000	$63,112	$519,439	$100	$(109,161)	$4,154	$477,648
Net income (loss) (1)							25,842	44	25,886
Other comprehensive loss						(426)			(426)
Stock based compensation expense	—				9,833				9,833
Exercise of stock options	227,677	—			3,027				3,027
Excess tax benefit from stock-based compensation	639,701				4,413				4,413
Issuance of restricted stock awards		—							—
Forfeitures of restricted stock awards	(55,010)
Accretion of redeemable noncontrolling interests to estimated redemption value	—				(603)				(603)
Retirement of restricted stock for tax withholding	(84,870)	—	—	—	(1,817)	—	—	—	(1,817)
Balance, March 31, 2013	37,164,431	$4	2,750,000	$63,112	$534,292	$(326)	$(83,319)	$4,198	$517,961

(1)                   Net income (loss) attributable to noncontrolling interests excludes $0.1 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NineMonths Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$25,283	$14,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	48,176	42,312
Stock based compensation expense	9,833	7,339
Excess tax benefit from stock based compensation	(4,413)	(1,289)
Deferred income taxes	16,348	9,571
Provision for doubtful accounts	1,814	480
Provision for inventory obsolescence	272	464
Provision for student computer shrinkage and obsolescence	439	427
Changes in assets and liabilities:
Accounts receivable	(75,549)	(109,128)
Inventories	8,237	2,565
Prepaid expenses	(9,919)	(4,004)
Other current assets	992	(3,635)
Deposits and other assets	(142)	229
Accounts payable	(3,976)	(3,901)
Accrued liabilities	12,229	2,124
Accrued compensation and benefits	2,333	3,040
Deferred revenue	24,092	24,310
Release of restricted cash	1,501	—
Deferred rent	1,666	650
Net cash provided by (used in) operating activities	59,216	(13,530)
Cash flows from investing activities
Purchase of property and equipment	(5,265)	(8,718)
Capitalized software development costs	(17,867)	(13,760)
Capitalized curriculum development costs	(13,597)	(10,341)
Purchase of acquired entity	—	(12,641)
Net cash used in investing activities	(36,729)	(45,460)
Cash flows from financing activities
Repayments on capital lease obligations	(14,674)	(11,950)
Repayments on note payable	(1,177)	(1,443)
Proceeds from exercise of stock options	3,027	3,123
Excess tax benefit from stock based compensation	4,413	1,289
Repurchase of restricted stock for income tax withholding	(1,817)	(1,291)
Payment of stock registration expense	—	(313)
Net cash used in financing activities	(10,228)	(10,585)
Effect of foreign exchange rate changes on cash and cash equivalents	57	129
Net change in cash and cash equivalents	12,316	(69,446)
Cash and cash equivalents, beginning of period	144,652	193,099
Cash and cash equivalents, end of period	$156,968	$123,653

See accompanying notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.              Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, it has invested approximately $340 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts, skills and standards for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual or blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company provides management services to public schools in 33 states and the District of Columbia.

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

2.              Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2013 and 2012, the condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2012, and the condensed consolidated statement of equity (deficit) for the nine months ended March 31, 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented.  The results of the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2013 or for any other interim period or for any other future fiscal year. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date.

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

The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company’s multiple-element contracts do not qualify as separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element.

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

During the three months ended March 31, 2013, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. During the three months ended March 31, 2012, the Company had contracts with two schools that each represented approximately 8% of revenues. The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year.  Approximately 8% and 11% of accounts receivable was attributable to a contract with one school as of March 31, 2013 and June 30, 2012, respectively. During the nine months ended March 31, 2013, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. During the nine months ended March 31, 2012, the Company had contracts with two schools that each represented approximately 8% of revenues.

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.8 million and $4.5 million at March 31, 2013 and June 30, 2012, respectively

Other Current Assets

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

Capitalized Software

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350 Intangibles — Goodwill and Other. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $17.9 million and $13.8 million for the nine months ended March 31, 2013 and 2012, respectively. Amortization expense for the three months ended March 31, 2013 and 2012 was $3.6 million and $2.9 million, respectively. Amortization expense for the nine months ended March 31, 2013 and 2012 was $10.3 million and $8.7 million, respectively.

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

Total capitalized curriculum development additions were $13.6 million and $10.3 million for the nine months ended March 31, 2013 and 2012, respectively. These amounts are recorded on the accompanying consolidated balance sheet net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2013 and 2012 was $3.6 million and $3.2 million, respectively. Amortization expense for the nine months ended March 31, 2013 and 2012 was $10.7 million and $9.2 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 Income Taxes. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2013 and 2012 was $1.1 million and $1.0 million, respectively. Amortization expense for the nine months ended March 31, 2013 and 2012 was $3.4 million and $3.5 million, respectively. Future amortization of intangible assets is $1.1 million, $3.1 million, $3.1 million, $3.0 million and $2.6 million in the fiscal years ending June 30, 2013 through June 30, 2017, respectively, and $20.4 million thereafter. As of March 31, 2013 and June 30, 2012, goodwill balances were recorded at $61.4 million and $61.6 million, respectively.

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

During the nine months ended March 31, 2013, the Company’s goodwill decreased by approximately $0.2 million due to adjustments made related to the acquisition of certain assets of Kaplan Virtual Education (“KVE”), a subsidiary of Kaplan Inc. (the “Kaplan/Insight Assets”) (see Note 10) in connection with the finalization of the purchase price allocation.

The following table represents goodwill additions during the nine months ended March 31, 2013:

Amount
($ in millions)
Rollforward of Goodwill
Balance as of June 30, 2012	$61.6
Adjustments due to KVE and other foreign exchange translations	(0.2)
Balance as of March 31, 2013	$61.4

The following table represents the balance of intangible assets as of March 31, 2013 and June 30, 2012:

Intangible Assets

	March 31, 2013			June 30, 2012
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(4.2)	$19.8	$24.0	$(3.1)	$20.9
Customer and distributor relationships	18.9	(6.0)	12.9	18.9	(4.0)	14.9
Developed technology	1.5	(1.2)	0.3	1.5	(0.9)	0.6
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$44.9	$(11.6)	$33.3	$44.9	$(8.2)	$36.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no impairment charge for the period ended March 31, 2013.

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

The following table summarizes certain information at March 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis:

	Nine Months Ended March 31, 2013
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	March 31,
Description	June 30, 2012	and Settlements	Gains/(Losses)	2013
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$—	$17,200
Investment in Web International Education Group, Ltd	10,000	—	—	10,000

Total	$27,200	$—	$—	$27,200

The fair value of the investment in Web International Education Group Ltd. (“Web”) as of March 31, 2013 was estimated to be $10.0 million. The fair value was measured based on the initial cost of the investment and Web’s operating performance since the initial investment as U.S. GAAP financial statements for Web are not available to more definitively determine fair value; there was no underlying change in its estimated market value. There have been no transfers in or out of Level 3 of the hierarchy for the period presented.

The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2012. As of March 31, 2013, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income attributable to common stockholders, including Series A stockholders	$11,975	$6,977	$25,842	$15,743
Amount allocated to participating Series A stockholders	$(844)	$(497)	$(1,827)	$(1,124)
Income available to common stockholders — basic	$11,131	$6,480	$24,015	$14,619
Weighted average common shares — basic	36,283,353	35,876,629	36,142,689	35,753,156
Basic net income per share	$0.31	$0.18	$0.66	$0.41
Dilutive earnings per share computation:
Net income attributable to common stockholders, including Series A stockholders	$11,975	$6,977	$25,842	$15,743
Amount allocated to participating Series A stockholders	$(844)	$(497)	$(1,827)	$(1,124)
Income available to common stockholders — diluted	$11,131	$6,480	$24,015	$14,619
Share computation:
Weighted average common shares — basic	36,283,353	35,876,629	36,142,689	35,753,156
Effect of dilutive stock options and restricted stock awards	—	36,947	—	269,867
Weighted average common shares outstanding — diluted	36,283,353	35,913,576	36,142,689	36,023,023
Diluted net income per share	$0.31	$0.18	$0.66	$0.41

4.              Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2013 and 2012, the Company’s effective income tax rate was 40.0% and 41.0%, respectively. For the nine months ended March 31, 2013 and 2012, the Company’s effective tax rate was 41.9% and 43.1%, respectively. The effective income tax rate differs from the statutory federal income tax rate of 35% primarily due to state income taxes, the impact of foreign operations, noncontrolling interests, the benefit of research and development credits and certain expenses not deductible for income tax purposes.

5.              Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35 million expires on July 31, 2013. As of March 31, 2013 and June 30, 2012, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $41.1 million and $31.1 million, respectively, with lease interest rates ranging from 2.62% to 4.96%.  Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit is subject to cross default compliance provisions in the Company’s line of credit agreement. The Company may extend its lease line of credit for additional periods or consider alternative arrangements for financing student computers.  The net carrying value of leased student computers as of March 31, 2013 and June 30, 2012 was $36.7 million and $31.3 million, respectively.

Note Payable

The Company has purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at 2.8% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangement. The balance of the note payable at March 31, 2013 and June 30, 2012 was $0.7 million and $1.9 million, respectively.

The following is a summary as of March 31, 2013 of the present value of the net minimum payments due on outstanding capital leases and the note payable under the Company’s commitments:

	Capital	Note
March 31,	Leases	Payable	Total
	($ in thousands)

2013	$21,461	$753	$22,214
2014	14,974	—	14,974
2015	5,954	—	5,954
Thereafter	—	—	—

Total minimum payments	42,389	753	43,142
Less amount representing interest (imputed weighted average capital lease interest rate of 3.2%)	(1,317)	(8)	(1,325)

Net minimum payments	41,072	745	41,817
Less current portion	(20,595)	(745)	(21,340)

Present value of minimum payments, less current portion	$20,477	$—	$20,477

6.              Line of Credit

The Company has a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., (“PNC”) for general corporate operating purposes.  In December 2012, the Credit Agreement was amended to extend the maturity date until December 2013 and to release liens that had previously secured the facility.  Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00 minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The Company must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of March 31, 2013, the Company was in compliance with these covenants. As of March 31, 2013, no borrowings were outstanding on the line of credit and approximately $0.3 million was reserved for a letter of credit.

7.              Stock Option Plan

Stock Options

Stock option activity during the nine months ended March 31, 2013 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	725,509	21.20
Exercised	(227,677)	13.28
Forfeited or canceled	(363,102)	28.49

Outstanding, March 31, 2013	3,084,670	$20.17	4.90	$13,676

Stock options exercisable at March 31, 2013	1,808,831	$18.56	3.33	$10,644

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2013 was $0.8 million. The weighted-average grant date fair value of options granted was $9.83 during the nine months ended March 31, 2013.

As of March 31, 2013, there was $12.0 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 3.2 years. During the three months ended March 31, 2013 and March 31, 2012, the Company recognized $1.1 million and $1.0 million, respectively, of stock-based compensation expense related to stock options. During the nine months ended March 31, 2013 and March 31, 2012, the Company recognized $3.2 million and $3.2 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2013 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2012	591,637	$25.12
Granted	639,701	21.33
Vested	(266,617)	19.92
Forfeited or canceled	(68,447)	24.31

Outstanding, March 31, 2013	896,274	$22.77

As of March 31, 2013, there was $14.3 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine months ended March 31, 2013 was $5.3 million. During the three months ended March 31, 2013 and March 31, 2012, the Company recognized $2.9 million and $1.4 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2013 and March 31, 2012, the Company recognized $6.6 million and $4.1 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.              Related Party Transactions

For the nine months ended March 31, 2013 and March 31, 2012, the Company purchased services in the amount of $0.1 million and $0.6 million from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KC Distance Learning, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, a related party.

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

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the “Amended Complaint”) on June 22, 2012. The plaintiff purported to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011 (the “Class Period”), inclusive, and alleged violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleged among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the Class Period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff sought unspecified compensatory damages and other relief. On September 18, 2012, the Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware.  The Board of Directors received a stockholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The stockholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board formed a demand evaluation committee which retained counsel to assist with its review of the demand.  On October 19, 2012, the Board received a stockholder demand pursuant to 8 Del. C. § 220 (a “220 Demand”) from Oakland County Employees’ Retirement System to inspect certain categories of documents.

On March 4, 2013, the lead plaintiff in the stockholder class action filed with Court a “Stipulation of Partial Voluntary Dismissal with Prejudice” in which it stated that “[s]ubstantial fact discovery and expert discovery to date does not support the academic and educational quality claims on the merits.”  In addition, the lead plaintiff submitted an “Unopposed Motion for Preliminary Approval of a Proposed Class Action Settlement,” which proposed a settlement and dismissal with prejudice of the remaining claims related to the disclosure of student enrollment and retention data at Company-managed schools. Under the proposed settlement, $6.75 million will be paid into a settlement fund by the Company’s insurance carriers for stockholders in the class. The Company continues to deny each and all of the claims and all charges of wrongdoing or liability.  As previously disclosed, the Company has agreed in principle to settle a shareholder derivative action filed in the federal district for the district of Delaware, as well as associated shareholder demands.  The terms of the proposed settlement, which must be approved by the court, include improvements to the Company’s corporate governance.  On March 22, 2013, the Court granted preliminary approval of the proposed resolution of the class action, including the dismissal and the settlement agreement.  All of these actions remain subject to final Court approval at a hearing currently scheduled for July 19, 2013.

The Company’s insurance carriers have agreed to reimburse the Company for legal and related costs defending the class-action lawsuit as provided under the Company’s directors and officers liability insurance.

10.                 Investment and Acquisition

Investment in Web International Education Group Ltd. (Web)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web, a provider of English language learning centers in cities throughout China. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013.  The Company has the right to put its investment back to Web through September 30, 2014 for return of its original $10 million investment plus interest of 8% . The Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. There has been no change to the fair value of the Web investment based on Web’s financial performance since the initial investment and Web’s ability to repay the investment plus interest with cash.

Acquisition of Kaplan/Insight Assets from Kaplan Virtual Education and Insight Schools, Inc.

On July 1, 2011, the Company acquired the Kaplan/Insight Assets for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual public charter schools throughout the United States. These schools have been integrated into the Company’s existing operations. The acquisition of the Kaplan/Insight Assets had an immaterial proforma impact on the results of operations for the three and nine months ended March 31, 2012. The majority of the purchase price has been allocated to goodwill and intangible assets for $6.0 million and $4.3 million, respectively. The purchase price allocation was finalized as of September 30, 2012.

11.                 Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	March 31,
	2013	2012
	(In thousands)

Cash paid for interest	$895	$726

Cash paid for taxes, net of refunds	$510	$84

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$24,671	$25,596

Business Combinations:
— Current assets	$—	$1,049

— Property and equipment	$—	$1,941

— Capitalized curriculum development costs	$—	$100

— Intangible assets	$—	$3,115

— Goodwill	$—	$6,777

— Deferred revenue	$—	$(342)

— Foreign currency translation adjustments	$358	$—

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of this filing and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2013.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

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

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 86% of our revenue in the nine months ended March 31, 2013. We currently provide management services to public schools in 33 states and the District of Columbia.

In addition to our Managed Public Schools, we serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have a growing sales team to focus on this sector and, through our acquisitions of KC Distance Learning, or KCDL, and The American Education Corporation, or AEC, in 2010, we increased the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The national catalog of advanced and specialized online courses is offered to school districts with certified teachers, and we are in the process of improving our internal controls to ensure appropriate state-specific certifications are met at the time school districts provide individual course offerings to their students. The services we provide to schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continue to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

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

For the nine months ended March 31, 2013, revenues grew to $645.1 million from $538.0 million in the same period in the prior year, a growth rate of 19.9%. Over the same period, operating income increased to $44.3 million from $26.9 million, a change of 64.7% and net income to common stockholders increased to $25.8 million from $15.7 million, a change of 64.3%. These increases were primarily due to revenue growth and expense improvement between periods. We have reclassified certain prior year enrollment related costs from instructional costs and services to selling, administrative and other operating expenses to conform to the current year presentation. There was no effect on total costs and expenses, income from operations or net income from such reclassification.

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

Managed Public Schools	Institutional Sales	International and Private Pay Schools
• Full-time virtual schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	• The Keystone School
• Flex schools	• A+ curriculum	• George Washington University Online High School
• Passport schools	• Middlebury joint venture	• K12 International Academy
• Discovery schools	• Pre-kindergarten	• International School of Berne
• Other blended schools	• Post-secondary	• Web International Education Group, Ltd. (via investment)
• Independent course sales (Consumer)

Enrollment Data

The following table sets forth average enrollment data for students in Managed Public Schools and total enrollment data for students in the International and Private Pay Schools for the periods indicated.  These figures exclude enrollments from classroom pilot programs and consumer programs.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	2012	Change	Change %	2013	2012	Change	Change %

Managed Public Schools
Average Student Enrollments *	118,717	105,828	12,889	12.2%	119,354	105,522	13,832	13.1%
International and Private Pay Schools
Total Student Enrollments	5,060	5,652	(592)	(10.5)%	22,459	22,038	421	1.9%
Total Semester Course Enrollments	20,445	18,879	1,566	8.3%	68,614	65,530	3,084	4.7%

*The Managed Public Schools average student enrollments include enrollments for which we receive no public funding.

Revenue by Business Line

Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district who purchases a single course (Institutional Sales customer) may decide to implement a full-time virtual school program managed by K12 (Managed Public Schools customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2013 / 2012		March 31,		2013 / 2012
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Managed Public Schools	$191,305	$151,885	$39,420	26.0	$556,607	$451,980	$104,627	23.1
Institutional Sales	15,888	16,412	(524)	(3.2)	55,949	56,555	(606)	(1.1)
International and Private Pay Schools	10,816	9,878	938	9.5	32,577	29,470	3,107	10.5
Total	$218,009	$178,175	$39,834	22.4%	$645,133	$538,005	$107,128	19.9%

The following table sets forth statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	($ in thousands)
Revenues	$218,009	$178,175	$645,133	538,005

Cost and expenses
Instructional costs and services	127,759	105,955	369,205	305,981
Selling, administrative, and other operating expenses	65,828	53,619	216,826	184,265
Product development expenses	5,070	7,012	14,817	20,810

Total costs and expenses	198,657	166,586	600,848	511,056

Income from operations	19,352	11,589	44,285	26,949
Interest expense, net	(306)	(265)	(807)	(722)

Income before income taxes and noncontrolling interest	19,046	11,324	43,478	26,227
Income tax expense	(7,626)	(4,638)	(18,195)	(11,311)

Net income	11,420	6,686	25,283	14,916
Add net loss attributable to noncontrolling interest	555	291	559	827

Net Income attributable to common stockholders, including Series A stockholders	$11,975	$6,977	$25,842	$15,743

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Instructional costs and services	58.6	59.5	57.2	56.9
Selling, administrative, and other operating expenses	30.2	30.1	33.6	34.2
Product development expenses	2.3	3.9	2.3	3.9

Total costs and expenses	91.1	93.5	93.1	95.0

Income from operations	8.9	6.5	6.9	5.0
Interest expense, net	(0.1)	(0.2)	(0.1)	(0.1)

Income before income taxes and noncontrolling interest	8.8	6.3	6.8	4.9
Income tax expense	(3.6)	(2.6)	(2.8)	(2.1)

Net income	5.2	3.7	4.0	2.8
Add net loss attributable to noncontrolling interest	0.3	0.2	—	0.1

Net income attributable to common stockholders, including Series A stockholders	5.5%	3.9%	4.0%	2.9%

Comparison of the Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

Revenues.  Revenues for the three months ended March 31, 2013 were $218.0 million, representing an increase of $39.8 million, or 22.3%, as compared to revenues of $178.2 million for the same period in the prior year. Managed Public Schools revenue increased $39.4 million, or 26.0% year over year, primarily as a result of organic growth in existing states and funding increases in certain states. The growth in Managed Public Schools revenue was driven by a 12.2% growth in average student enrollments, improved funding rates and capture in certain states and a decrease in the number of unfunded enrollments.  Institutional Sales revenue decreased $0.5 million, or 3.2%, primarily as a result of a weaker sales and a change in product mix. International and Private Pay Schools revenue increased $0.9 million or 9.5%, primarily due to an 8.3% increase in total semester course enrollments during the three months ended March 31, 2013 as compared to the prior year period, and the contribution derived from a shift in the mix of enrollments to higher priced programs, including an increase in full-time enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2013 were $127.8 million, representing an increase of $21.8 million, or 20.6%, from $106.0 million for the three months ended March 31, 2012. Instructional costs grew as a result of an increase in the number of enrollments. Instructional costs and services expenses were 58.6% of revenue during the three months ended March 31, 2013, representing a slight decrease from 59.5% for the three months ended March 31, 2012.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for the three months ended March 31, 2013 were $65.8 million, representing an increase of $12.2 million, or 22.8%, as compared to $53.6 million for the prior year period. The current fiscal year increase was primarily associated with increased personnel and associated benefit costs, including stock compensation and marketing costs.  As a percentage of revenues, selling, administrative and other operating expenses were essentially flat at 30.2% for the three months ended March 31, 2013 as compared to 30.1% for the three months ended March 31, 2012.

Product development expenses.  Product development expenses include costs related to new products and information technology systems. Product development expenses for the three months ended March 31, 2013 were $5.1 million, representing a decrease of $1.9 million, or 27.1%, as compared to $7.0 million for the prior year period. As a percentage of revenues, product development expenses decreased to 2.3% for the three months ended March 31, 2013 as compared to 3.9% for the same period in the prior year, primarily related to the capitalization of curriculum development activities, the timing of placing projects into service and transfers to selling, administrative and other operating expenses as a result of internal reorganization of our business systems group.

Interest expense, net.  Net interest expense for the three months ended March 31, 2013 was $0.3 million, consistent with the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases.

Income taxes.  Income tax expense for the three months ended March 31, 2013 was $7.6 million, or 40.0% of income before taxes, as compared to $4.6 million, or 41.0% of income before taxes for the three months ended March 31, 2012. Our effective tax rate decreased slightly between periods primarily because of the impact of international operations, a change in nondeductible expenses, the change in loss from non-controlling interest in a joint venture, and the benefit of research and development credits reinstated in January 2013 by the American Taxpayer Relief Act of 2012.

Net Income Net income was $11.4 million for the three months ended March 31, 2013 compared to net income of $6.7 million for the three months ended March 31, 2012, an increase of $4.7  million.  Net income as a percentage of revenues increased to 5.2% for the three months ended March 31, 2013 as compared to 3.7% for the prior year period, as a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2013 and 2012  was $0.6 million and $0.3 million, respectively. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our joint venture investments.

Comparison of the Nine Months Ended March 31, 2013 and Nine Months Ended March 31, 2012

Revenues.  Revenues for the nine months ended March 31, 2013 were $645.1 million, representing an increase of $107.1 million, or 19.9%, as compared to revenues of $538.0 million for the same period in the prior year. Managed Public Schools revenue increased $104.6 million, or 23.1%, year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 13.1% increase in average student enrollments, improved funding rates and capture in certain states and a decrease in the number of unfunded enrollments. Institutional Sales revenue decreased by $0.6 million compared to the prior year period due to a decrease in perpetual license sales and overall weaker sales and a change in product mix. International and Private Pay Schools revenue increased $3.1 million, or 10.5%, due to a 4.7% increase in total semester course enrollments at March 31, 2013 compared to March 31, 2012, and the contribution derived from a shift in the mix of enrollments to higher priced programs, including an increase in full-time enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2013 were $369.2 million, representing an increase of $63.2 million, or 20.7%, from $306.0 million for the nine months ended March 31, 2012. Instructional costs increased as a result of an increase in the number of enrollments and an increase in pass through expenses during the period. Instructional costs and services expenses were 57.2% of revenue during the nine months ended March 31, 2013, a slight increase from 56.9% for the nine months ended March 31, 2012. The increase as a percentage of revenue was primarily associated with advance hiring of teachers in early fiscal 2013, which in some cased unfavorably impacted utilization rates, and increased depreciation and amortization.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for the nine months ended March 31, 2013 were $216.8 million, representing an increase of $32.5 million, or 17.6%, as compared to $184.3 million for the nine months ended March 31, 2012. Selling, administrative and other operating expenses increased from period to period as a result of increased marketing costs to support enrollment growth and increased personnel and associated benefit costs, including stock compensation.  As a percentage of revenue, selling, administrative and other operating expenses decreased to 33.6% from 34.2% for the nine months ended March 31, 2013.

Product development expenses.  Product development expenses include costs related to new products and to information technology systems. Product development expenses for the nine months ended March 31, 2013 were $14.8 million, representing a decrease of $6.0 million, or 28.8%, as compared to $20.8 million for the nine months ended March 31, 2012. As a percentage of revenues, product development expenses decreased to 2.3% for the nine months ended March 31, 2013 as compared to 3.9% for the same period in the prior year. The decrease was primarily due to an increase in the number of development projects that qualified for cost capitalization than in the prior year period.

Interest expense, net.  Net interest expense for the nine months ended March 31, 2013 was $0.8 million compared to $0.7 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases.

Income taxes.  Income tax expense for the nine months ended March 31, 2013 was $18.2 million, or 41.9% of income before taxes, as compared to $11.3 million, or 43.1% of income before taxes for the nine months ended March 31, 2012. Our tax rate decreased between periods because of the impact of foreign operations in the prior year period, a change in nondeductible expenses between periods and the benefit of research, the change in loss from non-controlling interest in a joint venture and the benefit of research and development credits reinstated in January 2013 by the American Taxpayer Relief Act of 2012.

Net Income Net income was $25.3 million for the nine months ended March 31, 2013 compared to net income of $14.9 million for the nine months ended March 31, 2012, an increase of $10.4 million or 69.8%.  Net income as a percentage of revenues increased to 4.0% for the nine months ended March 31, 2013 as compared to 2.8% for the prior year period, as a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the nine months ended March 31, 2013 was $0.6 million as compared to net loss attributable to noncontrolling interest of $0.8 million for the same period in the prior year. Noncontrolling interest reflects the after-tax loss attributable to minority interest owners in our joint venture investments and may fluctuate from period to period.

Liquidity and Capital Resources

As of March 31, 2013, we had net working capital, or current assets minus current liabilities, of $328.8 million. Our working capital includes cash and cash equivalents of $157.0 million, including $5.7 million associated with our two joint ventures, and accounts receivable of $234.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2013.

We have a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., for general corporate operating purposes, which we refer to as the Credit Agreement. The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended and the maturity date was extended to December 2013 and to release liens that had previously secured the facility. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility, under which $0.3 million was used as of March 31, 2013.  Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. We must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of March 31, 2013, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.  We are currently evaluating our line of credit requirements and we may extend our existing agreement or enter into a different line of credit arrangement before the December 31, 2013 termination date, although there can be no assurance that we will be able to do so on reasonable terms, if at all.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35 million expires in August 2013. As of March 31, 2013, the aggregate outstanding balance under the lease line of credit was $41.1 million. Borrowings bore interest at rates ranging from 2.62% to 4.96% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. Our lease line of credit is subject to cross default compliance provisions in our line of credit agreement.  We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2013 was $59.2 million compared to net cash used in operations of $13.5 million for the nine months ended March 31, 2012. The $72.7 million improvement in cash flow from operations between periods was attributable to higher net income and depreciation, increased cash collections from accounts receivable and less investment in working capital during the nine months ended March 31, 2013 than during the prior year period. These cash collections relate to accounts receivable that increased during our 2012 fiscal year from state funding delays to certain of our managed public schools. The nine months ended March 31, 2012 also included the effects of the build-up of working capital attributable to the acquisition of the Kaplan/Insight Assets.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2013 was $36.7 million compared to net cash used in investing activities of $45.5 million for the nine months ended March 31, 2012, a decrease of $8.8 million. The nine months ended March 31, 2012 included the payment of $12.6 million for the purchase of the Kaplan/Insight Assets, which is the primary reason for the net decrease between periods. This decrease was partially offset by a net increase in capital expenditures approximating $3.9 million for capitalized software, curriculum development and other property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2013 was $10.2 million compared to net cash used in financing activities of $10.6 million during the nine months ended March 31, 2012. Our primary use of cash in financing activities is for the payment of capital lease obligations incurred for the acquisition of student computers. Our cash payments for capital leases increased approximately $2.7 million between periods resulting from increased purchases of student computers financed under capital leases, partially offset by a net increase in cash and associated tax benefits of $3.1 million from employee stock compensation activity. The timing of cash from the exercise of options impacts our net cash used in financing activities.

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

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2013 and June 30, 2012, we had cash and cash equivalents totaling $157.0 million and $144.7 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2013, a 1% gross increase in interest rates earned on cash would result in a $1.6 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2013, fluctuations in interest rates had no impact on our interest expense.

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

Item 4.                   Controls and Procedures

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Part II. Other Information

Item 1.                   Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the Court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the Court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress.

Hoppaugh Complaint and Related Matters

On January 30, 2012, a securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. On May 18, 2012, the Court appointed the Arkansas Teacher Retirement System as lead plaintiff, and it filed an amended class action complaint (the “Amended Complaint”) on June 22, 2012. The plaintiff purported to represent a class of persons who purchased or otherwise acquired K12 common stock between September 9, 2009 and December 16, 2011 (the “Class Period”), inclusive, and alleged violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff alleged among other things that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s revenue and enrollment results during the Class Period, (ii) the academic performance of the virtual schools served by the Company, and (iii) certain school administrative practices and sales strategies related to enrollments. The plaintiff sought unspecified compensatory damages and other relief. On September 18, 2012, the Court denied Defendants’ motion on the pleadings to dismiss the action, and permitted the case to proceed to the next stage of litigation.

In addition to the above described stockholder class action, on March 21, 2012, a federal stockholder derivative action, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, putatively initiated on behalf of the Company, was filed in the United States District Court for the District of Delaware.  The Board of Directors received a stockholder demand letter, dated August 16, 2012, that asserted allegations against various directors, senior officers and employees of K12 similar to those made in the previously disclosed securities class action and derivative lawsuits. The stockholder requested that the Board investigate and pursue claims related to breach of fiduciary duty on behalf of the Company. The Board formed a demand evaluation committee which retained counsel to assist with its review of the demand.  On October 19, 2012, the Board received a stockholder demand pursuant to 8 Del. C. § 220 (a “220 Demand”) from Oakland County Employees’ Retirement System to inspect certain categories of documents.

On March 4, 2013, the lead plaintiff in the stockholder class action filed with Court a “Stipulation of Partial Voluntary Dismissal with Prejudice” in which it stated that “[s]ubstantial fact discovery and expert discovery to date does not support the academic and educational quality claims on the merits.”  In addition, the lead plaintiff submitted an “Unopposed Motion for Preliminary Approval of a Proposed Class Action Settlement,” which proposed a settlement and dismissal with prejudice of the remaining claims related to the disclosure of student enrollment and retention data at Company-managed schools. Under the proposed settlement, $6.75 million will be paid into a settlement fund by the Company’s insurance carriers for stockholders in the class. The Company continues to deny each and all of the claims and all charges of wrongdoing or liability.  As previously disclosed, the Company has agreed in principle to settle a shareholder derivative action filed in the federal district for the district of Delaware, as well as associated shareholder demands.  The terms of the proposed settlement, which must be approved by the court, include improvements to the Company’s corporate governance.

On March 22, 2013, the Court granted preliminary approval of the proposed resolution of the class action, including the dismissal and the settlement agreement.  All of these actions remain subject to final Court approval at a hearing currently scheduled for July 19, 2013.

Item 1A.                        Risk Factors

Except as disclosed below, there have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the SEC on September 12, 2012.

Risks Related to Government Funding and Regulation of Public Education

Should we fail to comply with the laws and regulations applicable to the Managed Public Schools and the Institutional Sales businesses we serve, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by Institutional Sales.  These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) state-specific curriculum requirements; (iv) restrictions on open-enrollment policies by and among districts; (v)  prescribed teacher: student ratios and teacher funding allocations from per pupil funding, and (vi) teacher certification and reporting requirements.  State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school. For example, in 2010, an audit was completed of a fully-managed virtual school we serve in Washington state that involved the quality of documentation, and interpretation of the rules governing such documentation, maintained by the school district for statewide enrollments and student-teacher contacts. Without any admissions of liability, the school district agreed to reimburse the state for a significantly-reduced portion of the originally disputed amount to be paid over a period of four years. Pursuant to our management agreement, we agreed to indemnify the school district for these payments.

Risks Related to Our Business and Our Industry

If student performance falls, state accountability standards are not achieved, teachers or administrators tamper with state test scoring, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual or blended public school that we serve, or charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited and our business, financial condition and results of operations will be adversely affected.

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards or the standards of the No Child Left Behind Act (NCLB) where still applicable, or the conditions of waivers to NCLB requirements granted to states by the U.S. Department of Education. Like many traditional brick and mortar public schools, not all of the Managed Public Schools we serve meet the Adequate Yearly Progress (AYP) requirements of NCLB, or one of these other benchmarks, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve AYP and potentially lead to the school’s closure. In addition, although serving academically at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under federal and state accountability systems. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute or state authorities may change their testing benchmarks in ways that positively or negatively impact the schools we serve.

Students in the Managed Public Schools we serve are required to periodically complete standardized state testing and the results of this testing may have an impact on school funding. Furthermore, in states granted NCLB waivers to adopt innovative accountability systems that consider student growth and school progress, if a school experiences repeated poor test results, those waivers allow such schools to create their own turnaround plans and interventions to address the largest achievement gaps, which in turn could impact our instructional costs.  Further, to avoid the consequences of failing to meet applicable required proficiency standards ,teachers or school administrators may engage in altering student test scores. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

Highly qualified teachers are critical to the success of our learning systems. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation.  As a result, our brand, business and operating results may be adversely affected.

Highly qualified teachers are critical to maintaining the quality of our learning systems and assisting students with their daily lessons. Teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the Managed Public Schools and school districts we serve must provide competitive compensation packages to attract and retain such qualified teachers.

The teachers in most Managed Public Schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit the governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for both Managed Public Schools and the Institutional Sales businesses must also ensure full compliance with individual state certification and reporting requirements.  We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness.  We may not be able to recruit, train and retain enough qualified teachers to keep pace with our growth while maintaining consistent teaching quality in the various Managed Public Schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public Schools and Institutional Sales businesses.

Item 6.                   Exhibits

(a)         Exhibits.

Number	Description
10.1*	Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of November 13, 2009.
10.2*	First Amendment to the Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of April 8, 2010.
10.3*≠	First Amendment to Amended and Restated Employment Agreement for Ronald J. Packard, effective April, 29, 2013.
10.4

Second Amended and Restated Educational Products, and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio L.L.C, incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 2007.

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
101*

The following financial statement The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statement of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

*	Filed herewith.
≠	Denotes management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

Date: May 3, 2013

/s/ HARRY T. HAWKS

Harry T. Hawks
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)