Form 10-K
period 2013-06-30
K12 INC
filed 2013-08-29
CIK 1157408

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2012 was approximately $192,429,000. Aggregate market value excludes an aggregate of approximately 27,458,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of the registrant's common stock outstanding as of August 22, 2013 was 38,033,052.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended June 30, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	33
ITEM 1B.	Unresolved Staff Comments	49
ITEM 2.	Properties	49
ITEM 3.	Legal Proceedings	49
ITEM 4	Mine Safety Disclosures	49
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	50
ITEM 6.	Selected Financial Data	53
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	56
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	76
ITEM 8.	Financial Statements and Supplementary Data	77
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	113
ITEM 9A.	Controls and Procedures	113
ITEM 9B.	Other Information	116
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	116
ITEM 11.	Executive Compensation	116
ITEM 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters	116
ITEM 13.	Certain Relationships, Related Transactions and Director Independence	116
ITEM 14.	Principal Accounting Fees and Services	116
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	116
INDEX TO EXHIBITS
EX. 10.28	First Amendment to Employment Agreement for Nathaniel A. Davis
EX. 10.29	Employment Agreement of James J. Rhyu
EX-21.1	Subsidiaries of Registrant
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification of Principal Executive Officer
EX-31.2	Certification of Principal Executive Officer
EX-31.3	Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer
EX-32.2	Certification of Principal Executive Officer
EX-32.3	Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema
101. CAL	XBRL Taxonomy Extension Calculation
101. LAB	XBRL Taxonomy Extension Labels
101. PRE	XBRL Taxonomy Extension Presentation
101. DEF	XBRL Taxonomy Extension Definition

 CERTAIN DEFINITIONS

        Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the "Annual Report") to "K12," "K12," "Company," "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

  •
  the reduction of per pupil funding amounts at the schools we serve;

  •
  failure of the schools we serve or us to comply with regulations resulting in a loss of funding or an obligation to repay funds previously received;

  •
  reputation harm resulting from poor performance or misconduct by operators or us in any school in our industry and in any school in which we operate;

  •
  legal and regulatory challenges from opponents of virtual public education or for-profit education companies;

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

  •
  failure to adhere to laws and regulations related to operating schools in a foreign jurisdiction;

  •
  variations in academic performance results as curriculum and testing standards evolve; and

  •
  new market entrants and competitive technologies.

        Forward-looking statements reflect our management's expectations or predictions of future conditions, events or results based on various assumptions and management's estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial conditions may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in "Part 1-Item 1A-Risk Factors."

        Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in "Part 1-Item 1A-Risk Factors" of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Company Overview

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $350 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to public school districts, public schools, public charter schools private schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis. In 2013, AdvancED renewed its quality assurance accreditation of the Company.

        As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our customers and students. These core competencies include our ability to create engaging curriculum, train teachers to be effective in online instruction, provide turn-key management services to online schools, customize online learning programs for school districts, develop innovative new offerings (such as our Flex schools and National Math Lab) and assist legislators and policy makers in understanding the many benefits of online learning to complement and transform traditional schools. These strengths enable us to provide a unique set of products and services primarily to three lines of business that share many common attributes, including, curriculum, learning systems, management expertise, logistical systems and marketing. These businesses are: Managed Public Schools (turn-key management services sold to public schools), Institutional Sales (educational products and services sold to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and make direct consumer sales).

Managed Public Schools	Institutional Sales	International and Private Pay Schools
• Full-time virtual schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	—The Keystone School
—Flex schools	• A+ curriculum	—George Washington University Online HS
—Passport schools	• Middlebury joint venture	—K12 International Academy
—Discovery schools	• Pre-kindergarten	—IS Berne
—Other blended schools	• Post-secondary	• Independent course sales (Consumer)
  •
  Managed Public Schools

          Virtual Public Schools.     The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools that we serve. In addition to providing our course catalog, course materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. In full-time virtual managed schools, students receive online lessons over the Internet and utilize offline learning materials that we supply. The full-time virtual schools we manage are generally associated with different curricula and orientations. K12 managed schools (often named virtual academies) serve K-8 or K-8 and high school students, principally utilize K12 curriculum, and attract both mainstream and academically at-risk students. In addition to these virtual academies, we manage Insight schools, which serve middle school and high school students, typically utilize the Aventa curriculum and tend to focus on academically at-risk students. iQ Academies serve middle school and high school students, primarily utilize the Aventa curriculum, and are generally only partially managed by K12—typically, the academic program and regulatory compliance for iQ Academies are managed by their host school or school district.

          Blended Public Schools.    In addition to providing services to full-time virtual programs, we also sell our products and services to blended schools (sometimes referred to as hybrid schools), which are public schools that combine online and face-to-face instruction in many different arrangements with varying amounts of time spent in a physical learning center.

          For both virtual and blended managed schools, we generally take responsibility (subject to governing authority oversight) for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation recommendations for school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. The scope of services we provide varies in accordance with applicable state regulations and each governing authority's policies. Funding is provided primarily by state governments. For the 2013-14 school year, we will provide turn-key management services to Managed Public Schools in 33 states and the District of Columbia.

  •
  Institutional Sales.  We work closely as partners with a growing number of districts and schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. These institutions include public schools, school districts, private schools, public charter schools and early childhood learning centers. Additionally, we operate a joint venture with Middlebury College, known as Middlebury Interactive Languages LLC ("MIL"), to develop and market online foreign language courses. For the 2012-13 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits state-wide online programs.

  •
  International and Private Pay Schools.  We operate three online private schools: The Keystone School, the K12 International Academy and the George Washington University Online High School. We also manage a foreign brick and mortar private school (International School of Berne) and have entered into agreements which enable us to distribute our products and services to over 1,000 school partners throughout the world. We serve students from more than 100 countries around the world. We also are pursuing international opportunities where we believe there is significant demand for a quality online education; our principal customers are expatriate families and foreign students who wish to study in English. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or to supplement their child's traditional education.

        Given our rapid growth over the past several years, it has been necessary to make significant capital investments in our infrastructure, including a company-wide enterprise resource planning ("ERP") system, a second data center, and an upgrade to our customer relationship management ("CRM") system. As we leverage our core competencies and integrate our acquisitions, we believe we are well positioned to drive and manage the growth we have experienced since our first year as a public company when we achieved revenues of $141 million for the fiscal year ended June 30, 2007. Since fiscal year 2010, our revenues have increased from $384 million to $848 million representing growth of 121% over four years.

Our Market

        The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

  •
  According to the National Center for Education Statistics ("NCES"), a division of the U.S. Department of Education, approximately 49.8 million students were expected to attend K-12 public schools in the Fall of 2012, and more than 5 million students were expected to enroll in private schools. In addition, according to a 2011 report by National Home Education Research Institute, approximately two million students were home schooled. Many of these students will take an online course and a small percentage will enroll in a full-time online program.

  •
  According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 13,600 districts during the 2010-11 school year.

  •
  The NCES estimates that total spending in the K-12 market was $686 billion for the 2011-12 school year.

  •
  According to the International Association for K-12 Online Learning ("iNACOL"), in 2012, 48 states had established a significant form of online learning initiative. In addition, according to Ambient Insight, an international market research firm, in 2011, 1.68 million K-12 students participated in a formal online learning program.

        Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, public charter schools emerged in 1988 to provide an alternative to traditional public schools and, according to the Center for Education Reform, have grown by 245% since 2001. As of 2012, there were over 5,700 public charter schools operating in 40 states and the District of Columbia with an estimated enrollment of over 1.9 million students. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost to deliver education.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

        As evidenced by the varying options being utilized by K-12 students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives and we expect them to extend their use of technology to their educational needs and choices. Our business is modeled on the premise that every student has the right to an education that is individualized and available anywhere at any time. We also believe all students can benefit from more rigorous and engaging content.

        We believe that full-time virtual schools will meet the needs of a small percentage of the overall K-12 student population, but do represent and will continue to represent a large and growing opportunity in absolute terms. Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children's potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn at their own pace; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who need flexibility, such as student-athletes and performers who are not able to attend regularly-scheduled classes; (vi) college-bound students seeking to bolster their college readiness and application appeal by taking additional Advanced Placement, honors and/or elective courses; (vii) high school dropouts; (viii) students of military families who desire high quality, consistent education across moves; and (ix) students for whom their current school option is otherwise not working. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals. The schools we manage, both public and private, which generated the majority of our revenue (approximately 86% in fiscal 2013), serve this demand.

        We believe that the majority of students in the United States will continue to be educated in school buildings, although we further believe that the academic benefits for many students and the significant savings for taxpayers will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges the traditional schools continue to face is adoption of technology and innovative new learning modalities. In our Institutional Sales, we offer a complete solution for districts and schools that need a turn-key option and also offer online curriculum and services on a solutions-oriented, individualized basis for those customers who need less than a full-service offering. We believe this range of options creates the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we have invested significant resources, organically and through acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution's capabilities and needs. We have and will continue to pursue selected markets outside the United States where we believe our curricula can address local market needs.

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

Our Business Lines

Managed Public Schools

  Virtual Public Schools

        The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools we serve. In addition to a comprehensive course catalog, related books and physical materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. In full-time virtual managed schools, students receive online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. For parents who believe their child is not thriving in their current public school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice.

        Students are also provided the opportunity to participate in a wide variety of school activities, including outings and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

        The full-time virtual schools we serve are generally associated with different curricula and orientations. K12 managed schools (often named virtual academies) serve K-8 or K-8 and high school students, principally utilize the K12 curriculum and attract both mainstream and academically at-risk students. In addition to these virtual academies, we manage Insight schools, which serve middle school and high school students, typically utilize the Aventa curriculum, and tend to attract mostly academically at-risk students. iQ Academies serve middle school and high school students, primarily utilize the Aventa curriculum, and are generally only partially managed by K12—typically, the academic program and regulatory compliance for iQ Academies are managed by their host school or school district.

  Blended Public Schools

        In addition to our full-time virtual programs, we also manage and sell our products and services to blended schools (sometimes called hybrid schools), which are public schools that combine online and face-to-face instruction for students in many different arrangements. For the 2013-14 school year, we expect to manage blended schools in California, Hawaii, Illinois, Indiana and New Jersey.

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

        Additionally, our Flex model is a unique blended school model, where middle and high school students attend a learning center five days a week and access and engage in their individualized online lessons in an open study lab while receiving face-to-face direct instruction in areas of particular need. Flex schools leverage many of the capabilities of a virtual school with the advantages of a physical school environment.

        Another type of blended school option is the Passport program which utilizes a similar basic instructional model as a Flex school but is especially designed for academically at-risk students, particularly those who have previously dropped out of high school, and therefore includes more counseling and support services. Due to the reality that many Passport students have work and/or child care responsibilities, most students spend half of each day on-site and complete the remainder of their work online.

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

        For the 2013-14 school year, we will provide turn-key management services to Managed Public Schools in 33 states and the District of Columbia. For most of these schools, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. Managed Public Schools accounted for approximately 86% of our revenue in fiscal year 2013.

Institutional Sales

        Public schools and school districts are increasingly adopting online solutions to cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. To address these growing needs, we provide curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full and part-time virtual, to blended learning and other options that can be used in traditional classrooms to differentiate instruction. Our catalog contains solutions to address specific student needs, including Advanced Placement, honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer highly qualified state-certified teachers, professional development and other support services as needed by our customers.

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

        We have continued to expand our direct and indirect sales network and have provided nearly all sales representatives the ability to sell all solutions in the K12 portfolio, including the original K12 solutions as well as the Aventa, A+ and MIL product lines. We have also expanded our customer services team to support our growing relationships and employ teachers across the United States to serve students and train school administrators and teachers.

        For the 2012-13 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the legal framework restricts or prohibits state-wide online programs. Based upon school districts' and academic administrators' growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct-to-district distribution channel offers further significant growth potential.

        We provide online services to post-secondary institutions through our Capital Education subsidiary, which offers programs designed for colleges and universities seeking to broaden their reach and build or expand their online offerings. Services include course development and distribution through a proprietary learning management platform, hosting and technical support, student advisory services, marketing and recruitment and program administration. We currently provide services for multiple programs at ten colleges and universities in the United States and will continue to add programs for existing customers and add new customers over the coming years.

International and Private Pay Schools

        We operate a variety of private schools that meet the needs of students ranging from simple correspondence courses to challenging college preparatory programs. We also sell individual online courses directly to families. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families and foreign students who desire a U.S. diploma and wish to study in English. We maintain a regional presence in Switzerland and Dubai. During fiscal year 2013, we served in excess of 30,000 students in more than 100 countries. In addition, we have entered into agreements which enable us to distribute our products and services to over 1,000 school partners in foreign countries. These institutions use our courses to provide broad elective offerings and dual diploma programs.

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

        The Keystone School ("Keystone") is a private school that has been an innovator in home education and distance learning for over 35 years. Students attend The Keystone School for middle and high school on a full or part-time basis. Keystone serves students through online courses with teacher support as well as print correspondence course programs. Keystone uses our Aventa curriculum and provides a lower-cost option to families than either of our other two private schools. The Keystone School is accredited by the Northwest Association of Accredited Schools.

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

        In April 2011, we acquired the operations of the International School of Berne ("IS Berne"), a traditional school located in Berne, Switzerland, one of the 200 International Baccalaureate ("IB") "World Schools," that provide the full IB curriculum in grades Pre-K through 12. IS Berne has been operating for more than 50 years and had an 78% pass rate on the International Baccalaureate diploma exam among its high school seniors during the 2012-13 school year.

  Consumer Sales

        Our curriculum is sold directly to customers who desire to educate their children outside of the traditional school system or to supplement their child's existing public school education without the aid of an online teacher. Customers of our consumer product have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child's needs. Typical applications include summer school course work, home schooling and educational supplements.

Our Growth Strategy

        Our growth strategy consists of leveraging the investments we have already made in our curriculum and learning systems, as well as the expertise we have developed in online learning and school management, to serve adjacent markets and to diversify our risk profile. This strategy is aligned with the way the education industry is expected to evolve and consists of the following components:

        Increase Enrollments at Existing Virtual and Blended Public Schools through Greater Penetration and Removal of Enrollment Restrictions.    In the 2013-14 school year, we will manage virtual and blended public schools in 33 states and the District of Columbia. While we plan to increase enrollments at these schools, in a number of states regulations limit or cap student enrollment or enrollment growth. We intend to work with schools, legislators, state departments of education, educators and parents to find solutions that will remove enrollment restrictions and allow access for every child who is interested in attending a virtual or blended public school.

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

        Accelerate Institutional Sales.    We have increased our distribution capacity to schools and school districts by hiring additional sales representatives, acquiring a sales team through our acquisition of KC Distance Learning ("KCDL") and acquiring distributor relationships through our acquisition of The American Education Corporation ("AEC"). We have combined these resources to increase sales to our Institutional Sales customers.

        Add Enrollments in Our Private Schools.    We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs and by solicitation of partnerships with traditional brick and mortar private schools.

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

        Pursue Strategic Partnerships and Acquisitions.    As with our joint venture with Middlebury College, we may pursue opportunities with other highly-respected institutions where we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students. We may also pursue selective acquisitions at attractive valuations that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies.

        Expand Product Line.    We intend to continue to expand our product line and offerings, both organically and through strategic acquisitions of product portfolios.

Products and Services

Educational Philosophy

        Our focus remains on offering best-in-class solutions for our customers. Our acquisition of several product portfolios during the last few years has allowed us to expand the number and nature of market entry points. As we continue to integrate these portfolios into our content management system, we will augment them so that they embody the relevant aspects of our educational philosophy and guiding principles. We intend to continue to leverage these portfolios across our educational solutions and distribution channels.

        The design, development and delivery of our products and services are grounded in the following set of guiding principles:

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

  •
  Employ Technology Appropriately for Learning.  All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where we feel it is appropriate and can enhance the learning process, with the offline:online ratio changing appropriately for advancing developmental levels in students. In addition to online content, our curriculum includes a rich mix of course materials, including engaging textbooks and hands-on materials such as instructional kits, scientific and musical instruments, art supplies and science specimens. Furthermore, our teachers utilize telephonic contact as well as email and virtual electronic classrooms. We believe our balanced use of technology and more traditional approaches helps to maximize the effectiveness of our learning systems.

  •
  Base Learning Objectives on "Big Ideas".  We use the expression "big ideas" for the key, subconscious frameworks that serve as the foundation to a student's future understanding of a subject matter. For example, an understanding of waves is fundamental to a physicist's understanding of quantum mechanics; for that reason, we teach 1st graders the fundamentals of waves in an age-appropriate form. We use "big ideas" in every subject area to organize the explicit learning objectives for each course we develop.

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

  •
  Individualized Learning.  We create engaging curriculum content with the purpose of capturing the student's attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility.

  •
  Prioritize Important, Complex Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view (that is, from both the "tried" and the "true" perspective described earlier). Greater instructional effort is focused on the most important concepts (the biggest ideas) and on the most challenging concepts and skills (as revealed by experience and research). We use existing research, feedback from parents and students, and experienced teacher judgments to determine these priorities, and to modify our learning systems to guide the allocation of each student's time and effort.

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

  •
  Ensure Fundamental Content Soundness.  Our highly credentialed subject matter experts ("SMEs") or "Content Specialists" bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from nearly 40 national and international subject-area associations.

  •
  Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

        Our fundamental goal for every child who enrolls in an online public or private school managed by the Company, or program offered through a school district, is to improve his or her academic performance. The challenge we face, however, is that the 33 states in which we manage public schools each measure academic performance using different methods. Some states set proficiency standards, which measure minimum levels of comprehension by grade level for certain subjects (e.g., typically math and reading) that are discerned through year-end testing. These static proficiency measures are generally used to assess Adequate Yearly Progress ("AYP") under the No Child Left Behind Act ("NCLB"). According to a November 2012 report by the Center for Education Policy, nearly half of the nation's public schools (48%) did not achieve AYP in 2011, with some states exceeding that AYP failure rate and others falling below. Similarly, for the virtual public schools we manage, some achieved AYP proficiency standards while the majority did not.

        Recognizing the limitations in the NCLB approach for measuring academic performance, as of August 2013, a total of 39 states and the District of Columbia have obtained NCLB waivers and are using alternative accountability measures, including various "growth models". While these growth models can have different assumptions, methodologies and analytics from state-to-state, their purpose is to determine how much a student learns over the course of a school year, and therefore measure actual learning gains. A student that enrolls two years behind grade level in math, for example, could realize a full year of improvement but still fall below a static proficiency model used with AYP measures.

        While recognizing that the virtual public schools we manage in each state are evaluated under each state's respective academic performance framework, we share the view taken by the many states granted AYP waivers that assessing a student's academic performance by his or her learning growth is a more accurate measure of a school's effectiveness. When applied to the statewide virtual public schools we serve, academic success defined by using grade-level, static proficiency tests is even more problematic given high enrollment growth rates, high student mobility and a high percentage of students who enter behind grade level. For these reasons, we measure academic performance in the virtual schools we manage with a growth model that uses a nationally normed computer adaptive test provided by Scantron, an independent provider of web-based K-12 assessments which are taken by virtual school students from their home at the beginning and end of the school year. Nearly 90% of the students enrolled in the managed public schools we served during the 2012-13 school year completed the Scantron tests at the beginning and the end of the school year. As we reported in our 2013 Annual Academic Report, found online at http://www.k12.com/sites/default/files/pdf/2013-K12-Academic-Report-Feb6-2013.pdf, pre and post test data from the Scantron Performance Series adaptive assessment system showed that, in aggregate, students in the managed public schools we serve scored at the national average in math and above the national average for gains in language arts. We also recognize that as state-specific growth models using different assessments emerge in the coming years, the virtual schools we manage in those states will be measured for academic performance against those standards, which may yield different results than the Scantron nationally normed tests.

        While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is imperative. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and piloting new programs, such as our National Math Lab and our Mark 12 remedial reading program. To monitor student learning progress during the school year, we are adding multiple equivalent assessments at the lesson, unit and semester level to ensure that our measurement of mastery is reliable and valid. We are also piloting a diagnostic assessment tool to be able to develop individualized learning plans for new students who often start school before their academic records are provided to us from their previous school.

        Other steps taken in fiscal year 2013 to improve student education include the hiring of a Chief Academic Officer and formation of a new K12 Educational Advisory Committee ("EAC"). The EAC will assist us in focusing on academic achievement and growth goals as well as advising us on specific tactics to be successful in these areas. The members of our EAC are:

  •
  Dr. Andrew Porter, Dean of the Graduate School of Education, University of Pennsylvania

  •
  Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning programs

  •
  Dr. Susan Patrick, CEO of iNACOL

  •
  Dr. Beverly Hutton, Executive Director of the National Association of Secondary School Principals

  •
  Dr. Mary Futrell, Professor (and former Dean of Education), George Washington University

  •
  Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts

  •
  Dr. Craig Barrett, former CEO and Chairman of the Board of Intel Corporation

  •
  Dr. Richard Wenning, former Deputy Superintendent, Colorado Department of Education

Our Products

        Our mission remains to invest in systems and technology to educate students more effectively and efficiently. To date, we have invested more than $350 million in our curriculum and learning systems. It is our expectation that these investments will help states, districts and schools improve the education of their students.

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

        As school districts confront the same issues that we are experiencing in the Managed Public Schools, we believe that our solutions could gain widespread acceptance. During the past few fiscal years, we built a new K-6 math curriculum and a remedial reading course, both based on the latest educational research and pedagogical methods. In addition, our PEAK12 system provides school districts and administrators a better way to manage their online education programs and content.

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

        Our investment strategy is not limited, however, to curriculum and systems. We are also making substantial investments in our service offerings to improve student outcomes. For the 2013-14 school year, we are conducting a randomized control trial for two innovative supplemental mathematics programs and we are comparing how students perform compared with our own National Math Lab. This research will examine the differential effects of technology tools compared with effective teacher-led synchronous sessions. Additionally, we continue to invest in improving the quality of our teachers and school leaders through professional development efforts.

  Curriculum

        K12 has one of the largest digital curriculum portfolio for the K-12 online education industry. The K12 curriculum consists of online lessons, offline instructional kits and materials and lesson guides. We offer an extensive catalog of proprietary courses designed to teach concepts to students from pre-kindergarten through 12th grade, as well as curriculum for use in post-secondary online programs. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. We have more than 700 courses across kindergarten, elementary, middle and high school, including world languages. This combined portfolio contains over 107,000 hours of instructional content and over one million visual, audio and interactive instructional elements in our asset repository.

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

        Learning Kits.    Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student receives a shipment of materials, including award-winning textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. Most of the textbooks we use are proprietary, written by K12 to be verbally engaging and visually appealing to students, with careful control of reading levels, and to complement the online experience. Through fiscal year 2013, we also converted 54 K12 books used across 61 courses into an electronic format, enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials—to develop, deliver and implement them together for instruction—is a competitive advantage.

        Lesson Guides.    Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

  Pre-K and K-8 Courses

        From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English and language arts, mathematics, science, history, art, music and world languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; a new pre-K offering, which we refer to as EmbarK12, introduces students to core subjects through cross-curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas-the "big ideas"-that each student will need to master the major subject areas, meet state standards-including those formulated as the Common Core State Standards ("CCSS")-and complete more advanced coursework. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

        The first phase of our K12 second generation elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging while integrating rewards, interactive practice and a virtual world. Our Fundamentals of Geometry and Algebra course completes our proprietary K-8 math offering. These courses support students at various skill levels via targeted, timely remediation, embody CCSS and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed almost 70 courses specifically created for the public school standards in 13 states. In addition to the ongoing evolution of our K-5 Math+ program, we have also created over 80 custom Math+ sequences to serve specific state needs. We continue to migrate K12 K-8 courses from our legacy content management system ("CMS") to our new CMS.

  High School Courses

        The curriculum available to high school students is much broader and varies from student to student, largely as a result of the increased flexibility in course selection available to high school students. Students also are able to select from a wide range of electives. We have augmented our lab program for lab science courses with the creation of alternate kit-free science labs as an augmentation or alternative for our formerly kit-based high school science labs in order to provide a more flexible and robust lab program across our physical science, earth science, biology, chemistry and physics courses. Our overall lab program now includes traditional kit-based labs based on either shipped-in or household materials, virtual labs, video-based labs, data-collection and data-manipulation labs, and field studies. This array provides schools with additional materials flexibility, and integrates diverse modalities directly into our science curriculum to promote conceptual mastery. Across all subject areas, the K12 proprietary core curriculum accounts for approximately 90% of our high school course enrollments.

        Aventa Learning by K12 Curriculum.    We also offer curriculum to schools and school districts marketed as our Aventa Learning by K12 product line. Aventa courses are written to national academic standards and each of Aventa's 22 AP courses has been reviewed and approved by The College Board, as are all the AP courses that we offer. Aventa's online courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified high school instructors. Aventa classes are primarily delivered over the Internet and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into Aventa's curriculum.

        A+.    Our A+ courseware is currently in use in over 5,000 public and private K-12 schools, public charter schools, colleges, correctional institutions, centers of adult literacy, military education programs and after-school learning centers. The A+nyWhere Learning System provides an integrated offering of instructional software and assessment for reading, mathematics, language arts, science, writing, history, government, economics and geography for grade levels K-12. In addition, we also provide assessment testing and instructional content for the General Educational Development ("GED") test. These products are designed to provide for LAN, WAN and Internet delivery in schools and support Windows and Macintosh platforms. Spanish-language versions are available for mathematics and language arts in grade levels 1-6.

        Middlebury Interactive Languages.    We offer digital world language courses and residential summer language academies through our MIL joint venture. This venture offers immersive language courses for K-12 students based on Middlebury College's pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age-appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. Chinese, French, German, Latin and Spanish courses for elementary, middle and high school students are now available, and additional courses are in development to create a comprehensive suite of world language offerings. The joint venture also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge®, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in the United States and in Beijing, China.

Innovative Learning Applications

        In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to develop new technologies and learning applications and adapt our curriculum to new technology devices and platforms.

  •
  Mobile Learning:  We have created a limited number of mobile tools and applications. Eight new mobile applications were delivered in fiscal year 2013 for a total of 21 applications now available for download. Three of our new apps were created in HTML5. As of June 30, 2013, these apps have been downloaded over 740,000 times since 2010. We continue to deploy innovative educational tools for the mobile environment. With the increase in the use of mobile devices, our mobile applications will create the ability for a student to learn "on-the-go," allowing for more continuous learning, engagement and mastery of content. We offer certain applications for both phones and tablets available via Apple, Google Play and the Amazon marketplace, adapting many of our award-winning curriculum features for the mobile application space. We are continuing to work on solutions that facilitate the deployment of our curriculum on mobile devices.

  •
  Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K-12 concepts, including: narrative/immersive styles, rewards, persistent data, complex algorithms, etc. These games make use of extensive research and educational best practices and address targeted learning objectives. We have delivered a total of nine interactive games and an innovative review and practice portal called Noodleverse. As of June 30, 2013, Noodleverse included approximately 3,000 activities, an increase of 1,300 over fiscal 2012. Noodleverse is designed for K-3 students in conjunction with a new language arts program.

  •
  Virtual Labs:  We have delivered alternatives for our educational partners who desire materials-free curriculum. This includes converting over 59 existing materials-based high school

    Science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a virtual lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

  •
  eBook and Digital Book Distribution:  Through fiscal year 2013, we have converted 54 K12 textbooks used across 61 courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student's reading experience, reinforce the student's learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (Kindle, Nook, etc.).

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

  •
  National Math Lab:  The National Math Lab program has been designed to address students' math needs and to help them develop the necessary skills to succeed in math. The program works with students in grades 5 through 10 across all of the K12 network schools, who experience challenges in math and need supplemental support. National Math Lab provides nearly twice the usual amount of math instruction to students and in addition to their regular online math coursework, students attend targeted synchronous mathematical instruction sessions provided by highly-trained math teachers four days per week.

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

  Online School Platform-Learning Management System

        For our K12 curriculum users in grades K-8, we provide a proprietary learning management system, our OLS platform. The OLS is a significant part of our ongoing effort to provide the most engaging and productive learning experience for students. The OLS platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student's progress. The OLS is also the central structure through which students, parents, teachers and administrators interact using Kmail and Class Connect (our integrated synchronous session scheduler). Because the OLS is a web-based platform, students, parents and teachers can access our online tools and lessons through the OLS from anywhere with an Internet connection. During fiscal year 2013, we completed several major releases of our platform intended to enhance the capabilities available to our learning coaches, increase teacher efficiency and drive overall academic achievement. We license a third-party learning management system for use in our high school program.

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

  •
  Progress Tracking Tools.  Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day's schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data are transferred to our proprietary Student Administration Management System ("SAMS") for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention equal to student needs.

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

        Independent third-party assessments are used in most of our managed schools to pinpoint specific individual student strengths and weaknesses relative to state standards. These results enable the teacher to develop a highly individualized learning plan for each student. Students are tested via an online, adaptive test at the beginning and end of the school year to provide a measure of individual student growth demonstrating the value-added gains of the school program.

School Management Systems

        SAMS is our proprietary student information system. SAMS is integrated with the OLS and several other proprietary systems including our online enrollment system that allows parents to complete school enrollment forms online and our Order Management System that generates orders for learning kits and computers to be delivered to students. SAMS stores student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. Our systems also include TotalView, a suite of online applications that provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView includes a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year's performance on state tests. TotalView also includes Kmail, our internal communications system. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students. TotalView also includes an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past several years, we have enhanced TotalView with additional functionality to better support the operation of the virtual and blended public schools.

PEAK12

        In fiscal year 2012, we launched an innovative online learning solution called PEAK12. This solution simplifies a district's management of online learning by consolidating multiple solutions on a single platform. It allows administrators and teachers to manage enrollments, programs and performance tracking, alerts and reporting across multiple online solutions from a single solution. In addition, through the PEAK12 library, districts can quickly and easily search, build, provision and publish content or course modifications or new course solutions using various online learning assets. In the near future, it will integrate with a variety of third-party platforms to allow districts more flexibility and control over how they launch and manage their online learning programs. Since its launch, PEAK12 has served nearly 750 school districts and school partners and more than 110,000 students. As more districts adopt online learning, they are demanding more control and flexibility in running their programs. PEAK12 provides unparalleled capabilities for districts wanting to operate multiple solutions or catalogs from a single place and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

        We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

        Teachers and Related Services.    Teachers are critical to students' educational success. Teachers in the virtual and blended public schools that we manage are often employed by the school, with the ultimate authority over these teachers residing with the school's governing body. Under our service agreements, we often recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual and blended public schools that we manage. For our Institutional Sales customers, we provide instructional talent as needed using our staff of highly qualified and state-certified teachers and trainers.

        We use a rigorous evaluation process for making hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state's requirements for designation as a "Highly Qualified Teacher," and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students' families. We assess these teacher characteristics using a customized online assessment as part of the hiring process.

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

        Advanced and Special Education Services.    We believe that our learning systems are able to effectively address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who oversees the special education programs at the schools we serve. We direct and facilitate the development and implementation of "individualized education plans" for students with special needs. Each school's special education program is designed to be compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities. Advanced students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities.

        Supporting Academically At-Risk Learners.    We work to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same-age peers. To that end, we conduct both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of the support. We also offer the Passport program, which is designed for academically at-risk students, particularly those who have previously dropped out of high school, and which includes more counseling and support services.

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

Management and Technology Services

        Turn-key Services.    For most of our managed statewide virtual and blended public schools, we provide turn-key management services. In these circumstances, we take responsibility for all aspects of the management of the schools, including monitoring academic achievement, teacher hiring recommendations and training, compensation of school personnel, financial management, enrollment processing and provision of curriculum, equipment and required services.

        Accreditation.    In 2013, AdvancED renewed the Company's accreditation. AdvancED serves more than 30,000 public and private schools and districts across the United States and is the parent company of North Central Accreditation Association Commission on Accreditation and School Improvement, Northwest Accreditation Commission and the Southern Association of Colleges and Schools Commission on Accreditation and School Improvement. The schools we manage also maintain regional accreditations with other accrediting associations.

        Compliance and Tracking Services.    Operating a virtual or blended public school entails most of the compliance and regulatory requirements of a traditional public school. We have developed management systems and processes designed to ensure that schools we serve are in compliance with all applicable requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. As we have expanded into new states, our processes have grown increasingly robust. We intend to hire a Chief School Compliance Officer during fiscal year 2014 to supplement and oversee compliance at the local school level.

        Financial Management Services.    For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school's governing body to determine its annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, arrange for external audits and ensure all state and local financial compliance reporting is met.

        Facility, Operations and Technology Support Services.    We generally operate administrative offices and all other facilities on behalf of the schools we manage. We provide these schools with a complete technology infrastructure. In addition, we provide a comprehensive help desk solution for students and school staff to address their computer or other technical issues.

        Human Resources Support Services.    We are actively involved in recruiting virtual and blended public school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our learning systems to identify the attributes desired in future new hires. While many schools employ teachers directly, we also help negotiate and secure employment benefits and payroll services for school staff on behalf of the schools and administer employee benefit plans for school employees. Additionally, we assist the schools we serve in drafting and implementing administrative policies and procedures.

Competition

        As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct components of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, and school districts. These companies include DeVry, Inc. (Advanced Academics), Pearson PLC (Connections Academy), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc., among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Compass Learning, E2020 Inc., OdysseyWare, PLATO Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers including Houghton Mifflin Harcourt, McGraw-Hill Companies and Pearson PLC. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private school students. Additionally, we compete with state-administered online programs such as Florida Virtual School.

        We believe that the primary factors on which we compete are:

  •
  extensive experience in, and understanding of, K-12 virtual schooling;

  •
  track record of student academic gains and customer satisfaction;

  •
  quality of curriculum and online delivery platform;

  •
  qualifications, experience and training teachers for online instruction;

  •
  comprehensiveness of school management and student support services;

  •
  integrated K12 solutions, with components designed and built to work together;

  •
  ability to scale across our lines of business; and

  •
  competitive pricing.

        Broadly speaking, we participate in the market for K-12 education. In states where we enter into long-term service agreements to manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional Sales are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve the elementary and middle school students, and a few serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In the International and Private Pay Schools, we compete for students seeking an English-based K-12 education on an international and domestic basis. We currently draw students from more than 100 countries and operate a brick and mortar private school in Switzerland. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

        We seek to increase public awareness of the educational and fiscal benefits of individualized online learning options through full-time online and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new jurisdictions.

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

Operations

        The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses receives multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student's curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2013, we assembled approximately 7.5 million items into more than 720,000 kits.

        Over our 13 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

        For many of our virtual and blended public school customers, we attempt to reclaim any materials that could be cost-effectively re-utilized in the next school year. These items, once returned to our fulfillment centers, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs.

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

        Availability and Redundancy.    Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our sophisticated network management capabilities, allows for additional hardware to be inserted into our network providing us with optimal scalability and availability as evidenced by our typically greater than 99% uptime over a growing user base. We regularly backup critical data and store this backup data at an offsite location.

        Security.    Our security measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored.

        Physical Infrastructure.    We utilize leading vendors to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. In fiscal year 2013, our second data center, geographically separated from our primary, began operating as a ready business continuity site with secured, near-real time data replication from our primary data center. We vigilantly monitor our physical infrastructure for security, availability and performance.

        Oracle eBusiness Suite.    In fiscal year 2013, we continued our investment in the Oracle ERP platform to further provide operational efficiencies and support scalable, global growth. This was achieved through implementation of several targeted business and technology solutions for a number of back office functions such as finance and purchasing. Our eBusiness Suite is hosted by Oracle OnDemand, a full-service data center with 24/7 support that includes site redundancy and disaster recovery services.

Other Information

Intellectual Property

        Since our inception, we have invested more than $350 million to develop, and to a lesser degree, acquire our proprietary curriculum, education software and online learning systems. We continue to invest in our intellectual property as we develop more courses for new grades and expand into adjacent education markets, both in the United States and overseas. Through acquisitions, we have also acquired curriculum, patents and trademarks that expand our portfolio of educational products and services. We continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes, such as adaptive learning technologies. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, the virtual and blended public schools, traditional schools, school districts and private schools that we serve, individual consumers, contractors and other businesses and persons with which we have commercial relationships.

        Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two issued patents. Further, two U.S. patents were issued for our systems and methods of online foreign language instruction. We also acquired eight issued patents in connection with our acquisition of certain assets of the Cardean Learning Group LLC, now Capital Education. Finally, we have submitted patent applications in the United States and in foreign countries for aspects of the second generation of our virtual school application.

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

Employees

        As of June 30, 2013, we had approximately 3,500 employees, including approximately 1,800 teachers. A majority of these employees are located in the United States. In addition, there are approximately 3,100 teachers who are employed by virtual or blended public schools that we manage under turn-key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain Managed Public Schools we serve employ unionized teachers. We believe that our employee relations are good.

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

        State Laws Authorizing or Restricting Virtual and Blended Public Schools.    The authority to operate a virtual or blended public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving. In states that have implemented specific legislation to support virtual and blended public schools, the schools are able to operate under these statutes. Other states provide for virtual and blended public schools under existing public charter school legislation or provide that school districts and/or state education agencies may authorize them. Some states do not currently have legislation that provides for virtual and blended public schools or have requirements that effectively prohibit such schools and, as a result, may require new legislation before virtual and blended public schools can open in the state. We currently serve virtual and blended public schools or school district-led programs in 33 states plus the District of Columbia.

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

        State Laws and Regulations Applicable to Virtual and Blended Public Schools.    Virtual and blended public schools that purchase our curriculum and management services are often governed and overseen by a non-profit or a local or state education agency, such as an independent public charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual public schools or blended schools under detailed service agreements with that governing authority. Virtual and blended public schools and blended schools are typically funded by state or local governments on a per student basis. A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

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

        There remains uncertainty about the extent to which virtual and blended public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual and blended public schools is relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States routinely conduct audits of these schools, to verify enrollment, attendance, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency's different interpretation of law in a particular state, or the application of facts to such law, could result in findings of non-compliance, potentially affecting funding.

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

Federal Laws Applicable to Virtual Public Schools and Blended Schools

        Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

  •
  No Child Left Behind Act ("NCLB") and NCLB Waivers.  Through the funding of the Title I programs for disadvantaged students under the Elementary and Secondary Education Act ("ESEA"), as amended by NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state. Each state must determine a proficiency level of academic achievement based on the state assessments, and must determine what constitutes adequate yearly progress ("AYP") toward that goal. NCLB set a deadline to ensure that no later than the 2013-14 school year, 100% of students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students), must meet or exceed the state proficient level of academic achievement on state assessments. If a Title I school does not make adequate yearly progress as defined in the state's plan, the local education agency ("LEA") is required to identify the school as needing school improvement, which triggers a series of mandated consequences for school improvement, such as an option for students to transfer to another public school served by the LEA, which may include a virtual or blended public school. If the school does not make adequate yearly progress in subsequent years, other corrective action must be taken including, but not limited to, providing supplemental education services to the students who remain in the school, replacing school staff, implementing a new curriculum, extending the school year or the school day, reopening the school as a public charter school with a private management company or turning over the operation of the school to the state educational agency.

          Beginning in 2011, it became clear that the NCLB goal of 100% of students reaching proficiency by 2014 was unrealistic, among other learned shortcomings in the law, and the U.S. Department of Education ("DOE") announced a policy that would allow states to apply for waivers of certain NCLB requirements, including the key accountability provisions, in exchange for agreeing to new principled-based reforms. To qualify for an NCLB waiver, a state must: (i) adopt college and career-ready standards for reading and math (with assessment standards that measure student achievement growth), (ii) establish annual measurable objectives ("AMOs") that can include different target achievement levels for different districts, schools or student groups, (iii) develop and implement teacher and principal evaluation and support systems, and (iv) evaluate and remove duplicative and burdensome state reporting requirements.

          As of August 2013, forty states plus the District of Columbia have obtained NCLB waivers, as well as eight school districts in California after their state application was denied. Of the 33 states and the District of Columbia where we currently serve students, 26 states and the District of Columbia have received waivers from the DOE. Of the remaining 7 jurisdictions where we manage schools, all but one have waiver requests pending. California is the only jurisdiction in which we manage schools whose application was rejected by DOE and has chosen not to continue pursuing a waiver.

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

  •
  Individuals with Disabilities Education Act ("IDEA").  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students' needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The Act provides the student and parents with numerous due process rights relating to the student's program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this Act are met. The virtual public schools and blended schools could be required to comply with requirements in the Act concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent's attorney's fees.

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

        The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008 - 2013. Although we believe funding is beginning to stabilize for the first time in several years, it had declined significantly in prior fiscal years and may experience future negative fluctuations. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

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

  •
  Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the Managed Public Schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid-year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple Managed Public Schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have service agreements with 18 schools in California, for example, and while each school is independent with its own governing authority and no single Managed Public School accounts for more than ten percent of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools could adversely affect our financial condition. If possible, we seek to mitigate the impact of these events with expense reductions. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known and, taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding as the economic conditions improve.

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

The poor performance or misconduct by us or operators of other virtual public schools, public school district virtual learning programs or blended schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business.

        As a non-traditional form of public education, Managed School operators will be subject to scrutiny, perhaps even greater than that applied to traditional public schools or public charter schools. Not all virtual public school, school district virtual learning program or blended school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Beyond performance issues, some virtual school operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, or even entire industries in the case of recruiting practices by for-profit higher education companies, they may negatively impact public perceptions of virtual public schools, public school district virtual learning programs or blended school providers generally, including us. The precise impact of these negative public perceptions on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage about us or other operators. If these few situations, or any additional misconduct, cause all virtual public school, school district virtual learning program and blended school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to enter into or renew contracts to operate virtual or blended schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities, such as the recent restrictions enacted in Tennessee which cap enrollment growth in schools with weak academic performance. Finally, as we seek to provide online courses and supporting systems to higher education institutions, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies, could negatively impact our opportunity to succeed in this market through increased regulation and decreased demand.

Opponents of virtual and blended public schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

        We have been, and will likely continue to be, subject to public policy lawsuits filed against virtual and blended schools by those who do not share our belief in the value of this form of public education. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. Most recently, two challenges were brought in New Jersey related to public charter schools who intended to contract with us for educational products and services. In Board of Education of the Princeton School District v. Cerf, et.al. (Case No. 12174-0033), questioned the legality of virtual public charter schools under New Jersey's charter statute before the state board even determined to deny the application. In a currently pending case, In The Matter of the

Grant Of a Charter to the Newark Preparatory Charter School (Case No. A-0019-12T2), questions have been raised about the legality of the charter granted by the state board to Newark Preparatory Charter School.

Should we fail to comply with the laws and regulations applicable to the Managed Public Schools and the Institutional Sales businesses we serve, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

        Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by Institutional Sales. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) state-specific curriculum requirements; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher student ratios and teacher funding allocations from per pupil funding, and (vi) teacher certification and reporting requirements. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school's ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school. For example, in 2012, allegations were made that we failed to comply with Florida's teacher certification requirements in Seminole County. After an investigation, the Florida Department of Education determined that those allegations were not substantiated, although certain reporting errors were identified. For further detail, see Final Investigative Report, Florida Office of Inspector General, OIG Case No. 2013-0003 (July 3, 2013).

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

        In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authority to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2013, approximately 86% of our revenue was derived from Managed Public schools, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state public charter school statutes require periodic reauthorization. While none of the public schools we manage have failed to maintain their authorizing charter for this reason, if a virtual or blended public school we manage fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated.

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

        As the provision of online K-12 public education matures, novel issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other areas of education and education at different levels. For example, for-profit education companies that own and operate post-secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a free public education with no federal or state loans necessary for tuition, laws could be enacted that make for-profit management companies serving such schools subject to similar restrictions.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

        We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge, such as may result from an acquisition that includes another online public school that seeks to enroll students from the same geographic territory. For example, in fiscal year 2013, our interests diverged significantly with the governing authority of the Colorado Virtual Academy, who has indicated that it intends to assume management of the school after the 2013-14 school year while continuing to purchase curriculum and other services from us. If these independent boards of the schools or school districts we serve subsequently shift their priorities or change objectives, and as a result reduce the scope or terminate their relationship with us, our ability to generate revenues would be adversely affected if an alternative virtual or blended public school blended we serve is not available to enroll the affected students.

Our contracts with the Managed Public Schools we serve are subject to periodic renewal, and each year several of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

        We have contracts to provide our full range of products and services to virtual and blended public schools in 33 states and the District of Columbia. Some of these contracts are scheduled to expire in any given year although the expiration of any single contract is not necessarily significant because of the numerous Managed Public Schools we serve. We usually begin to engage in renewal negotiations during the final year of these contracts with the independent boards and governing authorities of these schools. Historically we have been successful in renewing these contracts, but such renewals typically contain revised terms, which may be more or less favorable than the terms of the original contract. While schools with valid charters could decide not continue to renew their contracts upon expiration, each renegotiation is unique and, if we are unable to renew several such contracts or one significant contract expires during a given year, or if such renewals have significantly less favorable terms than existing contracts, or an underlying charter is revoked or not renewed, our business, financial condition, results of operations and cash flow could be adversely affected.

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

        The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards or the standards of the No Child Left Behind Act (NCLB) where still applicable, or the conditions of waivers to NCLB requirements granted to states by the U.S. Department of Education. Like many traditional brick and mortar public schools, not all of the Managed Public Schools we serve meet the Adequate Yearly Progress (AYP) requirements of NCLB, or one of these other benchmarks, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve AYP and potentially lead to the school's closure. In addition, although serving academically at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect a school's standing under federal and state accountability systems. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute or state authorities may change their testing benchmarks in ways that positively or negatively impact the schools we serve.

        Students in the Managed Public Schools we serve are required to periodically complete standardized state testing and the results of this testing may have an impact on school funding. Furthermore, in states granted NCLB waivers to adopt innovative accountability systems that consider student growth and school progress, if a school experiences repeated poor test results, those waivers allow such schools to create their own turnaround plans and interventions to address the largest achievement gaps, which in turn could impact our instructional costs. Further, to avoid the consequences of failing to meet applicable required proficiency standards, teachers or school administrators may engage in improperly altering student test scores. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student's satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

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

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

        We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our platform could be interrupted by a number of additional factors, including our customers' inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We operate a complex company-wide enterprise resource planning (ERP) system and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

        We operate a complex company-wide, integrated ERP system to handle various business, operating and financial processes which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP experiences significant problems it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

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

        Over the previous five fiscal years, we entered into service agreements for fully-managed virtual public schools and blended schools in 12 new states bringing our total to 33 states and the District of Columbia for the 2013-14 school year. However, for only the second time since our inception, no new states authorized virtual or blended public schools in fiscal year 2013, although caps in existing states were significantly raised. We also may not be able to fill available enrollment slots as forecasted. If the demand for virtual and blended public schools does not increase, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our business, financial condition and results of operations could be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

        As a general matter, we face varying degrees of competition from several discrete education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In our Managed Public Schools and Institutional Sales, we compete with companies that provide online curriculum and support services. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. In certain jurisdictions, we expect intense competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, price competition in the Institutional Sales business has intensified. If we are unable to successfully compete for new business, win and renew contracts or students fail to realize sufficient gains in academic performance, our revenue growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

        In fiscal year 2013, we derived approximately 11% and 14% of our revenues, respectively, from the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. In aggregate, these schools accounted for approximately 25% of our total revenues. If our contracts with either of these virtual public schools are terminated, the charters to operate either of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

High quality teachers are critical to the success of our learning systems. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation. As a result, our brand, business and operating results may be adversely affected.

        High quality teachers are critical to maintaining the worth of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the Managed Public Schools and school districts we serve must provide competitive compensation packages to attract and retain such qualified teachers.

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

        Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. We believe that the quality of our curriculum and management services has contributed significantly to the success of our brands. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

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

        We may be subject, directly or indirectly, to legal claims associated with the actions of or filed by our independent contractors, business partners, or teachers. In the event of accidents or injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for their injuries and our insurance may not cover the expenses of litigation or settlement amounts. Additionally, we could face claims alleging that our independent curriculum contractors or teachers infringed the intellectual property rights of third parties. A liability claim against us or any of our independent contractors, business partners, or teachers could adversely affect our reputation, enrollment and revenues. Even if unsuccessful, such a claim could create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management.

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

        We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

  •
  the Children's Online Privacy Protection Act, as implemented by regulations of the Federal Trade Commission, imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;

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

We utilize a single logistics vendor at two locations for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize the same vendor at a third location for the reclamation and redeployment of our student computers. This partnership depends upon execution on the part of us and the vendor. Any material failure to execute properly for any reason, including damage or disruption to any of the vendor's facilities would have an adverse effect on our business, financial condition and results of operations.

        Substantially all of the inventory for our learning kits and printed materials is located in two warehouse facilities, both of which are operated by a third-party logistics vendor which handles receipt, assembly and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if a material number of such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from April through June when we are awaiting receipt of most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

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

        Our primary enrollment center operations are housed in our corporate headquarters. To mitigate operating risk in certain high volume queues, we have the ability to reroute calls to other facilities if a certain facility is unable to temporarily service calls. This plan may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. However, we have the ability to respond to a service interruption to lessen its impact on customers. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

Capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

        As the number of schools we serve increases and our student base grows, the traffic on our transaction processing systems and network hardware and software will rise. We may be unable to accurately project the rate of increase in the use of our transaction processing systems and network hardware and software. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased or peak use. If we are unable to appropriately upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

        As our business and market strategy evolves, we will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the advent of tablets for public school applications. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

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

        The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. Our goal is to make students proficient at the fundamentals, promote annual growth in learning achievement and instill confidence in a subject prior to confronting new and complex concepts. While our curriculum is aligned with state standards in the jurisdictions where we manage virtual and blended public schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods and have the ability to negatively influence the market for our products and services. In addition, although our curriculum generally aligns well to the Common Core State Standards ("CCSS") now in development, the assessment of those standards remains to be completed as does the timing for implementation. As a result, the final CCSS implementation model could vary from state to state, and even from district to district, and therefore, we cannot anticipate at this time the financial and education impact these CCSS may have on our business and financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in approximately 176,000 square feet of office space in Herndon, Virginia. The property is leased until May 2022. We lease approximately 132,000 square feet in multiple locations under individual leases that expire between July 2013 and December 2017.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We expense legal costs as incurred.

IpLearn

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted the Company's motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn's claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and the parties are preparing for claims construction hearings later this year.

Hoppaugh Complaint and Related Matters

        On July 25, 2013, the court approved the final settlement of the securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., that had been filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. None of the terms in the final settlement agreement changed from those preliminarily approved by the court on March 22, 2013. Additionally, all parties in a federal stockholder derivative action that was pending against the Company, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, filed in the United States District Court for the District of Delaware, filed a stipulation of settlement and petitioned the court to dismiss the matter with prejudice. On July 29, 2013, the court granted its preliminary approval of the settlement, subject to a notice period during which stockholders have the opportunity to comment on the settlement terms prior to the final hearing.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the "NYSE") under the symbol "LRN." Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of August 22, 2013, there were 42 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2013	$30.89	$23.24
March 31, 2013	24.54	17.77
December 31, 2012	22.40	15.83
September 30, 2012	25.39	17.19
June 30, 2012	$26.38	$19.05
March 31, 2012	26.11	17.07
December 31, 2011	37.00	17.31
September 30, 2011	35.00	23.37

Stock Performance Graph

        The graph below matches the cumulative return of holders of K12 Inc.'s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in the Company's common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2008 and tracks it through June 30, 2013. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF TWENTY QUARTER CUMULATIVE TOTAL RETURN(1)(2)
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-08	30-Jun-09	30-Jun-10	30-Jun-11	30-Jun-12	30-Jun-13
LRN	100	100	103	154	108	122
Peer Group Index	100	111	126	118	104	96
S&P 500	100	72	81	103	106	125
Russell 2000	100	74	88	120	116	142
Nasdaq Composite	100	80	92	121	128	148

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

Stock-based Incentive Plan Information

        The following table provides certain information as of June 30, 2013, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2013

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders(1)	2,893,188	$20.17	1,908,518

Includes shares under the 2007 Equity Incentive Award Plan.

(1)
The 2007 Equity Incentive Award Plan (the "EIP") adopted in November 2007, as amended in 2010 and approved by the stockholders, contains an "evergreen provision" that allows for an annual increase in the number of shares available for issuance under the EIP on July 1 of each year during the ten-year term of the EIP ending November 26, 2020. The annual increase in the number of shares shall be equal to the least of:
  •
  4% of our outstanding common stock on the applicable July 1;

  •
  2,745,098 shares; or

  •
  a lesser number of shares as determined by our Board of Directors.

Sales of Unregistered Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2013, and the selected consolidated balance sheet data as of June 30, 2013 and 2012, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2010 and 2009, and selected consolidated balance sheet data as of June 30, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$848,220	$708,407	$522,434	$384,470	$315,573

Cost and expenses
Instructional costs and services	498,398	408,560	307,111	222,029	196,976
Selling, administrative and other operating expenses	283,032	245,274	174,762	117,398	86,683
Product development expenses	21,084	25,593	16,347	9,576	9,575

Total costs and expenses	802,514	679,427	498,220	349,003	293,234

Income from operations	45,706	28,980	24,214	35,467	22,339
Interest income (expense), net	851	(989)	(1,207)	(1,331)	(982)

Income before income tax expense and noncontrolling interest	46,557	27,991	23,007	34,136	21,357
Income tax expense	(20,023)	(11,882)	(11,342)	(13,249)	(9,628)

Net income	26,534	16,109	11,665	20,887	11,729
Add net loss attributable to noncontrolling interest	1,577	1,434	1,127	638	586

Net income attributable to common stockholders, including Series A stockholders	$28,111	$17,543	$12,792	$21,525	$12,315

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.72	$0.46	$0.37	$0.72	$0.43
Diluted(1)	$0.72	$0.45	$0.37	$0.71	$0.42
Weighted average shares used in computing per share amounts:
Basic	36,267,345	35,802,678	31,577,758	29,791,973	28,746,188
Diluted(1)	39,017,345	38,740,863	34,635,594	30,248,683	29,639,974
Other Data:
Net cash provided by (used in) operating activities	$95,293	$32,991	$67,213	$54,680	$(9,355)
Depreciation and amortization	$65,737	$58,033	$42,934	$25,761	$20,835
Stock-based compensation expense	$14,374	$10,067	$9,466	$5,934	$2,790
EBITDA(2)	$111,443	$87,013	$67,148	$61,228	$43,174
Capital Expenditures:
Capitalized curriculum development costs	$18,560	$16,123	$18,086	$13,904	$13,931
Purchases of property, equipment and capitalized software development costs	$31,785	$32,477	$29,563	$10,357	$13,939
New capital lease obligations(3)	$24,703	$27,209	$15,645	$12,194	$16,044

Total capital expenditures	$75,048	$75,809	$63,294	$36,455	$43,914

	As of June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$181,480	$144,652	$193,099	$81,751	$49,461
Total assets	$718,896	$648,835	$582,095	$307,882	$240,676
Total short-term debt	$19,785	$17,095	$13,357	$12,247	$11,274
Total long-term obligations	$16,107	$15,901	$10,851	$8,365	$11,128
Total K12 Inc. stockholders' equity	$530,162	$473,494	$448,621	$221,851	$182,286
Working capital	$348,762	$289,226	$264,447	$149,344	$111,048

(1)
Diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares are eligible to convert into common stock on a one-for-one basis. If these shares had been converted, issued and outstanding for the year ended June 30, 2013, they would have increased our total dilutive shares outstanding by 7.6%.

(2)
EBITDA consists of net income, plus net interest expense, income tax expense, depreciation and amortization minus noncontrolling interest charges. Interest expense primarily consists of interest expense for capital leases, long-term and short-term borrowings. We use EBITDA in addition to income from operations and net income as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

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

        The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Net income attributable to common stockholders, including Series A stockholders	$28,111	$17,543	$12,792	$21,525	$12,315
Interest expense, net	(851)	989	1,207	1,331	982
Income tax expense	20,023	11,882	11,342	13,249	9,628
Depreciation and amortization	65,737	58,033	42,934	25,761	20,835
Noncontrolling interest	(1,577)	(1,434)	(1,127)	(638)	(586)

EBITDA	$111,443	$87,013	$67,148	$61,228	$43,174

(3)
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

        This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

  •
  Executive Summary—a general description of our business and key highlights of the fiscal year ended June 30, 2013.

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

Executive Summary

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested more than $350 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to districts, public schools, private schools, public charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

        We achieved significant revenue growth during fiscal year 2013 reflecting growth primarily in our online managed public schools. We increased revenues to $848.2 million from $708.4 million, a growth rate of 19.7% from fiscal year 2012. In fiscal year 2013, operating income increased to $45.7 million from $29.0 million in fiscal year 2012, an increase of 57.6%; net income to common stockholders increased to $28.1 million from $17.5 million, an increase of 60.6%; and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in "Item 6—Selected Financial Data"), increased to $111.4 million from $87.0 million, an increase of 28.0%. The increase in our operating income resulted from increased revenue from our organic growth. We have reclassified certain prior year enrollment costs from instructional costs and services to selling, administrative and other operating expenses to conform to the current year presentation. There was no effect on total costs and expenses, income from operations or net income from such reclassification.

        Virtual and blended public schools generally under long-term turn-key management contracts (Managed Public Schools) accounted for approximately 86% of our revenue in fiscal year 2013. For the 2013-14 school year, we will manage schools in 33 states and the District of Columbia.

        We serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have a growing sales team to focus on this sector and have increased the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continued to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

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

        In September 2001, we introduced our kindergarten through 2nd grade offering. We launched our initial online learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We added new grades over the first seven years and continue to manage schools in more states. We have also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. We manage public schools in 33 states and the District of Columbia and serve schools in all 50 states through our Institutional Sales.

        We currently manage virtual and blended public schools in the following states: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa,

Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Nevada, New Jersey (Flex School only), New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming.

Financial Statement Overview

        During 2011, we acquired KCDL, AEC and IS Berne; and in 2012, we acquired KVE and Insight Schools (the "Kaplan/Insight Assets"). These acquisitions accounted for a large portion of the increases in our revenue, student enrollments and operating costs, including transaction and integrations costs from year to year. In addition, we experienced growth from the new state schools added in recent years identified above and the continued ramp-up in student enrollments and associated variable operating costs from schools opening over the last five years.

        Student enrollment in our Managed Public Schools has experienced a shift in the mix of students with an increased level of high school students. The shift occurred as a result of our acquisition of the Kaplan/Insight Assets, which only serve students in grades 6-12, and from organic growth in many of the schools we serve. The continued expansion of our Institutional Sales and our International and Private Pay Schools also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third-party distributor costs and third-party royalty costs for our Institutional Sales. We may continue to experience changes in our enrollment, revenue and cost mix as we continue expansion into markets different than our traditional Managed Public Schools. Our nascent businesses have not yet reached scale and continue to place downward pressure on our operating margins in fiscal year 2013.

        Our headcount growth from approximately 1,100 employees at the beginning of 2010 to approximately 3,500 at the end of our 2013 fiscal year, including teachers associated with our enrollment growth, the development of the Institutional Sales, including the expansion of a sales force, and the decision to have more K12-employed teachers in our managed schools have also directly impacted our operating expenses during the last three years. We believe that all the above factors, particularly the significant infrastructure investments, acquisitions and the depreciation and amortization associated with our acquired assets and infrastructure investments, reduce the comparability of our operating results between periods.

Funding Overview

        State education budgets have recently been under pressure due to the continuing slow pace of economic recovery and some states still have budget issues. While we believe funding is beginning to stabilize for the first time in several years, the specific level of federal, state and district funding for the coming years is not yet known and, taken as a whole, a number of the public schools we serve could experience lower per pupil enrollment funding in the future, while others may increase funding. We routinely monitor state legislative activity and regulatory proceedings that might impact the funding received by the schools we serve and, to the extent possible, factor potential outcomes into our business planning decisions. From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved. We experienced delays in receiving payments from the state of California during our 2012 and 2013 fiscal years which affected our cash position and cash provided from operations.

Key Aspects and Trends of Our Operations

Revenues—Overview

        We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn-key management services. Approximately 86% of our revenues were derived from this source in fiscal year 2013. We anticipate that these revenues will continue to represent the majority of our total revenues over the next 12-24 months. However we also expect revenues in other aspects of our business to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels adding enrollments in our private schools and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Public Schools in fiscal year 2013. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public Schools, Institutional Sales and International and Private Pay Schools.

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

        Competition.    Institutional Sales is becoming increasingly competitive with significant pricing pressure. This price competition may have a significant impact on both the retention of our existing customers and the acquisition of new Institutional Sales customers. With the introduction of new technologies and entrants, we expect this competition to intensify, which could negatively affect our growth, revenues and operating margins.

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

        In fiscal year 2013, we increased total average student enrollments by 13,274, or 12.7%, to 117,563, as compared to total average student enrollments of 104,289 in fiscal year 2012. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. The growth rate of our managed school average student enrollments exceeded the growth in revenue principally due to mix shift to High School, reductions in the per-pupil rate of achieved state funding in some states, and lower utilization in federal and state restricted funding per managed student.

        Enrollments in these schools on average generate substantially more revenues than enrollments served through our Institutional Sales where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to build our Institutional Sales and increase enrollment in International and Private Pay Schools, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

        In fiscal year 2013, we derived approximately 14% and 11% of our revenues, respectively, from the Agora Cyber Charter School ("Agora") in Pennsylvania and the Ohio Virtual Academy. In aggregate, these schools accounted for approximately 25% of our total revenues. We provide our full turn-key management solution pursuant to our contract with the Ohio Virtual Academy, which terminates on June 30, 2017. We provide our full turn-key solution to Agora pursuant to a contract with the school that expires on June 30, 2015. The annual revenues generated under each of these contracts represented a material portion of our total revenues in fiscal year 2013, however, as our managed public schools expand and other business sectors grow, these proportions may decrease.

  Institutional Sales

        While Managed Public Schools constitute the majority of our revenue, there is a significant emerging demand by school districts, individual schools and other educational institutions for more limited components of our online services and products than are used in Managed Public Schools. Sales to those entities are conducted through our Institutional Sales organization. While we expect long-term growth opportunities in our Institutional Sales, the sector is currently experiencing significant competitive pricing pressures.

        The Institutional Sales portfolio contains an array of curriculum, technology solutions and delivery models with the flexibility to be mapped to specific student, school and district needs. These options range from full online district programs to individual course offerings. The Institutional Sales course catalog is comprehensive and enables districts to offer their students educational opportunities that otherwise might not be financially justifiable, such as Advanced Placement (AP), honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. We also provide state-certified and subject matter expert instructors, professional development and other support services as desired by our customers.

        Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional Sales is revenues. With the integration into the Institutional Sales of the educational software services and products of The American Education Corporation, and the Aventa

curriculum acquired in the KCDL acquisition, as well as the evolution of our district and school programs, many of the customers served by the Institutional Sales organizations now purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full-time students, but also students taking semester-long courses, students who recover credits through concentrated four to eighteen-week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as an FTE), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the entirety of the Institutional Sales. Indeed, our efforts to do so led us to the conclusion that at this time, revenue is the best performance metric for the Institutional Sales.

        Sales opportunities in the Institutional Sales are driven by a number of factors in a diverse customer population, which determine the deliverable and price. These factors include:

  •
  Type of Customer—A customer can be a U.S.-based public, private or public charter school, a district, regional education agency, or a commercial company that provides services to students.

  •
  Curriculum Needs—We sell our curriculum solutions based on the scope of the customer need, and a solution is generally purchased as end-user access to a complete catalog, individual course or supplemental content title.

  •
  License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district-wide site licenses or a perpetual license (a prepaid lifetime license). We charge incrementally if we are hosting the solution.

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

  International and Private Pay Schools

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

        Our private schools business has evolved over the past three years as we have acquired and developed new private school offerings with different structures and price points. This has made the use of full-time equivalent metrics no longer as meaningful. As a result, we report performance in the private pay schools on the basis of the student counts and semester-course enrollments which more accurately reflects the way revenues and expenses occur in the business.

        Student counts tell us how many individual students have been served at any point in time. As a result of the variation in the number of courses taken by students, we measure the total size of our schools by "semester-course enrollments" ("SCEs"). A semester long course is counted as a single SCE and a year-long course is counted as two SCEs. Private school students take courses ranging from a single, semester long K-8 course to a twelve high school course annual load. For example, a student who takes six courses per semester for two semester accounts for twelve SCEs.

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

Instructional Costs and Services Expenses

        Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The Managed Public Schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional Sales and International and Private Schools sectors. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

        In the near term, we expect high school enrollments to continue to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenue compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services, including college placement, SAT preparation and guidance counseling; (iv) use of third-party courses to augment our proprietary curriculum; and (v) use of a third-party learning management system to service high school students. Over time, we may partially offset these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, replacing our third-party learning management system with a proprietary system, leveraging our school infrastructure and obtaining purchasing economies of scale.

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

Product Development Expenses

        Product development expenses include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. We plan to continue to invest in additional curriculum development and related software in the future, primarily to produce additional high school courses, world language courses and new releases of existing courses and to continue to upgrade our content management system and online schools. We capitalize selected costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize certain costs incurred to develop internal systems into capitalized software development costs.

Expense Management

        We are constantly searching for ways to deliver more value at a lower cost for our customers and we take pride in our ability to deliver highly-individualized, effective education solutions at a significant savings to taxpayers. We have sought to increase efficiencies whenever possible without affecting educational quality. We believe our scale and infrastructure investment positions us for greater efficiency in future periods while allowing us to deliver more value for students.

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

        We have determined that the separate elements of our multiple element contracts with managed schools do not have standalone value. Accordingly, we account for revenues received under multiple element arrangements with managed schools as a single unit of accounting and recognize the entire arrangement over the term of the contractual service period. While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

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

        Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles—Goodwill and Other. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

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

        We capitalize software development costs incurred during development in accordance with ASC 350. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years.

  Impairment of Long-lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no material impairment charges for the fiscal years ended June 30, 2013, 2012 and 2011.

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

        We have established a valuation allowance on net deferred tax assets of $1.3 million as of June 30, 2013 for the amount that more likely than not will not be realized. Due to our federal net operating loss carryforwards, we have not made significant federal income tax payments. The majority of our net operating loss carryforwards were utilized during fiscal year 2013 and we expect to begin making more significant federal income tax payments in fiscal year 2014.

  Accounting for Stock-based Compensation

        We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation. We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. During 2011 to 2013, we granted more restricted stock awards than stock options, resulting in increased stock-based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock-based compensation costs, and this increased cost is expected to continue in future periods.

  Goodwill and Other Intangibles

        We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, customer contracts and curriculum and such intangible assets are amortized on a straight-line basis over their estimated useful lives based on third party valuations. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. Our goodwill and other intangibles, and amortization of other intangible assets, have increased over the last three years with our recent acquisitions. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. During fiscal year 2013, we used a qualitative approach to evaluate goodwill for impairment. For the fiscal years ended June 30, 2013, 2012 and 2011, no impairment to goodwill or indefinite-lived intangible assets was recorded.

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

        Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value, which approximates fair value, in accordance with ASC 480, Distinguishing Liabilities from Equity. We adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. The redeemable value as of the end of each fiscal year is based on a third-party valuation, while the redeemable value during interim periods is based on management updates from the date of the most recent independent valuation. As of June 30, 2013, the estimated redeemable noncontrolling interest was $15.2 million.

  Segment Reporting

        We operate in one operating and reportable business segment: we are a technology based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. We have the following three lines of business: Managed Public Schools, Institutional Sales and International and Private Pay Schools. Our Executive Chairman is the Chief Operating Decision Maker (the "CODM"). Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information on revenues by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The profitability of our business segments is not produced. The CODM only evaluates profitability based on consolidated results.

Results of Operations

Managed Public Schools

        The following table sets forth total average enrollment data for students in Managed Public Schools. These figures exclude enrollments from our classroom pilot programs.

	Years Ended June 30,			Growth 2013 / 2012		Growth 2012 / 2011
	2013	2012	2011	Change	Change %	Change	Change %
Average Student Enrollments*	117,563	104,289	74,755	13,274	12.7%	29,534	39.5%

*
The Managed Public Schools average student enrollments include enrollments for which we receive no public funding.

International and Private Pay Schools

        The following table sets forth total data for students in our International and Private Pay Schools. These figures exclude enrollments from our consumer program.

	Year Ended June 30,			Growth 2013 / 2012		Growth 2012 / 2011
	2013	2012	2011	Change	Change %	Change	Change %
Student Enrollments	31,619	31,830	28,777	(211)	-0.7%	3,053	10.6%
Semester Course Enrollments	84,642	83,519	68,230	1,123	1.3%	15,289	22.4%

  Revenue by Business Lines

        Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district who purchases a single course (Institutional Sales customer) may decide to implement a full-time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for each of the last three fiscal years.

	Year Ended June 30,			Growth 2013 / 2012		Growth 2012 / 2011
(Dollars in thousands)	2013	2012	2011	Change	Change %	Change	Change %
Managed Public Schools	$730,800	$596,142	$454,001	$134,658	22.6%	$142,141	31.3%
Institutional Business	73,269	73,150	46,756	119	0.2%	26,394	56.5%
International and Private Pay Business	44,151	39,115	21,677	5,036	12.9%	17,438	80.4%

Total	$848,220	$708,407	$522,434	$139,813	19.7%	$185,973	35.6%

        The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2013		2012		2011
	(Dollars in thousands)
Revenues	$848,220	100.0%	$708,407	100.0%	$522,434	100.0%

Cost and expenses
Instructional costs and services	498,398	58.7%	408,560	57.7%	307,111	58.7%
Selling, administrative and other operating expenses	283,032	33.4%	245,274	34.6%	174,762	33.6%
Product development expenses	21,084	2.5%	25,593	3.6%	16,347	3.1%

Total costs and expenses	802,514	94.6%	679,427	95.9%	498,220	95.4%

Income from operations	45,706	5.4%	28,980	4.1%	24,214	4.6%
Interest income (expense), net	851	0.1%	(989)	-0.1%	(1,207)	-0.2%

Income before income tax expense and noncontrolling interest	46,557	5.5%	27,991	4.0%	23,007	4.4%
Income tax expense	(20,023)	-2.4%	(11,882)	-1.7%	(11,342)	-2.2%

Net income	26,534	3.1%	16,109	2.3%	11,665	2.2%
Add net loss attributable to noncontrolling interest	1,577	0.2%	1,434	0.2%	1,127	0.2%

Net Income	$28,111	3.3%	$17,543	2.5%	$12,792	2.4%

Comparison of Years Ended June 30, 2013 and 2012

        Revenues.    Our revenues for the year ended June 30, 2013 were $848.2 million, representing an increase of $139.8 million or 19.7%, as compared to $708.4 million for the year ended June 30, 2012. Our revenue growth was primarily attributable to an increase of $134.7 million in Managed Public Schools revenue, largely as the result of an increase in per pupil funding rates compared to the previous year; overall enrollment growth; and a $5.0 million increase in International and Private Pay revenue, partially as a result of strong growth in iCademy course enrollments. Revenue for the Managed Public Schools grew 22.6% year-over-year, while total average enrollment growth for Managed Public Schools students grew by 12.7%.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2013 were $498.4 million, representing an increase of $89.8 million or 22.0%, as compared to $408.6 million for the prior fiscal year. The increase was primarily attributable to an increase in instructional and administrative costs of $80.2 million; an increase in materials and computers costs of $4.0 million; and an increase in amortization of curriculum and online learning systems of $4.4 million. Our instructional costs and services expenses grew in similar proportion to the growth in revenue as these generally are variable costs directly associated with student enrollments. As a percentage of revenues, instructional costs and services expenses increased slightly to 58.7% for the fiscal year ended June 30, 2013, as compared to 57.7% for the prior fiscal year.

        Selling, Administrative and Other Operating Expenses.    Selling, administrative and other operating expenses for the year ended June 30, 2013 were $283.0 million, representing an increase of $37.7 million or 15.4%, as compared to $245.3 million for the prior fiscal year. This increase was principally attributable to an increase of $29.0 million in personnel costs primarily due to growth in headcount and an increase in marketing and advertising expenses. As a percentage of revenues, selling, administrative and other operating expenses decreased slightly to 33.4% for the year ended June 30, 2013 as compared to 34.6% for the prior fiscal year.

        Product Development Expenses.    Product development expenses include costs related to new products and associated systems. Product development expenses for the year ended June 30, 2013 were $21.1 million, representing a decrease of $4.5 million or 17.6%, as compared to $25.6 million for the prior fiscal year. This decrease was primarily attributable to higher capitalization rates compared to the prior year and a decrease in system maintenance expenses. As a percentage of revenues, product development expenses decreased to 2.5% for the year ended June 30, 2013, as compared to 3.6% for the prior fiscal year.

        Net Interest Income (Expense).    Net interest income for the year ended June 30, 2013 was $0.9 million, as compared to net interest expense of $1.0 million for the prior fiscal year. The change to net interest income compared to net interest expense in the prior fiscal year related to $2.0 million in interest income related to our exercise of the put option on our investment in Web International Education Group, Ltd. The interest income related to this transaction was partially offset by interest expense related our capital leases and equipment financing arrangements.

        Income Taxes.    Income tax expense for the year ended June 30, 2013 was $20.0 million, or 43.0% of income before taxes, as compared to an income tax expense of $11.9 million, or 42.4% of income before taxes, for the prior fiscal year. Our overall effective tax rate increased from the prior year due to nondeductible transaction costs, other nondeductible costs, state taxes and the effects of foreign operations.

        Net Income.    Net income was $26.5 million for the year ended June 30, 2013 compared to net income of $16.1 million for the year ended June 30, 2012, an increase of $10.4 million, or 64.6%. Net income as a percentage of revenues increased slightly to 3.1% for the year ended June 30, 2013 as compared to 2.3% for the prior year, as a result of the factors discussed above.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2013 and 2012 was $1.6 million and $1.4 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint ventures in the Middle East and Middlebury Interactive Languages. Our noncontrolling interest fluctuates in proportion to the operating results of these respective joint ventures.

Comparison of Years Ended June 30, 2012 and 2011

        Revenues.    Our revenues for the year ended June 30, 2012 were $708.4 million, representing an increase of $186.0 million or 35.6%, as compared to $522.4 million for the year ended June 30, 2011. Our revenue growth was primarily attributable to (i) an increase of $142.1 million in Managed Public Schools revenue, as a result of organic growth of $116.7 million and acquired growth of $25.4 million; (ii) an increase of $26.4 million in Institutional Sales revenue, partially as a result of the full year effect of acquired businesses, such as AEC; and (iii) a $17.4 million increase in International and Private Pay revenue, partially as a result of the full year effect of the IS Berne acquisition. Revenue for the Managed Public Schools grew 31.3% year-over-year, while total average student enrollment growth for Managed Public Schools grew by 39.5%. Revenue grew at a lower rate, principally as a result of our acquisition of the Kaplan/Insight Assets, specific reductions in the per-pupil rate of achieved state funding and lower utilization in federal and state restricted funding per managed student.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2012 were $408.6 million, representing an increase of $101.5 million or 33.1%, as compared to $307.1 million for the prior fiscal year. The increase was primarily attributable to an increase in instructional and administrative costs of $88.8 million; an increase in materials and computers costs of $16.5 million; and an increase in amortization of curriculum and online learning systems of $4.6 million. Our instructional costs and services expenses grew in similar proportion to the growth in revenue as these generally are variable costs directly associated with student enrollments. As a percentage of revenues, instructional costs and services expenses decreased slightly to 57.7% for the fiscal year ended June 30, 2012, as compared to 58.7% for the prior fiscal year.

        Selling, Administrative and Other Operating Expenses.    Selling, administrative and other operating expenses for the year ended June 30, 2012 were $245.3 million, representing an increase of $70.5 million or 40.3%, as compared to $174.8 million for the prior fiscal year. This increase was principally attributable to (i) an increase of $25.6 million in personnel costs primarily due to growth in headcount related to the number; (ii) an increase of teachers and enrollment counselors necessary to service the increased number of students, and increased professional services and marketing and advertising expenses. As a percentage of revenues, selling, administrative and other operating expenses increased slightly to 34.6% for the year ended June 30, 2012 as compared to 33.6% for the prior fiscal year.

        Product Development Expenses.    Product development expenses include costs related to new products and associated systems. Product development expenses for the year ended June 30, 2012 were $25.6 million, representing an increase of $9.3 million or 57.1%, as compared to $16.3 million for the prior fiscal year. This increase was primarily attributable to an increase of $7.7 million in professional services expenses and an increase of $4.9 million in personnel costs due to growth in headcount, partially offset by the timing and nature of development projects and related impact to capitalization rates which were lower than historical levels. As a percentage of revenues, product development expenses increased slightly to 3.6% for the year ended June 30, 2012, as compared to 3.1% for the prior fiscal year.

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

        Net Income.    Net income was $16.1 million for the year ended June 30, 2012 compared to net income of $11.7 million for the year ended June 30, 2011, an increase of $4.4 million, or 37.6%. Net income as a percentage of revenues increased slightly to 2.3% for the year ended June 30, 2012 as compared to 2.2% for the prior year period, as a result of the factors discussed above.

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

Liquidity and Capital Resources

        As of June 30, 2013, we had net working capital, or current assets minus current liabilities, of $348.8 million. Our working capital includes cash and cash equivalents of $181.5 million, including $5.6 million associated with our two joint ventures, and net accounts receivable of $186.5 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in the first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2013.

        We have a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A. ("PNC"), for general corporate operating purposes, which we refer to as the Credit Agreement. The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended to release liens that had previously secured the facility. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its "prime rate", (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable LIBOR divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against "Eurocurrency liabilities," plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility, under which $0.3 million was used as of June 30, 2013. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

        The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries' abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. We must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of June 30, 2013, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit, and we had no borrowings under the line of credit during fiscal year 2013. We are currently evaluating our line of credit requirements and we may extend our existing agreement or enter into a different line of credit arrangement before the December 31, 2013 expiration date, although there can be no assurance that we will be able to do so on reasonable terms, if at all.

        We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We have $35.0 million of availability for new leasing during fiscal year 2014. This availability expires in June 2014 and interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between May 29, 2013 and the Lease Commencement Date.

        As of June 30, 2013, the aggregate outstanding balance under the lease line of credit was $35.5 million. Borrowings bore interest at rates ranging from 2.56% to 3.12% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. Our lease line of credit is subject to cross default compliance provisions in our line of credit agreement. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

        Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, net working capital on hand and access to our line of credit will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

  Operating Activities

        Net cash provided by operating activities for the years ended June 30, 2013, 2012 and 2011 was $95.3 million, $33.0 million and $67.2 million, respectively.

        Net cash provided by operating activities for the year ended June 30, 2013 was $95.3 million compared to $33.0 million for the year ended June 30, 2012. The $62.3 million improvement in cash flow from operations between periods was attributable to higher net income and depreciation, increased cash collections from accounts receivable and less investment in working capital during the year ended June 30, 2013 than during the prior year. These cash collections relate to accounts receivable that increased during fiscal year 2012 from state funding delays to certain of our managed public schools. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

        Net cash provided by operating activities for the year ended June 30, 2012 was $33.0 million compared to $67.2 million for the year ended June 30, 2011. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business. The decrease in cash from operations from the prior year was primarily the result of increases in accounts receivable and, to a lesser extent, inventories. Our accounts receivable increased in fiscal year 2012 because of the increase in the number of schools under our management and increased payment delays from certain managed schools that depend on state funding before remitting payment to us. The decrease in net cash provided by operating activities in fiscal 2012 was also attributable to our acquisition of the Kaplan/Insight Assets, where we did not acquire working capital, to our growth initiatives such as expansion of our Flex schools, and growth in the number of schools and students supported. Our inventories have increased due to normal late year purchasing as we build up inventories for materials shipment to students during the first quarter of fiscal year 2013 and the additional materials required to support new schools opening in fiscal year 2013.

  Investing Activities

        Net cash used in investing activities for the years ended 2013, 2012 and 2011 was $50.3 million, $61.2 million and $83.0 million, respectively. Net cash used in investing activities for the year ended June 30, 2013 decreased $10.9 million from 2012. The year ended June 30, 2012 included the payment of $12.6 million for the purchase of the Kaplan/Insight Assets, which is the primary reason for the net decrease in fiscal year 2013. This decrease was partially offset by a net increase in capital expenditures approximating $1.7 million for capitalized software, curriculum development and other property and equipment.

        Net cash used in investing activities for the year ended June 30, 2012 was primarily due to investment of $32.5 million in property and equipment, including internally developed and purchased software, investment in capitalized curriculum of $16.1 million, primarily related to the production of high school courses and elementary school math courses and the purchase of the Kaplan/Insight Assets for $12.6 million.

        Net cash used in investing activities for the year ended June 30, 2011 was primarily due to investment of $29.6 million in property and equipment, including internally developed and purchased software, the purchase of AEC for $24.5 million; investment in capitalized curriculum of $18.1 million, primarily related to the production of high school courses and elementary school math courses; and $10.0 million investment in Web.

  Financing Activities

        Net cash (used in)/provided by financing activities for the years ended June 30, 2013, 2012 and 2011 was $(8.2) million, $(19.8) million and $127.1 million, respectively.

        For the year ended June 30, 2013, net cash used in financing activities consisted primarily of payments on capital leases and software financing arrangements totaling $21.8 million and the repurchase of restricted stock for income tax withholding of $2.5 million, partially offset by proceeds from the exercise of stock options of $7.3 million and excess tax benefit from stock-based compensation expense of $8.9 million. Our cash payments for capital leases increased $3.7 million between periods resulting from increased purchases of student computers financed under capital leases. The timing of cash from the exercise of options impacts our net cash used in financing activities.

        For the year ended June 30, 2012, net cash used in financing activities consisted primarily of payments on capital leases and software financing arrangements totaling $18.4 million and excess tax benefit from stock-based compensation expense of $3.1 million, partially offset by proceeds from the exercise of stock options of $3.4 million.

        For the year ended June 30, 2011, net cash provided by financing activities primarily consisted of the proceeds from the issuance of restricted common stock in a private transaction with Technology Crossover Ventures of $125.6 million, proceeds from the exercise of stock options of $13.4 million and the excess tax benefit from stock-based compensation expense of $5.0 million. These amounts were partially offset by payments on capital leases and notes payable totaling $17.1 million.

Contractual Obligations

        Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2013, which decreased from $95.5 million as of June 30, 2012:

	Year Ended June 30,
	Total	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Contractual Obligations at June 30, 2013
Capital leases(1)	$36,541	$20,145	$12,741	$3,655	$—	$—	$—
Operating leases	57,457	7,065	7,284	6,845	6,542	6,471	23,250
Long term obligations(1)	393	393	—	—	—	—	—

Total	$94,391	$27,603	$20,025	$10,500	$6,542	$6,471	$23,250

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

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $10.0 million related to lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

        During 2013, we adopted a new accounting standard which resulted only in a change in how other comprehensive income (loss) is presented in its consolidated financial statements. The new standard did not have any impact on results of operations, financial position, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At June 30, 2013 and 2012, we had cash and cash equivalents totaling $181.5 million and $144.7 million, respectively. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2013, a 1% gross increase in interest rates earned on cash would result in $1.8 million annualized increase in interest income.

        Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2013, fluctuations in interest rates would not have any impact on our interest expense.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
August 29, 2013

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$181,480	$144,652
Restricted cash and cash equivalents	—	1,501
Accounts receivable, net of allowance of $2,560 and $1,624 at June 30, 2013 and June 30, 2012, respectively	186,459	160,922
Inventories, net	44,395	37,853
Current portion of deferred tax asset	11,368	16,140
Prepaid expenses	10,331	11,173
Other current assets	23,916	14,598

Total current assets	457,949	386,839
Property and equipment, net	56,142	55,903
Capitalized software, net	43,504	34,709
Capitalized curriculum development costs, net	64,599	60,345
Intangible assets, net	32,139	36,736
Goodwill	61,413	61,619
Investment in Web International	—	10,000
Deposits and other assets	3,150	2,684

Total assets	$718,896	$648,835

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$21,838	$23,951
Accrued liabilities	17,027	13,802
Accrued compensation and benefits	21,970	17,355
Deferred revenue	28,567	25,410
Current portion of capital lease obligations	19,395	15,950
Current portion of note payable	390	1,145

Total current liabilities	109,187	97,613
Deferred rent, net of current portion	8,833	6,974
Capital lease obligations, net of current portion	16,107	15,124
Note payable, net of current portion	—	777
Deferred tax liability	33,299	31,591
Other long term liabilities	2,512	1,908

Total liabilities	169,938	153,987

Commitments and contingencies	—	—
Redeemable noncontrolling interest	15,200	17,200

Equity:
K12 Inc. stockholders' equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 37,440,662 and 36,436,933 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	4	4
Additional paid-in capital	548,390	519,439
Series A Special Stock, par value $0.0001; 2,750,000 shares issued and outstanding at June 30, 2013 and 2012	63,112	63,112
Accumulated Other Comprehensive Income (Loss)	(294)	100
Accumulated deficit	(81,050)	(109,161)

Total K12 Inc. stockholders' equity	530,162	473,494
Noncontrolling interest	3,596	4,154

Total equity	533,758	477,648

Total liabilities, redeemable noncontrolling interest and equity	$718,896	$648,835

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues	$848,220	$708,407	$522,434

Cost and expenses
Instructional costs and services	498,398	408,560	307,111
Selling administrative and other operating expenses	283,032	245,274	174,762
Product development expenses	21,084	25,593	16,347

Total costs and expenses	802,514	679,427	498,220

Income from operations	45,706	28,980	24,214
Interest income (expense), net	851	(989)	(1,207)

Income before income tax expense and noncontrolling interest	46,557	27,991	23,007
Income tax expense	(20,023)	(11,882)	(11,342)

Net income	26,534	16,109	11,665
Add net loss attributable to noncontrolling interest	1,577	1,434	1,127

Net income attributable to common stockholders, including Series A stockholders	$28,111	$17,543	$12,792

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.72	$0.46	$0.37

Diluted	$0.72	$0.45	$0.37

Weighted average shares used in computing per share amounts:
Basic	36,267,345	35,802,678	31,577,758

Diluted	39,017,345	38,740,863	34,635,594

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Net income	$26,534	$16,109	$11,665
Other comprehensive income, net of tax
Foreign currency translation adjustment	(394)	72	28

Total other comprehensive income, net of tax	26,140	16,181	11,693
Comprehensive income attributable to noncontrolling interest	1,577	1,434	1,127

Comprehensive income attributable to common stockholders, including Series A stockholders	$27,717	$17,615	$12,820

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	K12 Inc Stockholders
	Common Stock		Common Stock—A			Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Accumulated Deficit	Noncontrolling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2010	30,441,412	$3	—	—	$361,344	—	$(139,496)	$4,141	$225,992
Net income (loss)(1)	—	—	—	—	—	—	12,792	(15)	12,777
Foreign currency translation adjustments	—	—	—	—	—	28	—	—	28
Stock based compensation expense	—	—	—	—	9,466	—	—	—	9,466
Exercise of stock options	1,131,747	—	—	—	13,364	—	—	—	13,364
Excess tax benefit from stock-based compensation	—	—	—	—	4,954	—	—	—	4,954
Issuance of restricted stock awards	451,143	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(40,618)	—	—	—	—	—	—	—	—
Series A Special Stock removal of redemption provision and approval of conversion right	—	—	2,750,000	63,112	—	—	—	—	63,112
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(938)	—	—	—	(938)
Stock issuance—TCV investment, net	4,000,000	1	—	—	125,618	—	—	—	125,619
Retirement of restricted stock for tax withholding	(56,232)	—	—	—	(1,627)	—	—	—	(1,627)

Balance, June 30, 2011	35,927,452	4	2,750,000	63,112	512,181	28	(126,704)	4,126	452,747
Net income (loss)(1)	—	—	—	—	—	—	17,543	28	17,571
Foreign currency translation adjustments	—	—	—	—	—	72	—	—	72
Stock based compensation expense	—	—	—	—	10,067	—	—	—	10,067
Exercise of stock options	217,956	—	—	—	3,380	—	—	—	3,380
Excess tax expense from stock-based compensation	—	—	—	—	(3,122)	—	—	—	(3,122)
Issuance of restricted stock awards	398,940	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(52,411)	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,462)	—	—	—	(1,462)
Retirement of restricted stock for tax withholding	(55,004)	—	—	—	(1,292)	—	—	—	(1,292)
Registration expenses for shares issued in private placement	—	—	—	—	(313)	—	—	—	(313)

Balance, June 30, 2012	36,436,933	4	2,750,000	63,112	519,439	100	(109,161)	4,154	477,648
Net income (loss)(1)	—	—	—	—	—	—	28,111	(558)	27,553
Foreign currency translation adjustments	—	—	—	—	—	(394)	—	—	(394)
Stock based compensation expense	—	—	—	—	14,374	—	—	—	14,374
Exercise of stock options	437,054	—	—	—	7,253	—	—	—	7,253
Excess tax benefit from stock-based compensation	—	—	—	—	8,889	—	—	—	8,889
Issuance of restricted stock awards	768,951	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(86,142)	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	981	—	—	—	981
Retirement of restricted stock for tax withholding	(116,134)	—	—	—	(2,546)	—	—	—	(2,546)

Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	$3,596	$533,758

(1)
Net income attributable to noncontrolling interest excludes $1.6 million, $1.4 million and $1.1 million for the years ended June 30, 2013, 2012 and 2011, respectively due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the consolidated balance sheet (See Note 10).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net income	$26,534	$16,109	$11,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,737	58,033	42,934
Stock based compensation expense	14,374	10,067	9,466
Excess tax (benefit) expense from stock based compensation	(8,889)	3,122	(4,954)
Deferred income taxes	15,770	10,297	10,978
Provision for doubtful accounts	2,070	204	1,472
Provision for inventory obsolescence	387	1,618	1,060
Provision for student computer shrinkage and obsolescence	482	1,038	219
Changes in assets and liabilities:
Accounts receivable	(27,708)	(64,270)	(15,810)
Inventories	(6,929)	(8,918)	(4,621)
Prepaid expenses	843	(784)	363
Other current assets	682	(5,260)	(1,825)
Deposits and other assets	(466)	764	(1,037)
Accounts payable	(2,115)	2,794	2,726
Accrued liabilities	3,226	(292)	615
Accrued compensation and benefits	4,616	4,275	1,976
Deferred revenue	3,119	3,351	6,760
Restricted cash	1,501	—	1,842
Deferred rent and other liabilities	2,059	843	3,384

Net cash provided by operating activities	95,293	32,991	67,213

Cash flows from investing activities
Purchases of property and equipment	(8,339)	(10,483)	(19,616)
Capitalized software development costs	(23,446)	(21,994)	(9,947)
Capitalized curriculum development costs	(18,560)	(16,123)	(18,086)
Purchase of Kaplan	—	(12,641)	—
Purchase of AEC, net of cash acquired of $3,841	—	—	(24,543)
Purchase of IS Berne, net of cash acquired of $1,563	—	—	(839)
Cash advanced for AEC performance escrow	—	—	(6,825)
Cash returned for AEC performance escrow	—	—	6,825
Cash paid for investment in Web	—	—	(10,000)

Net cash used in investing activities	(50,345)	(61,241)	(83,031)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	125,619
Repayments on capital lease obligations	(20,275)	(16,600)	(15,135)
Repayments on notes payable	(1,533)	(1,820)	(1,969)
Proceeds from notes payable	—	—	1,932
Borrowings from line of credit	—	—	15,000
Repayments under the line of credit	—	—	(15,000)
Proceeds from exercise of stock options	7,253	3,380	13,364
Payment of stock registration expense	—	(313)	—
Excess tax (benefit) expense from stock based compensation	8,889	(3,122)	4,954
Retirement of restricted stock for income tax withholding	(2,546)	(1,292)	(1,627)

Net cash provided by (used in) financing activities	(8,212)	(19,767)	127,138

Effect of foreign exchange rate changes on cash and cash equivalents	92	(430)	28

Net change in cash and cash equivalents	36,828	(48,447)	111,348
Cash and cash equivalents, beginning of year	144,652	193,099	81,751

Cash and cash equivalents, end of year	$181,480	$144,652	$193,099

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        K12 Inc. and its subsidiaries ("K12" or the "Company") is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, ("K-12"). The Company's mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company's inception, the Company has invested more than $350 million to develop and to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company's curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. For fiscal year 2014, the Company will manage virtual schools in 33 states and the District of Columbia.

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

        Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2013, 2012 and 2011 were $247.1 million, $183.5 million and $136.1 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

        The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company's multiple-element contracts do not qualify for separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element. Revenue from certain managed schools is recognized ratably over the period services are performed.

        Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company's ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses. For the years ended June 30, 2013, 2012 and 2011, the Company's revenue included a reduction for these school operating losses of $64.5 million, $54.8 million and $39.2 million, respectively.

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

        During the years ended June 30, 2013, 2012 and 2011, approximately 86%, 84% and 85%, respectively, of the Company's revenues were recognized from schools we managed. The Company had contracts with two schools that represented approximately 14% and 11% of revenues, respectively, during 2013, approximately 13% and 12% of revenues in 2012 and each represented about 13% of revenues in 2011. Approximately 7% and 11% of accounts receivable was attributable to a contract with one school as of June 30, 2013 and 2012.

  Reclassifications

        The Company has reclassified certain prior year enrollment costs from instructional costs and services to selling, administrative and other operating expenses to conform to the current year presentation. There was no effect on total costs and expenses, income from operations or net income from such reclassification.

  Shipping and Handling Costs

        Shipping and handling costs are expensed when incurred and are classified as instructional costs and services in the accompanying consolidated statements of operations. Shipping and handling charges invoiced to a customer and are included in revenues.

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

  Restricted Cash and Cash Equivalents

        During 2012, the Company had restricted cash for cash held in escrow pursuant to an agreement with a virtual public school managed by the Company. The escrow was released in 2013 and the restricted cash became unrestricted cash.

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

  Inventories

        Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools and utilized directly by students. Inventories represent items that are purchased and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve at June 30, 2013 and 2012 was $4.9 million and $4.5 million, respectively.

  Other Current Assets

        Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Web site development	3 years
Computer software	3 - 5 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

  Capitalized Software

        The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles—Goodwill and Other. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

        Capitalized software development additions totaled $23.4 million, $22.0 million and $9.9 million for the years ended June 30, 2013, 2012 and 2011, respectively. Amortization expense for the years ended June 30, 2013, 2012 and 2011 was $14.7 million, $11.7 million and $8.9 million, respectively.

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

        Total capitalized curriculum development additions were $18.6 million, $16.1 million and $18.1 million for the years ended June 30, 2013, 2012 and 2011, respectively. These amounts are recorded on the accompanying consolidated balance sheet, net of amortization and impairment charges. Amortization charges are recorded in product development expenses on the accompanying consolidated statements of operations. Amortization expense for the years ended June 30, 2013, 2012 and 2011 were $14.3 million, $12.4 million and $10.4 million, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

  Noncontrolling Interest

        Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company's consolidated balance sheets reflect noncontrolling interest within the equity section of the consolidated balance sheet, except for redeemable noncontrolling interests. Noncontrolling interest is classified separately in the Company's consolidated statements of stockholders' equity.

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

  Goodwill and Intangibles

        The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2013 and 2012, finite-lived intangible assets were recorded at $44.9 million and accumulated amortization of $12.8 million and $8.2 million, respectively. Amortization expense for the years ended June 30, 2013, 2012 and 2011 was $4.6 million, $4.7 million and $3.1 million, respectively. Future amortization of intangible assets is $3.1 million, $3.0 million, $2.9 million, $2.4 million and $2.4 million in the years ended June 30, 2014 through June 30, 2018, respectively and $18.1 million thereafter. As of June 30, 2013 and 2012, the goodwill balance was $61.4 million and $61.6 million, respectively.

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

        ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2013, 2012 and 2011 no goodwill impairment was recorded.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table represents goodwill additions during fiscal years ended June 30, 2013, 2012 and 2011:

($ in millions)	Amount
Rollforward of Goodwill
Balance as of June 30, 2011	$55.6

Kaplan	5.8
Other	0.2

Balance as of June 30, 2012	$61.6

Other	(0.2)

Balance as of June 30, 2013	$61.4

Intangible Assets:

	2013			2012
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(5.1)	$18.9	$24.0	$(3.1)	$20.9
Customer and distributor relationships	18.9	(6.5)	12.4	18.9	(4.0)	14.9
Developed technology	1.5	(1.0)	0.5	1.5	(0.9)	0.6
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$44.9	$(12.8)	$32.1	$44.9	$(8.2)	$36.7

  Impairment of Long-Lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no material impairment charge for the years ended June 30, 2013, 2012 or 2011.

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

  Net Income Per Common Share

        The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share ("EPS") reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards, was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company's common stock. Stock options and restricted awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company's consolidated balance sheets include restricted awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

method. Under the two-class method, all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

        The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2013	2012	2011
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income—K12	$28,111	$17,543	$12,792
Amount allocated to participating Series A stockholders	$(1,985)	$(1,252)	$(1,031)

Income available to common stockholders—basic	$26,126	$16,291	$11,761

Weighted average common shares—basic	36,267,345	35,802,678	31,577,758

Basic net income per share	$0.72	$0.46	$0.37

Dilutive earnings per share computation:
Income available to common stockholders—basic	$26,126	$16,291	$11,761
Amount allocated to participating Series A stockholders	$1,985	$1,252	$1,031

Net income—K12	$28,111	$17,543	$12,792

Share computation:
Weighted average common shares—basic	36,267,345	35,802,678	31,577,758
Series A Special Stock	2,750,000	2,750,000	2,520,833
Effect of dilutive stock options and restricted stock awards	—	188,185	537,003

Weighted average common shares outstanding—diluted	39,017,345	38,740,863	34,635,594

Diluted net income per share	$0.72	$0.45	$0.37

        The number of shares of common stock outstanding at June 30, 2013 was 37,440,662.

        As of June 30, 2013, 2012 and 2011, the shares of common stock issuable in connection with stock options of 1,181,820, 858,986 and 317,913, respectively, were not included in the diluted income per common share calculation since their effect was anti-dilutive.

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

        The following table summarizes certain fair value information at June 30, 2013 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$15,200	$—	$—	$15,200

Total	$15,200	$—	$—	$15,200

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

        The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2013.

	Fair Value June 30, 2012	Purchases, Issuances, and Settlements	Net Unrealized Gains/(Losses)	Fair Value June 30, 2013
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$17,200	$—	$(2,000)	$15,200
Investment in Web International Education Group	$10,000	(10,000)	$—	$—

Total	$27,200	$(10,000)	$(2,000)	$15,200

        The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third party valuation firm. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2013 the fair value was estimated at $15.2 million.

  Recent Accounting Pronouncements

        During 2013, the Company adopted a new accounting standard which resulted only in a change in how other comprehensive income (loss) is presented in its consolidated financial statements. The new standard did not have any impact on results of operations, financial position, or cash flows.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software

        Property and equipment consist of the following at:

	June 30,
	2013	2012
	(In thousands)
Student computers	$104,639	$81,925
Computer software	23,774	22,869
Computer hardware	17,162	14,607
Leasehold improvements	10,857	8,476
Office equipment	5,881	3,454
Furniture and fixtures	5,700	4,312
Web site development costs	1,115	1,115

	169,128	136,758
Less accumulated depreciation and amortization	(112,986)	(80,855)

	$56,142	$55,903

        The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $9.8 million, $9.6 million and $4.9 million during the years ended June 30, 2013, 2012 and 2011, respectively. Depreciation expense of $21.0 million, $17.7 million and $13.9 million related to computers leased to students is reflected in instructional costs and services was recorded during the years ended June 30, 2013, 2012 and 2011, respectively. Amortization expense of $1.4 million, $2.0 million and $1.7 million related to student software costs is reflected in instructional costs and services was recorded by the Company during the years ended June 30, 2013, 2012 and 2011, respectively.

        In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $8.1 million, $5.6 million and $2.9 million for the years ended June 30, 2013, 2012 and 2011, respectively.

        Capitalized software consists of the following at:

	June 30,
	2013	2012
	(In thousands)
Capitalized software costs	$87,166	$64,129
Less accumulated depreciation and amortization	(43,662)	(29,420)

	$43,504	$34,709

        The Company recorded amortization expense of $12.2 million, $9.6 million and $7.0 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2013, 2012 and 2011, respectively. Amortization expense of $0.8 million, $2.0 million and $1.3 million related to capitalized software development reflected in product development expenses was recorded during the years ended June 30, 2013, 2012 and 2011, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $1.7 million, $1.0 million and $0.6 million during the years ended June 30, 2013, 2012 and 2011, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

        Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	Year Ended June 30,
	2013	2012
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$3,545	$14,963
Accrued expenses	8,147	6,676
Stock compensation expense	9,616	7,285
Reserves	3,994	3,300
Federal tax credits	2,777	3,319
Other assets	2,006	1,962
Tax basis intangibles	638	724
Deferred rent	1,857	1,404
Deferred revenue	504	109

Total deferred tax assets	33,084	39,742

Deferred tax liabilities:
Capitalized software and website development costs	(15,812)	(12,707)
Purchased intangibles	(7,898)	(8,793)
Property and equipment	(10,616)	(13,180)
Capitalized curriculum development	(13,701)	(13,793)
Returned materials	(4,722)	(4,623)
Investment in Middlebury Interactive Languages	(997)	(1,031)

Total deferred tax liabilities	(53,746)	(54,127)

Deferred tax (liability) asset	(20,662)	(14,385)
Valuation allowance	(1,269)	(1,066)

Net deferred tax (liability) asset	$(21,931)	$(15,451)

Reported as:
Current deferred tax assets	$11,368	$16,140
Noncurrent deferred tax (liability)	(33,299)	(31,591)

Net deferred tax (liability) asset	$(21,931)	$(15,451)

        The Company maintains a valuation allowance on net deferred tax assets of $1.3 million and $1.1 million as of June 30, 2013 and 2012, respectively, related to state and foreign income tax net operating losses ("NOL") as the Company does not believe it is more likely than not that it will utilize these deferred tax assets. The Company adjusted its valuation allowance for the year ended June 30,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

2013 to increase the valuation allowance on certain state NOLs. The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings from because such earnings are considered to be permanently reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2013 amounted to $3.1 million. If such earnings were not permanently reinvested, a U.S. deferred income tax liability of approximately $1.0 million would have been required.

        Under the provision of ASC 718, Compensation—Stock Compensation, the amount of the NOL carryforward related to stock-based compensation expense is not recognized until the stock-based compensation tax deductions reduce taxes payable. Accordingly, the NOLs historically reported in gross deferred tax assets did not include the component of the NOL related to excess tax deductions over book compensation cost related to stock-based compensation. During the year ended June 30, 2013 the Company utilized all of the remaining NOL related to excess tax deduction, which resulted in an $8.4 million increase to capital in excess of par value for the year ended June 30, 2013. The total net increase/ (decrease) from the excess tax benefits from the stock-based compensation of $8.9 million, $(3.1) million, and $4.9 million was recorded to capital in excess of par value for years ended June 30, 2013, 2012 and 2011, respectively. At June 30, 2013, the Company had available federal NOL carryforwards of $6.3 million. These NOLs expire between 2021 and 2031 if unused.

        At June 30, 2013 and 2012, the Company had available Research and Development Credits of $3.3 million and $4.0 million, respectively. During the year ended June 30, 2013, the Company used $1.2 million of the R&D credit. The unused R&D credits will expire between 2025 and 2033 if unused.

        For the years ended June 30, 2013 and 2012, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

        The related components of the income tax expense for the years ended June 30, 2013, 2012 and 2011 were as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$1,153	$154	$3,935
State	3,134	1,358	1,267
Foreign	(34)	73	170

Total current	4,253	1,585	5,372
Deferred:
Federal	16,388	8,891	5,539
State	(784)	1,219	431
Foreign	166	187	—

Total deferred	15,770	10,297	5,970

Total income tax expense	$20,023	$11,882	$11,342

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2013	2012	2011
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	0.4	1.4	1.6
Lobbying	1.6	2.4	3.6
State taxes, net of federal benefit	3.5	6.6	4.4
Transaction costs	0.4	—	5.9
Research and development tax credits	(0.7)	(1.0)	(2.5)
Effects of foreign operations	2.4	(2.7)	(0.8)
Noncontrolling interests	0.9	1.8	1.7
Other	(0.5)	(1.1)	0.4

Provision for income taxes	43.0%	42.4%	49.3%

        The effective income tax rates during the years ended June 30, 2013, 2012 and 2011 were 43.0%, 42.4%, and 49.3%, respectively. The primary cause of the changes in the effective tax rate were nondeductible transaction costs, other nondeductible costs, state taxes and the effects of foreign operations.

Tax Uncertainties

        The Company follows the provisions of ASC 740-10 which applies to all tax positions related to income taxes. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2013 and 2012, the Company had no interest or penalties accrued.

        The Company has established an ASC 740-10 reserve related to the research and development credits.

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Balance at beginning of the year	$906	$817	$261
Additions for prior year tax positions	302	—	365
Additions for current year tax positions	138	89	191

Balance at end of the year	$1,346	$906	$817

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2000 are still open. The statute of limitations for certain states for certain subsidiaries that have generated income may only extend back to 2008. The returns of the foreign subsidiaries are open to examination for the periods dating back to 2008.

        If recognized, all of the $1.3 million balance of unrecognized tax benefits would affect the effective tax rate. It is reasonably expected that unrecognized tax benefits related to income tax issues will not change by a significant amount over the next twelve months.

6. Lease Commitments and Note Payable

Capital leases

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million and $27.5 million as of June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $35.5 million and $31.0 million, respectively, with lease interest rates ranging from 2.56% to 3.15%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit is subject to cross default compliance provisions in the Company's line of credit agreement (see Note 7). The net carrying value of leased student computers as of June 30, 2013 and 2012 was $31.2 million and $27.5 million, respectively.

        In July 2013, the Company extended its leasing agreement with an annual leasing availability of $35.0 million for 2014. This availability expires in June 2014 and interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between May 29, 2013 and the Lease Commencement Date.

Note payable

        The Company has purchased computer software licenses and maintenance services through an unsecured note payable at an interest rate of 3.4% and payment terms of three years. There are no covenants associated with this note payable.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments and Note Payable (Continued)

        The following is a summary as of June 30, 2013 of the present value of the net minimum lease payments on capital leases and note payable under the Company's commitments:

($ in thousands)	Capital Leases	Note Payable	Total
2014	$20,145	$393	$20,538
2015	12,741	—	12,741
2016	3,655	—	3,655

Total minimum lease payments	36,541	393	36,934
Less amount representing interest (imputed weighted average interest rate of 2.86%)	(1,039)	(3)	(1,042)

Net minimum lease payments	35,502	390	35,892
Less current portion	(19,395)	(390)	(19,785)

Present value of net minimum payments, less current portion	$16,107	$—	$16,107

Operating leases

        The Company has fixed non-cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

        Rent expense was $7.7 million, $7.8 million and $6.5 million for the years ended June 30, 2013, 2012 and 2011, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

($ in thousands)	Year Ending June 30,
2014	$7,065
2015	7,284
2016	6,845
2017	6,542
2018	6,471
Thereafter	23,250

Total future minimum lease payments	$57,457

7. Line of Credit

        The Company has a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., for general corporate operating purposes, which we refer to as the Credit Agreement. The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended to release liens that had previously secured the facility. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its "prime rate", (b) the federal funds open rate plus 0.5%

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

7. Line of Credit (Continued)

and (c) the Daily London Interbank Offered Rate (LIBOR) plus 1.0%; or (ii) the applicable London Interbank Offered Rate (LIBOR) divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against "Eurocurrency liabilities" plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility, under which $0.3 million was used as of June 30, 2013. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

        The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries' abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. We must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of June 30, 2013 and 2012, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit during fiscal year 2013. We are currently evaluating our line of credit requirements and we may extend our existing agreement or enter into a different line of credit arrangement before the December 31, 2013 expiration date, although there can be no assurance that we will be able to do so on reasonable terms, if at all.

8. Equity Transactions

        The Company's Second Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2013 or 2012.

Investment by Technology Crossover Ventures in K12 Inc.

        In April 2011, the Company completed a private placement sale of 4.0 million shares of restricted common stock at a price of $31.46 per share to Technology Crossover Ventures ("TCV"). The gross proceeds of $125.8 million were unrestricted and available for acquisitions, strategic investments and general corporate purposes. Under the terms of the transaction, the Company granted TCV the right to participate on a pro-rata basis in any subsequent private offerings of common stock by the Company, subject to certain exclusions such as issuances in connection with acquisitions or employee equity plans. As provided by the terms of the transaction, the Company filed a resale registration statement with respect to these shares with the Securities and Exchange Commission and the registration statement was declared effective on December 28, 2011.

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special stock in connection with its acquisition of KC Distance Learning, Inc. (See note 12). The holders of the Series A Special stock have the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan

        The Company adopted a Stock Option Plan in May 2000 (the "Option Plan") under which, employees, outside directors and independent contractors could participate in the Company's future performance through awards of nonqualified stock options to purchase common stock. In December 2003, the total number of common stock shares reserved for grant and issuance pursuant to the Option Plan was increased to 2,549,019 shares. In November 2007, the Company's Board adopted the 2007 Equity Incentive Award Plan (the "2007 Plan") increasing the number of common stock shares reserved for issuance to 4,213,921 shares plus increases in the shares pursuant to an "evergreen provision" that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2013, 2012 and 2011. There have been no grants of nonqualified stock options to independent contractors.

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

        The fair value of the Company's service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	51% to 58%	48% to 55%	48%
Risk-free interest rate	0.62% to 1.23%	0.68% to 0.96%	1.25% to 2.37%
Expected life of the option term (in years)	4.82 to 5.14	5.11 to 5.25	5.11
Forfeiture rate	10% to 28%	10% to 27%	20% to 30%

        The fair value of the options granted for the years ended June 30, 2013, 2012 and 2011 was $6.9 million, $4.6 million and $1.1 million, respectively. This amount will be expensed over the required service period.

        Dividend yield—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

        Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Since the Company did not have sufficient historical data, the basis for the standard option volatility calculation is derived from known publicly traded comparable companies. The annual volatility

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

for these companies is derived from their historical stock price data. Beginning in 2014, the Company expects to use its own volatility rather than utilizing a peer group volatility.

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

        Stock option activity including stand-alone agreements during the years ended June 30, 2013, June 30, 2012 and June 30, 2011 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2010	3,913,847	$16.81	5.06	$24,911
Granted	119,000	30.65
Exercised	(1,131,747)	11.79
Forfeited or canceled	(135,371)	21.46

Outstanding, June 30, 2011	2,765,729	$19.23	4.58	$38,485
Granted	489,486	25.22
Exercised	(217,956)	15.08
Forfeited or canceled	(87,319)	23.34

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	740,509	21.35
Exercised	(437,054)	16.59
Forfeited or canceled	(360,207)	28.93

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038

Stock options exercisable at June 30, 2013	1,795,313	$18.78	3.88	$13,499

        Stock options outstanding at June 30, 2013 included 368,575 options related to performance or market based options. During the year ended June 30, 2013, performance or market based options vested were 29,412. During the year ended June 30, 2013, 294,117 performance or market based options were forfeited. Stock options exercisable at June 30, 2013 included 289,216 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The total intrinsic value of options exercised for the years ended June 30, 2013, 2012 and 2011 was $3.4 million, $3.6 million and $22.2 million, respectively.

        As of June 30, 2013, there was $9.4 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and November 2007. The cost is expected to be recognized over a weighted average period of 2.64 years. During the years ended June 30, 2013, 2012 and 2011, the Company recognized $5.0 million, $4.5 million and $5.2 million of stock based compensation expense. The total income tax (expense)/benefit recognized in the consolidated statements of operations related to stock options exercised during the years ended June 30, 2013, 2012 and 2011 was $8.9 million, $(3.1) million and $5.0 million, respectively.

Restricted Stock Awards

        The Company has approved grants of restricted stock awards ("RSA") pursuant to the 2007 Plan. Under the Plan, employees, outside directors and independent contractors are able to participate in the Company's future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSA's, generally over three years. Under the 2007 Plan, there have been no awards of restricted stock to independent contractors.

        Restricted stock award activity during the years ended June 30, 2013, 2012 and 2011 was as follows:

	Shares	Weighted-Average Fair Value
Nonvested, June 30, 2010	187,850	$18.46
Granted	451,143	25.19
Vested	(154,224)	22.08
Canceled	(40,618)	23.03

Nonvested, June 30, 2011	444,151	23.62
Granted	398,940	26.19
Vested	(199,043)	23.46
Canceled	(52,411)	26.86

Nonvested, June 30, 2012	591,637	25.12
Granted	768,951	21.78
Vested	(346,309)	24.00
Canceled	(86,142)	23.01

Nonvested, June 30, 2013	928,137	$22.97

        During the year ended June 30, 2013, 192,500 new performance based restricted stock awards were granted and 237,500 were outstanding at June 30, 2013. Vesting of the performance-based restricted stock awards is contingent on certain financial performance goals.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        The fair value of restricted stock awards granted for the year ended June 30, 2013 was $14.4 million. As of June 30, 2013, there was $15.3 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.12 years. The total fair value of shares vested during the year ended June 30, 2013 was $8.0 million. During the years ended June 30, 2013, 2012 and 2011, the Company recognized $9.4 million, $5.6 million and $4.3 million, respectively, of stock-based compensation expense related to restricted stock awards.

10. Redeemable Noncontrolling Interest

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

        The following is a summary of the activity of the redeemable noncontrolling interest for the years ended June 30, 2013 and 2012:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2011	$17,200
Net loss	(1,462)
Adjustment to redemption value	1,462

Balance of redeemable noncontrolling interest at June 30, 2012	17,200
Net loss	(1,019)
Adjustment to redemption value	(981)

Balance of redeemable noncontrolling interest at June 30, 2013	$15,200

11. Commitments and Contingencies

Litigation

        In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

IpLearn

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted the Company's motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn's claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and the parties are preparing for claims construction hearings later this year.

Hoppaugh Complaint and Related Matters

        On July 25, 2013, the court approved the final settlement of the securities class-action lawsuit captioned David Hoppaugh et al. v. K12 Inc. et. al., that had been filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. I:12-CV-00103-CMH-IDD. None of the terms in the final settlement agreement changed from those preliminarily approved by the court on March 22, 2013. Additionally, all parties in a federal stockholder derivative action that was pending against the Company, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR, filed in the United States District Court for the District of Delaware, filed a stipulation of settlement and petitioned the court to dismiss the matter with prejudice. On July 29, 2013, the court granted its preliminary approval of the settlement, subject to a notice period during which stockholders have the opportunity to comment on the settlement terms prior to the final hearing.

Employment Agreements

        The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company's Executive Chairman and CEO that have three year terms, all other agreements provide for employment on an "at-will" basis. If the employee is terminated for "good reason" or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $10.0 million related to lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Acquisitions and Investments

  KC Distance Learning, Inc.

        On July 23, 2010 the Company acquired all of the stock of KCDL, a provider of online curriculum and public and private virtual education. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $1.9 million.

Pro forma Results of Operations (unaudited, in thousands)	Year ended June 30, 2011
Revenues	$523,755
Net Income	$10,839

  The American Education Corporation

        In December 2010, the Company acquired the stock of The American Education Corporation (AEC) for a total cash purchase price of $35.2 million, including certain amounts held in escrow (which the Company received back) of $6.8 million and cash of $3.7 million, resulting in a net purchase price of approximately $24.5 million. The acquisition increased the Company's portfolio of innovative, high quality instruction and curriculum used by school districts all over the country. The acquisition of AEC has been included in the Company's results since the acquisition date of December 1, 2010. The AEC acquisition had an immaterial proforma impact on 2011 results. The allocation of the purchase price to the identifiable tangible and intangible assets and liabilities assumed under the purchase method of accounting was finalized during 2012.

  Investment in Web International Education Group, Ltd.

        In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web, a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company's option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10 million investment plus interest of 8%, which Web is contractually required to pay by May 6, 2014. The Company reclassified this $10.0 million investment to a receivable and recorded interest income of $2.0 million, both of which are included in other current assets.

  International School of Berne

        On April 1, 2011, the Company finalized its acquisition of the operations and substantially all assets of the International School of Berne (IS Berne) for 2 million Swiss francs ($2.2 million). IS Berne is a traditional school located in Berne, Switzerland serving students in grades Pre-K through 12. IS Berne is an International Baccalaureate school, which has been operating for over 50 years. The Company purchased the right to operate IS Berne and substantially all of its assets excluding real estate. Slightly more than half of the purchase price was allocated to goodwill and the purchase price allocation was finalized during 2012. The results of operations of IS Berne have been included since the date of acquisition. The IS Berne acquisition had an immaterial proforma impact on 2011 results.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Acquisitions and Investments (Continued)

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

13. Related Party Transactions

        For the years ended June 30, 2013, 2012 and 2011, the Company purchased services and assets in the amount of $0.2 million $0.6 million, and $1.3 million, respectively, from Knowledge Universe Technologies (KUT) pursuant to a Transition Services Agreement related to the Company's acquisition of KCDL. KUT is an affiliate of Learning Group, LLC, a related party. Additionally, KCDL has capital leases with an outstanding balance due to KCDL Holdings, Inc. of $0 as of June 30, 2013 and $0.1 million as of June 30, 2012.

        During 2012, in accordance with the original terms of the joint venture agreement, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. No additional loans were made during fiscal year 2013. The loan is repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company's financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

14. Employee Benefits

        The Company maintains a 401(k) Salary Deferral Plan (the 401(k) Plan) for its employees. Employees at least 18 years of age who have been employed for at least 30 days may voluntarily contribute up to 15% of their compensation to the Plan on a pretax basis. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant's compensation, which begins following six months of service with full vesting after three years of service. The Company expensed $2.6 million, $0.6 million and $0.4 million during each of the years ended June 30, 2013, 2012 and 2011, respectively under the 401(k) plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
(In thousands)	2013	2012	2011
Cash paid for interest	$1,237	$981	$1,216

Cash paid for taxes	$1,517	$294	$4,616

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations	$24,703	$27,209	$15,645

Property and equipment financed by notes payable	$—	$—	$1,872

Cash receipts in transit from exercise of stock options	$—	$—	$87

Business Combinations
—Current Assets	$—	$1,043	$13,396

—Property, equipment and software development costs	$—	$1,941	$12,938

—Capitalized curriculum development costs	$—	$1,000	$8,073

—Intangible assets	$—	$3,115	$27,310

—Goodwill	$—	$5,992	$53,789

—Other non-current assets	$—	$—	$198

—Deferred tax liabilities	$—	$—	$(6,989)

—Assumed liabilities	$—	$—	$(12,229)

—Deferred revenue	$—	$(405)	$(5,554)

—Other non-current liabilities	$—	$—	$(738)

—Contingent consideration	$—	$—	$(1,700)

—Issuance of Series A Special Stock	$—	$—	$(63,112)

16. Quarterly Results of Operations (Unaudited)

        The unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results of Operations (Unaudited) (Continued)

of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company's last eight quarters.

	2013
	(In thousands)
	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012
Consolidated Quarterly Statements of Operations
Revenues	$203,087	$218,009	$206,028	$221,096
Cost and expenses
Instructional costs and services	129,192	127,759	122,799	118,648
Selling, administrative and other operating expenses	66,206	65,828	61,379	89,619
Product development expenses	6,268	5,070	5,578	4,168

Total costs and expenses	201,666	198,657	189,756	212,435

Income from operations	1,421	19,352	16,272	8,661
Interest income (expense), net	1,657	(306)	(272)	(228)

Income before income tax expense and noncontrolling interest	3,078	19,046	16,000	8,433
Income tax expense	(1,828)	(7,626)	(6,680)	(3,889)

Net income	1,250	11,420	9,320	4,544
Add net loss attributable to noncontrolling interest	1,018	555	191	(187)

Net income attributable to common stockholders, including Series A stockholders	$2,268	$11,975	$9,511	$4,357

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.06	$0.31	$0.24	$0.11

Diluted	$0.06	$0.31	$0.24	$0.11

Weighted average shares used in computing per share amounts:
Basic	36,642,685	36,283,353	36,118,519	36,029,252

Diluted	39,475,382	39,033,353	38,868,519	38,779,252

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results of Operations (Unaudited) (Continued)

	2012
	(In thousands)
	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011
Consolidated Quarterly Statements of Operations
Revenues	$170,402	$178,175	$166,500	$193,330
Cost and expenses
Instructional costs and services	102,617	105,955	98,909	101,079
Selling, administrative and other operating expenses	60,970	53,619	52,925	77,760
Product development expenses	4,783	7,012	7,574	6,224

Total costs and expenses	168,370	166,586	159,408	185,063

Income from operations	2,032	11,589	7,092	8,267
Interest income (expense), net	(267)	(265)	(236)	(221)

Income before income tax expense and noncontrolling interest	1,765	11,324	6,856	8,046
Income tax expense	(571)	(4,638)	(2,976)	(3,697)

Net income	1,194	6,686	3,880	4,349
Add net loss attributable to noncontrolling interest	607	291	285	251

Net income attributable to common stockholders, including Series A stockholders	$1,801	$6,977	$4,165	$4,600

Net income attributable to common stockholders per share, excluding Series A stockholders*:
Basic	$0.05	$0.18	$0.11	$0.12

Diluted	$0.05	$0.18	$0.11	$0.12

Weighted average shares used in computing per share amounts:
Basic	35,952,162	35,876,829	35,755,685	35,629,836

Diluted	38,723,316	38,663,576	38,726,779	38,704,075

*
Includes the effect of rounding

SCHEDULE II
K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED June 30, 2013, 2012 and 2011

1. ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2013	$1,623,974	2,070,033	1,133,800	$2,560,207
June 30, 2012	$1,777,481	204,386	357,893	$1,623,974
June 30, 2011	$1,362,530	1,471,510	1,056,559	$1,777,481

2. INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2013	$4,506,981	386,802	—	$4,893,783
June 30, 2012	$2,916,659	1,617,623	27,301	$4,506,981
June 30, 2011	$1,903,448	1,060,157	46,946	$2,916,659

3. COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2013	$1,507,299	482,188	1,087	$1,988,400
June 30, 2012	$1,063,285	1,038,132	594,118	$1,507,299
June 30, 2011	$843,876	219,409	—	$1,063,285

(1)
A reserve account is maintained against potential shrinkage and obsolescence for computers provided to the Company's students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2013 and 2012, certain computers were written off against the reserve.

4. INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Assets Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2013	$1,065,829	203,137	—	$1,268,966
June 30, 2012	$915,945	149,884	—	$1,065,829
June 30, 2011	$820,213	95,732	—	$915,945

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework." As a result of management's evaluation of our internal control over financial reporting, management concluded that as of June 30, 2013, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on page 115 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

        In addition, management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, under supervision of the Executive Chairman, Chief Executive Officer and Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of June 30, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited K12 Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
August 29, 2013

ITEM 9B.    OTHER INFORMATION

        None

PART III

        We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our 2013 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

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

K12 INC.
By:	/s/ NATHANIEL A. DAVIS
	Name:	Nathaniel A. Davis
	Title:	Executive Chairman
August 29, 2013
By:	/s/ RONALD J. PACKARD
	Name:	Ronald J. Packard
	Title:	Chief Executive Officer
August 29, 2013

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Nathaniel A. Davis, Ronald J. Packard, James J. Rhyu and Howard D. Polsky, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Executive Chairman (Principal Executive Officer)	August 29, 2013
/s/ RONALD J. PACKARD Ronald J. Packard	Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2013
/s/ JAMES J. RHYU James J. Rhyu	Chief Financial Officer (Principal Financial Officer)	August 29, 2013

Signature	Title	Date

Craig R. Barrett	Director	August 29, 2013
/s/ GUILLERMO BRON Guillermo Bron	Director	August 29, 2013
/s/ ADAM L. COHN Adam L. Cohn	Director	August 29, 2013
/s/ JOHN M. ENGLER John M. Engler	Director	August 29, 2013
/s/ STEVEN B. FINK Steven B. Fink	Director	August 29, 2013
/s/ MARY H. FUTRELL Mary H. Futrell	Director	August 29, 2013
Jon Q. Reynolds	Director	August 29, 2013
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	August 29, 2013

Exhibit Index

Exhibit No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.2		Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
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
10.15		Voting Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2010).
10.16
Stockholders Agreement by and among K12 Inc., KCDL Holdings LLC, Learning Group LLC, Learning Group Partners, Knowledge Industries LLC, and Cornerstone Financial Group LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

Exhibit No.		Description of Exhibit
10.17	*	Amendment to Amended and Restated Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).
10.18	*^	Amended and Restated Employment Agreement of Ronald J. Packard (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).
10.19
Securities Purchase Agreement among K12 Inc. and The Other Parties Named Herein (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 18, 2011).
10.20		Investor Rights Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 29, 2011).
10.21	*	Employment Agreement of Timothy L. Murray (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.22		Sixth Amendment to Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).
10.22	*
Amended and Restated Employment Agreement for Ronald J. Packard dated January 7, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).
10.23
Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of November 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.24
First Amendment to the Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of April 8, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.25	*
First Amendment to Amended and Restated Employment Agreement for Ronald J. Packard, effective April, 29, 2013(incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.26
Second Amended and Restated Educational Products, and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio L.L.C (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 2007).
10.27	*
Employment Agreement for Nathaniel A. Davis effective as of January 7, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).
10.28	*	First Amendment to Employment Agreement for Nathaniel A. Davis effective as of January 7, 2013.
10.29	*	Employment Agreement of James J. Rhyu.

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of K12 Inc.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

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