Form 10-Q
period 2013-09-30
K12 INC
filed 2013-11-07
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 31, 2013 the Registrant had 41,140,663 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$163,474	$181,480
Accounts receivable, net of allowance of $2,645 and $2,560 at September 30, 2013 and June 30, 2013, respectively	271,808	186,459
Inventories, net	28,013	44,395
Current portion of deferred tax asset	21,478	11,368
Prepaid expenses	11,206	10,331
Other current assets	32,385	23,916
Total current assets	528,364	457,949
Property and equipment, net	62,892	56,142
Capitalized software, net	44,782	43,504
Capitalized curriculum development costs, net	63,989	64,599
Intangible assets, net	31,332	32,139
Goodwill	61,523	61,413
Deposits and other assets	5,415	3,150
Total assets	$798,297	$718,896
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$21,664	$19,395
Current portion of note payable	—	390
Accounts payable	50,617	21,838
Accrued liabilities	15,702	17,027
Accrued compensation and benefits	12,063	21,970
Deferred revenue	74,549	28,567
Total current liabilities	174,595	109,187
Capital lease obligations, net of current portion	18,981	16,107
Deferred rent, net of current portion	8,920	8,833
Deferred tax liability	39,575	33,299
Other long-term liabilities	2,598	2,512
Total liabilities	244,669	169,938
Commitments and contingencies	—	—
Redeemable noncontrolling interest	15,200	15,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,143,988 and 37,440,662 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	4	4
Additional paid-in capital	621,254	548,390
Series A Special Stock, par value $0.0001; 2,750,000 authorized; zero and 2,750,000 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	—	63,112
Accumulated other comprehensive loss	(189)	(294)
Accumulated deficit	(86,090)	(81,050)
Total K12 Inc. stockholders’ equity	534,979	530,162
Noncontrolling interest	3,449	3,596
Total equity	538,428	533,758
Total liabilities, redeemable noncontrolling interest and equity	$798,297	$718,896

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
	(In thousands, except share and per share data)
Revenues	$228,366	$221,096
Cost and expenses
Instructional costs and services	132,902	118,648
Selling, administrative, and other operating expenses	98,244	89,619
Product development expenses	5,684	4,168
Total costs and expenses	236,830	212,435
Income (loss) from operations	(8,464)	8,661
Interest expense, net	(84)	(228)
Income (loss) before income tax expense and noncontrolling interest	(8,548)	8,433
Income tax (expense) benefit	3,450	(3,889)
Net income (loss)	(5,098)	4,544
Adjust net (income) loss attributable to noncontrolling interest	58	(187)
Net income (loss) attributable to common stockholders, including Series A stockholders	$(5,040)	$4,357
Net income (loss) attributable to common stockholders per share, excluding Series A stockholders through the conversion date September 3, 2013:
Basic and Diluted	$(0.13)	$0.11
Weighted average shares used in computing per share amounts:
Basic and Diluted	37,868,928	36,029,252

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Net income (loss)	$(5,098)	$4,544

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	105	(314)

Total other comprehensive income (loss), net of tax	(4,993)	4,230

Comprehensive (income) loss attributable to noncontrolling interest	58	(187)

Comprehensive income (loss) attributable to common stockholders, including Series A stockholders	$(4,935)	$4,043

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
(In thousands, except share and	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
per share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total

Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	$3,596	$533,758
Net loss (1)	—	—	—	—	—	—	(5,040)	(147)	(5,187)
Foreign currency translation adjustment	—	—	—	—	—	105	—	—	105
Conversion of Series A Special Stock to common stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,680	—	—	—	3,680
Exercise of stock options	380,644	—	—	—	7,106	—	—	—	7,106
Excess tax benefit from stock-based compensation	—	—	—	—	385	—	—	—	385
Issuance of restricted stock awards	624,723	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5,790)	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	89	—	—	—	89
Retirement of restricted stock for tax withholding	(46,241)	—	—	—	(1,508)	—	—	—	(1,508)
Balance, September 30, 2013	41,143,998	$4	—	$—	$621,254	$(189)	$(86,090)	$3,449	$538,428

(1)             Net loss attributable to noncontrolling interests excludes $(0.1) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(5,098)	$4,544
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	16,950	15,661
Stock-based compensation expense	3,680	2,872
Excess tax benefit from stock-based compensation	(385)	(1,086)
Deferred income taxes	(3,450)	3,488
Provision for doubtful accounts	302	397
Provision for inventory obsolescence	8	42
Provision (benefit) for student computer shrinkage and obsolescence	(260)	373
Changes in assets and liabilities:
Accounts receivable	(85,659)	(98,297)
Inventories	16,374	9,699
Prepaid expenses	(861)	(3,431)
Other current assets	(8,524)	(5,842)
Deposits and other assets	(220)	299
Accounts payable	28,773	9,419
Accrued liabilities	(1,353)	2,368
Accrued compensation and benefits	(9,907)	(5,134)
Deferred revenue	45,542	44,308
Release of restricted cash	—	1,501
Deferred rent	175	1,605
Net cash used in operating activities	(3,913)	(17,214)
Cash flows from investing activities
Purchase of property and equipment	(4,274)	(3,863)
Capitalized software development costs	(5,006)	(6,289)
Capitalized curriculum development costs	(3,322)	(5,092)
Mortgage note to managed school partner	(2,100)	—
Net cash used in investing activities	(14,702)	(15,244)
Cash flows from financing activities
Repayments on capital lease obligations	(5,556)	(4,622)
Repayments on note payable	(390)	(380)
Proceeds from exercise of stock options	7,106	56
Excess tax benefit from stock-based compensation	385	1,086
Repurchase of restricted stock for income tax withholding	(1,508)	(645)
Net cash provided by (used in) financing activities	37	(4,505)
Effect of foreign exchange rate changes on cash and cash equivalents	572	249
Net change in cash and cash equivalents	(18,006)	(36,714)
Cash and cash equivalents, beginning of period	181,480	144,652
Cash and cash equivalents, end of period	$163,474	$107,938

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since the Company’s inception, the Company has invested more than $350 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company manages virtual public schools in 33 states and the District of Columbia.

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

2.            Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2013 and 2012, the condensed consolidated statements of cash flows for the three months ended September 30, 2013 and 2012, and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2013, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2013.

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

Where the Company provides turn-key management service, it has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605, Revenue Recognition. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended September 30, 2013 and 2012 were $52.2 million and $47.6 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

Under the contracts where the Company provides turn-key management services to schools, the Company has generally agreed to absorb any cumulative operating losses of the schools over the respective contract period. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses.

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

During the three months ended September 30, 2013, the Company had a contract with one school that represented approximately 12% of revenues. During the three months ended September 30, 2012, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year. Approximately 10% and 7% of accounts receivable was attributable to a contract with one school as of September 30, 2013 and June 30, 2013, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.8 million and $4.9 million at September 30, 2013 and June 30, 2013, respectively

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended September 30, 2013 and 2012 was $8.5 million and $7.7 million, respectively.

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

Capitalized software development additions totaled $5.0 million and $6.3 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense for the three months ended September 30, 2013 and 2012 was $3.7 million and $3.3 million, respectively.

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

Total capitalized curriculum development additions were $3.3 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2013 and 2012 was $3.9 million and $3.5 million, respectively.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of September 30, 2013.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net (income) loss attributable to noncontrolling interest reflects only the Company’s share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect the noncontrolling interest within the equity section of the condensed consolidated balance sheets rather than in the mezzanine section of the condensed consolidated balance sheets, except for redeemable noncontrolling interest. Noncontrolling interest is classified separately in the Company’s condensed consolidated statements of equity (deficit).

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2013 and 2012 was $0.8 million and $1.1 million, respectively. Future amortization of intangible assets is $2.3 million, $3.1 million, $3.0 million, $2.4 million and $2.4 million in the fiscal years ending June 30, 2014 through June 30, 2018, respectively, and $18.1 million thereafter. As of September 30, 2013 and June 30, 2013, goodwill balances were $61.5 million and $61.4 million, respectively.

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

ASC 350 prescribes a process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31 of each year.

The following table represents goodwill movements during the fiscal quarter ended September 30, 2013:

Rollforward of Goodwill	Amount
($ in thousands)
Balance as of June 30, 2013	$61,413
Adjustments due to foreign exchange translations	110
Balance as of September 30, 2013	$61,523

The following table represents the balance of intangible assets as of September 30, 2013 and June 30, 2013:

Intangible Assets:

	September 30, 2013			June 30, 2013
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$24.0	$(5.3)	$18.7	$24.0	$(5.1)	$18.9
Customer and distributor relationships	18.9	(6.8)	12.1	18.9	(6.5)	12.4
Developed technology	1.5	(1.3)	0.2	1.5	(1.0)	0.5
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$44.9	$(13.6)	$31.3	$44.9	$(12.8)	$32.1

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three months ended September 30, 2013 and 2012.

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

The redeemable noncontrolling interest is a result of the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”). Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.

The following table summarizes certain fair value information at September 30, 2013 and June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$15,200	$—	$—	$15,200
Total	$15,200	$—	$—	$15,200

The fair value of the redeemable noncontrolling interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2013. As of September 30, 2013, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. The Series A Special stock was considered participating until all shares were converted into common stock on September 3, 2013. Participating securities are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. EPS is presented using the two-class method in the period ended September 30, 2012 only, since the Series A Special stock was outstanding.

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2013	2012
	(In thousands except shares and
	per share data)
Basic and dilutive earnings (loss) per share computation:
Net income (loss) — K12	$(5,040)	$4,357
Amount allocated to participating Series A stockholders	—	(309)
Income (loss) available to common stockholders — basic and diluted	$(5,040)	$4,048
Weighted average common shares — basic and diluted	37,868,928	36,029,252
Basic and diluted net income (loss) per share	$(0.13)	$0.11

The basic and diluted weighted average common shares were the same for the three months ended September 30, 2013, as the inclusion of dilutive securities and Series A special stock prior to the conversion date would have been anti-dilutive.  At September 30, 2013, we had 41,143,988 shares issued and outstanding, which included the 2,750,000 common shares associated with the Series A special stock conversion.

The basic and diluted weighted average common shares were the same for the three months ended September 30, 2012, as dilutive securities were out of the money based on a lower average stock price during the period.

Recent Accounting Pronouncements

Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

4.               Income Taxes

The benefit (expense) for income taxes is based on income (loss) reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2013 and 2012, the Company’s effective income tax rate was a 40.4% benefit and 46.1% expense, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign operations, state income taxes, and other nondeductible costs.

5.            Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35 million expires in June 2014. As of September 30, 2013 and June 30, 2013, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $40.6 million and $35.5 million, respectively, with lease interest rates ranging from 2.56% to 3.15%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between May 29, 2013 and the Lease Commencement Date (as defined in the lease line of credit). The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit is subject to cross default compliance provisions in the Company’s line of credit agreement. The net carrying value of leased student computers as of September 30, 2013 and June 30, 2013 was $36.4 million and $31.2 million, respectively.

The following is a summary as of September 30, 2013 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
September 30,	Leases
($ in thousands)

2014	$22,519
2015	14,121
2016	5,276
Thereafter	—

Total minimum payments	41,916
Less amount representing interest (imputed weighted average capital lease interest rate of 2.83%)	(1,271)

Net minimum payments	40,645
Less current portion	(21,664)

Present value of minimum payments, less current portion	$18,981

Note Payable

The Company purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at 3.4% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangement. The balance of the note payable at September 30, 2013 and June 30, 2013 was zero and $0.4 million, respectively.

6.               Line of Credit

The Company has a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A. (“PNC”), for general corporate operating purposes, (the “Credit Agreement”). The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended to release liens that had previously secured the facility. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate (“LIBOR”) plus 1.0%; or (ii) the applicable LIBOR divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility, under which $0.3 million was outstanding as of September 30, 2013. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict the Company’s and its subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of its subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The Company must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of September 30, 2013 and June 30, 2013, the Company was in compliance with these covenants and there were no borrowings outstanding on the line of credit during the periods ended September 30, 2013 and June 30, 2013. The Company may extend its existing agreement or enter into a different line of credit arrangement before the December 31, 2013 expiration date, although there can be no assurance that it will be able to do so on reasonable terms, if at all.

7.            Equity Transactions

Stock Options

Stock option activity during the three months ended September 30, 2013 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	142,220	33.43
Exercised	(380,644)	18.67
Forfeited or canceled	(4,901)	22.18

Outstanding, September 30, 2013	2,649,863	$21.09	5.12	$49,766

Stock options exercisable at September 30, 2013	1,584,186	$19.05	3.18	$17,137

The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 was $5.3 million. The weighted-average grant date fair value of options granted during the three months ended September 30, 2013 was $15.26.

As of September 30, 2013, there was $10.4 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.6 years. During the three months ended September 30, 2013 and 2012, the Company recognized $1.1 million of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2013 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2013	928,137	$22.97
Granted	624,723	32.64
Vested	(124,273)	24.26
Forfeited or canceled	(5,790)	27.78

Outstanding, September 30, 2013	1,422,797	$27.25

As of September 30, 2013, there was $29.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three months ended September 30, 2013 was $3.0 million. During the three months ended September 30, 2013 and 2012, the Company recognized $2.6 million and $1.8 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.            Related Party Transactions

For the periods ended September 30, 2013 and 2012, the Company purchased services and assets in the amount of $0.03 million and $0.1 million, respectively, from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, which was a related party until September 4, 2013.

During the three months ended September 30, 2013, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At September 30, 2013 and June 30, 2013, the loan totaled $4.0 million and $3.0 million, respectively, and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

9.            Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and the claims construction hearings were held on September 30, 2013. At September 30, 2013 and June 30, 2013, the Company had not recorded a liability as a loss was neither probable nor estimable.

Staal Derivative Action

On November 5, 2013, the United States District Court for the District of Delaware granted its final approval of the settlement terms and dismissed with prejudice a stockholder derivative action pending against the Company, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR. The settlement primarily involved the adoption of enhanced corporate governance safeguards, including a formal legal compliance and ethics program. No comments or objections to the preliminary settlement were submitted to the Court by the deadline. Fees and expenses to be paid to plaintiff’s counsel under the terms of the settlement were determined by the Court, awarded as part of the final settlement and covered by insurance.

10.                   Investments

Investment in Web International Education Group, Ltd.

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10 million investment plus interest of 8%, which Web is contractually required to pay by May 6, 2014. The Company reclassified this $10.0 million investment plus accrued interest of $2.2 million to a receivable, which is included in other current assets. During the three months ended September 30, 2013 and 2012, the Company recorded interest income of $0.2 million and zero, respectively, associated with Web.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years.  Monthly principal and interest payments will be made beginning October 2013 with a final balloon payment of $1.8 million at the term of the loan.  The Mortgage is primarily secured by the underlying property.

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a held to maturity investment and the current amounts are included in “Other current assets” while the non-current amounts are included in “Deposits and other assets” on the Balance Sheet.

11.                   Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)

Cash paid for interest	$272	$243

Cash paid for taxes, net of refunds	$2,747	$189

Supplemental disclosure of non-cash investing activities:
Business Combinations:
— Property and equipment	$—	$(139)

— Goodwill	$—	$(191)

Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$10,699	$14,304

12.      Subsequent Event

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period.

Any purchases under this buyback would be dependent upon business and market conditions and other factors.  The stock purchases may be made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•                  Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2013.

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

Executive Summary

We are a technology based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio economic background. Since our inception, we have invested to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology based educational products and solutions to districts, public schools, private schools, public charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 86% of our revenue in the three months ended September 30, 2013. We currently manage public schools in 33 states and the District of Columbia.

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

For the three months ended September 30, 2013, we increased revenues to $228.4 million from $221.1 million in the same period in the prior year, a growth rate of 3.3%. Over the same period, we had an operating loss of $8.5 million versus operating income of $8.7 million in the prior year period, and a net loss to common stockholders of $5.0 million, as compared to net income to common stockholders in the prior year period of $4.4 million. The operating loss was impacted by timing of revenue and seasonality of selling, general and administrative costs, which include enrollment center and promotional expenses, while the net loss to common stockholders was due primarily to the net operating loss, offset by an income tax benefit.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our Annual Report. There have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Results of Operations

As described in the Annual Report, we have three lines of business: Managed Public Schools (turn-key management services provided to public schools), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and makes direct consumer sales).

Managed Public Schools	Institutional Sales	International and Private Pay Schools
• Full-time virtual public schools	• K12 curriculum	• Managed private schools
• Blended schools	• Aventa curriculum	• The Keystone School
• Flex schools	• A+ curriculum	• George Washington University Online High School
• Passport schools	• Middlebury joint venture	• K12 International Academy
• Discovery schools	• Pre-kindergarten	• International School of Berne
• Other blended schools	• Post-secondary	• Independent course sales (Consumer)

Enrollment Data

The following table sets forth average enrollment data for students in Managed Public Schools and total enrollment data for students in the International and Private Pay Schools for the periods indicated. These figures exclude enrollments from classroom pilot programs and consumer programs.

			Growth
	Three Months Ended September 30,		2013 / 2012
	2013	2012	Change	Change %

Managed Public Schools
Average Student Enrollments *	128,550	121,665	6,885	5.7%
International and Private Pay Schools
Total Student Enrollments	13,284	12,996	288	2.2%
Total Semester Course Enrollments	37,627	36,032	1,595	4.4%

* The Managed Public Schools average enrollments include enrollments for which we receive no public funding. Average student enrollments are equal to the official count date number, which is the first Wednesday of October in a year.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district who purchases courses (Institutional Business customer) may decide to implement a full-time virtual or blended school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three months ended September 30, 2013 and 2012.

	Three Months Ended		Change
	September 30,		2013 / 2012
($ in thousands)	2013	2012	$	%
Managed Public Schools	$196,944	$187,761	$9,183	4.9%
Institutional Sales	19,709	21,972	(2,263)	(10.3)
International and Private Pay Schools	11,713	11,363	350	3.1
Total	$228,366	$221,096	$7,270	3.3%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months ended September 30,
	2013		2012
	($ in thousands)
Revenues	$228,366	100.0%	$221,096	100.0%

Cost and expenses
Instructional costs and services	132,902	58.2	118,648	53.7
Selling, administrative, and other operating expenses	98,244	43.0	89,619	40.5
Product development expenses	5,684	2.5	4,168	1.9

Total costs and expenses	236,830	103.7	212,435	96.1

Income (loss) from operations	(8,464)	(3.7)	8,661	3.9
Interest expense, net	(84)	—	(228)	(0.1)

Income (loss) before income taxes and noncontrolling interest	(8,548)	(3.7)	8,433	3.8
Income tax (expense) benefit	3,450	1.5	(3,889)	(1.7)

Net income (loss)	(5,098)	(2.2)	4,544	2.1
Adjust net (income) loss attributable to noncontrolling interest	58	—	(187)	(0.1)

Net income (loss) attributable to common stockholders, including Series A stockholders	$(5,040)	(2.2)%	$4,357	2.0%

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Revenues.  Our revenues for the three months ended September 30, 2013 were $228.4 million, representing an increase of $7.3 million, or 3.3%, as compared to revenues of $221.1 million for the same period in the prior year. Managed Public Schools revenue increased 4.9% year over year, as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 5.7% increase in average student enrollments. Revenue growth was slower than enrollment growth primarily due to timing of revenue recognition in accordance with amended contractual terms; however, overall state funding rates have remained consistent with the prior year. The enrollment growth rate was less than expected due to operational issues in our enrollment center. International and Private Pay Schools revenue increased $0.4 million, or 3.1%, from the prior year consistent with our 2.2% increase in total student enrollments in these schools. Institutional Sales revenue decreased $2.3 million, or 10.3%, from the prior year. The lower revenue was primarily attributable to contracts shifting from up front revenue recognition to recognizing the revenue over the course of the year.  In addition rates for certain of our products were lower than the prior period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2013 were $132.9 million, representing an increase of $14.3 million, or 12.1%, from $118.6 million for the three months ended September 30, 2012. Instructional costs and services expenses were 58.2% of revenue during the three months ended September 30, 2013, an increase from 53.7% for the three months ended September 30, 2012. The increase in expense was primarily associated with the deferral of revenue from the first quarter to later in the year along with the timing of costs ramping up faster given slower than anticipated enrollment growth.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2013 were $98.2 million, representing an increase of $8.6 million, or 9.6%, as compared to $89.6 million for the three months ended September 30, 2012. This increase was primarily attributable to increases in headcount, related benefits and stock compensation costs and an increase in marketing and advertising expenses. As a percentage of revenues, selling, administrative, and other operating expenses increased to 43.0% from 40.5% for the three months ended September 30, 2013. The increase in selling, administrative and other operating expenses as a percentage of revenue is primarily attributable to increased headcount and marketing costs as well as the deferral of revenue from the first quarter to later in the year as described above.  We are evaluating cost savings initiatives to align our costs to actual enrollments and full year anticipated revenue.

Product development expenses.  Product development expenses for the three months ended September 30, 2013 were $5.7 million, representing an increase of $1.5 million, or 35.7%, as compared to $4.2 million for the three months ended September 30, 2012. As a percentage of revenues, product development expenses increased to 2.5% for the three months ended September 30, 2013, as compared to 1.9% for the same period in the prior year period. The increase was primarily a result of fewer capitalized costs due to the stage and timing of development projects, offset in part by a decrease in third-party professional fees supporting product development activities.

Interest expense, net.  Net interest expense for the three months ended September 30, 2013 was $0.1 million, as compared to $0.2 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer capital leases, offset by approximately $0.2 million in interest income during the period ended September 30, 2013 associated with the exercise of our put option for our investment in Web International Education Group, Ltd.

Income tax (expense) benefit.  We had an income tax benefit of $3.5 million for the three months ended September 30, 2013, or 40.4% of income (loss) before taxes, as compared to income tax expense of ($3.9) million, or 46.1% of income our income (loss) before taxes for the three months ended September 30, 2012. Our effective tax rate decreased between periods primarily related to the effects of foreign operations, state taxes and other nondeductible costs.

Net income (loss).  Net loss was $5.1 million for the three months ended September 30, 2013, compared to net income of $4.5 million for the three months ended September 30, 2012, a decrease of $9.6 million. The change in net income (loss) is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended September 30, 2013 was $0.1 million as compared to net income attributable to noncontrolling interest of $(0.2) million for the same period in the prior year. Noncontrolling interest reflects the after-tax income (losses) attributable to minority interest owners in our two joint venture investments.

Liquidity and Capital Resources

As of September 30, 2013, we had net working capital, or current assets minus current liabilities, of $353.8 million. Our working capital includes cash and cash equivalents of $163.5 million, including $8.0 million associated with our two joint ventures, and accounts receivable of $271.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2013.

We have a $35.0 million unsecured line of credit that expires December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes, which we refer to as the Credit Agreement. The Credit Agreement provides the ability, if required, to fund operations until cash is received from the schools. In December 2012, the Credit Agreement was amended to release liens that had previously secured the facility. Interest is charged, at our option, either at: (i) the higher of (a) the rate of interest announced by PNC from time to time as its “prime rate”, (b) the federal funds open rate plus 0.5% and (c) the Daily London Interbank Offered Rate or LIBOR, plus 1.0%; or (ii) the applicable LIBOR divided by a number equal to 1.00, minus the maximum aggregate reserve requirement which is imposed on member banks of the Federal Reserve System against “Eurocurrency liabilities,” plus 1.75%. The Credit Agreement includes a $5.0 million letter of credit facility, under which $0.3 million was used as of September 30, 2013. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement.

The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries’ abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, become liable for contingent liabilities, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. We must not exceed a maximum debt leverage ratio or fall below a minimum fixed charge coverage ratio. These covenants are subject to certain qualifications and exceptions. As of September 30, 2013, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit. We are currently evaluating our line of credit requirements and we may extend our existing agreement or enter into a different line of credit arrangement before the December 31, 2013 expiration date, although there can be no assurance that we will be able to do so on reasonable terms, if at all.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We have $35.0 million of availability for new leasing during fiscal year 2014. This availability expires in June 2014 and interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between May 29, 2013 and the Lease Commencement Date, as defined in the lease line of credit.

As of September 30, 2013, the aggregate outstanding balance under the lease lines of credit was $40.6 million. Borrowings bore interest at rates ranging from 2.56% to 3.15% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. Our lease line of credit is subject to cross default compliance provisions in our line of credit agreement. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock over a two year period.  Any purchases under this buyback would be dependent upon business and market conditions and other factors.  The stock purchases may be made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2013 was $3.9 million compared to $17.2 million for the three months ended September 30, 2012. The $13.3 million change in cash used in operations between periods was primarily attributable to lower cash payments for accounts payable, higher cash collections in accounts receivable, offset in part by the net loss increase and the change in deferred taxes.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2013 was $14.7 million compared to $15.2 million for the three months ended September 30, 2012, a decrease of $0.5 million. This decrease was due primarily to a $2.6 million decrease in capital expenditures for property and equipment, capitalized software and curriculum, offset in part by the investment in a mortgage note to a managed school partner for $2.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2013 was $0.04 million compared to net cash used in financing activities of $4.5 million during the three months ended September 30, 2012. Our primary use of cash in financing activities was for the payment of capital lease obligations incurred for the acquisition of student computers. Our cash payments for capital leases increased approximately $1.0 million between periods resulting from increased purchases of student computers financed under capital leases. The three months ended September 30, 2013 included approximately $7.0 million more in proceeds from the exercise of stock options than in the prior year period. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $10.1 million related to long-term lease commitments on the buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                               Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2013 and June 30, 2013, we had cash and cash equivalents totaling $163.5 million and $181.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2013, a 1% gross increase in interest rates earned on cash would result in a $1.6 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2013, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.                   Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against K12 Inc. in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and claims construction hearings were held on September 30, 2013.

Staal Derivative Action

On November 5, 2013, the United States District Court for the District of Delaware granted its final approval of the settlement terms and dismissed with prejudice a stockholder derivative action pending against the Company, Jared Staal v. Andrew H. Tisch, et. al., Case No. I:12-cv-00365-SLR. The settlement primarily involved the adoption of enhanced corporate governance safeguards, including a formal legal compliance and ethics program. No comments or objections to the preliminary settlement were submitted to the Court by the deadline. Fees and expenses to be paid to plaintiff’s counsel under the terms of the settlement were determined by the Court, awarded as part of the final settlement and covered by insurance.

Item 1A.                      Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on August 29, 2013.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosures.

None.

Item 5.                   Other Information.

None.

Item 6.                                                                                                                                                                                                                                                                                                                                 Exhibits.

(a)                                 Exhibits.

Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.3	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (iv) Condensed Consolidated Statement of Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer

Date: November 7, 2013