Form 10-Q
period 2013-12-31
K12 INC
filed 2014-02-04
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2300 Corporate Park Drive	20171
Herndon, VA	(Zip Code)
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

As of January 24, 2014, the Registrant had 40,778,265 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$162,889	$181,480
Accounts receivable, net of allowance of $3,082 and $2,560 at December 31, 2013 and June 30, 2013, respectively	254,350	186,459
Inventories, net	23,363	44,395
Current portion of deferred tax asset	18,571	11,368
Prepaid expenses	9,090	10,331
Other current assets	27,368	23,916
Total current assets	495,631	457,949
Property and equipment, net	56,262	56,142
Capitalized software, net	42,738	43,504
Capitalized curriculum development costs, net	61,824	64,599
Intangible assets, net	25,436	32,139
Goodwill	61,571	61,413
Deposits and other assets	5,425	3,150
Total assets	$748,887	$718,896
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$22,216	$19,395
Current portion of note payable	—	390
Accounts payable	16,538	21,838
Accrued liabilities	14,585	17,027
Accrued compensation and benefits	20,541	21,970
Deferred revenue	61,160	28,567
Total current liabilities	135,040	109,187
Capital lease obligations, net of current portion	19,430	16,107
Deferred rent, net of current portion	8,796	8,833
Deferred tax liability	33,584	33,299
Other long-term liabilities	2,729	2,512
Total liabilities	199,579	169,938
Commitments and contingencies	—	—
Redeemable noncontrolling interest	15,200	15,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,111,074 and 37,440,662 shares issued and 40,826,874 and 37,440,662 outstanding at December 31, 2013 and June 30, 2013, respectively	4	4
Additional paid-in capital	626,421	548,390
Series A Special Stock, par value $0.0001; 2,750,000 shares authorized, zero and 2,750,000 issued and outstanding at December 31, 2013 and June 30, 2013, respectively	—	63,112
Accumulated other comprehensive loss	(101)	(294)
Accumulated deficit	(89,755)	(81,050)
Treasury stock of 284,200 and zero shares at cost at December 31, 2013 and June 30, 2013, respectively	(5,883)	—
Total K12 Inc. stockholders’ equity	530,686	530,162
Noncontrolling interest	3,422	3,596
Total equity	534,108	533,758
Total liabilities, redeemable noncontrolling interest and equity	$748,887	$718,896

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues	$223,919	$206,028	$452,285	$427,124
Cost and expenses
Instructional costs and services	153,672	122,799	286,574	241,446
Selling, administrative, and other operating expenses	75,753	61,379	173,996	150,998
Product development expenses	3,402	5,578	9,086	9,746
Total costs and expenses	232,827	189,756	469,656	402,190
Income (loss) from operations	(8,908)	16,272	(17,371)	24,934
Interest expense, net	(28)	(272)	(112)	(501)
Income (loss) before income tax expense and noncontrolling interest	(8,936)	16,000	(17,483)	24,433
Income tax (expense) benefit	4,685	(6,680)	8,135	(10,569)
Net income (loss)	(4,251)	9,320	(9,348)	13,864
Adjust net loss attributable to noncontrolling interest	586	191	643	4
Net income (loss) attributable to common stockholders, including Series A stockholders	$(3,665)	$9,511	$(8,705)	$13,868
Net income (loss) attributable to common stockholders per share, excluding Series A stockholders, through the conversion date September 3, 2013:
Basic and Diluted	$(0.09)	$0.24	$(0.22)	$0.36
Weighted average shares used in computing per share amounts:
Basic and Diluted	39,977,228	36,118,519	38,953,671	36,073,885

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(4,251)	$9,320	$(9,348)	$13,864

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	88	164	193	(150)

Total other comprehensive income (loss), net of tax	(4,163)	9,484	(9,155)	13,714

Comprehensive loss attributable to noncontrolling interest	586	191	643	4

Comprehensive income (loss) attributable to common stockholders, including Series A stockholders	$(3,577)	$9,675	$(8,512)	$13,718

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands, except share and per	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Noncontrolling
share data)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Total

Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	—	$—	$3,596	$533,758
Net loss (1)	—	—	—	—	—	—	(8,705)	—	—	(174)	(8,879)
Foreign currency translation adjustment	—	—	—	—	—	193	—	—	—	—	193
Conversion of Series A Special Stock to common stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(284,200)	(5,883)	—	(5,883)
Stock-based compensation expense	—	—	—	—	12,210	—	—	—	—	—	12,210
Exercise of stock options	434,248	—	—	—	7,617	—	—	—	—	—	7,617
Excess tax benefit from stock-based compensation	—	—	—	—	(1,216)	—	—	—	—	—	(1,216)
Issuance of restricted stock awards	625,523	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(15,718)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(469)	—	—	—	—	—	(469)
Retirement of restricted stock for tax withholding	(123,641)	—	—	—	(3,223)	—	—	—	—	—	(3,223)
Balance, December 31, 2013	41,111,074	$4	—	$—	$626,421	$(101)	$(89,755)	(284,200)	$(5,883)	$3,422	$534,108

(1)              Net income (loss) attributable to noncontrolling interests excludes $0.6 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2013	2012
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(9,348)	$13,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	51,474	31,894
Stock-based compensation expense	12,210	5,780
Excess tax benefit from stock-based compensation	1,216	(2,532)
Deferred income taxes	(8,134)	9,482
Provision for doubtful accounts	718	784
Provision for excess and obsolete inventory	4,124	200
Provision (benefit) for student computer shrinkage and obsolescence	(451)	502
Changes in assets and liabilities:
Accounts receivable	(68,785)	(63,338)
Inventories	16,908	8,183
Prepaid expenses	1,257	(8,630)
Other current assets	(3,508)	(1,402)
Deposits and other assets	(227)	(217)
Accounts payable	(5,310)	(3,838)
Accrued liabilities	(2,484)	8,403
Accrued compensation and benefits	(1,435)	(4,058)
Deferred revenue	32,149	33,529
Release of restricted cash	—	1,501
Deferred rent and other long term liabilities	178	1,945
Net cash provided by operating activities	20,552	32,052
Cash flows from investing activities
Purchase of property and equipment	(5,329)	(4,524)
Capitalized software development costs	(10,632)	(11,633)
Capitalized curriculum development costs	(7,649)	(9,628)
Mortgage note to managed school partner	(2,100)	—
Net cash used in investing activities	(25,710)	(25,785)
Cash flows from financing activities
Repayments on capital lease obligations	(11,145)	(9,851)
Repayments on note payable	(390)	(785)
Proceeds from exercise of stock options	7,617	607
Excess tax benefit from stock-based compensation	(1,217)	2,532
Purchase of treasury stock	(5,883)	—
Repurchase of restricted stock for income tax withholding	(3,223)	(801)
Net cash used in financing activities	(14,241)	(8,298)
Effect of foreign exchange rate changes on cash and cash equivalents	808	571
Net change in cash and cash equivalents	(18,591)	(1,460)
Cash and cash equivalents, beginning of period	181,480	144,652
Cash and cash equivalents, end of period	$162,889	$143,192

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.            Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since its inception, the Company has invested more than $350 million to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company manages virtual public schools in 33 states and the District of Columbia.

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

2.             Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, the condensed consolidated statements of operations for the three and six months ended December 31, 2013 and 2012, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2013 and 2012, the condensed consolidated statements of cash flows for the six months ended December 31, 2013 and 2012 and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results of the three and six month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2013, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2013.

The Company operates in one operating and reportable business segment as a technology—based education company providing proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based only on consolidated results.

3.            Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended public schools, traditional schools, school districts, public charter schools, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company manages virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

Where the Company provides turn-key management service and it has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605, Revenue Recognition. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the six months ended December 31, 2013 and 2012 were $119.5 million and $111.5 million, respectively, and for the three months ended December 31, 2013 and 2012 were $67.3 million and $63.8 million respectively.

The Company generates revenues under contracts with virtual and blended public schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s online curriculum; offline learning kits, which include books and materials to supplement the online lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher; and management and technology services required to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding.

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

During the three months ended December 31, 2013 and 2012, the Company had contracts with two schools that represented approximately 13% and 10% of revenues. The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year. Approximately 6% and 7% of accounts receivable was attributable to a contract with one school as of December 31, 2013 and June 30, 2013, respectively. During the six months ended December 31, 2013 and 2012, the Company had contracts with two managed public schools that represented approximately 12% and 10% of revenues.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies owned, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to managed public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. The Company records a provision for excess and obsolete inventory when impairment has been identified. The Company writes down its inventory for estimated excess or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the three and six months ended December 31, 2013, the Company increased the provision for excess and obsolete inventory by $6.1 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve was $9.0 million and $4.9 million at December 31, 2013 and June 30, 2013, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property, equipment and capitalized software development costs are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three and six months ended December 31, 2013 and 2012 was $23.4 million and $15.8 million respectively, which includes accelerated expenses described below. Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

During the three and six months ended December 31, 2013, the Company updated the estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $6.3 million for computers that we estimate will not be returned by our students.

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

Capitalized software development additions totaled $10.6 million and $11.6 million for the six months ended December 31, 2013 and 2012, respectively. During the three and six months ended December 31, 2013, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Amortization expense for the three months ended December 31, 2013 and 2012 was $7.4 million and $3.4 million, respectively. Amortization expense for the six months ended December 31, 2013 and 2012 was $11.1 million and $6.7 million, respectively. The amortization expense for the three and six months ended December 31, 2013 included the write down.

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

Capitalized curriculum development additions were $7.6 million and $9.6 million for the six months ended December 31, 2013 and 2012, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. In addition, the Company wrote down approximately $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2013 and 2012 was $6.4 million and $3.6 million, respectively. Amortization expense for the six months ended December 31, 2013 and 2012 was $10.3 million and $7.1 million, respectively. The amortization expense for the three and six months ended December 31, 2013 included the write down.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of December 31, 2013.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2013 and 2012 was $5.9 million and $1.1 million, respectively. Amortization expense for the six months ended December 31, 2013 and 2012 was $6.7 million and $2.3 million, respectively. Future amortization of intangible assets is $1.4 million, $2.6 million, $2.5 million, $2.0 million and $2.0 million in the fiscal years ending June 30, 2014 through June 30, 2018, respectively, and $14.9 million thereafter. As of December 31, 2013 and June 30, 2013, goodwill balances were recorded at $61.6 million and $61.4 million, respectively.

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

The following table represents goodwill activity for the six months ended December 31, 2013:

Amount
Rollforward of Goodwill	($ in thousands)
Balance as of June 30, 2013	$61,413
Adjustments due to other foreign exchange translations	158
Balance as of December 31, 2013	$61,571

The following table represents the balance of intangible assets as of December 31 and June 30, 2013:

Intangible Assets

	December 31, 2013			June 30, 2013
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.4	$(3.9)	$13.5	$24.0	$(5.1)	$18.9
Customer and distributor relationships	18.9	(7.4)	11.5	18.9	(6.5)	12.4
Developed technology	1.5	(1.4)	0.1	1.5	(1.0)	0.5
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$38.3	$(12.9)	$25.4	$44.9	$(12.8)	$32.1

As of December 31, 2013, the Company determined that based on rebranding of the Institutional business, the Company fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge for the three and six months ended December 31, 2013. There was no impairment charge for the three and six months ended December 31, 2012.

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

The following table summarizes certain information at December 31, 2013 and June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$15,200	$—	$—	$15,200
Total	$15,200	$—	$—	$15,200

The fair value of the redeemable noncontrolling interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2013. As of December 31, 2013, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Earnings Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. The Series A Special stock was considered participating until all shares were converted into common stock on September 3, 2013. Participating securities are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. EPS is presented using the two-class method in the three and six months ended December 31, 2012 only, since the Series A Special stock was outstanding.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In thousands except shares and per share data)
Basic and dilutive earnings (loss) per share computation:
Net income (loss) — K12	$(3,665)	$9,511	$(8,705)	$13,868
Amount allocated to participating Series A stockholders	$—	$(675)	$—	$(984)
Income (loss) available to common stockholders — basic and diluted	$(3,665)	$8,836	$(8,705)	$12,884
Weighted average common shares — basic and diluted	39,977,228	36,118,519	38,953,671	36,073,885
Basic and diluted net income (loss) per share	$(0.09)	$0.24	$(0.22)	$0.36

The basic and diluted weighted average common shares were the same for the three and six months ended December 31, 2013, as the inclusion of dilutive securities and Series A special stock prior to the conversion date would have been anti-dilutive. At December 31, 2013, we had 41,111,074 shares issued and 40,826,874 shares outstanding, which included the 2,750,000 common shares associated with the Series A special stock conversion which occurred on September 3, 2013.

The basic and diluted weighted average common shares were the same for the three months and six months ended December 31, 2012, as dilutive securities were out of the money based on a lower average stock price during the period.

Recent Accounting Pronouncements

Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

4.             Income Taxes

The benefit (expense) for income taxes is based on income (loss) reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2013 and 2012, the Company’s effective income tax rate was 52.4% and 41.8%, respectively. For the six months ended December 31, 2013 and 2012, the Company’s effective tax rate was 46.5% and 43.3%, respectively. The effective income tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of foreign operations, state taxes, noncontrolling interests and other nondeductible costs for income tax purposes.

5.             Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35.0 million expires in June 2014. As of December 31, 2013 and June 30, 2013, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $41.6 million and $35.5 million, respectively, with lease interest rates ranging from 2.52% to 3.14%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between May 29, 2013 and the Lease Commencement Date (as defined in the lease line of credit). The Company has pledged the assets financed to secure the outstanding leases. The net carrying value of leased student computers as of December 31, 2013 and June 30, 2013 was $31.8 million and $31.2 million, respectively.

The following is a summary as of December 31, 2013 of the present value of the net minimum payments due on outstanding capital leases and the note payable under the Company’s commitments:

Capital
December 31,	Leases
($ in thousands)

2014	$23,099
2015	14,005
2016	5,795

Total minimum payments	42,899
Less amount representing interest (imputed weighted average capital lease interest rate of 2.8%)	(1,253)

Net minimum payments	41,646
Less current portion	(22,216)

Present value of minimum payments, less current portion	$19,430

Note Payable

The Company purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at 3.4% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangement. The balance of the note payable at June 30, 2013 and December 31, 2013 was $0.4 million and zero, respectively.

6.              Line of Credit

The Company had a $35.0 million unsecured line of credit that expired December 31, 2013 with PNC Bank, N.A. (“PNC”), for general corporate operating purposes, (the “Credit Agreement”). The Credit Agreement provided the ability, if required, to fund operations until cash was received from the schools. No amounts were outstanding under the Credit Agreement upon its termination. See Note 13.

7.             Stock Option Plan

Stock Options

Stock option activity during the six months ended December 31, 2013 was as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	191,720	29.64
Exercised	(434,248)	17.54
Forfeited or canceled	(26,556)	23.24

Outstanding, December 31, 2013	2,624,104	$21.27	5.24	$5,954

Stock options exercisable at December 31, 2013	1,768,973	$19.90	3.41	$13,364

The aggregate intrinsic value of options exercised during the six months ended December 31, 2013 was $6.0 million. The weighted-average grant date fair value of options granted was $13.67 during the six months ended December 31, 2013.

As of December 31, 2013, there was $7.7 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.4 years. During the three and six months ended December 31, 2013, the Company recorded additional stock-based compensation of $1.5 million associated with accelerated vesting of option awards to our former Chief Executive Officer and other employees upon termination of employment. During the three months ended December 31, 2013 and December 31, 2012, the Company recognized $2.7 million and $1.0 million, respectively, of stock-based compensation expense related to stock options. During the six months ended December 31, 2013 and December 31, 2012, the Company recognized $3.7 million and $2.1 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2013 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2013	928,137	$22.97
Granted	625,523	32.62
Vested	(315,621)	25.04
Forfeited or canceled	(15,718)	27.72

Outstanding, December 31, 2013	1,222,321	$27.52

As of December 31, 2013, there was $23.3 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the six months ended December 31, 2013 was $7.9 million. During the three and six months ended December 31, 2013, the Company recorded additional stock-based compensation of $2.5 million associated with accelerated vesting of equity awards to our former Chief Executive Officer and other employees upon termination of employment. During the three months ended December 31, 2013 and December 31, 2012, the Company recognized $5.8 million and $1.9 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2013 and December 31, 2012, the Company recognized $8.5 million and $3.7 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.             Related Party Transactions

For the six months ended December 31, 2013 and 2012, the Company purchased services in the amount of $0.03 million from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, which was a related party until September 2013.

During the six months ended December 31, 2013, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At December 31, 2013 and June 30, 2013, the loan totaled $4.0 million and $3.0 million, respectively, and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

9.            Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and the claims construction hearings were held on September 30, 2013. At December 31, 2013 and June 30, 2013, the Company had not recorded a liability as a loss was neither probable nor estimable.

10.                   Investments

Investment in Web International Education Group Ltd. (Web)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web is contractually required to pay by May 6, 2014. The Company reclassified this $10.0 million investment plus accrued interest of $2.4 million to a receivable, which is included in other current assets. During the three months ended December 31, 2013 and 2012, the Company recorded interest income of $0.2 million and zero, respectively, associated with Web. During the six months ended December 31, 2013 and 2012, the Company recorded interest income of $0.4 million and zero, respectively, associated with Web.

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

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a held to maturity investment and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the balance sheet.

11.                   Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	December 31,
	2013	2012
	(In thousands)

Cash paid for interest	$569	$515

Cash paid for taxes, net of refunds	$2,747	$430

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$17,290	$19,195

12.       Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three and six months ended December 31, 2013, the Company paid approximately $5.9 million in cash to repurchase 284,200 shares of common stock at an average price of $20.72 per share. At December 31, 2013, there were approximately $69.1 million remaining under the plan for repurchase.

13.                   Subsequent Events

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, Oklahoma Firefighters Pension & Retirement System v. K12, Inc., Case No. 1:14-CV-108-AJT-JFA (the “Oklahoma Firefighters Complaint”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between March 11, 2013 and October 9, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.  The Oklahoma Firefighters Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s enrollment and revenue growth prospects for fiscal 2014, and (ii) the Company’s compliance with state regulations governing enrollment.  The plaintiff seeks unspecified monetary damages and other relief.  The Company intends to defend vigorously against the claims asserted in the Oklahoma Firefighters Complaint.

On January 31, 2014, we executed a $100 million unsecured line of credit to be used for general corporate operating purposes.  The line has a five year term, bears interest at the higher of the Bank’s prime rate plus 0.25% or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25% and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•                  Executive Summary — a general description of our business and key highlights of the three months and six months ended December 31, 2013.

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

Executive Summary

We are a technology—based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio economic background. Since our inception, we have invested to develop and acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology based educational products and solutions to school districts, public schools, private schools, public charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 87% of our revenue in the six months ended December 31, 2013. We currently provide management services to public schools in 33 states and the District of Columbia.

We serve an increasing number of schools and school districts enabling them to offer our course catalog to students either full-time or on an individual course basis. We have increased, over time, the size and expertise of our sales team, added a reseller network and expanded our course portfolio. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK12 management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continue to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

We operate three online private schools where parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a program that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, we currently own and operate the International School of Berne, or IS Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12.

For the six months ended December 31, 2013, revenues grew to $452.3 million from $427.1 million in the prior year period, a growth rate of 5.9%. We had an operating loss of $17.4 million for the six months ended December 31, 2013 compared to operating income of $24.9 million in the prior year period, and a net loss to common stockholders of $8.7 million compared to net income to common stockholders of $13.9 million in the prior year period. The operating and net loss for the six months ended December 31, 2013 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

In January 2014, we executed a non-binding letter of intent and are working to complete definitive agreements to form a new company with a third party investor group. Under the proposed structure, we would own an initial minority stake in the company of greater than 25 percent and we would contribute existing assets to the new company, while the third party investor group would contribute cash.  The assets we would contribute include the International School of Berne; our Capital Education subsidiary; our interest in an existing Middle East joint venture, our recently launched United Kingdom businesses; the rights to market our pre-kindergarten products outside the U.S.; and other select assets and licenses. The new company would focus on the expansion and integration of technology-based learning programs in pre-K through college across the globe through the management and expansion of these assets and other targeted investments within the education services sector. Upon completion of a definitive agreement, we expect to deconsolidate these assets from our financial statements. There are no assurances that the definitive agreements will be complete or that we will complete this proposed transaction.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	2012	Change	Change %	2013	2012	Change	Change %

Managed Public Schools
Average Student Enrollments *	125,053	119,132	5,921	5.0%	125,927	119,831	6,096	5.1%
International and Private Pay Schools
Total Student Enrollments	4,135	4,403	(268)	(6.1)%	17,419	17,399	20	0.1%
Total Semester Course Enrollments	12,815	12,138	677	5.6%	50,442	48,170	2,272	4.7%

* The Managed Public Schools average student enrollments includes some enrollments for which we may receive no public funding.

Revenue by Business Line

Revenue is captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district who purchases courses (Institutional Business customer) may decide to implement a full-time virtual or blended school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2013 / 2012		December 31,		2013 / 2012
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Managed Public Schools	$195,265	$177,541	$17,724	10.0	$392,208	$365,302	$26,906	7.4
Institutional Sales	16,582	18,089	(1,507)	(8.3)	36,291	40,061	(3,770)	(9.4)
International and Private Pay Schools	12,072	10,398	1,674	16.1	23,786	21,761	2,025	9.3
Total	$223,919	$206,028	$17,891	8.7%	$452,285	$427,124	$25,161	5.9%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2013		2012		2013		2012
	($ in thousands)
Revenues	$223,919	100.0%	$206,028	100.0%	$452,285	100.0%	$427,124	100.0%

Cost and expenses
Instructional costs and services	153,672	68.6	122,799	59.6	286,574	63.4	241,446	56.5
Selling, administrative, and other operating expenses	75,753	33.8	61,379	29.8	173,996	38.4	150,998	35.4
Product development expenses	3,402	1.5	5,578	2.7	9,086	2.0	9,746	2.3

Total costs and expenses	232,827	104.0	189,756	92.1	469,656	103.8	402,190	94.2

Income (loss) from operations	(8,908)	(4.0)	16,272	7.9	(17,371)	(3.8)	24,934	5.8
Interest expense, net	(28)	—	(272)	(0.1)	(112)	—	(501)	(0.1)

Income (loss) before income taxes and noncontrolling interest	(8,936)	(4.0)	16,000	7.8	(17,483)	(3.8)	24,433	5.7
Income tax (expense) benefit	4,685	2.1	(6,680)	(3.3)	8,135	1.8	(10,569)	(2.5)

Net income (loss)	(4,251)	(1.9)	9,320	4.5	(9,348)	(2.0)	13,864	3.2
Adjust net loss attributable to noncontrolling interest	586	0.3	191	0.1	643	0.1	4	—

Net income (loss)	$(3,665)	(1.6)%	$9,511	4.6%	$(8,705)	(1.9)%	$13,868	3.2%

Comparison of the Three Months Ended December 31, 2013 and Three Months Ended December 31, 2012

Revenues.  Our revenues for the three months ended December 31, 2013 were $223.9 million, representing an increase of $17.9 million, or 8.7%, as compared to revenues of $206.0 million for the same period in the prior year. Managed Public Schools revenue increased $17.7 million year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 5.0% growth in average student enrollments, an increase in average revenue per student due to improved revenue capture and the impact of school contracts that shifted the revenue from the first quarter into future periods. Our International and Private Pay Schools revenue increased $1.7 million or 16.1%, due to a 5.6% increase in total semester course enrollments, offset by a 6.1% decrease in total student enrollments during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Institutional Sales revenue decreased $1.5 million, or 8.3% from the prior year due to decreased volume and rate fluctuations.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2013 were $153.7 million, representing an increase of $30.9 million, or 25.2%, from $122.8 million for the three months ended December 31, 2012. $18.6 million of the increase was from accelerated depreciation and amortization during the three months ended December 31, 2013 for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of these charges, instructional costs and services would have increased $12.3 million, or 10.0%, related to increased teacher and material costs due to enrollment growth. Instructional costs and services expenses were 68.6% of revenue during the three months ended December 31, 2013; however excluding the impact of the accelerated depreciation and amortization, instructional costs and services were 60.3%, compared to 59.6% for the three months ended December 31, 2012.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for the three months ended December 31, 2013 were $75.8 million, representing an increase of $14.4 million, or 23.5%, as compared to $61.4 million for the three months ended December 31, 2012. Of the total increase, $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that will no longer be used. As a percentage of revenues, selling, administrative and other operating expenses were 33.8% for the three months ended December 31, 2013; however excluding severance and accelerated amortization described above, selling, administrative and other expenses were 28.2% as a percentage of revenue, as compared to 29.8% for the three months ended December 31, 2012 reflecting our overall costs savings initiatives.

Product development expenses.  Product development expenses include costs related to new products and information technology systems. Product development expenses for the three months ended December 31, 2013 were $3.4 million, representing a decrease of $2.2 million, or 39.3%, as compared to $5.6 million for the three months ended December 31, 2012. As a percentage of revenues, product development expenses decreased to 1.5% for the three months ended December 31, 2013 as compared to 2.7% for the same period in the prior year. The decrease was primarily a result of a decrease in third-party professional fees supporting product development activities.

Interest expense, net.  Net interest expense for the three months ended December 31, 2013 was $0.03 million, as compared to $0.3 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases, offset by approximately $0.2 million in interest income during the three months ended December 31, 2013 associated with the exercise of our put option for our investment in Web International Education Group, Ltd.

Income tax (expense) benefit.  We had an income tax benefit of $4.7 million for the three months ended December 31, 2013, or 52.4% of income (loss) before taxes, as compared to income tax expense of $(6.7) million, or 41.8% of income before taxes for the three months ended December 31, 2012. We had an income tax benefit during the three months ended December 31, 2013 compared to income tax expense during the prior year period due to the change from pre-tax income to pre-tax loss during the comparative periods. Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the three months ended December 31, 2013, the income tax expense would have been $9.2 million, an estimated 41.0% of income before taxes for the three months ended December 31, 2013.

Net income (loss).  Net loss was $(4.3) million for the three months ended December 31, 2013, compared to net income of $9.3 million for the three months ended December 31, 2012, a decrease of $13.6 million. The change in net income (loss) is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended December 31, 2013 was $0.6 million as compared to net loss attributable to noncontrolling interest of $0.2 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income (losses) attributable to minority interest owners in our joint venture investments.

Comparison of the Six Months Ended December 31, 2013 and Six Months Ended December 31, 2012

Revenues.  Our revenues for the six months ended December 31, 2013 were $452.3 million, representing an increase of $25.2 million, or 5.9%, as compared to revenues of $427.1 million for the same period in the prior year. Managed Public Schools revenue increased 7.4% year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 5.1% increase in average student enrollments and an increase in average revenue per student due to improved revenue capture. International and Private Pay Schools revenue increased $2.0 million, or 9.3%, due to a 4.7% increase in total semester course enrollments at December 31, 2013 compared to December 31, 2012, and the contribution derived from a shift in the mix of enrollments to higher priced programs. Institutional Sales revenue decreased $3.8 million, or 9.4% from the prior year due to volume and rate fluctuations.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2013 were $286.6 million, representing an increase of $45.2 million, or 18.7%, from $241.4 million for the six months ended December 31, 2012. Of the total increase, $18.6 million relates to accelerated depreciation and amortization during the six months ended December 31, 2013 for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. The remainder of the $26.6 million increase between periods related to increased teacher and material costs due to enrollment growth. Instructional costs and services expenses were 63.4% of revenue during the three months ended December 31, 2013; however excluding the impact of the accelerated depreciation and amortization, instructional costs and services were 59.2%, compared to 56.5% for the six months ended December 31, 2012. The increase in expense was primarily associated with the timing of costs ramping up faster than enrollments during our first quarter of the year.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for the six months ended December 31, 2013 were $174.0 million, representing an increase of $23.0 million, or 15.2%, as compared to $151.0 million for the six months ended December 31, 2012. Of the total increase, $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that will no longer be used. The remainder of the increase related to increased headcount and marketing costs, offset by reduced professional fees and sales commissions. As a percentage of revenues, selling, administrative and other operating expenses were 38.4% for the six months ended December 31, 2013; however excluding severance and accelerated amortization described above, selling, administrative and other expenses were 35.7% as a percentage of revenue, consistent with the 35.4% for the six months ended December 31, 2012.

Product development expenses.  Product development expenses include costs related to new products and to information technology systems. Product development expenses for the six months ended December 31, 2013 were $9.1 million, representing a decrease of $0.6 million, or 6.2%, as compared to $9.7 million for the six months ended December 31, 2012. As a percentage of revenues, product development expenses decreased slightly between periods with a slight decrease to 2.0% for the six months ended December 31, 2013 as compared to 2.3% for the same period in the prior year due to the stage and timing of development projects.

Interest expense, net.  Net interest expense for the six months ended December 31, 2013 was $0.1 million compared to $0.5 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases, offset by approximately $0.4 million in interest income during the six months ended December 31, 2013 associated with the exercise of our put option for our investment in Web International Education Group, Ltd.

Income tax (expense) benefit.  We had an income tax benefit of $8.1 million for the six months ended December 31, 2013, or 46.5% of income before taxes, as compared to income tax expense of $(10.6) million for the six months ended December 31, 2012, or 43.3% of income before taxes. We had an income tax benefit during the six months ended December 31, 2013 compared to income tax expense during the prior year period due to the change from pre-tax income to pre-tax loss during the comparative periods. Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the six months ended December 31, 2013, the income tax expense would have been $5.8 million, or an estimated 42.0% of income before taxes for the six months ended December 31, 2013. The decrease in the effective tax rate between periods after considering the items above, primarily relates to the impact of foreign operations, state taxes, noncontrolling interests, and other nondeductible costs for income tax purposes.

Net income (loss).  Net loss was $(9.3) million for the six months ended December 31, 2013, compared to net income of $13.9 million for the six months ended December 31, 2012, a decrease of $23.2 million. The change in net income (loss) is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the six months ended December 31, 2013 was $0.6 million as compared to negligible net loss attributable to noncontrolling interest for the same period in the prior year. Noncontrolling interest reflects the after-tax loss attributable to minority interest owners in our joint venture investments and may fluctuate from period to period.

Liquidity and Capital Resources

As of December 31, 2013, we had net working capital, or current assets minus current liabilities, of $360.6 million. Our working capital includes cash and cash equivalents of $162.9 million, including $7.1 million associated with our two joint ventures, and accounts receivable of $254.4 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings which tend to be highest in our first fiscal quarter as we begin billing for students for the new school year. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2013.

We had a $35.0 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes. On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes. The line has a five year term, bears interest at the higher of the Bank’s prime rate plus 0.25% or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25% and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio.

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

As of December 31, 2013, the aggregate outstanding balance under the lease lines of credit was $41.6 million. Borrowings bore interest at rates ranging from 2.52% to 3.14% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under this buyback are dependent upon business and market conditions and other factors. The stock purchases may be made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. During the three months ended December 31, 2013, cumulative treasury stock repurchases totaled $5.9 million resulting in remaining availability of $69.1 million for shares to be purchased under the plan.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations and net working capital on hand will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2013 was $20.6 million compared to net cash provided by operations of $32.1 million for the six months ended December 31, 2012. The $11.5 million decrease in cash flow from operations between periods was attributable to the net loss and deferred income taxes, an increase in working capital, offset by accelerated depreciation and amortization and impairment charges, stock-based compensation including expenses related to the acceleration of stock compensation related to severance arrangements and the reserve for excess and obsolete inventory.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2013 was $25.7 million compared to net cash used in investing activities of $25.8 million for the six months ended December 31, 2012, a decrease of $0.1 million. This decrease was due primarily to a decrease in software and curriculum development costs totaling $3.0 million, partially offset by a mortgage note to a managed school partner of $2.1 million and an increase of $0.8 million in property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2013 was $14.2 million compared to net cash used in financing activities of $8.3 million during the six months ended December 31, 2012. Our primary use of cash in financing activities is for the payment of capital lease obligations incurred for the acquisition of student computers. Our cash payments for capital leases increased approximately $1.3 million between periods resulting from increased purchases of student computers financed under capital leases. The six months ended December 31, 2013 included approximately $7.0 million more in proceeds from the exercise of stock options than the six months ended December 31, 2012. The timing of cash from the exercise of options impacts our net cash used in financing activities. During the second quarter of fiscal year 2013, the Company purchased treasury stock which totaled approximately $5.9 million for the six months ended December 31, 2013. The Company made no treasury stock purchases during the six months ended December 31, 2012.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $9.6 million related to long-term lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2013 and June 30, 2013, we had cash and cash equivalents totaling $162.9 million and $181.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2013, a 1% gross increase in interest rates earned on cash would result in a $1.6 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2013, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining us from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to us by a third party. The discovery process is currently in progress and claims construction hearings were held on September 30, 2013.

Oklahoma Firefighters Complaint

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against us, four of our officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, Oklahoma Firefighters Pension & Retirement System v. K12, Inc., Case No. 1:14-CV-108-AJT-JFA (the “Oklahoma Firefighters Complaint”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between March 11, 2013 and October 9, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder.  The Oklahoma Firefighters Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) our enrollment and revenue growth prospects for fiscal 2014, and (ii) our compliance with state regulations governing enrollment.  The plaintiff seeks unspecified monetary damages and other relief.  We intend to defend vigorously against the claims asserted in the Oklahoma Firefighters Complaint.

Item 1A.                      Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the SEC on August 29, 2013.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three and six months ended December 31, 2013, the Company paid approximately $5.9 million in cash to redeem 284,200 shares of common stock at an average price of $20.72 per share. At December 31, 2013, there were approximately $69.1 million remaining under the plan for repurchase.

Monthly Period during the Quarter Ended December 31, 2013	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Amount of Shares Yet To Be Repurchased Under Plan
November 4, 2013 - November 30, 2013	122,300	$20.55
December 1, 2013 - December 31, 2013	161,900	$20.86
Total	284,200	$20.72	284,200	$69,110,434

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

None.

Item 5.                           Other Information

None.

Item 6.  Exhibits.

(a)                                 Exhibits.

Number	Description

10.1	First Amendment to the Employment Agreement of Timothy L. Murray, effective December 19, 2013.
10.2	Bank of America Line of Credit Agreement effective on January 31, 2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
	Name:	James J. Rhyu
	Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: February 4, 2014