Form 10-Q
period 2014-03-31
K12 INC
filed 2014-04-29
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, the Registrant had 39,553,049 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$185,332	$181,480
Accounts receivable, net of allowance of $3,310 and $2,560 at March 31, 2014 and June 30, 2013, respectively	236,445	186,459
Inventories, net	21,294	44,395
Current portion of deferred tax asset	6,165	11,368
Prepaid expenses	10,396	10,331
Other current assets	27,823	23,916
Total current assets	487,455	457,949
Property and equipment, net	50,010	56,142
Capitalized software, net	46,660	43,504
Capitalized curriculum development costs, net	61,219	64,599
Intangible assets, net	24,783	32,139
Goodwill	61,581	61,413
Deposits and other assets	5,547	3,150
Total assets	$737,255	$718,896
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$20,954	$19,395
Current portion of note payable	—	390
Accounts payable	24,614	21,838
Accrued liabilities	14,910	17,027
Accrued compensation and benefits	19,436	21,970
Deferred revenue	52,468	28,567
Total current liabilities	132,382	109,187
Capital lease obligations, net of current portion	16,651	16,107
Deferred rent, net of current portion	8,595	8,833
Deferred tax liability	28,690	33,299
Other long-term liabilities	2,297	2,512
Total liabilities	188,615	169,938
Commitments and contingencies	—	—
Redeemable noncontrolling interest	15,200	15,200
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,138,238 and 37,440,662 shares issued and 39,895,938 and 37,440,662 outstanding at March 31, 2014 and June 30, 2013, respectively	4	4
Additional paid-in capital	630,533	548,390
Series A Special Stock, par value $0.0001; 2,750,000 shares authorized, zero and 2,750,000 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	—	63,112
Accumulated other comprehensive loss	(54)	(294)
Accumulated deficit	(73,806)	(81,050)
Treasury stock of 1,242,300 and zero shares at cost at March 31, 2014 and June 30, 2013, respectively	(26,624)	—
Total K12 Inc. stockholders’ equity	530,053	530,162
Noncontrolling interest	3,387	3,596
Total equity	533,440	533,758
Total liabilities, redeemable noncontrolling interest and equity	$737,255	$718,896

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues	$235,222	$218,009	$687,507	$645,133
Cost and expenses
Instructional costs and services	140,592	127,759	427,165	369,205
Selling, administrative, and other operating expenses	64,414	65,828	238,411	216,826
Product development expenses	2,831	5,070	11,916	14,817
Total costs and expenses	207,837	198,657	677,492	600,848
Income from operations	27,385	19,352	10,015	44,285
Interest expense, net	(12)	(306)	(125)	(807)
Income before income tax expense and noncontrolling interest	27,373	19,046	9,890	43,478
Income tax expense	(11,861)	(7,626)	(3,726)	(18,195)
Net income	15,512	11,420	6,164	25,283
Adjust net loss attributable to noncontrolling interest	437	555	1,080	559
Net income attributable to common stockholders, including Series A stockholders	$15,949	$11,975	$7,244	$25,842
Net income attributable to common stockholders per share, excluding Series A stockholders, through the conversion date September 3, 2013:
Basic and Diluted	$0.40	$0.31	$0.19	$0.66
Weighted average shares used in computing per share amounts:
Basic and Diluted	39,596,798	36,283,353	39,136,667	36,142,689

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
Net income	$15,512	$11,420	$6,164	$25,283

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	47	(276)	240	(426)

Total other comprehensive income, net of tax	15,559	11,144	6,404	24,857

Comprehensive loss attributable to noncontrolling interest	437	555	1,080	559

Comprehensive income attributable to common stockholders, including Series A stockholders	$15,996	$11,699	$7,484	$25,416

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	Common Stock		Common Stock - Series A		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Total
(In thousands, except share and per share data)
Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	—	$—	$3,596	$533,758
Net income (1)	—	—	—	—	—	—	7,244	—	—	(209)	7,035
Foreign currency translation adjustment	—	—	—	—	—	240	—	—	—	—	240
Conversion of Series A Special Stock to common stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(1,242,300)	(26,624)	—	(26,624)
Stock-based compensation expense	—	—	—	—	16,199	—	—	—	—	—	16,199
Exercise of stock options	481,497	—	—	—	8,444	—	—	—	—	—	8,444
Excess tax benefit from stock-based compensation	—	—	—	—	(472)	—	—	—	—	—	(472)
Issuance of restricted stock awards	693,354	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(51,820)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(870)	—	—	—	—	—	(870)
Retirement of restricted stock for tax withholding	(175,455)	—	—	—	(4,270)	—	—	—	—	—	(4,270)
Balance, March 31, 2014	41,138,238	$4	—	$—	630,533	$(54)	$(73,806)	(1,242,300)	$(26,624)	$3,387	$533,440

(1)       Net income (loss) attributable to noncontrolling interests excludes $0.9 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages (“MIL”), which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$6,164	$25,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,491	48,176
Stock-based compensation expense	16,199	9,833
Excess tax benefit from stock-based compensation	472	(4,413)
Deferred income taxes	122	16,348
Provision for doubtful accounts	1,206	1,814
Provision for excess and obsolete inventory	4,161	272
Provision (benefit) for student computer shrinkage and obsolescence	(555)	439
Changes in assets and liabilities:
Accounts receivable	(51,547)	(75,549)
Inventories	18,941	8,237
Prepaid expenses	(39)	(9,919)
Other current assets	(3,906)	992
Deposits and other assets	(351)	(142)
Accounts payable	2,759	(3,976)
Accrued liabilities	(2,165)	12,229
Accrued compensation and benefits	(2,535)	2,333
Deferred revenue	23,543	24,092
Release of restricted cash	—	1,501
Deferred rent and other liabilities	(454)	1,666
Net cash provided by operating activities	81,506	59,216
Cash flows from investing activities
Purchase of property and equipment	(6,323)	(5,265)
Capitalized software development costs	(18,486)	(17,867)
Capitalized curriculum development costs	(11,324)	(13,597)
Mortgage note to managed school partner	(2,100)	—
Net cash used in investing activities	(38,233)	(36,729)
Cash flows from financing activities
Repayments on capital lease obligations	(16,988)	(14,674)
Repayments on note payable	(390)	(1,177)
Proceeds from exercise of stock options	8,444	3,027
Excess tax benefit from stock-based compensation	(472)	4,413
Purchase of treasury stock	(26,624)	—
Retirement of restricted stock for tax withholding	(4,270)	(1,817)
Net cash used in financing activities	(40,300)	(10,228)
Effect of foreign exchange rate changes on cash and cash equivalents	879	57
Net change in cash and cash equivalents	3,852	12,316
Cash and cash equivalents, beginning of period	181,480	144,652
Cash and cash equivalents, end of period	$185,332	$156,968

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since its inception, the Company has made significant investments to develop and, to a lesser extent, acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. This learning system combines the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company manages virtual public schools in 33 states and the District of Columbia.

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

2.  Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations for the three and nine months ended March 31, 2014 and March 31, 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2014 and March 31, 2013, the condensed consolidated statement of equity (deficit) for nine months ended March 31, 2014 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2014 and March 31, 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results of the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2014 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date.

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

Where the Company provides turn-key management service and it has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended March 31, 2014 and March 31, 2013 were $71.3 million and $66.8 million, respectively, and for the nine months ended March 31, 2014 and March 31, 2013 were $190.8 million and $178.3 million, respectively.

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

Under the contracts where the Company provides turn-key management services to schools, the Company has generally agreed to absorb any cumulative operating losses of the schools over the respective contract period. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. A school operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Management periodically reviews its estimates of full year school revenues and operating expenses and amortizes the net impact of any changes to these estimates proportionately over the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred in the calculation of school operating losses.

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

During the three months ended March 31, 2014 and March 31, 2013, the Company had contracts with two schools that represented approximately 14% and 10% of revenues. The percentage of revenues for these two schools is not indicative of the percentage of revenues for the full year. Approximately 7% of accounts receivable was attributable to a contract with one school as of March 31, 2014 and June 30, 2013. During the nine months ended March 31, 2014, the Company had contracts with two managed public schools that represented approximately 13% and 10% of revenues. During the nine months ended March 31, 2013, the Company had contracts with two managed public schools that represented approximately 14% and 10% of revenues.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies owned, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to managed public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. The Company records a provision for excess and obsolete inventory when impairment has been identified. The Company writes down its inventory for estimated excess or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. During the nine months ended March 31, 2014, the Company increased the provision for excess and obsolete inventory by $6.1 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve was $9.0 million and $4.9 million at March 31, 2014 and June 30, 2013, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $9.2 million and $8.0 million, respectively. Depreciation expense for the nine months ended March 31, 2014 and March 31, 2013 was $32.1 million and $23.8 million, respectively, which, for the nine months ended March 31, 2014, includes accelerated expenses described below.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

During the nine months ended March 31, 2014, the Company updated the estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $6.3 million for computers that we estimate will not be returned by our students.

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

Capitalized software development additions totaled $18.5 million and $17.9 million for the nine months ended March 31, 2014 and March 31, 2013, respectively. Amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $3.9 million and $3.6 million, respectively. During the nine months ended March 31, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Amortization expense for the nine months ended March 31, 2014 and March 31, 2013 was $15.3 million and $10.3 million, respectively. The amortization expense for the nine months ended March 31, 2014 included the write down.

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

Capitalized curriculum development additions were $11.3 million and $13.6 million for the nine months ended March 31, 2014 and March 31, 2013, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. In addition, the Company wrote down approximately $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the nine months ended March 31, 2014. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $4.3 million and $3.6 million, respectively. Amortization expense for the nine months ended March 31, 2014 and March 31, 2013 was $14.7 million and $10.7 million, respectively. The amortization expense for the nine months ended March 31, 2014 included the write down.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of March 31, 2014.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, customer and distributor relationships and developed technology. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $0.7 million and $1.1 million, respectively. Amortization expense for the nine months ended March 31, 2014 and March 31, 2013 was $7.4 million and $3.4 million, respectively. Future amortization of intangible assets is $0.7 million, $2.6 million, $2.5 million, $2.0 million and $2.0 million in the fiscal years ending June 30, 2014 through June 30, 2018, respectively, and $15.0 million thereafter.

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

The following table represents goodwill activity for the nine months ended March 31, 2014:

Amount
Rollforward of Goodwill	$(in thousands)
Balance as of June 30, 2013	$61,413
Adjustments due to other foreign exchange translations	168
Balance as of March 31, 2014	$61,581

The following table represents the balance of intangible assets as of March 31, 2014 and June 30, 2013:

	March 31, 2014			June 30, 2013
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.4	$(4.2)	$13.2	$24.0	$(5.1)	$18.9
Customer and distributor relationships	18.9	(7.7)	11.2	18.9	(6.5)	12.4
Developed technology	1.5	(1.4)	0.1	1.5	(1.0)	0.5
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$38.3	$(13.5)	$24.8	$44.9	$(12.8)	$32.1

During the second quarter of fiscal year 2014, the Company determined that based on rebranding of the Institutional business, the Company fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge for the nine months ended March 31, 2014. There was no impairment charge for the three months ended March 31, 2014 or the three and nine months ended March 31, 2013.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivable and debt approximate their fair values.

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

The following table summarizes certain information at March 31, 2014 and June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$15,200	$—	$—	$15,200
Total	$15,200	$—	$—	$15,200

The fair value of the redeemable noncontrolling interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm as of June 30, 2013. As of March 31, 2014, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Earnings Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted earnings per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted earnings per share when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed earnings with common stock are considered participating securities. The Series A Special stock was considered participating until all shares were converted into common stock on September 3, 2013. Participating securities are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. EPS is presented using the two-class method in the three and nine months ended March 31, 2013 only, since the Series A Special stock was outstanding.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In thousands except shares and per share data)

Basic and dilutive earnings (loss) per share computation:
Net income — K12	$15,949	$11,975	$7,244	$25,842
Amount allocated to participating Series A stockholders	—	(844)	—	(1,827)
Income available to common stockholders — basic and diluted	$15,949	$11,131	$7,244	$24,015
Weighted average common shares — basic and diluted	39,596,798	36,283,353	39,136,667	36,142,689
Basic and diluted net income per share	$0.40	$0.31	$0.19	$0.66

The basic and diluted weighted average common shares were the same for the three and nine months ended March 31, 2014 and March 31, 2013, as the inclusion of dilutive securities were out of the money based on a lower average stock price during the period and Series A special stock prior to the conversion date would have been anti-dilutive. At March 31, 2014, we had 41,138,238 shares issued and 39,895,938 shares outstanding, which included the 2,750,000 common shares associated with the Series A special stock conversion which occurred on September 3, 2013.

Recent Accounting Pronouncements

Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

4.  Income Taxes

The benefit (expense) for income taxes is based on income (loss) reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2014 and March 31, 2013, the Company’s effective income tax rate was 43.3% and 40.0%, respectively. For the nine months ended March 31, 2014 and March 31, 2013, the Company’s effective tax rate was 37.7% and 41.9%, respectively. The effective income tax rate differs from the statutory federal income tax rate of 35% primarily due to the impact of foreign operations, state taxes, noncontrolling interests and permanent differences between book and tax deductions.

5.  Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The current annual availability of $35.0 million expires in June 2014. As of March 31, 2014 and June 30, 2013, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $37.6 million and $35.5 million, respectively, with lease interest rates ranging from 2.52% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The interest rates on the new borrowings are based upon an initial rate of 2.40% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between May 29, 2013 and the Lease Commencement Date (as defined in the lease line of credit). The Company has pledged the assets financed to secure the outstanding leases. The net carrying value of leased student computers as of March 31, 2014 and June 30, 2013 was $27.3 million and $31.2 million, respectively.

The following is a summary as of March 31, 2014 of the present value of the net minimum payments due on outstanding capital leases and the note payable under the Company’s commitments:

Capital
June 30,	Leases
($ in thousands)

2014	6,296
2015	19,352
2016	10,266
2017	2,760

Total minimum payments	38,674
Less amount representing interest (imputed weighted average capital lease interest rate of 2.8%)	(1,069)

Net minimum payments	37,605
Less current portion	(20,954)

Present value of minimum payments, less current portion	$16,651

Note Payable

The Company purchased computer software licenses and maintenance services through an unsecured note payable arrangement with a vendor at 3.4% interest rate and a payment term of three years. There are no covenants associated with this note payable arrangement. The balance of the note payable at March 31, 2014 and June 30, 2013 was zero and $0.4 million, respectively.

6.  Line of Credit

On January 31, 2014, we executed a $100 million unsecured line of credit with the Bank of America, N.A. (“Bank”) to be used for general corporate operating purposes. The line has a five year term, bears interest at the higher of the Bank’s prime rate plus 0.25% or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25% and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2014, the Company was in compliance with these covenants and there were no borrowings outstanding on the line of credit during the period ended March 31, 2014.

7.  Stock Option Plan

Stock Options

Stock option activity during nine months ended March 31, 2014 was as follows:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	269,220	27.47
Exercised	(481,497)	17.54
Forfeited or canceled	(51,993)	23.34

Outstanding, March 31, 2014	2,628,918	$21.37	4.74	$7,244

Stock options exercisable at March 31, 2014	1,815,535	$20.12	2.88	$12,609

The aggregate intrinsic value of options exercised during nine months ended March 31, 2014 was $6.1 million. The weighted-average grant date fair value of options granted was $12.69 during the nine months ended March 31, 2014.

As March 31, 2014, there was $7.3 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.3 years. During the nine months ended March 31, 2014, the Company recorded additional stock-based compensation of $1.5 million associated with accelerated vesting of option awards to our former Chief Executive Officer and other employees upon termination of employment. During the three months ended March 31, 2014 and March 31, 2013, the Company recognized $0.9 million and $1.1 million, respectively, of stock-based compensation expense related to stock options. During nine months ended March 31, 2014 and March 31, 2013, the Company recognized $4.6 million and $3.2 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during nine months ended March 31, 2014 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2013	928,137	$22.97
Granted	693,354	31.53
Vested	(457,390)	25.13
Forfeited or canceled	(51,820)	27.36

Outstanding, March 31, 2014	1,112,281	$27.40

As of March 31, 2014, there was $21.5 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during nine months ended March 31, 2014 was $11.5 million. During the nine months ended March 31, 2014, the Company recorded additional stock-based compensation of $2.5 million associated with accelerated vesting of equity awards to our former Chief Executive Officer and other employees upon termination of employment. During the three months ended March 31, 2014 and March 31, 2013, the Company recognized $3.1 million and $2.9 million, respectively, of stock-based compensation expense related to restricted stock awards. During nine months ended March 31, 2014 and March 31, 2013, the Company recognized $11.6 million and $6.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.  Related Party Transactions

For the three months ended March 31, 2014 and March 31, 2013, the Company purchased services in the amount of zero and $0.1 million, respectively from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, which was a related party until September 2013. For the nine months ended March 31, 2014 and March 31, 2013, the Company purchased services in the amount of zero and $0.3 million, respectively.

During the nine months ended March 31, 2014, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At March 31, 2014 and June 30, 2013, the loan totaled $4.0 million and $3.0 million, respectively, and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

9.  Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-LPS, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that the Company has infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining K12 from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted the Company’s motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to K12 by a third party. The discovery process is currently in progress and the claims construction hearings were held on September 30, 2013. At March 31, 2014 and June 30, 2013, the Company had not recorded a liability as a loss was neither probable nor estimable.

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

10.  Investments

Investment in Web International Education Group Ltd. (Web)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web is contractually required to pay by May 6, 2014. The Company reclassified this $10.0 million investment plus accrued interest of $2.4 million to a receivable, which is included in other current assets. During the three months ended March 31, 2014 and March 31, 2013, the Company recorded interest income of $0.2 million and zero, respectively, associated with Web. During the nine months ended March 31, 2014 and March 31, 2013, the Company recorded interest income of $0.6 million and zero, respectively, associated with Web.

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

11.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	March 31,
	2014	2013
	(In thousands)

Cash paid for interest	$879	$895

Cash paid for taxes, net of refunds	$4,865	$510

Supplemental disclosure of non-cash investing and financing activities:
New capital lease obligations	$19,090	$24,671

12.  Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three months ended March 31, 2014, the Company paid approximately $20.7 million for the repurchase of 958,100 shares. For the nine months ended March 31, 3014, the Company paid approximately $26.6 million under the plan for the repurchase of 1,242,300 shares. As of March 31, 2014, the approximate dollar amount of shares yet to be repurchased under the plan was $48.4 million.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•                  Executive Summary — a general description of our business and key highlights of the three months and nine months ended March 31, 2014.

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

Virtual and blended public schools generally under turn-key management contracts (Managed Public Schools) accounted for approximately 87% of our revenue in the nine months ended March 31, 2014. We currently provide management services to public schools in 33 states and the District of Columbia.

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

For the nine months ended March 31, 2014, revenues grew to $687.5 million from $645.1 million in the prior year period, a growth rate of 6.6%. We had operating income of $10.0 million for nine months ended March 31, 2014 compared to operating income of $44.3 million in the prior year period, and net income to common stockholders of $7.2 million compared to net income to common stockholders of $25.8 million in the prior year period. The operating income for the nine months ended March 31, 2014 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

During the third quarter we decided not to pursue our previously announced intent to create a new company with Safanad Limited due to the complexities of the transaction.  We continue to evaluate strategic options with respect to the possible sale of one or more of these assets, including discussions with Safanad Limited.

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

Managed Public Schools	Institutional Sales	International and Private Pay Schools

• Full-time virtual public schools	• K12 curriculum	• Managed private schools
• Blended schools	• Middlebury joint venture	• The Keystone School
• Flex schools	• Pre-kindergarten	• George Washington University Online High School
• Passport schools	• Post-secondary	• K12 International Academy
• Discovery schools		• International School of Berne
• Other blended schools		• Independent course sales (Consumer)

Enrollment Data

The following table sets forth average enrollment data for students in Managed Public Schools and total enrollment data for students in the International and Private Pay Schools for the periods indicated. These figures exclude enrollments from classroom pilot programs and consumer programs.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	2013	Change	Change %	2014	2013	Change	Change %

Managed Public Schools
Average Student Enrollments *	124,964	118,717	6,247	5.3%	125,514	119,354	6,160	5.2%
International and Private Pay Schools
Total Student Enrollments	5,686	5,060	626	12.4%	23,105	22,459	646	2.9%
Total Semester Course Enrollments	22,595	20,445	2,150	10.5%	73,036	68,614	4,422	6.4%

* The Managed Public Schools average student enrollments includes some enrollments for which we may receive no public funding.

Revenue by Business Line

Revenue is captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district who purchases courses (Institutional Business customer) may decide to implement a full-time virtual or blended school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the three and nine months ended March 31, 2014 and March 31, 2013.

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2014 / 2013		March 31,		2014 / 2013
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Managed Public Schools	$208,538	$191,305	$17,233	9.0	$600,746	$556,607	$44,139	7.9
Institutional Sales	13,683	15,888	(2,205)	(13.9)	49,974	55,949	(5,975)	(10.7)
International and Private Pay Schools	13,001	10,816	2,185	20.2	36,787	32,577	4,210	12.9
Total	$235,222	$218,009	$17,213	7.9%	$687,507	$645,133	$42,374	6.6%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2014		2013		2014		2013
	($ in thousands)
Revenues	$235,222	100.0%	$218,009	100.0%	$687,507	100.0%	$645,133	100.0%

Cost and expenses
Instructional costs and services	140,592	59.8	127,759	58.6	427,165	62.1	369,205	57.2
Selling, administrative, and other operating expenses	64,414	27.4	65,828	30.2	238,411	34.7	216,826	33.6
Product development expenses	2,831	1.2	5,070	2.3	11,916	1.7	14,817	2.3

Total costs and expenses	207,837	88.4	198,657	91.1	677,492	98.5	600,848	93.1

Income from operations	27,385	11.6	19,352	8.9	10,015	1.5	44,285	6.9
Interest expense, net	(12)	—	(306)	(0.1)	(125)	—	(807)	(0.1)

Income before income taxes and noncontrolling interest	27,373	11.6	19,046	8.8	9,890	1.5	43,478	6.8
Income tax expense	(11,861)	(5.0)	(7,626)	(3.6)	(3,726)	(0.6)	(18,195)	(2.8)

Net income	15,512	6.6	11,420	5.2	6,164	0.9	25,283	4.0
Adjust net loss attributable to noncontrolling interest	437	0.2	555	0.3	1,080	0.2	559	—

Net income attributable to common stockholders, including Series A stockholders	$15,949	6.8%	$11,975	5.5%	$7,244	1.1%	$25,842	4.0%

Comparison of the Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

Revenues.  Our revenues for the three months ended March 31, 2014 were $235.2 million, representing an increase of $17.2 million, or 7.9%, as compared to revenues of $218.0 million for the same period in the prior year. Managed Public Schools revenue increased $17.2 million year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 5.3% growth in average student enrollments, an increase in average revenue per student due to improved revenue capture and the impact of a change in certain school contracts that shifted the revenue from these schools from the first quarter into future periods. Our International and Private Pay Schools revenue increased $2.2 million or 20.2%, due to a 10.5% increase in total semester course enrollments and a 12.4% increase in total student enrollments during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Institutional Sales revenue decreased $2.2 million, or 13.9%, from the prior year due to decreased volume and rate fluctuations.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2014 were $140.6 million, representing an increase of $12.8 million, or 10.0%, from $127.8 million for the three months ended March 31, 2013. Instructional costs grew as a result of an increase in the number of enrollments. Instructional costs and services expenses increased slightly to 59.8% of revenue during the three months ended March 31, 2014 as compared to 58.6% for the three months ended March 31, 2013. This increase was caused primarily by higher salary and related costs offset by lower costs for materials.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for the three months ended March 31, 2014 were $64.4 million, representing a decrease of $1.4 million, or 2.1%, as compared to $65.8 million for the three months ended March 31, 2013. As a percentage of revenues, selling, administrative and other operating expenses were 27.4% for the three months ended March 31, 2014 as compared to 30.2% for the three months ended March 31, 2013, reflecting our continued costs savings initiatives.

Product development expenses.  Product development expenses include costs related to new products and information technology systems. Product development expenses for the three months ended March 31, 2014 were $2.8 million, representing a decrease of $2.3 million, or 45.1%, as compared to $5.1 million for the three months ended March 31, 2013. As a percentage of revenues, product development expenses decreased to 1.2% for the three months ended March 31, 2014 as compared to 2.3% for the same period in the prior year. The decrease was primarily a result of a decrease in third-party professional fees supporting product development activities.

Interest expense, net.  Net interest expense for the three months ended March 31, 2014 was approximately zero as compared to $0.3 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases, offset by approximately $0.2 million in interest income during the three months ended March 31, 2014 primarily associated with the exercise of our put option for our investment in Web International Education Group, Ltd.

Income tax expense.  We had income tax expense of $11.9 million for the three months ended March 31, 2014, or 43.3% of income before taxes, as compared to income tax expense of $7.6 million, or 40.0% of income before taxes for the three months ended March 31, 2013. The increase in the effective tax rate between periods primarily relates to the impact of foreign operations, noncontrolling interests, and permanent differences between book and tax deductions.

Net income.  Net income was $15.5 million for the three months ended March 31, 2014, compared to net income of $11.4 million for the three months ended March 31, 2013, an increase of $4.1 million, or 36.0%. The change in net income is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2014 was $0.4 million as compared to net loss attributable to noncontrolling interest of $0.6 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our joint venture investments.

Comparison of Nine Months Ended March 31, 2014 and Nine Months Ended March 31, 2013

Revenues.  Our revenues for nine months ended March 31, 2014 were $687.5 million, representing an increase of $42.4 million, or 6.6%, as compared to revenues of $645.1 million for the same period in the prior year. Managed Public Schools revenue increased 7.9% year over year, primarily as a result of organic growth in existing states. The growth in Managed Public Schools revenue was driven by a 5.2% increase in average student enrollments and an increase in average revenue per student due to improved revenue capture. International and Private Pay Schools revenue increased $4.2 million, or 12.9%, due to a 6.4% increase in total semester course enrollments at March 31, 2014 compared to March 31, 2013, and the contribution derived from a shift in the mix of enrollments to higher priced programs. Institutional Sales revenue decreased $6.0 million, or 10.7% from the prior year due to volume and rate fluctuations.

Instructional costs and services expenses.  Instructional costs and services expenses for nine months ended March 31, 2014 were $427.2 million, representing an increase of $58.0 million, or 15.7%, from $369.2 million for the nine months ended March 31, 2013. Of the total increase, $18.6 million relates to accelerated depreciation and amortization during nine months ended March 31, 2014 for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. The remaining $39.4 million increase between periods related to increased teacher and material costs due to enrollment growth. Instructional costs and services expenses were 62.1% of revenue during the nine months ended March 31, 2014; however excluding the impact of the accelerated depreciation and amortization, instructional costs and services were 59.4%, compared to 57.2% for the nine months ended March 31, 2013. The increase in expense continues to be primarily associated with the timing of costs ramping up faster than enrollments during our first quarter of the year.

Selling, administrative and other operating expenses.  Selling, administrative and other operating expenses for nine months ended March 31, 2014 were $238.4 million, representing an increase of $21.6 million, or 10.0%, as compared to $216.8 million for the nine months ended March 31, 2013. Of the total increase, $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that will no longer be used. The remainder of the increase related to increased headcount and marketing costs, offset by reduced professional fees and sales commissions. As a percentage of revenues, selling, administrative and other operating expenses were 34.7% for the nine months ended March 31, 2014; however excluding severance and accelerated amortization described above, selling, administrative and other expenses were 32.8% as a percentage of revenue, slightly less than the 33.6% for the nine months ended March 31, 2013.

Product development expenses.  Product development expenses include costs related to new products and to information technology systems. Product development expenses for nine months ended March 31, 2014 were $11.9 million, representing a decrease of $2.9 million, or 19.6%, as compared to $14.8 million for the nine months ended March 31, 2013. As a percentage of revenues, product development expenses decreased between periods to 1.7% for nine months ended March 31, 2014 as compared to 2.3% for the same period in the prior year due to the stage and timing of development projects.

Interest expense, net.  Net interest expense for nine months ended March 31, 2014 was $0.1 million compared to $0.8 million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer leases, offset by approximately $0.6 million in interest income during nine months ended March 31, 2014 associated with the exercise of our put option for our investment in Web International Education Group, Ltd.

Income tax expense.  We had income tax expense of $3.7 million for the nine months ended March 31, 2014, or 37.7% of income before taxes, as compared to income tax expense of $18.2 million for the nine months ended March 31, 2013, or 41.9% of income before taxes. Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the nine months ended March 31, 2014, the income tax expense would have been $16.0 million, or an estimated 38.9% of income before taxes for the nine months ended March 31, 2014. The decrease in the effective tax rate between periods after considering the items above, primarily relates to the impact of permanent differences between book and tax deductions.

Net income.  Net income was $6.2 million for the nine months ended March 31, 2014, compared to net income of $25.3 million for the nine months ended March 31, 2013, a decrease of $19.1 million, or 75.5%. The change in net income is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for nine months ended March 31, 2014 was $1.1 million as compared to $0.6 million net loss attributable to noncontrolling interest for the same period in the prior year. Noncontrolling interest reflects the after-tax loss attributable to minority interest owners in our joint venture investments and may fluctuate from period to period.

Liquidity and Capital Resources

As of March 31, 2014, we had net working capital, or current assets minus current liabilities, of $355.1 million. Our working capital includes cash and cash equivalents of $185.3 million, including $7.1 million associated with our two joint ventures, and net accounts receivable of $236.5 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings which tend to be highest in our first fiscal quarter as we begin billing for students for the new school year. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2014.

We had a $35.0 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes. On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A., or BOA. The line has a five year term, bears interest at the higher of the Bank’s prime rate plus 0.25% or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25% and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2014, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

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

As of March 31, 2014, the aggregate outstanding balance under the lease lines of credit was $37.6 million. Borrowings bore interest at rates ranging from 2.52% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under this buyback are dependent upon business and market conditions and other factors. The stock purchases may be made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. During the nine months ended March 31, 2014, cumulative treasury stock repurchases totaled $26.6 million resulting in remaining availability of $48.4 million for shares to be purchased under the plan.

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

Operating Activities

Net cash provided by operating activities for nine months ended March 31, 2014 was $81.5 million compared to net cash provided by operations of $59.2 million for the nine months ended March 31, 2013. The $22.3 million increase in cash flow from operations between periods was attributable to the accelerated depreciation and amortization and impairment charges, the acceleration of stock compensation related to severance arrangements and changes in working capital, offset by lower net income after deducting non-cash items and deferred income taxes.

Investing Activities

Net cash used in investing activities for nine months ended March 31, 2014 was $38.2 million compared to net cash used in investing activities of $36.7 million for the nine months ended March 31, 2013, an increase of $1.5 million. While we continued to invest in software and curriculum at similar levels to the prior year, this increase was due primarily to payment of a mortgage note to a managed school partner of $2.1 million and a decrease of $0.6 million in net property and equipment and capitalized costs.

Financing Activities

Net cash used in financing activities for nine months ended March 31, 2014 was $40.3 million compared to net cash used in financing activities of $10.2 million during the nine months ended March 31, 2013. Our primary uses of cash in financing activities are the purchase of treasury stock and the payment of capital lease obligations incurred for the acquisition of student computers. During the nine months ended March 31, 2014, the Company purchased treasury stock which totaled approximately $26.6 million. The Company made no treasury stock purchases during the nine months ended March 31, 2013. Our cash payments for capital leases increased approximately $2.3 million between periods resulting from increased purchases of student computers financed under capital leases. The nine month period ended March 31, 2014 included approximately $5.4 million more in proceeds from the exercise of stock options than the nine months ended March 31, 2013. The timing of cash from the exercise of options impacts our net cash used in financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $9.1 million related to long-term lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At March 31, 2014 and June 30, 2013, we had cash and cash equivalents totaling $185.3 million and $181.5 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2014, a 1% gross increase in interest rates earned on cash would result in a $1.9 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2014, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three and nine months ended March 31, 2014, the Company paid approximately $20.7 million and $26.6 million, respectively, in cash to redeem 958,100 and 1,242,300 shares, respectively, of common stock at an average price of $21.62 and $21.43 per share, respectively. At March 31, 2014, there was approximately $48.4 million remaining under the plan for repurchase.

Monthly Period during the Quarter Ended March 31, 2014	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Amount of Shares Yet To Be Repurchased Under Plan
January 1, 2014 - January 31, 2014	134,900	$22.24
February 1, 2014 - February 28, 2014	355,200	$21.68
March 1, 2014 - March 31, 2014	468,000	$21.39
Total	958,100	$21.62	1,242,300	$48,400,142

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

None.

Item 5.                           Other Information

None.

Item 6. Exhibits

(a)                                 Exhibits.

Number	Description

10.1	Amended and Restated 2013 Employment Agreement of Nathaniel A. Davis, effective March 10, 2014.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited), (iv) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 29, 2014