Form 10-K
period 2014-06-30
K12 INC
filed 2014-08-15
CIK 1157408

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to a

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2013 was approximately $561,372,000. Aggregate market value excludes an aggregate of approximately 15,017,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of the registrant's common stock outstanding as of August 11, 2014 was 38,411,114.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended June 30, 2014, are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as "anticipates," "believes," "estimates," "continues," "likely," "may," "opportunity," "potential," "projects," "will," "expects," "plans," "intends" and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

  •
  reduction of per pupil funding amounts at the schools we serve;

  •
  inability to achieve sufficient level of new enrollments to sustain and grow our business model;

  •
  failure of the schools we serve or us to comply with regulations resulting in a loss of funding or an obligation to repay funds previously received;

  •
  declines or variations in academic performance outcomes as curriculum and testing standards evolve;

  •
  harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and in any school in which we operate;

  •
  legal and regulatory challenges from opponents of virtual public education or for-profit education companies;

  •
  discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;

  •
  termination of our contracts with schools due to a loss of authorizing charter;

  •
  failure to enter into new school contracts or renew existing contracts, in part or in their entirety;

  •
  unsuccessful integration of mergers, acquisitions and joint ventures;

  •
  failure to further develop, maintain and enhance our technology, products, services and brands;

  •
  inadequate recruiting, training and retention of effective teachers and employees;

  •
  infringement of our intellectual property;

  •
  non-compliance with laws and regulations related to operating schools in a foreign jurisdiction; and

  •
  entry of new competitors with superior competitive technologies and lower prices.

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

PART I

ITEM 1.    BUSINESS

Company Overview

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. We provide a continuum of technology-based educational products and solutions to public school districts, public schools, charter schools, private schools and families as we strive to transform a student's learning experience into one that delivers individualized education on a highly scalable basis. In 2013, AdvancEd, a non-profit nationwide accreditation agency for schools and school systems, renewed its five year quality assurance accreditation of the Company.

        As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers to be effective in online instruction, provide turn-key management services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many benefits of online learning to complement and transform traditional schools. These strengths enable us to provide a unique set of products and services primarily to three lines of business that share many common attributes, including curriculum, learning systems, management expertise, logistical systems and marketing. These businesses are: Managed Public Schools (turn-key management services sold to public schools), Institutional Sales (educational products and services sold to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and make direct consumer sales).

Managed Public Schools	Institutional Sales	International and Private Pay Schools
• Virtual public schools	• K12 curriculum	• Managed private schools
• Blended public schools	• FuelEd Online Courses	—K12 International Academy
—Hybrid schools	• FuelEd Anywhere Learning System	—George Washington University Online HS
—Flex schools	• Middlebury Interactive Languages	—The Keystone School
—Passport schools	• Pre-kindergarten	• Independent course sales (Consumer)
  •
  Managed Public Schools

          Virtual Public Schools.    In full-time virtual managed public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state certified teachers. In addition to providing our course catalog, course materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools that we manage.

          Blended Public Schools.    In addition to providing services to full-time virtual public schools, we also sell our products and services to blended public schools that combine online and face-to-face instruction in many different arrangements with varying amounts of time spent in a physical learning center.

          For both virtual and blended managed public schools, the governing authority with control over the schools negotiates contractual terms with us for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, student enrollment and marketing, compensation recommendations for school personnel, financial management, procurement of curriculum, computers and other required services and equipment. The scope of services we provide varies in accordance with applicable state regulations and each governing authority's policies. Funding is provided primarily by state governments. For the 2013-14 school year, we provided turn-key management services to managed public schools in 33 states and the District of Columbia.

  •
  Institutional Sales.

          We work closely as partners with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. These institutions include public schools, school districts, private schools, charter schools and early childhood learning centers. Additionally, we operate a joint venture with Middlebury College, known as Middlebury Interactive Languages LLC ("MIL"), to develop and market online foreign language courses. For the 2013-14 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

  •
  International and Private Pay Schools.

          We operate three online private schools: The K12 International Academy, the George Washington University Online High School and the Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for a quality online education. Our principal customers are expatriate families and foreign students who wish to study in English, as well as U.S. students who reside in states where the online public school option is not available. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or to supplement their child's traditional education.

        We continue to make significant capital investments in our infrastructure, including: (i) the ongoing development and enhancement of our content and learning management systems; (ii) corporate and school infrastructure to improve scalability, increase security, and attain cost savings; and (iii) conversion of interactive instructional products to enable delivery through tablets and mobile devices.

Our History

        We were founded in 2000 to utilize advances in technology to provide children with access to a high-quality public school education regardless of their geographic location or socioeconomic background. Given the geographic flexibility of technology-based education, we believed that the pursuit of this mission could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. The convergence of these factors and rapid advances in Internet networks created the opportunity to make a significant impact by deploying online learning software and systems on a flexible, online platform.

        In September 2001, we introduced our kindergarten through 2nd grade offering. We launched our initial online learning system in virtual public schools in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We have also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. In school year 2013-14, we managed public schools in 33 states and the District of Columbia, specifically: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Nevada, New Jersey (Flex School only), New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia,

Washington, Wisconsin and Wyoming. We also serve schools in all 50 states through our Institutional Sales business.

Our Market

        The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

  •
  According to the National Center for Education Statistics ("NCES"), a division of the U.S. Department of Education, approximately 48 million students were expected to attend K-12 public schools in the fall of 2013. Nearly five million students were expected to enroll in private schools in the fall of 2012. In addition, according to a report by National Home Education Research Institute, approximately two million students were home schooled in 2011. Many of these students took an online course and a small percentage enrolled in a full-time online program. As of 2013, six states mandated the completion of an online course prior to high school graduation (Keeping Pace Report, 2013). Multi-district fully online schools served an estimated 310,000 students in 30 states during the 2012-13 school year.

  •
  According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 13,600 districts during the 2011-12 school year.

  •
  The NCES estimates that total spending in the K-12 market was projected to be $563 billion for the 2012-13 school year, and that public school spending will increase by 24 percent, to $699 billion, by 2022-23.

  •
  According to the International Association for K-12 Online Learning ("iNACOL"), in 2013, all 50 states had established a significant form of online learning initiative. In addition, according to iNACOL, 1.82 million K-12 students participated in a formal online learning program.

        Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, public charter schools emerged in 1988 to provide an alternative to traditional public schools and, according to the Center for Education Reform, have grown by 245% since 2001. As of July 2014, more than 1 million students are on waiting lists to attend a charter school, and there are over 6,000 public charter schools operating in 42 states and the District of Columbia with an estimated enrollment of over 2.1 million students. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost to deliver education.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

        As evidenced by the varying options being utilized by K-12 students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives, and we expect them to extend their use of technology to their educational needs and choices. Our business is modeled on the premise that every student has the right to an education that is individualized and available anywhere at any time. We also believe all students can benefit from more rigorous and engaging content.

        We anticipate that full-time virtual schools will meet the needs of a small percentage of the overall K-12 student population, but do represent and will continue to represent a large and growing opportunity in absolute terms. Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children's potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn at their own pace; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek more flexibility than traditional brick and mortar schools can provide, such as student-athletes and performers who are not able to attend regularly-scheduled classes; (vi) college-bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement, honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts; and (ix) students of military families who desire high quality, consistent education across moves. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals. The public online and blended schools we manage, which generated the majority of our revenue (approximately 88% in fiscal 2014), serve this demand.

        Most students in the United States will continue to be educated in school buildings and classrooms. However we also believe that the academic benefits for certain student segments, combined with the significant savings for taxpayers, will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges traditional schools continue to face is adoption of technology and innovative new learning devices. We offer a complete solution for districts and schools that need a turn-key option and also offer, in our Institutional Sales business, online curriculum and services on a solutions-oriented, individualized basis for those customers who need less than a full-service offering. We believe this range of options creates the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution's capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our curricula can address local market needs.

        We believe that our core competencies, coupled with the substantial investments we have made in our infrastructure and our prior strategic acquisitions and partnerships, position us to offer educational resources for all types of students. Regardless of whether a student chooses to remain in a classroom or seeks an alternative educational setting, attends public or private school, lives in the United States or abroad, wants to take online classes on a full or part-time basis or is an advanced or remedial student, our products and services offer students expanded educational opportunities.

Our Business Lines

Managed Public Schools

  Virtual Public Schools

        The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools we serve. In addition to a comprehensive course catalog, related books and physical materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. In full-time virtual managed public schools, students receive online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in virtual classroom environments, and sometimes face-to-face. For parents who believe their child is not thriving in their current public school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice.

        Students are also provided the opportunity to participate in a wide variety of school activities, including outings and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

        K12 managed schools (often named virtual academies) serve K-8 or K-12 students, principally utilize the K12 curriculum and attract both mainstream and academically at-risk students. In addition to these virtual academies, we manage Insight schools, which serve middle school and high school students, typically utilize our Fuel Education ("FuelEd") curriculum, and tend to focus on academically at-risk students. We also serve iQ Academies, which are for middle school and high school students, primarily utilize the FuelEd curriculum, and generally are only partially managed by K12. Typically, responsibility for the academic program and regulatory compliance of the iQ Academies rests with their host school or school district.

  Blended Public Schools

        In addition to our full-time virtual public schools, we also manage and sell our products and services to blended public schools, which are public schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent in a physical learning center. For the 2013-14 school year, we managed blended public schools in California, Illinois, Indiana and New Jersey.

        In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility. We manage three types of blended public schools—hybrid schools, Flex schools and Passport schools. These blended schools bring students and teachers physically together more often than a purely online program.

        In the hybrid schools we manage, such as the Chicago Virtual Charter School, students attend a learning center on a part-time basis, where they receive face-to-face instruction, in addition to their online virtual curriculum and instruction.

        Our Flex school model is a unique blended school model, where middle and high school students attend a learning center five full days a week and access and engage in their individualized online lessons in an open study lab while receiving face-to-face direct instruction in areas of particular need from onsite, state certified teachers. Flex schools leverage many of the capabilities of a virtual school with the advantages of a physical school environment. One example of this model is the Silicon Valley Flex School in California.

        Another type of blended school option is the Passport school which utilizes a similar instructional model as a Flex school but is especially designed for academically at-risk students, particularly those who have previously dropped out of high school, and therefore includes more counseling and support services. Due to the reality that many Passport students have work and/or child care responsibilities, most students spend half of each day on-site, working on-line and face to face with teachers, and complete the remainder of their daily work away from the learning center. The Hill House Passport Academy, opening in the fall of 2014 in Pennsylvania, is an example of a Passport school.

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

        The goal of the Institutional Sales business is to partner with schools and public school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning. Our FuelEd suite of offerings has grown and includes K12 curriculum, FuelEd Online Courses, FuelEd Anywhere Learning Systems ("ALS") and Middlebury Interactive Languages curriculum. FuelEd's extensive catalog of online curricula includes full-time school programs, individual online courses, credit recovery courses, world languages and prescriptive learning and remediation curriculum and also offers a full range of professional development options including teachers trained in online instruction methods, support materials, and training for school personnel.

        Beyond an array of online learning solutions, we offer a platform called Personalize, Engage and Achieve ("PEAK"), designed to centrally manage multiple online solutions across a school or district through one application. PEAK enables teachers and administrators to personalize online learning solutions for their students by leveraging all curricula across all supported solutions. PEAK currently supports the majority of the K12 curriculum portfolio and has the capability to support other third-party solutions, open educational resources and district and teacher-created content. For students, teachers and administrators, PEAK eliminates the complexity of managing multiple accounts and roles and will provide a consistent online environment for full-time, credit recovery, world languages classes or blended classroom programs. We believe increasing ease-of-use for administrators and teachers is a critical factor in improving student support and therefore, improving student outcomes. PEAK addresses this need by serving all of the online instructional needs of a school or district in an integrated, data-driven manner.

        We have continued to expand our direct and indirect sales network and have provided nearly all sales representatives with the ability to sell all solutions in the K12 portfolio, including the original K12 solutions as well as the FuelEd and MIL foreign language product lines. We have also expanded our customer services team to support our growing relationships and employ teachers across the United States to serve students and train school administrators and teachers.

        For the 2013-14 school year, we served school districts or individual schools in all 50 states and the District of Columbia in our Institutional Business, including those where the legal framework restricts or prohibits state-wide online public school programs. Based upon school districts' and academic administrators' growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct-to-district distribution channel offers further significant growth potential.

International and Private Pay Schools

        We operate a variety of private schools that meet the needs of students ranging from simple correspondence courses to challenging college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families and foreign students who desire a U.S. high school diploma and wish to study in English. For the 2013-14 school year, we served students in more than 100 countries. In addition, we have entered into agreements which enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

        We operate the K12 International Academy, an online private school that serves students in both the United States and overseas. Through the K12 International Academy, students may study in an academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part-time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

        The Keystone School ("Keystone") is a private school that has been an innovator in home education and distance learning for over 35 years. Students attend Keystone for middle and high school on a full or part- time basis. It serves students through online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our FuelEd curriculum and provides a lower-cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and AdvancED.

        The George Washington University Online High School is operated in cooperation with the George Washington University. The program, which launched in the 2011-12 school year, offers K12's college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The school also provides extensive counseling throughout the high school years to help students make academic and extracurricular choices and maximize their future potential. The school is accredited by the Middle States Association—Commission on Elementary and Secondary Schools.

        In the United Kingdom, our business included a single school for pre-kindergarten to elementary students that became a K12-managed school on January 1, 2013. We believe that our presence in the United Kingdom presents business development opportunities for additional schools in the country for pre-kindergarten to high school students, and we are pursuing a contract for another managed school for the 2014-15 school year.

  Consumer Sales

        We also sell individual online courses directly to familes. Our curriculum is sold directly to customers who desire to educate their children outside of the traditional public school system or to supplement their child's existing public school education without the aid of an online teacher. Customers of our consumer product have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child's needs. Typical applications include summer school course work, home schooling and educational supplements.

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

        Increase Enrollments at Existing Virtual and Blended Public Schools.    In the 2014-15 school year, we will manage virtual and blended public schools in 33 states and the District of Columbia. While we plan to increase enrollments at these schools, some state regulations and school governing authorities and districts still limit or cap student enrollment or enrollment growth. We intend to work with schools, legislators, state departments of education, educators and parents to find solutions that will remove enrollment restrictions and allow access for every child who is interested in attending a virtual or blended public school.

        Expand Virtual and Blended Public School Presence into Additional States and Cities.    The flexibility and comprehensiveness of our learning systems allows us to efficiently adapt our curriculum to meet the individual educational standards of any state or school district with limited capital investment. We will continue to work with states and school districts to authorize and establish new virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, management services, and other related offerings.

        Accelerate Institutional Sales.    The breadth of our FuelEd and FuelEd ALS catalog, now ranging from pre-K to 12th grade, our instructional capabilities and our capacity to simplify a school district's management of multiple digital programs and vendors through our PEAK technology platform are the key drivers for Institutional Sales growth. We will continue to work to accelerate the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and personalized learning for their students.

        Add Enrollments in Our Private Schools.    We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs and by solicitation of partnerships with traditional brick and mortar private schools.

        Pursue International Opportunities to Offer Our Learning Systems.    We believe there is strong worldwide demand for high-quality, online education from U.S. families living abroad and foreign students who seek a U.S.-style of education and the schools and school systems that serve them in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning systems ideal for use internationally.

        Develop Additional Channels through Which to Deliver Our Learning Systems.    We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, supplemental educational offerings and individual products packaged and sold directly to consumers.

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

        Introduce New Products and Services.    We intend to continue to expand our product line and offerings, both organically and through licensing or strategic acquisitions of product portfolios, including pursuing greater use of and access to tablet and mobile technology and adaptive learning technologies and solutions. In addition, we are endeavoring to open new schools that attract students who are seeking career and technical education and schools with deep science, technology, engineering and math ("STEM") offerings.

Products and Services

Educational Philosophy

        The primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including to align with states that have adopted the Common Core State Standards ("CCSS") and the Common Core Assessments. We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

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

  •
  Individualized Learning.  We seek to create engaging curriculum content to capture a student's attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility. Certain adaptive learning features being integrated into some curricular products can individualize lessons based on the level of student comprehension.

  •
  Prioritize Important, Rigorous Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view (that is, from both the "tried" and the "true" perspective described earlier). Greater instructional effort is focused on the most important concepts (the biggest ideas) and on the most challenging concepts and skills (as revealed by experience and research). We use existing research, feedback from parents and students, and experienced teacher judgments to determine these priorities, and to modify our learning systems to guide the allocation of each student's time and effort.

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

  •
  Ensure Fundamental Content Soundness.  Our highly credentialed subject matter experts or "Content Specialists" bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from nearly 40 national and international subject-area associations.

  •
  Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

        Our fundamental goal for every child who enrolls in an online public or private school managed by the Company, or a program offered through a school district, is to improve his or her academic performance. In 2014, we published an academic report that examines achievement in our managed public schools measured against both state tests (which vary widely) and a nationally normed adaptive test which provides a common measure of achievement across all of the managed schools we serve. By analyzing and communicating the results of our efforts, we aim to provide data and guidance to help educators working to improve academic achievement for every child in our increasingly diverse schools and for parents as they exercise school choice options. The 2014 Annual Academic Report ("2014 Academic Report"), can be found online at http://k12marketing.http.internapcdn.net/K12marketing/docs/K12-Academic-Report-2014-051614.pdf.

        A significant challenge we face with respect to academic performance is that each of the 33 states and the District of Columbia in which we manage virtual public schools measures academic performance using different accountability methods. Some states set proficiency standards, which measure minimum levels of comprehension by grade level for certain subjects (e.g., typically math and reading) that are discerned through year-end testing. These static proficiency measures are generally used to assess Adequate Yearly Progress ("AYP") under the No Child Left Behind Act ("NCLB").

        According to a November 2012 report by the Center for Education Policy, nearly half of the nation's public schools (48%) did not achieve AYP in 2011, with some states exceeding that AYP failure rate and others falling below. Recognizing the limitations in the NCLB approach for measuring academic performance, as of July 2014, 42 states and the District of Columbia have obtained NCLB waivers from the U.S. Department of Education and eight school districts in California have obtained waivers after the California state application was denied. Iowa and Wyoming are pursuing NCLB waivers, and four states are not seeking waivers (Montana, Nebraska, North Dakota and Vermont). A waiver previously granted to Washington has been revoked. In connection with these waivers, most states have moved beyond AYP as a measure of academic performance and are using alternative accountability measures, including various "growth models." While these growth models can have different assumptions, methodologies and analytics from state-to-state, their primary purpose is to determine how much a student learns over the course of a school year by measuring actual learning gains and growth. For example, a growth model may reveal that a student who enrolls two years behind grade level in math could realize a full year of improvement but may still fall below a static proficiency model target used with AYP measures.

        We share the view taken by the many states granted AYP waivers that assessing a student's academic performance by his or her learning growth is a more accurate measure of a school's effectiveness. Therefore, in addition to state accountability models, we also measure academic performance using a nationally normed computer adaptive testing program provided by Scantron, an independent provider of web-based K-12 assessments. With the Scantron testing, we can obtain reliable and comparable pre- and post-test results to assess the efficacy of our programs that have been implemented across multiple states with different standards and accountability systems. The Scantron testing also gives us a better understanding of academic growth for every student, whether below, at or above grade level. As an adaptive test, Scantron also adjusts in real time in response to a student's answers, and thus more accurately reveals the student's level of mastery.

        The Scantron adaptive assessment tests are taken by virtual school students from their homes at the beginning and end of the school year. Approximately 87% of the students enrolled in our managed public schools during the 2012-13 school year completed the Scantron tests at the beginning and the end of the school year. While we recognize that students may be unsupervised while taking Scantron tests, the score trends from such tests relative to scores from state tests (which in most cases are closely proctored, including for the students in the managed public schools we serve) are similar, suggesting that the un-proctored approach for the Scantron test does not affect the accuracy of the Scantron results. In addition, the Scantron test results for an individual student are used to measure his or her performance over the school year, and thus are given twice each year in the early fall and late spring. Teachers and staff use the test results to develop an education plan for each student, where appropriate, and to guide teachers to tailor their instructions to the student's needs and relative strengths. The test results are not used to grade or "place" students relative to their age group, and thus students and their parents have no incentive to cheat or seek outside help on an un-proctored test. More fundamentally, the Scantron tests are adaptive and proactive. That is, if the program senses that the student is answering questions too rapidly or is answering questions of increasing difficulty well beyond his or her grade level, the program will report the test results as "spoiled" to the teacher assigned to that student, and the test will be administered again with different questions. For these reasons, K12 believes the Scantron test results are a reliable indicator of the student's progress in proficiency in reading and mathematics over the course of a school year.

        As we reported in our 2014 Academic Report, pre- and post-test data from the Scantron Performance Series adaptive assessment system showed that, in aggregate, students in the managed public schools we serve achieved greater academic growth than the norm group in both mathematics and reading for the 2012-2013 school year. In addition to measuring a student's academic growth over the course of the school year, the Scantron testing results provide teachers, families and curriculum developers with insights on areas to improve a student's academic growth during a school year.

        We recognize that as state-specific growth models using different assessments emerge in the coming years, the virtual public schools we manage in those states will be measured for academic performance against those standards, which may yield different results than the Scantron nationally normed tests. Our 2014 Annual Academic Report contains school proficiency data under each state's accountability standards based upon testing results for K12 managed public schools representing more than 72% of our total enrollment in these schools. State proficiency results are typically available for each of our managed public schools through state department of education websites as well.

        In addition to the complexities involved in measuring academic performance of students, the statewide virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include high percentages of students who enter behind grade level, high student mobility, high enrollment growth rates, lack of control over the student learning environment and higher than average percentages of students in student populations eligible for free or reduced-price lunch.

        For decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance. In our experience, the longer a student persists with our K12 curriculum in our managed public schools, the greater the likelihood of a better academic outcome for that student as explained further in our 2014 Annual Academic Report. The following table reflects the number (and percentages of the total number) of students enrolled in K12-managed public schools and the length of time those students have been enrolled, based on a snapshot of current enrollment data as of May 31, 2014:

Time Enrolled*	Percentage of All Enrolled Students	Number of Students
Less than One Year	14.8%	16,909
One to Two Years	46.0%	52,763
Two to Three Years	20.8%	23,875
Three or More Years	18.4%	21,088

Totals	100.0%	114,635

*
Time enrolled is measured in calendar years and computed based on the difference in the calendar year of a student's school enrollment and the calendar year at the date of measurement (May 31, 2014). These persistence calculations do not reflect the average fiscal year 2014 enrollments of 123,259.

        While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and piloting new programs, such as our Family Academic Support Teams (described below under "Our Products"), while continuing to study and refine existing programs such as Strong Start, our National Math Lab and our Mark12 remedial reading program. To monitor student learning progress during the school year, we are adding multiple equivalent assessments at the lesson, unit and semester level to ensure that our measurement of mastery is reliable and valid. We are also piloting a diagnostic assessment tool to be able to develop individualized learning plans for new students who often start school before their academic records are provided to us from their previous school.

        In fiscal year 2014 we established an Academic Committee of the K12 Board of Directors comprised of three members. The primary role of the Academic Committee is to make recommendations and assist management in discharging its responsibility to ensure continuous improvement in academic outcomes for the public and private schools served by the K12.

        With input and oversight from the Academic Committee, the education experts who are members of our K12 Educational Advisory Committee ("EAC"), formed in 2013, will further improve our focus on academic achievement and growth goals as well as advising us on specific tactics to be successful in these areas. The members of our EAC are:

  •
  Dr. Andrew Porter, Dean of the Graduate School of Education, University of Pennsylvania

  •
  Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning Programs

  •
  Dr. Beverly Hutton, Executive Director of the National Association of Secondary School Principals

  •
  Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts

  •
  Ms. Ann Foster, former Senior Vice President Strategy, Business Development and Connected Learning for Harcourt Education Group

Our Products

        Our mission remains to invest in systems and technology to educate students more effectively and efficiently. By keeping abreast of industry trends and innovative technologies, including adaptive learning solutions and mobile and tablet accessibility, it is our expectation that these investments will help states, districts and schools improve the education of their students.

        Much of our investment has been in the development of K-12 online courses and management systems. We are planning specialized courses and programs designed to remediate the rapidly increasing number of students who are enrolling in schools behind grade level. Specifically, we are making, licensing or acquiring more individualized learning programs for students using adaptive learning technology, which requires a significant financial commitment to license or acquire, integrate and develop a specialized curriculum and a complex database.

        As school districts confront the same issues that we are experiencing in the managed public schools, we believe that our solutions could gain widespread acceptance. During the past few fiscal years, we built a new K-6 math curriculum, K-3 English language arts curriculum, and a remedial reading course, all based on the latest educational research and pedagogical methods. In addition, our PEAK system provides school districts and administrators a better way to manage their online education programs and content. In 2014, we entered into an agreement to transition our high school learning management system to Desire2Learn, a pioneer in next-generation digital education systems. The Desire2Learn platform is used by over 100 K-12 organizations, and provides an industry-leading student experience which should help us improve student engagement, retention and outcomes for our managed schools. It is expected to also significantly advance our efforts to deliver a more mobile-ready curriculum because of its mobile-ready capabilities which exceed the capabilities of our current systems. We expect to complete our transition to the Desire2Learn platform by the fall of 2015.

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

        Our investment strategy is not limited, however, to curriculum and systems. We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start program, we are piloting a diagnostic assessment tool that allows us to create individualized learning plans for new students who often start school with us before their academic records arrive. We are also offering Family Academic Support Teams ("FAST") in several of our schools. The purpose of the FAST program is to ensure students are ready to engage in their learning experience by helping them overcome non-academic barriers, including family, health, psychological, or social issues that create obstacles to achieving academic success for some families. Additionally, we continue to invest in improving the quality of our teachers and school leaders through professional development efforts.

  Curriculum

        K12 has one of the largest digital curriculum portfolios for the K-12 online education industry. The K12 curriculum consists of online lessons, offline instructional kits and materials and lesson guides. We offer an extensive catalog of proprietary courses designed to teach concepts to students from pre-kindergarten through 12th grade. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. We have more than 700 courses across kindergarten, elementary, middle and high school, including world languages. This combined portfolio contains over 107,000 hours of instructional content and over one million visual, audio and interactive instructional elements in our asset repository.

        Since our inception, we have built core courses in English language arts, mathematics, science and history on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. For this reason, our K12 curriculum was well positioned to satisfy the requirements of the CCSS when they were published in June 2010. Since then, we have been in the process of fully aligning our existing and new courses to the CCSS. As the CCSS landscape is continually changing, we will monitor the decisions that states are making with regard to CCSS adoption and the associated assessments of the CCSS or other standards the states may adopt, which in turn may require further adjustments. We have and will continue to invest in and update our curriculum to stay current with emerging and developing standards like CCSS.

        Online Lessons.    Our K12 online lessons or curricula are accessed through a proprietary learning management platform, which we call our Online School ("OLS") for K-8 students and the eCollege platform for high school students, as well as a number of other common industry platforms for students who access our FuelEd Online Courses and our FuelEd ALS. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands-on materials, to create an engaging, responsive and highly-effective curriculum. The formative, and periodic summative, online assessments ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student's assignments and assessments, are also included.

        Learning Kits.    Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student receives a shipment of materials, including award-winning textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. Most of the textbooks we use are proprietary, written by K12 to be verbally engaging and visually appealing to students, with careful control of reading levels, and to complement the online experience. Through fiscal year 2014, we also created and/or converted additional K12 textbooks used across our courses into an electronic format, enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials—to develop, deliver and implement them together for instruction—is a competitive advantage.

        Lesson Guides.    Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

  Pre-K and K-8 Courses

        From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English language arts, mathematics, science, history, art, music and world languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; our pre-K offering, which we refer to as EmbarK12, introduces students to core subjects through cross-curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas-the "big ideas" that each student will need to master the major subject areas, meet state standards, including those formulated as the CCSS, and complete more advanced coursework. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

        Our K12 second generation elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging and efficient while integrating rewards, interactive practice and a virtual world. Our Fundamentals of Geometry and Algebra course completes our proprietary K-8 math offering. These courses support students at various skill levels via targeted, timely remediation, embody CCSS and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed almost 70 courses specifically created for the public school standards in 13 states; we are aligning our courses to the CCSS and the Common Core Assessments; and in addition to the ongoing evolution of our K-5 Math+ program, we have also created over 80 custom Math+ sequences to serve specific state needs.

  High School Courses

        The curriculum available to high school students is much broader and varies from student to student, largely as a result of the increased flexibility in course selection available to high school students. Students also are able to select from a wide range of electives. We have augmented our lab program for lab science courses with the creation of alternate kit-free science labs as an augmentation or alternative for our formerly kit-based high school science labs in order to provide a more flexible and robust lab program across our physical science, earth science, biology, chemistry and physics courses. Our overall lab program now includes traditional kit-based labs based on either shipped-in or household materials, virtual labs, video-based labs, data-collection and data-manipulation labs, and field studies. This array provides schools with additional materials flexibility, and integrates diverse modalities directly into our science curriculum to promote conceptual mastery. Across all subject areas, the K12 proprietary core curriculum accounts for approximately 90% of our high school course enrollments. We are aligning our courses to the CCSS and the Common Core Assessments.

        FuelEd Online Courses.    We also offer curriculum to schools and school districts marketed as our FuelEd Online Courses product line. FuelEd Online Courses are aligned to state and national standards, including many to the CCSS, and include more than 180 courses for middle and high school students, featuring core, AP, elective and credit recovery courses. FuelEd's Online Courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified high school instructors. FuelEd classes are primarily delivered over the Internet and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into FuelEd's courses.

        FuelEd Anywhere Learning System ("ALS").    Our FuelEd ALS courseware is currently in use in over 5,000 public and private K-12 schools, public charter schools, colleges, correctional institutions, centers of adult literacy, military education programs and after-school learning centers. FuelEd ALS provides an integrated offering of instructional software and assessment for reading, mathematics, language arts, science, writing, history, government, economics and geography for grade levels K-12. In addition, we also provide assessment testing and instructional content for the General Educational Development ("GED") test. These products are designed to provide for LAN, WAN and Internet delivery in schools and support Windows and Macintosh platforms. Spanish-language versions are available for mathematics and language arts in grade levels 1-6.

        Middlebury Interactive Languages.    We offer digital world language courses and residential summer language academies through our MIL joint venture. This venture offers immersive language courses for K-12 students based on Middlebury College's pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age-appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. Chinese, French, German, Spanish and Arabic courses for elementary, middle and high school students are now available, and additional courses are in development to create a comprehensive suite of world language offerings. The joint venture also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in the United States and in Beijing, China.

Innovative Learning Applications

        In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to develop new technologies and learning applications and adapt our curriculum to new technology devices and platforms.

  •
  Mobile Learning:  We have created a number of mobile tools and applications. Thirty new mobile applications were delivered in fiscal year 2014 for a total of 48 applications now available for download. As of June 30, 2014, these "apps" have been downloaded over 0.8 million times since 2012. We continue to deploy innovative educational tools for the mobile environment. With the increase in the use of mobile devices, we expect our mobile applications will create the ability for a student to learn "on-the-go," allowing for more continuous learning, engagement and mastery of content. We offer certain applications for both phones and tablets available via Apple, Google Play and the Amazon marketplace, adapting many of our award-winning curriculum features for the mobile application space. In addition, we are rolling out our first fully mobile-enabled courseware in the fall of 2014. Nine courses at the middle school level will be available for use utilizing the Blackboard Mobile Learn app. These courses will feature more than 9,000 mobile friendly interactives.

  •
  Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K-12 concepts, including: narrative/immersive styles, rewards, persistent data, and complex algorithms. These games make use of extensive research and educational best practices and address targeted learning objectives. We have delivered a total of nine interactive games and an innovative review and practice portal called Noodleverse. Noodleverse includes approximately 3,000 activities and is designed for K-3 students in conjunction with the K12 language arts program.

  •
  Virtual Labs:  We have delivered alternatives for our educational partners who desire materials-free curriculum. This includes converting over 60 existing materials-based high school science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a virtual lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

  •
  eBook and Digital Book Distribution:  Through fiscal year 2014, we have created or converted additional K12 textbooks (now totaling 65) used across our courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student's reading experience, reinforce the student's learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (e.g. Kindle, Nook). Web accessibility features for disabled students are made use of where currently possible.

  •
  Adaptive Learning:  We have learning management systems and can now build courses that are adaptive, which enable individualized learning experiences as the course "adapts" at key points to student behavior and input. Based on assessment results or individual activity, these courses can automatically route students to an alternate explanation, additional practice or remediation on a prerequisite skill or crucial concept. In addition to remediation, the capability allows students to accelerate past previously mastered concepts, giving skillful students time for more challenging work. Our MARK12 reading remediation product captures individual students' successes and challenges as they practice phonemic awareness, alphabetic principles, accuracy and fluency, vocabulary and comprehension. The program serves the individual student more exercises, practice and review in areas of difficulty. Adaptation in this way tailors the instruction automatically for each student, making learning experiences more efficient and effective by building into the course the logic an expert teacher or tutor uses to differentiate instruction.

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

  •
  Engaging Videos:  We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. Multimedia is specifically used as appropriate for the subject matter. For example, our video on photosynthesis for high school biology allows students to witness the setup, procedure and data in a classic experiment in which an aquatic plant is exposed to light and produces oxygen bubbles. The high definition video and the presentation to the student of real data (which they then use in their analysis) make this video lab a multimedia experience that is coupled with a scientific method. Transcripts and captioning enhance accessibility where currently feasible.

  Online School Platform-Learning Management System

        For our K12 curriculum users in grades K-8, we provide a proprietary learning management system, our OLS platform. The OLS is a significant part of our ongoing effort to provide the most engaging and productive learning experience for students. The OLS platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student's progress. The OLS is also the central system through which students, parents, teachers and administrators interact using Kmail and Class Connect (our integrated synchronous session scheduler). During fiscal year 2014, we completed nine major releases of our platform intended to enhance the capabilities available to our learning coaches, increase teacher efficiency and drive overall academic achievement. We license a third-party learning management system for use in our high school program.

  •
  Lesson Planning and Scheduling Tools.  During a school year, a typical student will complete between 800 and 1,200 lessons across six or more subject areas. Our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. For example, the schedule can easily be adapted to accommodate a student who desires to attend school six days a week, a student who is interested in studying more during the winter holidays to take time off during the spring, or a student who chooses to complete two math lessons a day for the first month of the school year and delay art lessons until the second month of the school year. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student's schedule will automatically be adjusted in the OLS. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child's needs.

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

        Our learning systems make use of a variety of formative and summative assessment instruments:

  •
  Lesson assessments are used to verify mastery of the objectives for that lesson and to determine whether further study of the lesson is necessary.

  •
  Unit assessments show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before progressing.

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

PEAK

        In fiscal year 2012, we launched an innovative online learning solution called PEAK. This solution is designed to simplify a district's management of online learning by consolidating multiple solutions on a single platform. It allows administrators and teachers to manage enrollments, programs and performance tracking, alerts and reporting across multiple online solutions from a single solution. In addition, through the PEAK library, districts can quickly and easily search, build, provision and publish content or course modifications or new course solutions using various online learning assets. In fiscal year 2014, PEAK served nearly 900 school districts and school partners and more than 200,000 students. As more districts adopt online learning, they are demanding more control and flexibility in running their programs. PEAK provides unparalleled capabilities for districts wanting to operate multiple solutions or catalogs from a single application and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

        We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

        Teachers and Related Services.    Teachers are critical to students' educational success. Teachers in the virtual and blended public schools that we manage are typically employed by the school, with the ultimate authority over these teachers residing with the school's governing body. Under our service agreements, we often recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual and blended public schools that we manage. For our Institutional Sales customers, we provide instructors as needed using our staff of highly qualified and state-certified teachers and trainers.

        We use a rigorous evaluation process for making teacher hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state's requirements for designation as a "Highly Qualified Teacher," and generally have at least three years of teaching experience. We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students' families. We assess these teacher characteristics using a customized online assessment as part of the hiring process.

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

        In addition to our compliance with state-mandated testing programs, we have instituted a student progress testing program in cooperation with Scantron, a third-party provider of standardized testing services. The results of this testing helps us manage the quality of our academic programs using widely recognized services from an industry-leading third party.

        Advanced and Special Education Services.    We believe that our learning systems are able to effectively address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who oversees the special education programs at the schools we serve. We direct and facilitate the development and implementation of "individualized education plans" for students with special needs, and each school's special education program is designed to be compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities. Advanced students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities.

        Supporting Academically At-Risk Learners.    Our objective is to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same-age peers. To that end, we conduct both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of the support. We also offer the Passport school program, which is designed for academically at-risk students, particularly those who have previously dropped out of high school, and which includes more counseling and support services.

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

        Accreditation.    In 2013, AdvancED renewed the Company's accreditation for another five years. AdvancED serves more than 30,000 public and private schools and districts across the United States and is the parent company of North Central Accreditation Association Commission on Accreditation and School Improvement, Northwest Accreditation Commission and the Southern Association of Colleges and Schools Commission on Accreditation and School Improvement. The schools we manage also maintain regional accreditations with other accrediting associations.

        Compliance and Tracking Services.    Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as an applicable charter school or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. Further, as we have expanded into new states, our processes have grown increasingly robust. In fiscal year 2014, we hired a Chief School Compliance Officer ("CSCO") to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and advises our managed public schools on applicable regulatory policies, practices and procedures. The CSCO reports semi-annually to the Audit Committee and annually to the Board of Directors.

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

        Human Resources Support Services.    We are actively involved in recruiting virtual and blended public school administrators, teachers and staff, through a thorough interview and orientation process. To better facilitate the hiring process, we review and analyze the profiles of teachers that have been highly effective in our managed public and blended schools learning systems to identify the attributes desired in future new hires. While many schools employ teachers directly, we also help negotiate and secure employment benefits and payroll services for school staff on behalf of the schools and administer employee benefit plans for school employees. Additionally, we assist the schools we serve in drafting and implementing administrative policies and procedures.

Competition

        As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, and school districts. These companies include Pearson PLC (Connections Academy and Advanced Academics), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc., among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Compass Learning Inc., Edgenuity Inc., Glynlyon, Inc., Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers including Houghton Mifflin Harcourt, McGraw-Hill Companies and Pearson PLC. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private school students. Additionally, we compete with state-administered online programs such as Florida Virtual School.

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

  •
  platform designed to allow school district partners to centrally manage multiple online solutions;

  •
  integrated K12 solutions, with components designed and built to work together;

  •
  ability to scale across our lines of business; and

  •
  competitive pricing.

        Broadly speaking, we participate in the market for K-12 education. In states where we enter into long-term service agreements to manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional Sales are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve the elementary and middle school students, and a few serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English-based K-12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

        We seek to increase public awareness of the educational and fiscal benefits of individualized online learning options through full-time online and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

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

Operations

        The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses may receive multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student's curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2014, we assembled approximately 6.7 million items into more than 675,000 kits.

        Over our 14 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

        For many of our virtual and blended public school customers, we attempt to reclaim any materials that could be cost-effectively re-utilized in the next school year. These items, once returned to our fulfillment centers, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs. Our fulfillment activities are highly seasonal, and are centered on the start of school in August or September. Accordingly, approximately 65% of our annual materials inventory is received between March and May and approximately 65% of shipments to customers occur between June and September. In order to ensure that students in virtual and blended public schools have access to our OLS, we often provide students with a computer and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers at the end of a school year or upon termination of their enrollment or withdrawal from the school in which they are enrolled.

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

        Security.    Our security measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored. We also have engaged an outside firm to manage unwanted traffic that may target our services and systems.

        Physical Infrastructure.    We utilize leading vendors to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near-real time data replication from our primary data center. We vigilantly monitor our physical infrastructure for security, availability and performance.

Other Information

Intellectual Property

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

        Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two issued patents. Further, two U.S. patents were issued for our systems and methods of online foreign language instruction. We have submitted patent applications in the United States and in foreign countries for aspects of the second generation of our virtual school application, and one U.S. patent has been issued.

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

Employees

        As of June 30, 2014, we had approximately 4,200 employees, including approximately 2,200 teachers. A majority of these employees are located in the United States. In addition, there are approximately 3,000 teachers who are employed by virtual or blended public schools that we manage under turn-key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

REGULATION

        We and the virtual and blended public schools that we serve are subject to regulation by each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, as well as the applicable funding mechanisms. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools also become subject to additional federal regulation.

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

        State Laws and Regulations Applicable to Virtual and Blended Public Schools.    Virtual and blended public schools that purchase our curriculum and management services are often governed and overseen by a non-profit or a local or state education agency, such as an independent public charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual public schools or blended schools under detailed service agreements with that governing authority. Virtual and blended public schools are typically funded by state or local governments on a per student basis. A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

        To be eligible for state funding, some states require that virtual and blended public schools be organized under not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). The schools must then be operated exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school's operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school's operations. Our service agreements with these virtual and blended public schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

        Laws and regulations affect many aspects of operating a virtual or blended public school. They can dictate the content and sequence of the curriculum, the requirements to earn a diploma, use of approved textbooks, the length of the school year and the school day, the accessibility of curriculum and technology to students with disabilities, teacher:student ratios, the assessment of student performance and any accountability requirements. In addition, a virtual or blended public school may be obligated to comply with states' requirements to offer programs for specific populations, such as students at risk of dropping out of school, advanced and talented students, non-English speaking students, pre-kindergarten students and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school's compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials. Additionally, states have various requirements concerning the privacy and reporting of extensive student data that may apply to the school. A virtual or blended public school may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

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

        As with any public school, virtual and blended public schools must comply with state laws and regulations applicable to governmental entities, such as open meetings or sunshine laws, which may require the board of trustees of a virtual or blended public school to provide advance public notice of and hold its meetings open to the public unless an exception in the law allows an executive session. Failure to comply with these requirements may lead to personal civil and/or criminal penalties for board members or officers or the invalidation of actions taken during meetings that were not properly noticed and open to the public. Virtual and blended public schools must also comply with public information or open records laws, which require them to make school records available for public inspection, review and copying unless a specific exemption in the law applies. Additionally laws pertaining to records privacy and retention and to standards for maintenance of records apply to virtual and blended public schools.

        Other types of regulation applicable to virtual and blended public schools include restrictions on the use of public funds, the types of investments made with public funds, the collection of and use of student fees and controlling accounting and financial management practices.

        There remains uncertainty about the extent to which virtual and blended public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual and blended public schools is still relatively new. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States routinely conduct audits of these schools, to verify enrollment, attendance, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency's different interpretation of law in a particular state, or the application of facts to such law, could result in findings of non-compliance, potentially affecting funding.

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

        Foreign Laws and Regulations.    Schools we operate in other countries are subject to local laws and regulations. We oversee and rely on the administrators in each school on a continuous basis and seek the advice of local legal and regulatory experts as-needed.

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

        As of July 2014, 42 states plus the District of Columbia have obtained NCLB waivers, as well as eight school districts in California after their state application was denied. Only four states have not applied for waivers and waivers are pending for two states. Of the 33 states and the District of Columbia where we currently serve students in Managed Public Schools, 29 states and the District of Columbia have received waivers from the DOE. Of the remaining four jurisdictions where we manage schools, Wyoming and Iowa are pursuing waivers. California has chosen not to continue pursuing a waiver, and Washington had its waiver revoked in April 2014.

        Another provision of the NCLB requires public school programs to ensure that all teachers are highly qualified in core subjects. A highly qualified teacher means one who has: (i) obtained full state certification or licensure as a teacher and who has not had certification or licensure requirements waived on an emergency, temporary or provisional basis; (ii) obtained a bachelor's degree; and (iii) demonstrated competence in the academic subject the teacher teaches. All teacher aides working in a school supported with Title I funds must be highly qualified which means the person must have a high school diploma or its equivalent and one of the following: completed at least two years of study in an institution of higher education, obtained an associate's or higher degree, or met a rigorous standard of quality demonstrated through a formal state or local assessment. Virtual and blended public schools using our products and services may be required to meet these requirements for any persons who perform instructional services.

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

  •
  Section 504 of the Rehabilitation Act of 1973.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 ("Section 504") insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights ("OCR") of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such "web accessibility" requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act or 1973 or standards adopted by the world-wide web consortium. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits.

  •
  Family Educational Rights and Privacy Act.  Virtual public schools and blended schools are also subject to the Family Educational Rights and Privacy Act ("FERPA") which protects the privacy of a student's educational records and generally prohibits a school from disclosing a student's records to a third party without the parent's prior consent. The law also gives parents certain procedural rights with respect to their minor children's education records. A school's failure to comply with this law may result in termination of its eligibility to receive federal education funds.

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

        The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008-2013 and significant declines in public school funding. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

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

  •
  Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the Managed Public Schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid-year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple Managed Public Schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have service agreements with 15 schools in California, for example, and while each school is independent with its own governing authority and no single Managed Public School accounts for more than ten percent of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known and, taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding as the economic conditions improve.

  •
  As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.

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

        As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public school, school district virtual learning program or blended school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance could also lead to termination of an approved provider status in some jurisdictions. Beyond academic performance issues, some virtual school operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, or even entire industries in the case of for-profit higher education companies, they may negatively impact public perceptions of virtual public schools, public school district virtual learning programs or blended school providers generally, including us. The precise impact of these negative public perceptions on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage about us or other operators. If these few situations, or any additional misconduct, cause all virtual public school, school district virtual learning program and blended school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or enter into or renew contracts to operate virtual or blended schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities, such as the recent restrictions enacted in Tennessee which cap enrollment growth in schools with weak academic performance.

Opponents of virtual and blended public schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

        We have been, and will likely continue to be, subject to public policy lawsuits filed against virtual and blended schools by those who do not share our belief in the value of this form of public education. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in 2014, the New Jersey Education Association, the state affiliate of a national teachers union, challenged the grant of a charter to the Newark Preparatory Charter School that was contracting with us for educational products and services. The court denied the union's challenge and sustained the grant of the charter. In the Matter of the Grant of a Charter to the Merit Preparatory Charter Sch. and in the Matter of the Grant of a Charter to the Newark Preparatory Charter Sch., 435 N.J. Super. 273 (App Div. 2014)

Should we fail to comply with the laws and regulations applicable to the Managed Public Schools and the Institutional Sales districts we serve, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

        Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by our Institutional Sales business. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) state-specific curriculum requirements; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher: student ratios and teacher funding allocations from per pupil funding; and (vi) teacher certification and reporting requirements. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school's ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

Virtual and blended public schools are relatively new, and enabling legislation therefore is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

        Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because the enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility in a virtual or blended school. From time to time there are changes to the regulators' approach to determining the eligibility of virtual or blended school students for funding purposes. Another issue may be differing interpretations on what constitutes a student's substantial completion of a semester in a public school. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, which could adversely affect our business, financial condition and results of operations.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

        In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2014, approximately 88% of our revenue was derived from Managed Public Schools, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax-exempt status and funding eligibility, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated.

Actual or alleged misconduct by our senior management and directors or officials could make it more difficult for us to enter into new contracts or renew existing contracts.

        If we or any of our current or former directors, officers, key employees or officials are accused or found to be guilty of serious crimes or civil violations, including the mismanagement or improper accounting of public funds, or violations of the federal securities laws, the schools we serve could be barred or discouraged from entering into or renewing service agreements with us. As a result, our business and revenues would be adversely affected.

New laws or regulations not currently applicable to for-profit education companies in the K-12 sector could be enacted and negatively impact our operations and financial results.

        As the provision of online K-12 public education matures, novel issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other areas of education and education at different levels. For example, for-profit education companies that own and operate post-secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a free public education with no federal or state loans necessary for tuition, laws could be enacted that make for-profit management companies serving such schools subject to similar or other restrictions.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

        We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business. For example, in fiscal year 2013, in connection with a one-year charter renewal of the Colorado Virtual Academy ("COVA") by its school district authorizer, our interests diverged significantly with the COVA governing authority, which expressed its intention to assume management of the school after the 2013-14 school year while continuing to purchase curriculum and other services from us. If these independent boards of the schools or school districts we serve subsequently shift their priorities or change objectives, and as a result reduce the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues would be adversely affected.

Our contracts with the Managed Public Schools we serve are subject to periodic renewal, and each year several of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

        In fiscal year 2014 we had contracts with 73 Managed Public Schools to provide our full range of products and services in 33 states and the District of Columbia. Some of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Due to significant advance notice provisions or on the request of a school's charter authority, we usually begin to engage in renewal negotiations before and during the final year of these contracts and any renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. For example, in fiscal year 2014, the Agora Cyber Charter School ("Agora") elected to use a request for proposal process for the services and products required to operate the school for the 2015-16 school year in connection with its charter renewal application. Agora accounted for 13% of the Company's revenue in fiscal year 2014. If we are unable to renew contracts such as Agora or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or reenroll a sufficient number of students, our business, financial condition and results of operations will be adversely affected.

        Our revenues are a direct function of how many students are enrolled in the Managed Public Schools we serve, the number of school districts and students who subscribe to the programs offered in our Institutional Sales business, and the enrollments in our three international and private pay schools.

        Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While the Managed Public Schools we serve also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If the Managed Public Schools we serve experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, result of operations and financial conditions would be adversely affected.

        Similarly, at the start of each new school year students who had remained enrolled through the end of the previous year may have graduated from eighth or twelfth grade or have left our Managed Public Schools for any number of reasons. To the extent our Managed Public Schools we serve do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year, based upon enrollment objectives determined by the governing authority of those schools. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

        We also contract with Managed Public Schools and schools districts to provide marketing and enrollment services to the schools, and we provide similar services directly to our international and private pay schools. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we are unsuccessful in our marketing plan or enrollment processes for the schools, the average student enrollment at the schools may not grow as anticipated or could even decline, and adversely affect our revenues, results of operations and financial condition.

The student demographics at the schools we serve have been changing, which can lead to higher costs and affect our ability to sustain or grow our operating income.

        The schools we serve are publicly funded and are obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, the Managed Public Schools we serve have experienced in recent years a higher at-risk student population, requiring supplemental services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also add to our total costs.

        Education of high school students is generally more costly than K-8 as more teachers with subject matter expertise (e.g. chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our Managed Public Schools, our costs are likely to increase.

        As our costs structure evolves due to the demographics, educational profile and mix of the students enrolled in our Managed Public Schools, our profit margins may decline, and we may have increasing difficulty in sustaining or growing our operating income commensurate with our revenues.

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

        The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards or the standards of the No Child Left Behind Act ("NCLB") where still applicable, or the conditions of waivers to NCLB requirements granted to states by the U.S. Department of Education. Like many traditional brick and mortar public schools, not all of the Managed Public Schools we serve meet the Adequate Yearly Progress ("AYP") requirements of NCLB, or one of these other benchmarks, as large numbers of new enrollments from students underperforming in traditional schools can lower overall results or the underperformance of any one subgroup can lead to the entire school failing to achieve AYP and potentially lead to the school's closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect a school's standing under federal and state accountability systems. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute or state authorities may change their testing benchmarks in ways that negatively impact the schools we serve.

        Students in the Managed Public Schools we serve are required to periodically complete standardized state testing and the results of this testing may have an impact on school funding. Furthermore, in states granted NCLB waivers to adopt innovative accountability systems that consider student growth and school progress, if a school experiences repeated poor test results, those waivers allow such schools to create their own turnaround plans and interventions to address the largest achievement gaps, which in turn could impact our instructional costs. Further, to avoid the consequences of failing to meet applicable required proficiency or accountability standards, teachers or school administrators may engage in improperly altering student test scores, especially if teacher performance and compensation is evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student's satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

The transition to Common Core State Standards and Common Core Assessments could result in a decline in state test scores that might adversely affect our enrollment and financial conditions.

        Many states have adopted the CCSS prior to selecting the Common Core Assessments used to evaluate student performance under those new CCSS standards. As a result, it has been reported in many states that students learning under the CCSS but continuing to be tested under the existing state proficiency tests have experienced sharp declines in test results. As the fully-managed schools we serve undertake this transition, and given the growing number of at-risk students enrolling in these schools, academic performance could temporarily or permanently suffer such that these schools may become a less attractive alternative, enrollments could decline, and our financial condition and results of operations could be negatively impacted.

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

        Over the previous five fiscal years, we entered into service agreements for fully-managed virtual public schools and blended schools in many new states bringing our total to 33 states and the District of Columbia for the 2013-14 school year. In fiscal year 2014, Maine was added to the list of states that now permit virtual public schools, although we do not currently operate in that state. Without adding additional states, our Managed Public School revenues may become increasing dependent on serving more virtual schools in existing states. We also may not be able to fill available enrollment slots as forecasted. If the demand for virtual and blended public schools does not increase, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results from operations and financial conditions would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

        As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In both our Managed Public Schools and Institutional Sales businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, price competition in the Institutional Sales business has intensified. In addition, some Managed Public Schools could seek to transition to a self-administered school by seeking competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. As an example of that type of transition, we recently negotiated a new four-year service agreement with Hawaii Technology Academy that transitioned the school from a fully-managed to a partially-managed program starting in FY 2015. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

        Our future success will depend in large part on our ability to maintain a competitive position with our curriculum and our technology, as well as our ability to increase capital expenditures to sustain the competitive position of our product and retain our talent base. We cannot assure that we will have the financial resources, technical expertise, marketing, distribution or support capabilities to compete effectively.

Regulatory frameworks on the accessibility of technology are continually evolving due to legislative and administrative developments and the rapid evolution of technology, which could result in increased product development costs and compliance risks.

        Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that present challenges to people with disabilities. A number of states and federal authorities have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility, we will have to modify our curriculum offerings to satisfy those requirements. For example, in March 2014, the OCR entered into an agreement with the South Carolina Charter School District ("District") to ensure that the seven internet-based public charter schools in the state provide students with disabilities an equal opportunity to access each school's website and online learning environment by December 31, 2015, in compliance with Section 504 and Title II of the Americans with Disabilities Act. In addition, to the extent that we enter into federal government contracts or Section 508 standards are adopted by regulators, similar requirements could be imposed on us under Section 508 of the Rehabilitation Act of 1974. If requirements or technology evolves in such a way as to accelerate or alter the need to make all curriculums accessible, we could incur significant product development costs on an accelerated basis. A failure to meet required accessibility needs could also result in loss or termination of significant contracts or in potential legal liability.

We generate significant revenues from two virtual public schools, and the termination, revocation, expiration or modification of our contracts with these virtual public schools could adversely affect our business, financial condition and results of operation.

        In fiscal year 2014, we derived approximately 10% and 13% of our revenues, respectively, from the Ohio Virtual Academy and the Agora Cyber Charter School in Pennsylvania. As noted above, the Agora School recently commenced a RFP process for the services and products required to operate the school for the 2015-16 school year in connection with its charter renewal application. If our contracts with either of these virtual public schools are terminated, the charters to operate either of these schools are not renewed or are revoked, enrollments decline substantially, funding is reduced, or more restrictive legislation is enacted, our business, financial condition and results of operations could be adversely affected.

Our Managed Public School business revenues are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

        We recognize revenues ratably from certain of our fees charged to Managed Public Schools over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Public Schools we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school's operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our results of operations and cash flows.

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

Risks Related to Our Operations

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

  •
  the acquisition or opening of additional managed public schools in states where we already have a contract with such schools can potentially create customer dissatisfaction, confuse prospective parents in the school selection process, and present marketing differentiation challenges depending on the facts and circumstances in that state;

  •
  our operation of traditional or brick and mortar schools, as well as Flex schools used on a full-time basis by students accessing our curriculum online under the supervision of certified teachers and supporting instructors, has necessitated different management skills and presented additional risks compared to those in our core Managed Public Schools business;

  •
  our efforts to integrate adaptive learning technologies and solutions into our learning management system, which may require significant investment of resources to develop or acquire to continue to improve our educational programs and student outcomes;

  •
  operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;

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

        Our failure to manage these business expansion programs, or any new business expansion program or new distribution channel we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

        The teachers in most Managed Public Schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit the governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for both Managed Public Schools and the Institutional Sales businesses must also ensure full compliance with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with our growth while maintaining consistent teaching quality in the various Managed Schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public Schools and Institutional Sales businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the Managed Pubic Schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

        If the teachers at any one of our Managed Public Schools were to join a union, the school authority or we would be obliged to negotiate a collective bargaining agreement with union representatives. Such an agreement could impact teacher salaries, benefits, work rules, restrictions on the teaching work-day and the time devoted to online communications with students, teacher tenure, and limitations on our flexibility to reassign or remove teachers for inadequate performance. This could result in higher expenses for school operations and could impede the sustainability of or any growth in enrollment at the school due to the loss of management flexibility and innovation. This could result in higher costs to us in providing management and curriculum services to the school, and adversely affect our operating margins and overall revenues.

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

We operate a complex company-wide enterprise resource planning ("ERP") system and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

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

        Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. For example, in FY 2014 we discontinued the use of our Aventa Learning and A+ brands and introduced a new brand for marketing all of the curriculum and programs we offer to school districts under the FuelEd brand. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

        Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets. For example, we have been granted three patents relating to the hardware and network infrastructure of our OLS, including the system components for creating and administering assessment tests and our lesson progress tracker and two patents related to foreign language instruction. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

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

        It is possible that we may not be able to sufficiently protect our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Further, there is always the possibility that the scope of the protection gained will be insufficient or that an issued patent be deemed invalid or unenforceable.

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

        Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We currently face such litigation in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party's rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

        Maintaining our network security and internal controls over access rights is of critical importance because our systems stores proprietary and confidential student and teacher information, such as names, addresses, and other personal information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our systems.

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

        We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

  •
  the Children's Online Privacy Protection Act, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;

  •
  the Family Educational Rights and Privacy Act, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;

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

Any significant interruption in the operation of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

        We host our products and serve all of our students from third-party data center facilities. As part of our risk mitigation plan, we opened a second data center in a different geographic location. Even with such redundancy, we may not be able to prevent a significant interruption in the operation of these facilities or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

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

Any significant interruption in the operation of our enrollment centers could disrupt our ability to recommend educational options to parents, respond to service requests and process enrollments.

        Our primary enrollment center operations are housed in our corporate headquarters and in a facility located in Knoxville, Tennessee. We are able to reroute calls to the other facility if one facility is unable to temporarily service calls. Rerouting of calls may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

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

Our efforts to expand capacity may not produce the operational and financial results for which those investments were intended.

        As we have grown to serve more schools, students and families in an increasing number of states and countries, we have invested in infrastructure systems and technology to keep pace such as new telephony systems, enterprise hardware and software systems, and enrollment centers. In the absence of compatible business processes, adequate employee training, integration with other dependent systems, and sufficient staffing, this expanded capacity alone may not result in improved performance or outcomes.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

        As our business and market strategy evolves, we will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the advent of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

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

        Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly-traded for-profit company. This complexity requires us to attract and retain management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave we and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial conditions and results of operations could be adversely affected.

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

        The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. While we believe our curriculum is aligned with state standards in the jurisdictions where we manage virtual and blended public schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods and have the ability to negatively influence the market for our products and services. In addition, the acceptance and adoption of the CCSS grade level requirements and proposed common assessments of those standards is uncertain and continues to change at the state and district level. As a result, the standards for measuring student achievement could vary from state to state, and even from district to district, and therefore, we cannot anticipate at this time the impact these varying standards may have in terms of requiring additional investment on our part, or on our ability to sustain or expand our operating margins.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in approximately 176,000 square feet of office space in Herndon, Virginia. The facilities are under leases that expire between August 2019 and May 2022. In addition, we lease approximately 131,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2014 and October 2019.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We expense legal costs as incurred.

IpLearn

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining us from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn's claims alleging infringement of one of the three patents in the case involving technology licensed to us by a third party and on June 12, 2014, the court approved a stipulation by IpLearn that K12's technology does not infringe the second of the three patents. The Company filed its motion for summary judgment regarding the remaining allegation of infringement on June 25, 2014.

Oklahoma Firefighters Complaint

        On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against us, four of our officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On April 24, 2014 the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint ("Amended Complaint"). The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between February 5, 2013 and October 8, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) our enrollment and revenue growth prospects for fiscal 2014, and (ii) our compliance with state regulations governing enrollment. The plaintiff seeks unspecified monetary damages and other relief. We intend to defend vigorously against the claims asserted in the Amended Complaint, and filed a motion to dismiss the Amended Complaint on June 20, 2014. The parties have completed briefing the motion to dismiss and the Court heard oral arguments on the motion on August 8, 2014.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the "NYSE") under the symbol "LRN." Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of August 11, 2014, there were 41 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2014	$26.20	$21.14
March 31, 2014	23.55	19.66
December 31, 2013	31.66	17.15
September 30, 2013	38.14	25.95
June 30, 2013	$30.89	$23.24
March 31, 2013	24.54	17.77
December 31, 2012	22.40	15.83
September 30, 2012	25.39	17.19

Stock Performance Graph

        The graph below matches the cumulative return of holders of K12 Inc.'s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite index, the Russell 2000 index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in the Company's common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2009 and tracks it through June 30, 2014. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

 COMPARISON OF TWENTY QUARTER CUMULATIVE TOTAL RETURN(1)(2)
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-09	30-Jun-10	30-Jun-11	30-Jun-12	30-Jun-13	30-Jun-14
LRN	100	109	154	132	147	138
Peer Group Index	100	114	110	104	96	119
S&P 500	100	113	139	145	162	178
Russell 2000	100	98	130	131	152	172
Nasdaq Composite	100	116	145	154	169	191

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

Stock-based Incentive Plan Information

        The following table provides certain information as of June 30, 2014, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2014

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	2,578,401	$21.44	2,767,532

Includes shares under the 2007 Equity Incentive Award Plan.

(1)
The 2007 Equity Incentive Award Plan (the "EIP") adopted in October 2007, as amended in 2010 and approved by the stockholders, contains an "evergreen provision" that allows for an annual increase in the number of shares available for issuance under the EIP on July 1 of each year during the ten-year term of the EIP ending October 30, 2017. The annual increase in the number of shares shall be equal to the least of:

•
4% of our outstanding common stock on the applicable July 1;

•
2,745,098 shares; or

•
a lesser number of shares as determined by our Board of Directors.

Issuer Purchases of Equity Securities

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For the three and twelve months ended June 30, 2014, the Company paid approximately $21.9 million and $48.5 million, respectively, in cash to redeem 952,896 and 2,195,196 shares, respectively, of common stock at an average price of $22.99 and $22.10 per share, respectively. At June 30, 2014, approximately $26.5 million remained authorized for repurchase.

Monthly Period during the Quarter Ended June 30, 2014	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Amount of Shares Yet To Be Repurchased Under Plan (In Millions)
April 1, 2014 - April 30, 2014	436,400	$22.25
May 1, 2014 - May 31, 2014	281,400	$23.37
June 1, 2014 - June 30, 2014	235,096	$23.91

Total	952,896	$22.99	2,195,196	$26.5

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statement of operations data for each of the years in the three-year period ended June 30, 2014, and the selected consolidated balance sheet data as of June 30, 2014 and 2013, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2011 and 2010 and selected consolidated balance sheet data as of June 30, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$919,553	$848,220	$708,407	$522,434	$384,470

Cost and expenses
Instructional costs and services	569,219	498,398	408,560	307,111	222,029
Selling, administrative and other operating expenses	313,258	283,032	245,274	174,762	117,398
Product development expenses	14,220	21,084	25,593	16,347	9,576

Total costs and expenses	896,697	802,514	679,427	498,220	349,003

Income from operations	22,856	45,706	28,980	24,214	35,467
Realized gain on sale of assets	6,404	—	—	—	—
Interest (expense) income, net	(69)	851	(989)	(1,207)	(1,331)

Income before income tax expense and noncontrolling interest	29,191	46,557	27,991	23,007	34,136
Income tax expense	(11,075)	(20,023)	(11,882)	(11,342)	(13,249)

Net income	18,116	26,534	16,109	11,665	20,887
Add net loss attributable to noncontrolling interest	1,484	1,577	1,434	1,127	638

Net income attributable to common stockholders, including Series A stockholders(1)	$19,600	$28,111	$17,543	$12,792	$21,525

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.50	$0.72	$0.46	$0.37	$0.72
Diluted(1)	$0.50	$0.72	$0.45	$0.37	$0.71
Weighted average shares used in computing per share amounts:
Basic	38,987,470	36,267,345	35,802,678	31,577,758	29,791,973
Diluted(1)	39,230,516	39,017,345	38,740,863	34,635,594	30,248,683
Other Data:
Net cash provided by operating activities	$123,477	$95,293	$32,991	$67,213	$54,680
Depreciation and amortization	$86,267	$65,737	$58,033	$42,934	$25,761
Stock-based compensation expense	$22,828	$14,374	$10,067	$9,466	$5,934
EBITDA(2)	$115,527	$111,443	$87,013	$67,148	$61,228
Capital Expenditures:
Capitalized curriculum development costs	$15,411	$18,560	$16,123	$18,086	$13,904
Purchases of property, equipment and capitalized software development costs	$33,958	$31,785	$32,477	$29,563	$10,357
New capital lease obligations(3)	$24,132	$24,703	$27,209	$15,645	$12,194

Total capital expenditures	$73,501	$75,048	$75,809	$63,294	$36,455

	As of June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$196,109	$181,480	$144,652	$193,099	$81,751
Total assets	$711,667	$718,896	$648,835	$582,095	$307,882
Total short-term debt	$20,492	$19,785	$17,095	$13,357	$12,247
Total long-term obligations	$16,447	$16,107	$15,901	$10,851	$8,365
Total K12 Inc. stockholders' equity	$528,930	$530,162	$473,494	$448,621	$221,851
Working capital	$351,441	$348,762	$289,226	$264,447	$149,344

(1)
For the years ended, June 30, 2013, 2012, 2011 and 2010, diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of June 30, 2014.

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

•
in presentations to the members of our Board of Directors to enable our Board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry; and

•
on an adjusted basis in determining compliance with the terms of our credit agreement.

The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Net Income attributable to common stockholders, including Series A stockholders	$19,600	$28,111	$17,543	$12,792	$21,525
Interest expense (income), net	69	(851)	989	1,207	1,331
Income tax expense	11,075	20,023	11,882	11,342	13,249
Depreciation and amortization(4)	86,267	65,737	58,033	42,934	25,761
Noncontrolling interest	(1,484)	(1,577)	(1,434)	(1,127)	(638)

EBITDA	$115,527	$111,443	$87,013	$67,148	$61,228

(3)
New capital lease obligations are primarily for student computers and related equipment.

(4)
For fiscal year 2014, depreciation and amortization includes approximately $18.6 million for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand.

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

        This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

  •
  Executive Summary—a general description of our business and key highlights of the fiscal year ended June 30, 2014.

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

Executive Summary

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. We provide a continuum of technology-based educational products and solutions to public school districts, public schools, charter schools, private schools and families as we strive to transform the student's experience into one that delivers individualized education on a highly scalable basis.

        We achieved revenue growth during fiscal year 2014, primarily in our online managed public schools. We increased revenues to $919.6 million from $848.2 million, a growth rate of 8.4% from fiscal year 2013. In fiscal year 2014, operating income decreased to $22.9 million from $45.7 million in fiscal year 2013, a decrease of 49.9%; net income attributable to common stockholders decreased to $19.6 million from $28.1 million, a decrease of 30.2% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in "Item 6—Selected Financial Data"), increased to $115.5 million from $111.4 million, an increase of 3.7%. The operating income for fiscal year 2014 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

        Our Managed Public Schools line of business, which includes virtual and blended public schools generally under long-term turn-key management contracts accounted for approximately 88% of our revenue in fiscal year 2014. For both virtual and blended managed public schools, the governing authority with control over the school negotiates contractual terms with us for all aspects of the management of the school, including monitoring academic achievement, teacher recruitment and training, student recruitment and marketing, compensation recommendations for school personnel, financial management, enrollment processing and procurement of curriculum, equipment and other required services. For the 2014-15 school year, we expect to manage 77 schools in 33 states and the District of Columbia.

        Through our Institutional Sales business, we work closely as partners with a growing number of schools and school districts enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK management system. With our services, schools and districts can offer programs that allow students to participate full-time, as their primary school, or part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. During the 2013-14 school year, we continued to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

        We operate three online private schools in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children's traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, during the past year, we owned and operated the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12. In June 2014, we completed a sale of select businesses, including the International School of Berne, to Safanad Education Ventures Limited. The other select businesses divested consisted of our interest in an existing Middle East joint venture currently operating with a Safanad Limited affiliate and our post-secondary business.

Financial Statement Overview

        As a result of acquisitions, our business has evolved significantly, thereby impacting the comparability of period to period financial results. During 2012, we acquired KVE and Insight Schools (the "Kaplan/Insight Assets"). These acquisitions accounted for a portion of the increases in our revenue, student enrollments and operating costs, including transaction and integrations costs. In addition, we experienced growth from the new state schools added in recent years identified above and the continued ramp-up in student enrollments and associated variable operating costs from schools opening over the last five years.

        Student enrollment in our Managed Public Schools has experienced a shift in the mix of students with an increased level of high school students. The shift occurred as a result of our acquisition of the Kaplan/Insight Assets, which only serve students in grades 6-12, and from organic growth in many of the schools we serve. The continued expansion of our Institutional Sales and our International and Private Pay Schools also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third-party distributor costs and third-party royalty costs for our Institutional Sales. We may continue to experience changes in our enrollment, revenue and cost mix as we continue to expand into markets different than our traditional Managed Public Schools.

        Our headcount growth from approximately 3,300 employees at the beginning of 2012 to approximately 4,200 at the end of our 2014 fiscal year, including teachers associated with our enrollment growth, the development of the Institutional Sales, including the expansion of a sales force, and the decision to have more K12-employed teachers in our managed schools have also directly impacted our operating expenses during the last three years. We believe that all the above factors, particularly the significant infrastructure investments, acquisitions and the depreciation and amortization associated with our acquired assets and infrastructure investments, reduce the comparability of our operating results between periods.

Key Aspects and Trends of Our Operations

Revenues—Overview

        We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn-key management services. Approximately 88% of our revenues were derived from this source in fiscal year 2014. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However we also expect revenues in other aspects of our business to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels adding enrollments in our private schools and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Public Schools in fiscal year 2014. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public Schools, Institutional Sales and International and Private Pay Schools.

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

        We believe that our revenue growth from enrollments depends upon the following:

  •
  the number of states and school districts in which we operate;

  •
  the mix of students served;

  •
  the restrictive terms of local laws or regulations, including enrollment caps;

  •
  the appeal of our curriculum and instructional model to students and families;

  •
  the specific school or school district requirements including credit recovery or special needs;

  •
  the effectiveness of our program in delivering favorable academic outcomes;

  •
  the quality of the teachers working in the schools we serve;

  •
  the effectiveness of our marketing and recruiting programs to attract new enrollments; and

  •
  retention of students through successive grade levels.

        In fiscal year 2014, we increased total average student enrollments by 5,696, or 4.8%, to 123,259, as compared to total average student enrollments of 117,563 in fiscal year 2013. In fiscal year 2013, we increased total average student enrollments by 13,274, or 12.7%, to 117,563, as compared to total average student enrollments of 104,289 in fiscal year 2012. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal year 2014 and 2013, the growth rate of our revenue exceeded the growth in our managed school average student enrollments primarily due increases in the per-pupil rate of achieved state funding in some states, other changes in state funding rates and higher utilization in federal and state restricted funding per managed student.

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

        In fiscal year 2014, we derived approximately 13% and 10% of our revenues, respectively, from the Agora Cyber Charter School ("Agora") in Pennsylvania and the Ohio Virtual Academy. In aggregate, these schools accounted for approximately 23% of our total revenues. We provide our full turn-key management solution pursuant to our contract with the Ohio Virtual Academy, which terminates on June 30, 2017. We provide our full turn-key solution to Agora pursuant to a contract with the school that expires on June 30, 2015. In fiscal year 2014, Agora elected to use a request for proposal process for the services and products required to operate the school for the 2015-16 school year in connection with its charter renewal application. The annual revenues generated under each of these contracts represented a material portion of our total revenues in fiscal year 2014; however, as our managed public schools expand and other business sectors grow, these proportions may decrease.

  Institutional Sales

        While Managed Public Schools constitute the majority of our revenue, there is emerging demand by school districts, individual schools and other educational institutions for more limited components of our online services and products than are used in Managed Public Schools. Sales to those entities are conducted through our Institutional Sales organization. While we expect long-term growth opportunities in our Institutional Sales business, the sector is currently experiencing significant competitive pricing pressures.

        The Institutional Sales portfolio contains an array of curriculum and technology solutions packaged in a portfolio of flexible learning and delivery models mapped to specific student, school and district needs. This portfolio provides a continuum of delivery models, from full and part-time virtual to blended learning and other options that can be used in traditional classrooms to differentiate instruction. The Institutional Sales course catalog is comprehensive and enables districts to offer their students educational opportunities that otherwise might not be financially justifiable, such as Advanced Placement ("AP"), honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer highly qualified state-certified teachers, professional development and other support services as needed by our customers.

        Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional Sales is revenues. The customers served by the Institutional Sales organizations purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full-time students, but also students taking semester-long courses, students who recover credits through concentrated four to eighteen-week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as a full time equivalent or "FTE"), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the entirety of the Institutional Sales. Indeed, our efforts to do so led us to the conclusion that at this time, revenue is the best performance metric for the Institutional Sales.

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

  •
  Services Menu—Instructional services may be provided and priced per-enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

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

        We believe our revenue growth depends primarily on the recruitment of students into our programs through effective marketing and word-of-mouth referral based on the quality of our service. In addition, through high service quality, we seek to retain existing students and increase the total number of courses each student takes with us. In some cases, students return each summer and take only one course. In other cases, students choose a K12 private school as their principal form of education and may stay for many years. The flexibility of our programs, the quality of our curriculum and teaching, and the student community features lead to customer satisfaction and therefore, retention.

        We have entered into agreements which enable us to distribute our products and services to our international school partners throughout the world who use our courses as a supplement to their on-campus academic programs. These courses provide students with additional electives, advanced placement (AP) courses, and sometimes include dual-degree programs that the school cannot offer on its own. Student enrollments derived from partner school programs are included in the count of SCEs for these private schools.

        We sometimes offer additional teacher assistance, counseling, clubs and other additive services to our basic course offerings. These additive services may carry additional fees that appear in our revenue. During the majority of fiscal year 2014, we also operated IS Berne, a traditional private school in Switzerland. Through the sale date on June 11, 2014, enrollments and revenue from IS Berne are included in our private school totals along with the numbers from our online school operations. We do not include students in our consumer sales business as we are not involved in the progress of these students in the same way as we do in our other programs.

Instructional Costs and Services Expenses

        Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The Managed Public Schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional Sales and International and Private Schools business. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

        In the near term, we expect high school enrollments to continue to grow as a percentage of total enrollments. Our high school offering requires increased instructional costs as a percentage of revenue compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services, including college placement, SAT preparation and guidance counseling; (iv) use of third-party courses to augment our proprietary curriculum; and (v) use of a third-party learning management system to service high school students. Over time, we may partially offset these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, replacing our third-party learning management system with another third-party system, leveraging our school infrastructure and obtaining purchasing economies of scale.

        We have deployed and are continuing to develop new delivery models, including blended schools, where students receive limited face-to-face instruction in a learning center to complement their online instruction, and other programs that utilize brick and mortar facilities. The maintenance, management and operations of these facilities necessitate additional costs, which are generally not required to operate typical virtual public schools. We are pursuing expansion into new states for both virtual public and other specialized charter schools. If we are successful, we will incur start-up costs and other expenses associated with the initial launch of a school, including the funding of building leases and leasehold improvements.

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

Expense Management

        We are constantly searching for ways to deliver more value at a lower cost for our customers and we take pride in our ability to deliver highly-individualized, effective education solutions at significant savings to taxpayers. We have sought to increase efficiencies whenever possible without affecting educational quality. We believe our scale and infrastructure investment positions us for greater efficiency in future periods while allowing us to deliver more value for students.

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

        We have determined that the separate elements of our multiple element contracts with managed schools do not have standalone value. Accordingly, we account for revenues received under multiple element arrangements with managed schools as a single unit of accounting and recognize the entire arrangement over the term of the contractual service period. While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

  •
  Access to the Online School and Online Curriculum.  Our proprietary learning management system ("OLS") revenues are generally earned on a per course basis from schools and school districts. Students enrolled through a school are provided access to the OLS and online curriculum. Revenues are earned ratably over the school year, typically 10 months, or over the semester depending on the length of the course.

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

  •
  Management, Technology and Educational Services.  Under most of our statewide virtual public and blended school contracts, we provide the boards of managed schools with turn-key management and technology services. We recognize these revenues ratably over our fiscal year as administrative offices of the school remain open for the entire year. Our management and technology service fees are generally a contracted percentage of yearly school funding. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district.

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school funding. Our schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the reported fiscal years ended June 30, 2013, 2012 and 2011, our aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.2%, (0.1%) and 0.7%, respectively.

        Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would incur an operating loss for the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as reduction in the revenue and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company's ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

        For turnkey revenue service contracts, a school operating loss may reduce our ability to collect our management fees in full though as noted it does not necessarily mean that we incur a loss during the period with respect to our services to that school. We recognize revenue, net of our estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenue is recognized based on our performance of services under the contract, which we believe is proportionate to our incurrence of costs. We incur costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

        Each state or school district has variations in the school funding formulas and methodologies that we use to estimate funding for revenue recognition at our respective schools. As we build the funding estimates for each school, we are mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters we consider in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, progress trajectory and historical completion, student location, funding caps and other state specified categorical program funding. The estimates we make each period on a school-by-school basis consider the latest information available to us and consider material relevant information at the time of the estimate.

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2014, 2013 and 2012, the Company's revenue included a reduction for these school operating losses of $49.8 million, $64.5 million and $54.8 million, respectively.

        A school operating loss may result from a combination of cost increases or funding reductions attributable to the following:

  •
  costs associated with opening new schools including the initial hiring of teachers, administrators and the establishment of school infrastructure;

  •
  school requirements to establish contingency reserves;

  •
  one-time costs, such as legal claims;

  •
  funding reductions due to the inability to qualify specific students for funding;

  •
  regulatory or academic performance thresholds that may restrict the ability of a school to fund all expenses;

  •
  inadequate school funding in particular states;

  •
  providing services without receiving state funding when enrollments occur after enrollment count dates; and

  •
  burdensome regulations creating excessive costs.

        We generate a small percentage of our revenues from the sale of perpetual licenses of curriculum and ongoing support to schools. Under ASC 605, we account for the license and support of separate units of accounting and recognize revenues associated with the license up front and ongoing maintenance and support over the performance period. We also generate a small percentage of our revenues through the sale of our online courses and learning kits directly to consumers, as well as providing hosting services to certain customers. We record revenue for consumer services over the term of the course subscription.

        For the year ended June 30, 2014, special education students comprise approximately 13% of our student population and approximately 21% of estimated funding for revenue recognition purposes at our schools. We compute revenue at the school level not based on the type of student served; therefore, we are unable to determine the revenue and profitability by student type. For each student enrolled, we receive basic per pupil funds determined by state funding and count definitions, and policies which vary from state-to-state. Additionally, based on the needs of the student population, we may receive supplemental special education state funding grants and federal funding under the Individuals with Disabilities Act. While we do not track profitability at the student level, these supplemental funding programs are intended to offset part of the costs of the education needs of children with learning disabilities through reimbursement of qualifying costs under the programs.

  Capitalized Curriculum Development Costs

        Our curriculum is primarily developed by our employees and, to a lesser extent, by independent contractors. Generally, our courses cover traditional subjects and utilize examples and references designed to remain relevant for long periods of time. The online nature of our curriculum allows us to incorporate user feedback rapidly and make ongoing corrections and improvements. For these reasons, we believe that our courses, once developed, have an extended useful life, similar to computer software. We also publish textbooks and other offline materials. Our curriculum is integral to our learning systems. Our customers generally do not acquire our curriculum or future rights to it.

        Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles—Goodwill and Other. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. The Company wrote down approximately $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal year ended June 30, 2014. There were no material write-downs of capitalized curriculum development costs for the fiscal years ended June 30, 2013 and 2012.

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

        We capitalize software development costs incurred during development in accordance with ASC 350. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years. During the fiscal year ended June 30, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software projects for the fiscal years ended June 30, 2013 and 2012.

  Impairment of Long-lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company wrote down approximately $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal year ended June 30, 2014. During the fiscal year ended June 30, 2014, the Company also wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material impairment charges for the fiscal years ended June 30, 2013 and 2012.

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

        We have a valuation allowance on net deferred tax assets of $2.0 million and $1.3 million as of June 30, 2014 and 2013, respectively, for the amount that more likely than not will not be realized. The majority of our remaining net operating loss carryforwards were utilized during fiscal year 2013 and we made more significant federal income tax payments in fiscal year 2014.

  Accounting for Stock-based Compensation

        We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation. We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. During 2012 to 2014, we granted more restricted stock awards than stock options, resulting in increased stock-based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock-based compensation costs, and this increased cost is expected to continue in future periods.

  Goodwill and Other Intangible Assets

        We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, customer contracts and curriculum and such intangible assets are amortized on a straight-line basis over their estimated useful lives based on third party valuations. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. During fiscal year 2014, we used a qualitative approach to evaluate goodwill for impairment. During the fiscal year ended June 30, 2014, the Company determined that based on rebranding of the Institutional Sales business, the Company fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge for the fiscal year ended June 30, 2014. During the fiscal year ended June 30, 2014, the Company also sold certain business assets and wrote off approximately $3.4 million of goodwill and $0.4 million of net intangible assets related to the assets of the business that were sold. There were no material impairment charges for the years ended June 30, 2013 and 2012.

  Consolidation of Noncontrolling Interest

        Our consolidated financial statements reflect the results of operations of our Middle East and Middlebury Interactive Languages joint ventures. Earnings or losses attributable to our partner are classified as "net loss attributable to noncontrolling interest" in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company. In June 2014, we completed a sale of select businesses to Safanad Education Ventures Limited, including our interest in our Middle East joint venture which we had operated with a Safanad Limited affiliate.

  Redeemable Noncontrolling Interest

        In the formation of our joint venture with Middlebury College, at any time after the fifth (5th) anniversary of the agreement (April 2015), Middlebury College may give written notice of its irrevocable election to sell all (but not less than all) of its membership interest (put right) to us. The purchase price for Middlebury College's membership interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of our common stock. At June 30, 2014, MIL had not met certain milestones associated with its Language Academy summer camp programs. As such, Middlebury College may exercise its option to either repurchase the camp programs at fair market value along with other contractual rights. Middlebury College has neither exercised nor expressed an intent to exercise the option.

        Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value, which approximates fair value, in accordance with ASC 480, Distinguishing Liabilities from Equity. We adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. The redeemable value as of the end of each fiscal year is based on a third-party valuation, while the redeemable value during interim periods is based on management updates from the date of the most recent independent valuation. As of June 30, 2014 and 2013, the estimated redeemable noncontrolling interest was $16.8 million and $15.2 million, respectively.

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

	Year Ended June 30,			Growth 2014 / 2013		Growth 2013 / 2012
	2014	2013	2012	Change	Change %	Change	Change %
Average Student Enrollments*	123,259	117,563	104,289	5,696	4.8%	13,274	12.7%

*
The Managed Public Schools average student enrollments include enrollments for which we receive no public funding. Additionally, Managed Public Schools enrollments include all programs which have been classified as turn-key programs or where substantial management services are performed in accordance with the contract.

International and Private Pay Schools

        The following table sets forth total data for students in our International and Private Pay Schools. These figures exclude enrollments from our consumer program.

	Year Ended June 30,			Growth 2014 / 2013		Growth 2013 / 2012
	2014	2013	2012	Change	Change %	Change	Change %
Student Enrollments	32,625	31,619	31,830	1,006	3.2%	(211)	-0.7%
Semester Course Enrollments	89,630	84,642	83,519	4,988	5.9%	1,123	1.3%

  Revenue by Business Lines

        Revenue is captured by business line based on the underlying customer contractual agreement. Periodically, a customer may change business line classification. For example, a district that purchases a single course (Institutional Sales customer) may decide to convert to a full-time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for each of the last three fiscal years.

	Year Ended June 30,			Growth 2014 / 2013		Growth 2013 / 2012
(Dollars in thousands)	2014	2013	2012	Change	Change %	Change	Change %
Managed Public Schools	$804,469	$730,800	$596,142	$73,669	10.1%	$134,658	22.6%
Institutional Business	66,765	73,269	73,150	(6,504)	-8.9%	119	0.2%
International and Private Pay Business	48,319	44,151	39,115	4,168	9.4%	5,036	12.9%

Total	$919,553	$848,220	$708,407	$71,333	8.4%	$139,813	19.7%

        The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2014		2013		2012
	(Dollars in thousands)
Revenues	$919,553	100.0%	$848,220	100.0%	$708,407	100.0%

Cost and expenses
Instructional costs and services	569,219	61.9%	498,398	58.7%	408,560	57.7%
Selling, administrative and other operating expenses	313,258	34.1%	283,032	33.4%	245,274	34.6%
Product development expenses	14,220	1.5%	21,084	2.5%	25,593	3.6%

Total costs and expenses	896,697	97.5%	802,514	94.6%	679,427	95.9%

Income from operations	22,856	2.5%	45,706	5.4%	28,980	4.1%
Realized gain on sale of assets	6,404	0.7%	—	0.0%	—	0.0%
Interest income (expense), net	(69)	0.0%	851	0.1%	(989)	-0.1%

Income before income tax expense and noncontrolling interest	29,191	3.2%	46,557	5.5%	27,991	4.0%
Income tax expense	(11,075)	-1.2%	(20,023)	-2.4%	(11,882)	-1.7%

Net income	18,116	2.0%	26,534	3.1%	16,109	2.3%
Add net loss attributable to noncontrolling interest	1,484	0.1%	1,577	0.2%	1,434	0.2%

Net income attributable to common stockholders, including Series A stockholders	$19,600	2.1%	$28,111	3.3%	$17,543	2.5%

Comparison of Years Ended June 30, 2014 and 2013

        Revenues.    Our revenues for the year ended June 30, 2014 were $919.6 million, representing an increase of $71.4 million or 8.4%, as compared to $848.2 million for the year ended June 30, 2013. Our revenue growth was primarily attributable to an increase of $73.7 million, or 10.1%, in Managed Public Schools revenue, largely due to overall enrollment growth of 4.8% and increases in the per-pupil rate of achieved state funding in some states, other changes in state funding rates and higher utilization in federal and state restricted funding per managed student, and a $4.2 million increase in International and Private Pay revenue, partially as a result of strong growth in iCademy course enrollments. Institutional business revenue decreased $6.5 million, or 8.9%, from the prior year due to decreased volume and rates.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2014 were $569.2 million, representing an increase of $70.8 million or 14.2%, as compared to $498.4 million for the prior fiscal year. Of the total increase, $18.6 million relates to accelerated depreciation and amortization during fiscal year 2014 for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. The remaining $52.2 million increase between periods related to increased salary and other personnel benefits to teachers, program and material costs due to enrollment growth. Instructional costs and services expenses were 61.9% of revenue during the year ended June 30, 2014; however excluding the impact of the accelerated depreciation and amortization, instructional costs and services were 59.9%, compared to 58.7% for the prior fiscal year.

        Selling, Administrative and Other Operating Expenses.    Selling, administrative and other operating expenses for the year ended June 30, 2014 were $313.3 million, representing an increase of $30.3 million or 10.7%, as compared to $283.0 million for the prior fiscal year. Of the total increase, $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that will no longer be used. The remainder of the increase related to increased headcount, professional fees and marketing costs, offset in part by reduced sales commissions. As a percentage of revenues, selling, administrative and other operating expenses were 34.1% for the year ended June 30, 2014; however excluding severance and accelerated amortization described above, selling, administrative and other expenses were 32.7% as a percentage of revenue, less than the 33.4% for prior fiscal year, reflecting our continued costs savings initiatives.

        Product Development Expenses.    Product development expenses include costs related to new products and associated systems. Product development expenses for the year ended June 30, 2014 were $14.2 million, representing a decrease of $6.9 million or 32.7%, as compared to $21.1 million for the prior fiscal year. As a percentage of revenues, product development expenses decreased to 1.5% for the year ended June 30, 2014, as compared to 2.5% for the prior fiscal year due to a decrease in third-party professional fees supporting product development activities and our costs savings initiatives.

        Realized Gain on Sale of Assets.    Realized gain on sale of assets for the year ended June 30, 2014 was $6.4 million, as compared to zero for the prior fiscal year. In June 2014, we completed a sale of select non-strategic businesses to Safanad Education Ventures Limited, including IS Berne, Capital Education, our post-secondary business, and our interest in our joint venture in the Middle East we operated with a Safanad Limited affliliate.

        Net Interest Income (Expense).    Net interest expense for the year ended June 30, 2014 was $(0.1) million, as compared to net interest income of $0.9 million for the prior fiscal year. The change to net interest expense compared to net interest income in the prior fiscal year related primarily to a decrease of approximately $1.0 million in interest income related to our exercise of the put option on our investment in Web International Education Group, Ltd in fiscal year 2013, partially offset by interest expense related our capital leases and equipment financing arrangements.

        Income Taxes.    Income tax expense for the year ended June 30, 2014 was $11.1 million, or 37.9% of income before taxes, as compared to an income tax expense of $20.0 million, or 43.0% of income before taxes, for the prior fiscal year. Our overall effective tax rate decreased from the prior year due to prior year favorable return to provision true-ups, providing for additional reserves related to the prior year tax positions and additional tax benefits related to research activities of the Company.

        Net Income.    Net income was $18.1 million for the year ended June 30, 2014 compared to net income of $26.5 million for the year ended June 30, 2013, a decrease of $8.4 million, or 31.7%. Net income as a percentage of revenues decreased to 2.0% for the year ended June 30, 2014 as compared to 3.1% for the prior year, as a result of the factors discussed above.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the years ended June 30, 2014 and 2013 was $1.5 million and $1.6 million, respectively. Noncontrolling interest reflects the after-tax losses attributable to shareholders in our joint ventures in the Middle East through the sale date and Middlebury Interactive Languages. Our noncontrolling interest fluctuates in proportion to the operating results of these respective joint ventures.

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

        Income Taxes.    Income tax expense for the year ended June 30, 2013 was $20.0 million, or 43.0% of income before taxes, as compared to an income tax expense of $11.9 million, or 42.4% of income before taxes, for the prior fiscal year. Our overall effective tax rate increased from the prior year with 2013 reflecting an increase to the rate attributable to foreign operations.

        Net Income.    Net income was $26.5 million for the year ended June 30, 2013 compared to net income of $16.1 million for the year ended June 30, 2012, an increase of $10.4 million, or 64.6%. Net income as a percentage of revenues increased to 3.1% for the year ended June 30, 2013 as compared to 2.3% for the prior year, as a result of the factors discussed above.

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

Liquidity and Capital Resources

        As of June 30, 2014, we had net working capital, or current assets minus current liabilities, of $351.4 million. Our working capital includes cash and cash equivalents of $196.1 million, including $2.4 million associated with our joint venture, and net accounts receivable of $194.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in the first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2014.

        We had a $35.0 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes. On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. ("BOA"). The line has a five-year term, bears interest at the higher of the Bank's prime rate, or the Federal Funds Rates plus 0.50%, or the LIBOR rate plus 1.00% and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2014, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

        We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We have $35.0 million of availability for new leasing during fiscal year 2015. This availability expires in July 2015 and interest rates on the new borrowings are based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit.

        As of June 30, 2014, the aggregate outstanding balance under the lease lines of credit was $36.9 million. Borrowings bore interest at rates ranging from 2.52% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under this buyback are dependent upon business and market conditions and other factors. The stock purchases may be made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. During the fiscal year ended June 30, 2014, cumulative stock repurchases totaled $48.5 million resulting in remaining availability of $26.5 million for shares to be purchased under the plan.

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

  Operating Activities

        Net cash provided by operating activities for the years ended June 30, 2014, 2013 and 2012 was $123.5 million, $95.3 million and $33.0 million, respectively.

        Net cash provided by operating activities for the year ended June 30, 2014 was $123.5 million compared to $95.3 million for the year ended June 30, 2013. The $28.2 million improvement in cash flow from operations between periods was attributable primarily to increased accounts receivable collections and less investment in inventory during the year ended June 30, 2014 than during the prior year. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

        Net cash provided by operating activities for the year ended June 30, 2013 was $95.3 million compared to $33.0 million for the year ended June 30, 2012. The $62.3 million improvement in cash flow from operations between periods was attributable to higher net income excluding non-cash items, increased cash collections from accounts receivable and less investment in working capital during the year ended June 30, 2013 than during the prior year. These cash collections relate to accounts receivable that increased during fiscal year 2012 from state funding delays to certain of our managed public schools. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

  Investing Activities

        Net cash used in investing activities for the years ended June 30, 2014, 2013 and 2012 was $45.8 million, $50.3 million and $61.2 million, respectively.

        Net cash used in investing activities for the year ended June 30, 2014 decreased $4.5 million from 2013. This decrease was a result of cash received of $5.7 million related to a sale of assets and a net decrease of approximately $1.0 million in net capital expenditures for other property and equipment, capitalized software and curriculum development, offset in part by a note made to a managed school partner of $2.1 million.

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

  Financing Activities

        Net cash used in financing activities for the years ended June 30, 2014, 2013 and 2012 was $64.0 million, $8.2 million and $19.8 million, respectively.

        For the year ended June 30, 2014, our primary uses of cash in financing activities were the purchase of treasury stock and the payment of capital lease obligations incurred for the acquisition of student computers. For the year ended June 30, 2014, the Company purchased treasury stock which totaled approximately $48.5 million. The Company made no treasury stock purchases during the year ended June 30, 2013. Our cash payments for capital leases increased approximately $2.4 million due to increased purchases of student computers financed under capital leases. In addition, the year ended June 30, 2014 included a reduction of $7.8 million in the excess tax benefit from stock based compensation. The year ended June 30, 2014 included approximately $3.0 million more in proceeds from the exercise of stock options than the year ended June 30, 2013, which partially offset the increased uses noted above. The timing of cash from the exercise of options impacts our net cash used in financing activities.

        For the year ended June 30, 2013, net cash used in financing activities consisted primarily of payments on capital leases totaling $21.8 million and the repurchase of restricted stock for income tax withholding of $2.5 million, partially offset by proceeds from the exercise of stock options of $7.3 million and excess tax benefit from stock-based compensation expense of $8.9 million. Our cash payments for capital leases increased $3.7 million between periods resulting from increased purchases of student computers financed under capital leases. The timing of cash from the exercise of options impacts our net cash used in financing activities.

        For the year ended June 30, 2012, net cash used in financing activities consisted primarily of payments on capital leases and software financing arrangements totaling $18.4 million and excess tax expense from stock-based compensation expense of $3.1 million, partially offset by proceeds from the exercise of stock options of $3.4 million.

Contractual Obligations

        Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2014, which decreased from $94.4 million as of June 30, 2013:

	Year Ending June 30,
	Total	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Contractual obligations at June 30, 2014
Capital leases(1)	$38,003	$21,217	$12,021	$4,765	$—	$—	$—
Operating leases	55,186	7,910	7,599	7,291	7,199	7,243	17,944

Total	$93,189	$29,127	$19,620	$12,056	$7,199	$7,243	$17,944

(1)
Includes interest expense.

        For the schools to which we provide turn-key management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many not even occur.

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $8.5 million related to lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2014. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in Accounting Standards Codification ("ASC") 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this guidance in the Company's fiscal year 2014 did not have a material impact on the Company's financial condition, results of operations, cash flows or disclosures.

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations from current US GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard in the fourth quarter of fiscal 2014. This resulted in the presentation of historical results of our sold business assets as normal operations in fiscal year 2014, and a one-time gain of $6.4 million being recognized outside of operating income upon the sale of the business in fiscal year 2014.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At June 30, 2014 and 2013, we had cash and cash equivalents totaling $196.1 million and $181.5 million, respectively. The Company did not enter into market risk sensitive instruments for trading purposes during fiscal years 2014, 2013 and 2012. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2014, a 1% gross increase in interest rates earned on cash would result in $2.0 million annualized increase in interest income.

        Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2014, fluctuations in interest rates would not have any impact on our interest expense.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries' internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 15, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
August 15, 2014

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$196,109	$181,480
Accounts receivable, net of allowance of $3,460 and $2,560 at June 30, 2014 and June 30, 2013, respectively	194,676	186,459
Inventories, net	33,830	44,395
Current portion of deferred tax asset	7,732	11,368
Prepaid expenses	7,356	10,331
Other current assets	25,498	23,916

Total current assets	465,201	457,949
Property and equipment, net	48,581	56,142
Capitalized software, net	49,920	43,504
Capitalized curriculum development costs, net	60,782	64,599
Intangible assets, net	23,708	32,139
Goodwill	58,088	61,413
Deposits and other assets	5,387	3,150

Total assets	$711,667	$718,896

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$30,976	$21,838
Accrued liabilities	20,539	17,027
Accrued compensation and benefits	17,400	21,970
Deferred revenue	24,353	28,567
Current portion of capital lease obligations	20,492	19,395
Current portion of note payable	—	390

Total current liabilities	113,760	109,187
Deferred rent, net of current portion	8,488	8,833
Capital lease obligations, net of current portion	16,447	16,107
Deferred tax liability	22,478	33,299
Other long term liabilities	4,763	2,512

Total liabilities	165,936	169,938

Commitments and contingencies	—	—
Redeemable noncontrolling interest	16,801	15,200

Equity:
K12 Inc. stockholders' equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,144,062 and 37,440,662 shares issued and 38,948,866 and 37,440,662 shares outstanding at June 30, 2014 and June 30, 2013, respectively	4	4
Additional paid-in capital	639,036	548,390
Series A Special Stock, par value $0.0001; 2,750,000 shares issued, zero and 2,750,000 outstanding at June 30, 2014 and 2013, respectively	—	63,112
Accumulated other comprehensive loss	(112)	(294)
Accumulated deficit	(61,450)	(81,050)
Treasury stock of 2,195,196 and zero shares at cost at June 30, 2014 and June 30, 2013, respectively	(48,548)	—

Total K12 Inc. stockholders' equity	528,930	530,162
Noncontrolling interest	—	3,596

Total equity	528,930	533,758

Total liabilities, redeemable noncontrolling interest and equity	$711,667	$718,896

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues	$919,553	$848,220	$708,407

Cost and expenses
Instructional costs and services	569,219	498,398	408,560
Selling, administrative and other operating expenses	313,258	283,032	245,274
Product development expenses	14,220	21,084	25,593

Total costs and expenses	896,697	802,514	679,427

Income from operations	22,856	45,706	28,980
Realized gain on sale of assets	6,404	—	—
Interest income (expense), net	(69)	851	(989)

Income before income tax expense and noncontrolling interest	29,191	46,557	27,991
Income tax expense	(11,075)	(20,023)	(11,882)

Net income	18,116	26,534	16,109
Add net loss attributable to noncontrolling interest	1,484	1,577	1,434

Net income attributable to common stockholders, including Series A stockholders	$19,600	$28,111	$17,543

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.50	$0.72	$0.46

Diluted	$0.50	$0.72	$0.45

Weighted average shares used in computing per share amounts:
Basic	38,987,470	36,267,345	35,802,678

Diluted	39,230,516	39,017,345	38,740,863

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net income	$18,116	$26,534	$16,109
Other comprehensive income, net of tax
Foreign currency translation adjustment	182	(394)	72

Total other comprehensive income, net of tax	18,298	26,140	16,181
Comprehensive income attributable to noncontrolling interest	1,484	1,577	1,434

Comprehensive income attributable to common stockholders, including Series A stockholders	$19,782	$27,717	$17,615

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	K12 Inc Stockholders
	Common Stock		Common Stock—A			Accumulated Other Comprehensive Income		Treasury Stock
					Additional Paid-in Capital		Accumulated Deficit			Noncontrolling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance, June 30, 2011	35,927,452	$4	2,750,000	$63,112	$512,181	$28	$(126,704)	—	$—	$4,126	$452,747
Net income (loss)(1)	—	—	—	—	—	—	17,543	—	—	28	17,571
Foreign currency translation adjustments	—	—	—	—	—	72	—	—	—	—	72
Stock based compensation expense	—	—	—	—	10,067	—	—	—	—	—	10,067
Exercise of stock options	217,956	—	—	—	3,380	—	—	—	—	—	3,380
Excess tax expense from stock-based compensation	—	—	—	—	(3,122)	—	—	—	—	—	(3,122)
Issuance of restricted stock awards	398,940	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(52,411)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,462)	—	—	—	—	—	(1,462)
Retirement of restricted stock for tax withholding	(55,004)	—	—	—	(1,292)	—	—	—	—	—	(1,292)
Registration expenses for shares issued in private placement	—	—	—	—	(313)	—	—	—	—	—	(313)

Balance, June 30, 2012	36,436,933	4	2,750,000	63,112	519,439	100	(109,161)	—	$—	4,154	477,648
Net income (loss)(1)	—	—	—	—	—	—	28,111	—	—	(558)	27,553
Foreign currency translation adjustments	—	—	—	—	—	(394)	—	—	—	—	(394)
Stock based compensation expense	—	—	—	—	14,374	—	—	—	—	—	14,374
Exercise of stock options	437,054	—	—	—	7,253	—	—	—	—	—	7,253
Excess tax benefit from stock-based compensation	—	—	—	—	8,889	—	—	—	—	—	8,889
Issuance of restricted stock awards	768,951	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(86,142)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	981	—	—	—	—	—	981
Retirement of restricted stock for tax withholding	(116,134)	—	—	—	(2,546)	—	—	—	—	—	(2,546)

Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	—	$—	$3,596	$533,758
Net income (loss)(1)	—	—	—	—	—	—	19,600	—	—	(209)	19,391
Foreign currency translation adjustments	—	—	—	—	—	182	—	—	—	—	182
Conversion of Series A to Common Stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	(2,195,196)	(48,548)	—	(48,548)
Stock based compensation expense	—	—	—	—	22,828	—	—	—	—	—	22,828
Exercise of stock options	531,262	—	—	—	10,294	—	—	—	—	—	10,294
Excess tax benefit from stock-based compensation	—	—	—	—	1,075	—	—	—	—	—	1,075
Issuance of restricted stock awards	704,131	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(93,423)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,645)	—	—	—	—	—	(1,645)
Retirement of restricted stock for tax withholding	(188,570)	—	—	—	(5,018)	—	—	—	—	—	(5,018)
Deconsolidation of certain businesses	—	—	—	—	—	—	—	—	—	(3,387)	(3,387)

Balance, June 30, 2014	41,144,062	$4	—	$—	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$—	$528,930

(1)
Net income (loss) attributable to noncontrolling interest excludes $1.3 million, $1.0 million and $1.5 million for the years ended June 30, 2014, 2013 and 2012, respectively due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the consolidated balance sheet (See Note 10).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net income	$18,116	$26,534	$16,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,267	65,737	58,033
Stock-based compensation expense	22,828	14,374	10,067
Excess tax (benefit) expense from stock-based compensation	(1,075)	(8,889)	3,122
Deferred income taxes	(7,186)	15,770	10,297
Provision for doubtful accounts	1,439	2,070	204
Provision for inventory obsolescence	4,293	387	1,618
Provision for student computer shrinkage and obsolescence	(526)	482	1,038
Realized gain on sale of assets	(6,404)	—	—
Changes in assets and liabilities:
Accounts receivable	(12,257)	(27,708)	(64,270)
Inventories	6,272	(6,929)	(8,918)
Prepaid expenses	2,735	843	(784)
Other current assets	(1,645)	682	(5,260)
Deposits and other assets	(212)	(466)	764
Accounts payable	9,778	(2,115)	2,794
Accrued liabilities	4,793	3,226	(292)
Accrued compensation and benefits	(4,214)	4,616	4,275
Deferred revenue	(1,429)	3,119	3,351
Restricted cash	—	1,501	—
Deferred rent and other liabilities	1,904	2,059	843

Net cash provided by operating activities	123,477	95,293	32,991

Cash flows from investing activities
Purchases of property and equipment	(7,405)	(8,339)	(10,483)
Capitalized software development costs	(26,553)	(23,446)	(21,994)
Capitalized curriculum development costs	(15,411)	(18,560)	(16,123)
Mortgage note to a managed school partner	(2,100)	—	—
Net cash received on sale of assets	5,665	—	—
Purchase of Kaplan/Insight assets	—	—	(12,641)

Net cash used in investing activities	(45,804)	(50,345)	(61,241)

Cash flows from financing activities
Repayments on capital lease obligations	(22,694)	(20,275)	(16,600)
Repayments on notes payable	(390)	(1,533)	(1,820)
Purchase of treasury stock	(48,548)	—	—
Proceeds from exercise of stock options	10,294	7,253	3,380
Net proceeds from investment in noncontrolling interest	1,275	—	—
Payment of stock registration expense	—	—	(313)
Excess tax benefit (expense) from stock-based compensation	1,075	8,889	(3,122)
Retirement of restricted stock for tax withholding	(5,018)	(2,546)	(1,292)

Net cash used in financing activities	(64,006)	(8,212)	(19,767)

Effect of foreign exchange rate changes on cash and cash equivalents	962	92	(430)

Net change in cash and cash equivalents	14,629	36,828	(48,447)
Cash and cash equivalents, beginning of year	181,480	144,652	193,099

Cash and cash equivalents, end of year	$196,109	$181,480	$144,652

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        K12 Inc. and its subsidiaries ("K12" or the "Company") is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company's mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Our learning system combines the Company's curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, public school districts, charter schools, private schools and families that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. For fiscal year 2015, the Company will manage virtual schools in 33 states and the District of Columbia.

        In addition, the Company works closely as partners with a growing number of public schools, school districts, private schools and charter schools enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

2. Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

        The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based only on consolidated results.

3. Summary of Significant Accounting Policies

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, fair value of redeemable noncontrolling interest, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

        Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with ASC 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and instructional costs and services for the years ended June 30, 2014, 2013 and 2012 were $265.2 million, $247.1 million and $183.5 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

        The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company's multiple-element contracts do not qualify as separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element. Revenue from certain managed schools is recognized ratably over the period services are performed.

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school funding. Our schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the reported fiscal years ended June 30, 2013, 2012 and 2011, our aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.2%, (0.1%) and 0.7%, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would incur an operating loss for the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as reduction in the revenue and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company's ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

        For turnkey revenue service contracts, a school operating loss may reduce our ability to collect our management fees in full though as noted it does not necessarily mean that we incur a loss during the period with respect to our services to that school. We recognize revenue, net of our estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenue is recognized based on our performance of services under the contract, which we believe is proportionate to our incurrence of costs. We incur costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

        Each state or school district has variations in the school funding formulas and methodologies that we use to estimate funding for revenue recognition at our respective schools. As we build the funding estimates for each school, we are mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters we consider in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, progress trajectory and historical completion, student location, funding caps and other state specified categorical program funding. The estimates we make each period on a school-by-school basis consider the latest information available to us and consider material relevant information at the time of the estimate.

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2014, 2013 and 2012, the Company's revenue included a reduction for these school operating losses of $49.8 million, $64.5 million and $54.8 million, respectively.

        The Company provides certain online curriculum and services to schools and school districts under subscription and perpetual license agreements. Revenue under these agreements is recognized in accordance with the ASC 605 when all of the following conditions are met: there is persuasive evidence of

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable. Revenue from the licensing of curriculum under subscription arrangements is recognized on a ratable basis over the subscription period. Revenue from the licensing of curriculum under non-cancelable perpetual arrangements is recognized when all revenue recognition criteria have been met. Revenue from professional consulting, training and support services are deferred and recognized ratably over the service period.

        Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract. Revenues from associated offline learning kits are recognized upon shipment.

        During the years ended June 30, 2014, 2013 and 2012, approximately 88%, 86% and 84%, respectively, of the Company's revenues were recognized from schools we managed. The Company had contracts with two schools that represented approximately 13% and 10% of revenues, respectively, during 2014, approximately 14% and 11% of revenues in 2013 and represented about 13% and 12% of revenues in 2012. Approximately 9% and 7% of accounts receivable was attributable to a contract with one school as of June 30, 2014 and 2013.

  Reclassifications

        The Company has reclassified certain prior year fixed asset classifications to conform to the current year presentation. There was no effect on the fixed assets, total assets, or the income statement from such reclassification.

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

  Inventories

        Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools and utilized directly by students. Inventories represent items that are purchased and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. During the year ended June 30, 2014, the Company increased the provision for excess and obsolete inventory by $4.2 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. There were no material write-downs for the years ended June 30, 2013 and 2012. The excess and obsolete inventory reserve at June 30, 2014 and 2013 was $9.1 million and $4.9 million, respectively.

  Other Current Assets

        Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation and amortization expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

        During the fiscal year ended June 30, 2014, the Company updated the estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $6.5 million for computers that we estimate will not be returned by our students. The Company recorded no accelerated depreciation for the fiscal years ended June 30, 2013 and 2012.

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

        Capitalized software development additions totaled $26.6 million, $23.4 million and $22.0 million for the years ended June 30, 2014, 2013 and 2012, respectively. During the year ended June 30, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software projects for the years ended June 30, 2013 and 2012. Amortization expense for the years ended June 30, 2014, 2013 and 2012 was $20.1 million, $14.7 million and $11.7 million, respectively.

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

        Total capitalized curriculum development additions were $15.4 million, $18.6 million and $16.1 million for the years ended June 30, 2014, 2013 and 2012, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization and impairment charges. Amortization charges are recorded in product development expenses on the accompanying consolidated statements of operations. Amortization expense for the years ended June 30, 2014, 2013 and 2012 were $19.0 million, $14.3 million and $12.4 million, respectively. The Company wrote down approximately $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal year ended June 30, 2014. There were no material write-downs of capitalized curriculum development costs for the fiscal years ended June 30, 2013 and 2012.

  Noncontrolling Interest

        Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company's consolidated balance sheets reflect noncontrolling interests within the equity section of the consolidated balance sheet, except for redeemable noncontrolling interests.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Noncontrolling interest is classified separately in the Company's consolidated statements of stockholders' equity. These businesses were deconsolidated during fiscal year 2014.

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

  Goodwill and Intangible Assets

        The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2014 and 2013, finite-lived intangible assets were recorded at $37.4 million and $44.9 million, respectively, and accumulated amortization of $13.7 million and $12.8 million, respectively. Amortization expense for the years ended June 30, 2014, 2013 and 2012 was $8.0 million, $4.6 million and $4.7 million, respectively. During the year ended June 30, 2014, the Company determined that based on rebranding of the Institutional Sales business, the Company fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge. There was no material impairment charge for the years ended June 30, 2013 and 2012. Future amortization of intangible assets is $2.5 million, $2.5 million, $2.0 million, $2.0 million and $2.0 million in the years ended June 30, 2015 through June 30, 2019, respectively and $12.7 million thereafter. As of June 30, 2014 and 2013, the goodwill balance was $58.1 million and $61.4 million, respectively.

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

        ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. For the years ended June 30, 2014, 2013 and 2012 no goodwill impairment was recorded. As a result of the sale of the business assets during the fiscal year ended June 30, 2014, the Company wrote off goodwill of $3.4 million and net intangibles of $0.4 million associated with these entities.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table represents goodwill additions/reductions during fiscal years ended June 30, 2014, 2013 and 2012:

($ in millions)	Amount
Rollforward of Goodwill
Balance as of June 30, 2012	$61.6

Adjustments due to other foreign exchange translations	(0.2)

Balance as of June 30, 2013	$61.4

Sale of business unit	$(3.4)
Adjustments due to other foreign exchange translations	0.1

Balance as of June 30, 2014	$58.1

Intangible Assets:

	2014			2013
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(4.6)	$12.9	$24.0	$(5.1)	$18.9
Customer and distributor relationships	18.2	(7.7)	10.5	18.9	(6.5)	12.4
Developed technology	1.2	(1.2)	—	1.5	(1.0)	0.5
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$37.4	$(13.7)	$23.7	$44.9	$(12.8)	$32.1

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

  Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special stock in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock have no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of June 30, 2014.

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

        The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2014	2013	2012
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income attributable to common stockholders, including Series A stockholders	$19,600	$28,111	$17,543
Amount allocated to participating Series A stockholders	$—	$(1,985)	$(1,252)

Income available to common stockholders—basic	$19,600	$26,126	$16,291

Weighted average common shares—basic	38,987,470	36,267,345	35,802,678

Basic net income per share	$0.50	$0.72	$0.46

Dilutive earnings per share computation:
Income available to common stockholders—basic	$19,600	$26,126	$16,291
Amount allocated to participating Series A stockholders	$—	$1,985	$1,252

Net income attributable to common stockholders, including Series A stockholders	$19,600	$28,111	$17,543

Share computation:
Weighted average common shares—basic	38,987,470	36,267,345	35,802,678
Series A Special Stock	—	2,750,000	2,750,000
Effect of dilutive stock options and restricted stock awards	243,046	—	188,185

Weighted average common shares outstanding—diluted	39,230,516	39,017,345	38,740,863

Diluted net income per share	$0.50	$0.72	$0.45

        At June 30, 2014, we had 41,144,062 shares of common stock issued and 38,948,866 shares outstanding, which included the 2,750,000 common shares associated with the Series A special stock conversion which occurred on September 3, 2013.

        As of June 30, 2014, 2013 and 2012, the shares of common stock issuable in connection with stock options of 558,186, 1,181,820 and 858,986, respectively, were not included in the diluted income per common share calculation since their effect was anti-dilutive.

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

        The carrying values reflected in the Company's consolidated balance sheets for cash and cash equivalents, receivables and short and long term debt approximate their fair values.

        The redeemable noncontrolling interest is a result of the Company's joint venture with Middlebury College to form Middlebury Interactive Languages. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management's best estimate of the redemption of the put right.

        The following table summarizes certain fair value information at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801

Total	$16,801	$—	$—	$16,801

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

        The following table presents activity related to our fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2014.

	Fair Value June 30, 2013	Purchases, Issuances, and Settlements	Net Unrealized Gains	Fair Value June 30, 2014
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$15,200	$1,275	$326	$16,801

Total	$15,200	$1,275	$326	$16,801

        The fair value of the Redeemable Noncontrolling Interest in Middlebury Joint Venture was measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and was based upon a valuation from a third-party valuation firm. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2014 the fair value was estimated at $16.8 million.

  Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in Accounting Standards Codification ("ASC") 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this guidance in the Company's fiscal year 2014 did not have a material impact on the Company's financial condition, results of operations, cash flows or disclosures.

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations from current US GAAP. Going forward only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. Additionally, the existing condition that the entity will not have any significant continuing

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard in the fourth quarter of fiscal 2014. This resulted in the presentation of historical results of our sold business assets as normal operations in fiscal year 2014, and a one-time gain of $6.4 million being recognized outside of operating income upon the sale of the business in fiscal year 2014.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

4. Property and Equipment and Capitalized Software

        Property and equipment consist of the following at:

	June 30,
	2014	2013
	(In thousands)
Student computers	$61,165	$104,639
Computer software	30,788	28,074
Computer hardware	16,377	17,162
Leasehold improvements	11,369	10,857
Office equipment	1,387	1,581
Furniture and fixtures	5,698	5,700
Web site development costs	1,115	1,115

	127,899	169,128
Less accumulated depreciation and amortization	(79,318)	(112,986)

	$48,581	$56,142

        The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $9.4 million, $9.8 million and $9.6 million during the years ended June 30, 2014, 2013 and 2012, respectively. Depreciation expense of $28.1 million, $21.0 million and $17.7 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2014, 2013 and 2012, respectively. Amortization expense of $1.7 million,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software (Continued)

$1.4 million and $2.0 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2014, 2013 and 2012, respectively.

        In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $10.2 million, $8.1 million and $5.6 million for the years ended June 30, 2014, 2013 and 2012, respectively.

        Capitalized software consists of the following at:

	June 30,
	2014	2013
	(In thousands)
Capitalized software costs	$109,590	$87,166
Less accumulated depreciation and amortization	(59,670)	(43,662)

	$49,920	$43,504

        The Company recorded amortization expense of $18.2 million, $12.2 million and $9.6 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2014, 2013 and 2012, respectively. Amortization expense of zero, $0.8 million and $2.0 million related to capitalized software development reflected in product development expenses during the years ended June 30, 2014, 2013 and 2012, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $1.9 million, $1.7 million and $1.0 million during the years ended June 30, 2014, 2013 and 2012, respectively. During the year ended June 30, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software costs for the years ended June 30, 2013 and 2012.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2014	2013
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$3,066	$3,545
Accrued expenses	6,953	8,147
Stock compensation expense	12,055	9,616
Reserves	5,462	3,994
Federal tax credits	20	2,777
State tax credits	975	—
Other assets	2,232	2,006
Tax basis intangibles	576	638
Deferred rent	2,074	1,857
Deferred revenue	490	504

Total deferred tax assets	33,903	33,084

Deferred tax liabilities:
Capitalized software and website development costs	(18,743)	(15,812)
Purchased intangibles	(6,166)	(7,898)
Property and equipment	(2,313)	(10,616)
Capitalized curriculum development	(12,782)	(13,701)
Returned materials	(5,316)	(4,722)
Investment in Middlebury Interactive Languages	(1,361)	(997)

Total deferred tax liabilities	(46,681)	(53,746)

Deferred tax liability	(12,778)	(20,662)
Valuation allowance	(1,968)	(1,269)

Net deferred tax liability	$(14,746)	$(21,931)

Reported as:
Current deferred tax assets	$7,732	$11,368
Noncurrent deferred tax liability	(22,478)	(33,299)

Net deferred tax liability	$(14,746)	$(21,931)

        The Company maintains a valuation allowance on net deferred tax assets of $2.0 million and $1.3 million as of June 30, 2014 and 2013, respectively, predominantly related to state and foreign income tax net operating losses ("NOL") as the Company does not believe it is more likely than not that it will utilize these deferred tax assets. The Company adjusted its valuation allowance for the year ended June 30, 2014 to increase the valuation allowance for additional foreign net operating losses, certain state tax credits, and capital losses. The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings because such earnings are considered to be permanently reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2014 amounted to $13.2 million. If such

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

earnings were not permanently reinvested, a U.S. deferred income tax liability of approximately $5.3 million would have been required.

        At June 30, 2014, the Company had available federal NOL carryforwards of $3.6 million. These NOLs expire in 2021 if unused.

        At June 30, 2013, the Company had available Research and Development Credits of $3.3 million. The Company has no unused R&D credits at June 30, 2014.

        For the years ended June 30, 2014 and 2013, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

        The related components of the income tax expense for the years ended June 30, 2014, 2013 and 2012 were as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Current:
Federal	$13,520	$1,153	$154
State	2,649	3,134	1,358
Foreign	56	(34)	73

Total current	16,225	4,253	1,585
Deferred:
Federal	(4,537)	16,388	8,891
State	(263)	(784)	1,219
Foreign	(350)	166	187

Total deferred	(5,150)	15,770	10,297

Total income tax expense	$11,075	$20,023	$11,882

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2014	2013	2012
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	1.3	0.4	1.4
Lobbying	(0.2)	1.6	2.4
State taxes, net of federal benefit	4.3	3.5	6.6
Transaction costs	(0.1)	0.4	—
Research and development tax credits	(0.7)	(0.7)	(1.0)
Domestic production activities deduction	(6.4)	—	—
Effects of foreign operations	(4.0)	2.4	(2.7)
Noncontrolling interests	1.8	0.9	1.8
Reserve for unrecognized tax benefits	3.9	—	—
Valuation allowances	2.4	—	—
Other	0.6	(0.5)	(1.1)

Provision for income taxes	37.9%	43.0%	42.4%

        The effective income tax rates during the years ended June 30, 2014, 2013 and 2012 were 37.9%, 43.0%, and 42.4%, respectively. The primary causes of the changes in the effective tax rate were provision true-ups and additional tax benefits related to research activities of the Company, offset by additional reserves related to prior year tax positions.

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

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2014, the Company had $0.1 million in interest and penalties accrued.

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Balance at beginning of the year	$1,346	$906	$817
Additions for prior year tax positions	702	302	—
Additions for current year tax positions	507	138	89

Balance at end of the year	$2,555	$1,346	$906

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2000 are still open. The statute of limitations for certain states for certain subsidiaries that have generated income may only extend back to 2009. The returns of the foreign subsidiaries are open to examination for the periods dating back to 2009.

        If recognized, all of the $2.6 million balance of unrecognized tax benefits would affect the effective tax rate. It is reasonably expected that unrecognized tax benefits related to income tax issues may change by a significant amount over the next twelve months.

6. Lease Commitments

Capital Leases

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $36.9 million and $35.5 million, respectively, with lease interest rates ranging from 2.52% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company's line of credit agreement with PNC Bank, N.A. (see Note 7). The net carrying value of leased student computers as of June 30, 2014 and 2013 was $20.9 million and $31.2 million, respectively.

        In July 2014, the Company extended its leasing agreement with an annual leasing availability of $35.0 million for fiscal year 2015. This availability expires in July 2015 and interest rates on the new borrowings are based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit.

        The following is a summary as of June 30, 2014 of the present value of the net minimum lease payments on capital leases under the Company's commitments:

($ in thousands)	Capital Leases
2015	$21,217
2016	12,021
2017	4,765

Total minimum lease payments	38,003
Less amount representing interest (imputed weighted average interest rate of 2.86%)	(1,064)

Net minimum lease payments	36,939
Less current portion	(20,492)

Present value of net minimum payments, less current portion	$16,447

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments (Continued)

Operating leases

        The Company has fixed non-cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

        Rent expense was $8.8 million, $7.7 million and $7.8 million for the years ended June 30, 2014, 2013 and 2012, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more are as follows:

($ in thousands)	Year Ending June 30,
2015	$7,910
2016	7,599
2017	7,291
2018	7,199
2019	7,243
Thereafter	17,944

Total future minimum lease payments	$55,186

7. Line of Credit

        We had a $35.0 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A., or PNC, for general corporate operating purposes. On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. ("BOA"). The line has a five year term, bears interest at the higher of the Bank's prime rate or the Federal Funds Rates plus 0.50%, or the LIBOR rate plus 1.00%. The Credit Agreement includes a $10.0 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement. The Company had no amounts outstanding on the line of credit or letter of credit facilities in fiscal years 2014 and 2013.

        The Credit Agreement contains a number of financial and other covenants that, among other things, restrict our and our subsidiaries' abilities to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments, including dividends, dispose of assets or stock, including the stock of our subsidiaries, or make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2014, we were in compliance with these covenants.

8. Equity Transactions

        The Company's Second Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2014 or 2013.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

8. Equity Transactions (Continued)

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special Stock in connection with its acquisition of KC Distance Learning, Inc. The holders of the Series A Special Stock had the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special Stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special Stock remains outstanding as of June 30, 2014.

9. Stock Option Plan

        The Company adopted a Stock Option Plan in May 2000 (the "Option Plan") under which, employees, outside directors and independent contractors could participate in the Company's future performance through awards of nonqualified stock options to purchase common stock. In December 2003, the total number of common stock shares reserved for grant and issuance pursuant to the Option Plan was increased to 2,549,019 shares. In October 2007, the Company's Board adopted the 2007 Equity Incentive Award Plan, as amended (the "2007 Plan") increasing the number of common stock shares reserved for issuance to 4,213,921 shares plus increases in the shares pursuant to an "evergreen provision" that may be issued under the 2007 Plan over the course of its ten-year term. Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2014, 2013 and 2012. There have been no grants of stock options to independent contractors.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        The fair value of the Company's service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	49% to 55%	51% to 58%	48% to 55%
Risk-free interest rate	1.23% to 1.73%	0.62% to 1.23%	0.68% to 0.96%
Expected life of the option term (in years)	4.82 to 5.14	4.82 to 5.14	5.11 to 5.25
Forfeiture rate	12% to 28%	10% to 28%	10% to 27%

        The fair value of the options granted for the years ended June 30, 2014, 2013 and 2012 was $3.0 million, $6.9 million and $4.6 million, respectively. This amount will be expensed over the required service period.

        Dividend yield—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

        Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. Prior to fiscal year 2014, since the Company did not have sufficient historical data, the basis for the standard option volatility calculation is derived from known publicly traded comparable companies. The annual volatility for these companies is derived from their historical stock price data. Beginning in 2014, the Company used its own volatility rather than utilizing a peer group volatility.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        Stock option activity including stand-alone agreements during the years ended June 30, 2014, 2013 and 2012 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2011	2,765,729	$16.81	4.58	$38,485
Granted	489,486	25.22
Exercised	(217,956)	15.08
Forfeited or canceled	(87,319)	23.34

Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	740,509	21.35
Exercised	(437,054)	16.59
Forfeited or canceled	(360,207)	28.93

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	306,220	26.90
Exercised	(531,262)	17.49
Forfeited or canceled	(89,745)	22.63

Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754

Stock options exercisable at June 30, 2014	1,808,758	$20.30	3.66	$10,755

        Stock options outstanding at June 30, 2014 included 368,575 options related to performance or market based options. During the year ended June 30, 2014, performance or market based options vested were 79,359. Stock options exercisable at June 30, 2014 included 368,575 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The total intrinsic value of options exercised for the years ended June 30, 2014, 2013 and 2012 was $7.4 million, $3.4 million and $3.6 million, respectively.

        As of June 30, 2014, there was $6.7 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and October 2007. The cost is expected to be recognized over a weighted average period of 2.18 years. During the years ended June 30, 2014, 2013 and 2012, the Company recognized $7.0 million, $5.0 million and $4.5 million, respectively, of stock based compensation expense. During the year ended June 30, 2014, the Company recorded stock-based compensation of $1.6 million associated with extending the exercise period of certain option awards to our former Chief Executive Officer upon his resignation from the Board of Directors and $1.5 million associated with accelerated vesting of option awards to our former Chief Executive Officer

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

and other employees upon termination of employment. There were no similar charges in the years ended June 30, 2013 and 2012. The total income tax (expense)/benefit recognized in the consolidated statements of operations related to stock options exercised during the years ended June 30, 2014, 2013 and 2012 was $1.1 million, $8.9 million and $(3.1) million, respectively.

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

        Restricted stock award activity during the years ended June 30, 2014, 2013 and 2012 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2011	444,151	$23.62
Granted	398,940	26.19
Vested	(199,043)	23.46
Canceled	(52,411)	26.86

Nonvested, June 30, 2012	591,637	25.12
Granted	768,951	21.78
Vested	(346,309)	24.00
Canceled	(86,142)	23.01

Nonvested, June 30, 2013	928,137	22.97
Granted	704,131	31.49
Vested	(559,250)	25.11
Canceled	(93,423)	26.24

Nonvested, June 30, 2014	979,595	$22.97

        During the year ended June 30, 2014, 144,222 new performance based restricted stock awards were granted and 311,722 were outstanding at June 30, 2014. During the year ended June 30, 2014, 87,500 performance or market based awards vested. Vesting of the performance-based restricted stock awards is contingent on certain financial performance goals.

        The fair value of restricted stock awards granted for the year ended June 30, 2014 was $18.7 million. As of June 30, 2014, there was $19.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.11 years. The total fair value of shares vested during the year ended June 30, 2014 was $12.5 million. During the years ended June 30, 2014, 2013 and 2012, the Company recognized $15.8 million, $9.4 million and $5.6 million, respectively, of stock-based compensation expense related to restricted stock awards. During the year ended June 30, 2014, the Company recorded stock-based compensation of $3.6 million associated with accelerated vesting of equity awards to our former Chief

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

Executive Officer and other employees upon termination of employment. There were no similar charges in the years ended June 30, 2013 and 2012.

10. Redeemable Noncontrolling Interest

        In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College ("Middlebury") to form Middlebury Interactive Languages LLC ("MIL"). The venture creates and distributes innovative, high-quality online language courses under the trademark Middlebury and other marks. At any time after the fifth (5th) anniversary of forming the joint venture, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). The purchase price for Middlebury's membership interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company's common stock. At June 30, 2014, MIL had not met certain milestones associated with its Language Academy summer camp programs. As such, Middlebury may exercise its option to either repurchase the camp programs at fair market value along with other contractual rights. Middlebury has neither exercised nor expressed an intent to exercise the option.

        Given the provision of the put right, the noncontrolling interest is redeemable outside of the Company's control and it is recorded outside of permanent equity at its redemption value fair value in accordance with ASC 480, Distinguishing Liabilities From Equity (EITF Topic D-98, Classification and Measurement of Redeemable Securities). The Company will adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

        The following is a summary of the activity of the redeemable noncontrolling interest at June 30, 2014 and 2013:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2012	$17,200
Net loss	(1,019)
Adjustment to redemption value	(981)

Balance of redeemable noncontrolling interest at June 30, 2013	15,200
Net loss	(1,319)
Net proceeds from noncontrolling interest contribution	1,275
Adjustment to redemption value	1,645

Balance of redeemable noncontrolling interest at June 30, 2014	$16,801

11. Commitments and Contingencies

Litigation

        In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

IpLearn

        On October 26, 2011, IpLearn, LLC ("IpLearn") filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining us from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn's allegations of indirect patent infringement and allowed IpLearn's allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn's claims alleging infringement of one of the three patents in the case involving technology licensed to us by a third party and on June 12, 2014, the court approved a stipulation by IpLearn that K12's technology does not infringe the second of the three patents. The Company filed its motion for summary judgment regarding the remaining allegation of infringement on June 25, 2014. At June 30, 2014, the Company had not recorded a liability as a loss was neither probable nor estimable.

Oklahoma Firefighters Complaint

        On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On June 24, 2014, the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint ("Amended Complaint"). The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between February 5, 2013 and October 8, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company's enrollment and revenue growth prospects for fiscal 2014, and (ii) the Company's compliance with state regulations governing enrollment. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint and filed a motion to dismiss the Amended Complaint on June 20, 2014. The parties have fully briefed the motion to dismiss and on August 8, 2014 the Court heard oral arguments on the motion.

Employment Agreements

        The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company's CEO that have three year terms, all other agreements provide for employment on an "at-will" basis. If the employee is terminated for "good reason" or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $8.5 million related to lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

12. Acquisitions and Investments

  Investment in Web International Education Group Ltd. (Web)

        In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. ("Web"), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company's option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web was contractually required to be paid by May 31, 2014, as amended. The Company reclassified this $10.0 million investment plus accrued interest of $2.8 million to a receivable, which is included in other current assets. The receivable is due and continues to accrue interest while Web works to administratively process the payment. During the fiscal year ended June 30, 2014 and June 30, 2013, the Company recorded interest income of $0.8 million and $2.0 million, respectively, associated with Web.

  Investment in School Mortgage

        On September 11, 2013, the Company issued a mortgage note ("Mortgage") lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property.

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

  Acquisition of Assets from Kaplan Virtual Education and Insight Schools, Inc.

        On July 1, 2011, the Company acquired certain assets of Kaplan Virtual Education ("Kaplan/Insight Assets") for $12.6 million. The Kaplan/Insight Assets included contracts to serve nine virtual charter schools throughout the United States that have been integrated into the Company's existing operations. The acquisition of the Kaplan/Insight assets had an immaterial pro forma impact on 2011 results. The majority of the purchase price has been allocated to goodwill and intangible assets for $6.7 million and $4.3 million, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

13. Sale and Deconsolidation of Assets

        On June 11, 2014, the Company sold an asset group comprised of certain domestic and international business and assets including Capital Education a post-secondary education product, a brick and mortar school named the International School of Berne, and the Company's 60% interest in the Middle East Joint Venture ("Middle East JV") to Safanad Education Ventures Limited ("Safanad"). Safanad is an affiliate of Safanad Limited, our former partner in the Middle East JV. There was no retained interest in the disposed businesses and, as a result of the loss of control in the sale, the Company deconsolidated the assets recording a non-operating gain of approximately $6.4 million. In aggregate, these businesses were responsible for $16.9 million in revenue for the year ended June 30, 2014.

        As part of the transaction, the Company entered into a services agreement to license, host and provide other related services to use its curriculum and technology for education services in limited territories and markets as defined by the agreement. In addition, the Company entered into a Transition Services Agreement (TSA) with Safanad to provide various administrative and support services.

14. Related Party Transactions

        For the years ended June 30, 2014, 2013 and 2012, the Company purchased services and assets in the amount of zero, $0.2 million, and $0.6 million, respectively, from Knowledge Universe Technologies ("KUT") pursuant to a Transition Services Agreement related to the Company's acquisition of KCDL. KUT is an affiliate of Learning Group, LLC, which was a related party until September 2013.

        In 2012, in accordance with the original terms of the joint venture agreement, the Company loaned $3.0 million to its 60% owned joint venture, Middlebury Interactive Language. In September 2013, the Company loaned the remaining $1.0 million available for borrowing under a loan agreement ("Loan Agreement") between the Company and Middlebury Interactive Languages. The loan is repayable under terms and conditions specified in the Loan Agreement. The loan balance and related interest are eliminated since Middlebury Interactive Language is consolidated in the Company's financial statements; however, repayment of the loan is dependent on the continued liquidity of Middlebury Interactive Language.

        On September 11, 2013, the Company issued a mortgage note ("Mortgage") lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property.

15. Employee Benefits

        The Company maintains a 401(k) salary deferral plan (the "401(k) Plan") for its employees. Employees at least 18 years of age who have been employed for at least 30 days may voluntarily contribute up to 15% of their compensation to the Plan on a pretax basis. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant's compensation, which begins following six months of service with full vesting after three years of service. The Company expensed $3.7 million, $2.6 million and $0.6 million during each of the years ended June 30, 2014, 2013 and 2012, respectively under the 401(k) Plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
(In thousands)	2014	2013	2012
Cash paid for interest	$1,054	$1,237	$981

Cash paid for taxes	$9,134	$1,517	$294

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations	$24,132	$24,703	$27,209

Business Combinations
—Current Assets	$—	$—	$1,043

—Property, equipment and software development costs	$—	$—	$1,941

—Capitalized curriculum development costs	$—	$—	$1,000

—Intangible assets	$—	$—	$3,115

—Goodwill	$—	$—	$5,992

—Deferred revenue	$—	$—	$(405)

17. Common Stock Repurchases

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For fiscal year ended June 30, 2014, the Company paid approximately $48.5 million, respectively, in cash to redeem 2,195,196 shares of common stock at an average price of $22.10 per share. At June 30, 2014, approximately $26.5 million remained authorized for repurchase.

18. Quarterly Results of Operations (Unaudited)

        The unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company's consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results of Operations (Unaudited) (Continued)

the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company's last eight quarters.

	2014
	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$232,046	$235,222	$223,919	$228,366
Cost and expenses
Instructional costs and services	142,053	140,592	153,672	132,902
Selling, administrative and other operating expenses	74,847	64,414	75,753	98,244
Product development expenses	2,303	2,831	3,402	5,684

Total costs and expenses	219,203	207,837	232,827	236,830

Income from operations	12,843	27,385	(8,908)	(8,464)
Realized gain on sale of assets	6,404	—	—	—
Interest income (expense), net	55	(12)	(28)	(84)

Income before income tax expense and noncontrolling interest	19,302	27,373	(8,936)	(8,548)
Income tax expense	(7,349)	(11,861)	4,685	3,450

Net income	11,953	15,512	(4,251)	(5,098)
Add net loss attributable to noncontrolling interest	403	437	586	58

Net income attributable to common stockholders, including Series A stockholders	$12,356	$15,949	$(3,665)	$(5,040)

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.32	$0.40	$(0.09)	$(0.13)

Diluted	$0.32	$0.40	$(0.09)	$(0.13)

Weighted average shares used in computing per share amounts:
Basic	38,540,464	39,596,798	39,977,228	37,868,928

Diluted	38,742,379	39,596,798	39,977,228	37,868,928

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results of Operations (Unaudited) (Continued)

	2013
	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$203,087	$218,009	$206,028	$221,096
Cost and expenses
Instructional costs and services	129,192	127,759	122,799	118,648
Selling, administrative and other operating expenses	66,206	65,828	61,379	89,619
Product development expenses	6,268	5,070	5,578	4,168

Total costs and expenses	201,666	198,657	189,756	212,435

Income from operations	1,421	19,352	16,272	8,661
Interest income (expense), net	1,657	(306)	(272)	(228)

Income before income tax expense and noncontrolling interest	3,078	19,046	16,000	8,433
Income tax expense	(1,828)	(7,626)	(6,680)	(3,889)

Net income	1,250	11,420	9,320	4,544
Add net loss attributable to noncontrolling interest	1,018	555	191	(187)

Net income attributable to common stockholders, including Series A stockholders	$2,268	$11,975	$9,511	$4,357

Net income attributable to common stockholders per share, excluding Series A stockholders*:
Basic	$0.06	$0.31	$0.24	$0.11

Diluted	$0.06	$0.31	$0.24	$0.11

Weighted average shares used in computing per share amounts:
Basic	36,642,685	36,283,353	36,118,519	36,029,252

Diluted	39,475,382	39,033,353	38,868,519	38,779,252

*
Includes the effect of rounding

SCHEDULE II
K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED June 30, 2014, 2013 and 2012

1. ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2014	$2,560,207	1,438,964	539,243	$3,459,928
June 30, 2013	$1,623,974	2,070,033	1,133,800	$2,560,207
June 30, 2012	$1,777,481	204,386	357,893	$1,623,974

2. INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2014	$4,893,783	4,292,974	130,615	$9,056,142
June 30, 2013	$4,506,981	386,802	—	$4,893,783
June 30, 2012	$2,916,659	1,617,623	27,301	$4,506,981

3. COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2014	$1,988,400	1,862,553	2,388,529	$1,462,424
June 30, 2013	$1,507,299	482,188	1,087	$1,988,400
June 30, 2012	$1,063,285	1,038,132	594,118	$1,507,299

(1)
A reserve account is maintained against potential shrinkage and obsolescence for computers provided to the Company's students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2014, 2013 and 2012, certain computers were written off against the reserve.

4. INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Assets Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2014	$1,268,966	699,516	—	$1,968,482
June 30, 2013	$1,065,829	203,137	—	$1,268,966
June 30, 2012	$915,945	149,884	—	$1,065,829

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework (1992)." As a result of management's evaluation of our internal control over financial reporting, management concluded that as of June 30, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on page 123 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

        In addition, management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, under supervision of the Chief Executive Officer and Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited K12 Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2014 and our report dated August 15, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
August 15, 2014

ITEM 9B.    OTHER INFORMATION

        None

PART III

        We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our 2014 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to our 2014 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to our 2014 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference to our 2014 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to our 2014 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1) Financial Statements.

        The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

  (a)
  (2) Financial Statement Schedules.

        Except for Schedule II which was presented separately, all financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

  (c)
  Exhibits.

        The following exhibits are incorporated by reference or filed herewith.

        See Exhibit Index

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K12 INC.
By:	/s/ NATHANIEL A. DAVIS
	Name:	Nathaniel A. Davis
	Title:	Chief Executive Officer
August 15, 2014

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Nathaniel A. Davis, James J. Rhyu and Howard D. Polsky, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Chief Executive Officer (Principal Executive Officer)	August 15, 2014
/s/ JAMES J. RHYU James J. Rhyu	Chief Financial Officer (Principal Financial Officer)	August 15, 2014
/s/ CRAIG R. BARRETT Craig R. Barrett	Director	August 15, 2014
/s/ GUILLERMO BRON Guillermo Bron	Director	August 15, 2014

Signature	Title	Date

/s/ FREDDA J. CASSELL Fredda J. Cassell	Director	August 15, 2014
/s/ ADAM L. COHN Adam L. Cohn	Director	August 15, 2014
/s/ JOHN M. ENGLER John M. Engler	Director	August 15, 2014
/s/ STEVEN B. FINK Steven B. Fink	Director	August 15, 2014
/s/ MARY H. FUTRELL Mary H. Futrell	Director	August 15, 2014
/s/ JON Q. REYNOLDS Jon Q. Reynolds	Director	August 15, 2014
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	August 15, 2014

Exhibit Index

Exhibit No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.2		Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

3.3		Amendment to the Amended and Restated Bylaws of K12 Inc. dated November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on November 27, 2013).

3.4		Certificate of Designations, Preferences and Relative and Other Special Rights of Series A Special Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 26, 2010).

4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

4.2	*	Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.3	*	Form of Stock Option Contract—Employee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.4		Form of Stock Option Contract—Director (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.5		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, File No. 333-144894).

4.6	*	K12 Inc. 2007 Equity Incentive Award Plan, as amended and filed herewith.

4.7	*	K12 Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

4.8	*	Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.9		Form of Director's Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2008).

10.1	*^	Amended and Restated Stock Option Agreement of Ronald J. Packard dated as of July 12, 2007 (incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

10.2		Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

10.3	*	Employment Agreement of Howard D. Polsky (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 333-144894).

10.4	*^	Stock Option Agreement between K12 Inc. and Ronald J. Packard dated as of July 12, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 6 to Registration Statement on Form S-1, File No. 333-144894).

Exhibit No.		Description of Exhibit
10.5	*	First Amendment to Employment Agreement of Howard D. Polsky (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, File No. 333-144894).

10.6		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008).

10.7		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated as of March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008).

10.8		Stockholders Agreement by and among K12 Inc., KCDL Holdings LLC, Learning Group LLC, Learning Group Partners, Knowledge Industries LLC, and Cornerstone Financial Group LLC (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.9	*	Amendment to Amended and Restated Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.10	*	Employment Agreement of Timothy L. Murray (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.11	*	Amended and Restated Employment Agreement for Ronald J. Packard dated January 7, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).

10.12		Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of November 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.13		First Amendment to the Educational and Products Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated as of April 8, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.14	*	First Amendment to Amended and Restated Employment Agreement for Ronald J. Packard, effective April, 29, 2013(incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.15		Second Amended and Restated Educational Products, and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio L.L.C (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 2007).

10.16	*	Employment Agreement for Nathaniel A. Davis effective as of January 7, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012).

10.17	*	First Amendment to Employment Agreement for Nathaniel A. Davis effective as of January 7, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013).

10.18	*	Employment Agreement of James J. Rhyu dated May 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013).

Exhibit No.		Description of Exhibit

10.19	*	Amended and Restated Employment Agreement for Nathaniel A. Davis effective as of March 10, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.20	*	First Amendment to Employment Agreement of Timothy L. Murray effective as of December 19, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

10.21	*	Credit Agreement dated January 31, 2014 by and among K12 Inc., certain of K12's subsidiaries, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

21.1		Subsidiaries of K12 Inc.

23.1		Consent of BDO USA, LLP.

24.1		Power of Attorney (included in signature pages).

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.LAB		XBRL Taxonomy Extension Labels

101.PRE		XBRL Taxonomy Extension Presentation

101.DEF		XBRL Taxonomy Extension Definition

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