Form 10-Q
period 2014-09-30
K12 INC
filed 2014-10-30
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 21, 2014 the Registrant had 38,289,434 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$109,196	$196,109
Accounts receivable, net of allowance of $3,741 and $3,460 at September 30, 2014 and June 30, 2014, respectively	285,038	194,676
Inventories, net	17,967	33,830
Current portion of deferred tax asset	2,231	7,732
Prepaid expenses	22,909	7,356
Other current assets	31,603	25,498
Total current assets	468,944	465,201
Property and equipment, net	52,084	48,581
Capitalized software, net	53,964	49,920
Capitalized curriculum development costs, net	60,189	60,782
Intangible assets, net	23,098	23,708
Goodwill	67,270	58,088
Deposits and other assets	5,668	5,387
Total assets	$731,217	$711,667
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$19,642	$20,492
Accounts payable	41,641	30,976
Accrued liabilities	10,642	20,539
Accrued compensation and benefits	12,470	17,400
Deferred revenue	72,882	24,353
Total current liabilities	157,277	113,760
Capital lease obligations, net of current portion	15,664	16,447
Deferred rent, net of current portion	8,421	8,488
Deferred tax liability	24,489	22,478
Other long-term liabilities	7,387	4,763
Total liabilities	213,238	165,936
Commitments and contingencies	—	—
Redeemable noncontrolling interest	19,801	16,801
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,812,509 and 41,144,062 shares issued and 38,309,911 and 38,948,866 shares outstanding at September 30, 2014 and June 30, 2014, respectively	4	4
Additional paid-in capital	642,058	639,036
Accumulated other comprehensive loss	(658)	(112)
Accumulated deficit	(68,226)	(61,450)
Treasury stock of 3,502,598 and 2,195,196 shares at cost at September 30, 2014 and June 30, 2014, respectively	(75,000)	(48,548)
Total K12 Inc. stockholders’ equity	498,178	528,930
Total liabilities, redeemable noncontrolling interest and equity	$731,217	$711,667

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2014	2013
	(In thousands, except share and per share data)
Revenues	$236,712	$228,366
Cost and expenses
Instructional costs and services	146,842	132,902
Selling, administrative, and other operating expenses	99,546	98,244
Product development expenses	3,482	5,684
Total costs and expenses	249,870	236,830
Loss from operations	(13,158)	(8,464)
Interest income (expense), net	31	(84)
Loss before income tax benefit and noncontrolling interest	(13,127)	(8,548)
Income tax benefit	6,538	3,450
Net loss	(6,589)	(5,098)
Adjust net (income) loss attributable to noncontrolling interest	(187)	58
Net loss attributable to common stockholders, including Series A stockholders	$(6,776)	$(5,040)
Net loss attributable to common stockholders per share, excluding Series A stockholders through the conversion date September 3, 2013:
Basic and Diluted	$(0.18)	$(0.13)
Weighted average shares used in computing per share amounts:
Basic and Diluted	37,695,681	37,868,928

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Net loss	$(6,589)	$(5,098)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(546)	105

Total other comprehensive loss, net of tax	(7,135)	(4,993)

Comprehensive (income) loss attributable to noncontrolling interest	(187)	58

Comprehensive loss attributable to common stockholders, including Series A stockholders	$(7,322)	$(4,935)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

	K12 Inc Stockholders
(In thousands, except share and	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total

Balance, June 30, 2014	41,144,062	$4	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$528,930
Net loss (1)	—	—	—	—	(6,776)	—	—	(6,776)
Foreign currency translation adjustment	—	—	—	(546)	—	—	—	(546)
Purchase of treasury stock	—	—	—	—	—	(1,307,402)	(26,452)	(26,452)
Stock-based compensation expense	—	—	4,173	—	—	—	—	4,173
Exercise of stock options	63,214	—	161	—	—	—	—	161
Excess tax expense from stock-based compensation	—	—	(387)	—	—	—	—	(387)
Issuance of restricted stock awards	670,775	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7,715)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	187	—	—	—	—	187
Retirement of restricted stock for tax withholding	(57,827)	—	(1,112)	—	—	—	—	(1,112)
Balance, September 30, 2014	41,812,509	$4	$642,058	$(658)	$(68,226)	(3,502,598)	$(75,000)	$498,178

(1)                   Net loss attributable to noncontrolling interests excludes $(0.2) million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net loss	$(6,589)	$(5,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,880	16,950
Stock-based compensation expense	4,173	3,680
Excess tax expense (benefit) from stock-based compensation	387	(385)
Deferred income taxes	7,512	(3,450)
Provision for doubtful accounts	283	302
Provision for excess and obsolete inventory	177	8
Provision (benefit) for student computer shrinkage and obsolescence	11	(260)
Changes in assets and liabilities:
Accounts receivable	(90,552)	(85,659)
Inventories	15,686	16,374
Prepaid expenses	(15,553)	(861)
Other current assets	(6,105)	(8,524)
Deposits and other assets	(228)	(220)
Accounts payable	10,630	28,773
Accrued liabilities	(10,281)	(1,353)
Accrued compensation and benefits	(4,930)	(9,907)
Deferred revenue	48,835	45,542
Deferred rent and other liabilities	2,648	175
Net cash used in operating activities	(27,016)	(3,913)
Cash flows from investing activities
Purchase of property and equipment	(6,333)	(4,274)
Capitalized software development costs	(8,886)	(5,006)
Capitalized curriculum development costs	(3,375)	(3,322)
Investment in LearnBop Inc.	(6,512)	—
Mortgage note to managed school partner	—	(2,100)
Net cash used in investing activities	(25,106)	(14,702)
Cash flows from financing activities
Repayments on capital lease obligations	(5,899)	(5,556)
Purchase of treasury stock	(26,452)	—
Repayments on note payable	—	(390)
Proceeds from exercise of stock options	161	7,106
Excess tax (expense) benefit from stock-based compensation	(387)	385
Repurchase of restricted stock for income tax withholding	(1,112)	(1,508)
Net cash (used in) provided by financing activities	(33,689)	37
Effect of foreign exchange rate changes on cash and cash equivalents	(1,102)	572
Net change in cash and cash equivalents	(86,913)	(18,006)
Cash and cash equivalents, beginning of period	196,109	181,480
Cash and cash equivalents, end of period	$109,196	$163,474

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of the Business

K12 Inc. and its subsidiaries (“K12” or the “Company”) is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Our learning systems combine the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. In contracting with a virtual and blended public school, the Company typically provides students with access to the K12 online curriculum, offline learning kits and the use of a personal computer in certain cases, in addition to providing management services. The Company operates Public School Programs in 34 states and the District of Columbia. In June 2014, we completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of our interest in an existing Middle East joint venture and our post-secondary business.

The Company also works closely as partners with a growing number of public schools, school districts, private schools and charter schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

2.               Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the three months ended September 30, 2014 and 2013, and the condensed consolidated statement of equity (deficit) for the three months ended September 30, 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2014, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2014.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended September 30, 2014 and 2013 were $68.7 million and $52.2 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, we are generally able to base our annual revenues on actual school funding. Our schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the reported quarters ended September 30, 2014 and 2013.

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as reduction in the revenue and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

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

Each state or school district has variations in the school funding formulas and methodologies that we use to estimate funding for revenue recognition at our respective schools. As we build the funding estimates for each school, we are mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters we consider in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding. The estimates we make each period on a school-by-school basis consider the latest information available to us and consider material relevant information at the time of the estimate.

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the quarters ended September 30, 2014 and 2013, the Company’s revenue included a reduction for these school operating losses of $17.6 million and $13.8 million, respectively.

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

During the three months ended September 30, 2014 and 2013, the Company had a contract with the Agora Cyber Charter School (“Agora”) that represented approximately 12% of revenues (see Note 14). The percentage of revenues for Agora is not indicative of the percentage of revenues for the full year. Approximately 9% of accounts receivable was attributable to a contract with Agora as of September 30, 2014 and June 30, 2014, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $7.0 million and $9.1 million at September 30, 2014 and June 30, 2014, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended September 30, 2014 and 2013 was $7.4 million and $8.5 million, respectively.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers and tablets	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

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

Capitalized software development additions totaled $8.9 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense for the three months ended September 30, 2014 and 2013 was $4.8 million and $3.7 million, respectively.

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

Total capitalized curriculum development additions were $3.4 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2014 and 2013 was $4.0 million and $3.9 million, respectively.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of September 30, 2014 and 2013.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interests within the equity section of the condensed consolidated balance sheet, except for redeemable noncontrolling interests. Noncontrolling interest was classified separately in the Company’s condensed consolidated statements of stockholders’ equity. However, these businesses were deconsolidated during fiscal year 2014.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2014 and 2013 was $0.6 million and $0.8 million, respectively. Future amortization of intangible assets is $2.0 million, $2.5 million, $1.9 million, $1.9 million and $1.9 million in the fiscal years ending June 30, 2015 through June 30, 2019, respectively, and $12.9 million thereafter. As of September 30, 2014 and June 30, 2014, goodwill balances were $67.3 million and $58.1 million, respectively.

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

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st.

On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop (see Note 11). The purchase price allocation for the acquisition is preliminary; however, the Company doesn’t expect the impact of the final purchase price allocation of LearnBop Inc. to be significant.

The following table represents goodwill movements during the fiscal quarter ended September 30, 2014:

Rollforward of Goodwill	Amount
($ in millions)
Balance as of June 30, 2014	$58.1
Acquisition of LearnBop, Inc.	9.0
Adjustments due to foreign exchange translations	0.2
Balance as of September 30, 2014	$67.3

The following table represents the balance of intangible assets as of September 30, 2014 and June 30, 2014:

Intangible Assets:

	September 30, 2014			June 30, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(4.7)	$12.8	$17.5	$(4.6)	$12.9
Customer and distributor relationships	18.2	(8.2)	10.0	18.2	(7.7)	10.5
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$37.4	$(14.3)	$23.1	$37.4	$(13.7)	$23.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three months ended September 30, 2014 and 2013.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables and short and long term debt approximate their fair values.

The redeemable noncontrolling interest is a result of the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”) and the Company’s acquisition of LearnBop, Inc. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). As part of the acquisition agreement, LearnBop, Inc, has an irrevocable election to sell all (but not less than all) of its ownership interest to the Company (put right). The fair value of the redeemable noncontrolling interests reflects management’s best estimate of the redemption value of the put rights.

The following table summarizes certain fair value information at September 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Redeemable Noncontrolling Interest in LearnBop, Inc.	$3,000	$—	$—	$3,000
Total	$19,801	$—	$—	$19,801

The following table summarizes certain fair value information at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Total	$16,801	$—	$—	$16,801

The following table summarizes the activity during the three months ended September 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2014
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	September 30,
Description	June 30, 2014	and Settlements	Gains/(Losses)	2014
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Redeemable Noncontrolling Interest in LearnBop, Inc.	—	3,000	—	3,000

Total	$16,801	$3,000	$—	$19,801

The fair values of the redeemable noncontrolling interests in Middlebury Joint Venture and LearnBop, Inc. were measured in accordance with ASC 480, Distinguishing Liabilities from Equity. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2014. As of September 30, 2014, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value for both Middlebury and LearnBop, Inc. This analysis incorporated a number of assumptions and estimates including the financial results of Middlebury and LearnBop, Inc. to date.

Net Loss Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

	Three Months Ended September 30,
Basic and dilutive loss per share computation:	2014	2013
	(In thousands except shares and
	per share data)

Net loss attributable to common stockholders, including Series A stockholders	$(6,776)	$(5,040)
Weighted average common shares — basic and diluted	37,695,681	37,868,928
Basic and diluted net loss per share	$(0.18)	$(0.13)

The basic and diluted weighted average common shares were the same for the three months ended September 30, 2014 and 2013, as the inclusion of dilutive securities would have been anti-dilutive. These dilutive shares totaled 329,979 and 318,927 as of September 30, 2014 and 2013, respectively. At September 30, 2014, we had 41,812,509 shares issued and 38,309,911 outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

4.  Income Taxes

The benefit (expense) for income taxes is based on income (loss) reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2014 and 2013, the Company’s effective income tax rate was a 49.8% benefit and 40.4% benefit, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign operations, state taxes, non-controlling interests, prior year favorable adjustments related to tax elections on the sale of certain businesses in June 2014 and current year permanent differences between book and tax treatment.

5.  Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014 and June 30, 2014, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $35.3 million and $36.9 million, respectively, with lease interest rates ranging from 2.52% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company’s line of credit agreement with PNC Bank, N.A. (see Note 6). The net carrying value of leased student computers as of September 30, 2014 and June 30, 2014 was $26.3 million and $20.9 million, respectively.

In July 2014, the Company extended its leasing agreement with an annual borrowing limit of $35 million for fiscal year 2015. This availability expires in July 2015 and interest rates on the new borrowings are based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit.

The following is a summary as of September 30, 2014 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
June 30,	Leases
($ in thousands)

2015	$15,895
2016	13,499
2017	6,159
2018	805

Total minimum payments	36,358
Less amount representing interest (imputed weighted average capital lease interest rate of 2.83%)	(1,052)

Net minimum payments	35,306
Less current portion	(19,642)

Present value of minimum payments, less current portion	$15,664

6.  Line of Credit

We had a $35 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A. which was available for general corporate operating purposes. On January 31, 2014, we executed a $100 million unsecured line of credit with Bank of America, N.A. to be used for general corporate operating purposes. The line has a five year term and bears interest at the higher of the banks’ Prime Rate, the Federal Funds Rate plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate. The Credit Agreement includes a $10 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement. The Company had no amounts outstanding on the line of credit and $0.2 million outstanding on the letter of credit facilities as of September 30, 2014 and June 30, 2014.

The Credit Agreement contains a number of financial and other covenants that, among other things; restrict our and our subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of our subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of September 30, 2014 and June 30, 2014, we were in compliance with these covenants.

7.  Equity Transactions

Stock Options

Stock option activity during the three months ended September 30, 2014 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	247,485	18.62
Exercised	(63,214)	18.94
Forfeited or canceled	(60,376)	27.37

Outstanding, September 30, 2014	2,702,296	$21.11	4.93	$964

Stock options exercisable at September 30, 2014	1,797,868	$20.46	3.78	$964

The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 was $0.3 million. The weighted-average grant date fair value of options granted during the three months ended September 30, 2014 was $8.27.

As of September 30, 2014, there was $7.5 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.6 years. During the three months ended September 30, 2014 and 2013, the Company recognized $1.1 million of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2014 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2014	979,595	$22.97
Granted	670,775	18.68
Vested	(151,089)	27.39
Forfeited or canceled	(7,715)	26.49

Outstanding, September 30, 2014	1,491,566	$23.70

As of September 30, 2014, there was $26.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three months ended September 30, 2014 was $4.1 million. During the three months ended September 30, 2014 and 2013, the Company recognized $3.1 million and $2.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.  Related Party Transactions

For the periods ended September 30, 2014 and 2013, the Company purchased services and assets in the amount of zero and $0.03 million, respectively, from Knowledge Universe Technologies (“KUT”) pursuant to a Transition Services Agreement related to the Company’s acquisition of KCDL, as well as other administrative services. KUT is an affiliate of Learning Group, LLC, which was a related party until September 4, 2013.

During the three months ended September 30, 2013, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At September 30, 2014 and June 30, 2014, the loan totaled $4.0 million and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying security.

9.  Commitments and Contingencies

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining us from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to us by a third party and on June 12, 2014, the court approved a stipulation by IpLearn that K12’s technology does not infringe the second of the three patents. The Company filed its motion for summary judgment regarding the remaining allegation of infringement on June 25, 2014 and oral argument on this motion was heard on October 28, 2014. At September 30, 2014, the Company had not recorded a liability as it was neither probable nor estimable.

Oklahoma Firefighters Complaint

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On June 24, 2014 the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint (“Amended Complaint”). The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between February 5, 2013 and October 8, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s enrollment and revenue growth prospects for fiscal 2014, and (ii) the Company’s compliance with state regulations governing enrollment. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint and filed a motion to dismiss the Amended Complaint on June 20, 2014. The parties have fully briefed the motion to dismiss and on August 8, 2014 the Court heard oral arguments on the motion. At September 30, 2014, the Company had not recorded a liability as it was neither probable nor estimable.

10.  Investments

Investment in Web International Education Group, Ltd.

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web was contractually required to be paid by May 31, 2014, as amended. The Company reclassified this $10.0 million investment plus accrued interest of $3.1 million to a receivable, which is included in other current assets. The receivable is due and continues to accrue interest while Web works to administratively process the payment. During the three months ended September 30, 2014 and 2013, the Company recorded interest income of $0.3 million and $0.2 million, respectively, associated with Web.

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

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a held to maturity investment and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the condensed consolidated balance sheets.

11.  Redeemable Noncontrolling Interest

Investment in LearnBop Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition is to complement our K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling interest shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders’ Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

The purchase price of $6.5 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. We are still evaluating the fair value of assets acquired and liabilities assumed, and we expect to finalize these amounts in a subsequent period. We preliminarily recorded goodwill of $9.0 million, which will be non-deductible for tax purposes. Recognition of goodwill is largely attributed to the value paid for LearnBop’s capabilities in providing adaptive learning software for math curriculum to K-12 students. The other intangible assets are largely attributed to the developed technology and curriculum of LearnBop valued at $0.03 million. The weighted average amortization period for the intangible assets is 3.0 years. We have not disclosed current period or pro-forma revenue and earnings attributable to LearnBop as they are immaterial.

The following table represents the preliminary purchase price allocation for LearnBop in millions:

As of July 31, 2014	Amount
Current assets	$0.2
Property and equipment, net	0.4
Goodwill	9.0
Current liabilities	(0.1)
Redeemable noncontrolling interest	(3.0)
Fair value of total consideration transferred	$6.5

Middlebury College Joint Venture

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

Given the provision of the put rights, the redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity at their redemption value fair value in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

12.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)

Cash paid for interest	$220	$272

Cash paid for taxes, net of refunds	$7,530	$2,747

Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$4,267	$10,699
Supplemental disclosure of non-cash investing activities:
Business Combinations:
— Current assets	$27	$—

— Property and equipment	$350	$—

— Intangible assets	$27	$—

— Goodwill	$8,982	$—

— Assumed liabilities	$(50)	$—

— Deferred revenue	$(23)	$—

13.       Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three months ended September 30, 2014, the Company paid approximately $26.5 million for the repurchase of 1,307,402 shares. As of September 30, 2014, there were no shares remaining to be repurchased under the plan.

14.                   Subsequent Event

During the three months ended September 30, 2014 and 2013, the Company had a contract with Agora that represented approximately 12% of revenues and which expires on June 30, 2015. In late fiscal year 2014, Agora commenced a request for proposal process for the services and products required to operate the school after the 2014-15 school year in connection with its charter renewal application. Agora had previously announced that it would absorb its general administrative services and certain human resources functions as well as name vendors for select services which are currently provided by the Company. On October 9, 2014, the Company entered into a three year contract to provide academic curriculum to Agora for a reduced scope of services that will include the academic curriculum beginning in the 2015-16 school year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•        Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2014.

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

We believe that overall demand for virtual options in education is increasing and anticipate that this will translate into stronger demand for our Non-Managed Programs and Institutional Sales line of business, FuelEducation or FuelEd, which provides curriculum and non-administrative services to school districts, such as teacher and technology support.  In addition, as the Managed Program business (which includes the previously named Managed Public School business) landscape has evolved and matured, the governing boards of the schools who contract with us are also evolving and exercising their independent authority to modify their approach to virtual education, which in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, starting in the 2015-2016 school year, the Agora Cyber Charter School has entered into a three-year contract with K12 for us to provide the K-12 curriculum, with the school self-managing its operations. Separately, as more states and charter schools offer an online public school option, we expect that many may prefer a fully integrated, virtual school operation that we manage.  The Company therefore has updated its line of business and classification of its previously disclosed Managed Public Schools to Public School Programs, which is described in greater detail below.

Public School Programs accounted for approximately 90% of our revenue in the three months ended September 30, 2014. Public School Programs include both Managed and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed programs, however, do not offer primary administrative oversight. We currently operate Public School Programs in 34 states and the District of Columbia.

Through our Institutional Sales business, we work closely as partners with a growing number of schools and school districts enabling them to offer their students an array of online education solutions, including semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK management system. With our services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continue to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

We operate three online private schools in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These include our K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, The Keystone School, a private school that offers online and correspondence courses, and the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, during the past year, we owned and operated the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12. In June 2014, we completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of our interest in an existing Middle East joint venture and our post-secondary business.

For the three months ended September 30, 2014, we increased revenues to $236.7 million from $228.4 million in the same period in the prior year, a growth rate of 3.7%. Over the same period, we had an operating loss of $13.2 million versus an operating loss of $8.5 million in the prior year period, and a net loss to common stockholders of $6.8 million, as compared to net loss to common stockholders in the prior year period of $5.0 million. The operating loss was impacted by timing of revenue and seasonality of selling, general and administrative costs, which include enrollment center and promotional expenses, while the net loss to common stockholders was due primarily to the net operating loss, offset by an income tax benefit.

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

Results of Operations

We have three lines of business: Public School Programs (includes both Managed and Non-managed Programs, which includes the previously disclosed Managed Public School line of business), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and makes direct consumer sales).

Public School Programs (Managed and Non-managed)	Institutional Sales	International and Private Pay Schools
• Virtual public schools	• K12 curriculum	• Managed private schools
• Blended public schools	• FuelEd Online Courses	— K12 International Academy
— Hybrid schools — Flex schools	• FuelEd Anywhere Learning System	— George Washington University Online HS — The Keystone School
— Passport schools	• Middlebury Interactive Languages	• Independent course sales (Consumer)
• Pre-kindergarten

Enrollment Data

The following table provides detail on student enrollments in Public School Programs as of the October count date. Public School Programs include both virtual and blended schools where a district or independent board has contracted with K12 to provide a full-time program of educational products and services. Enrollments are classified into Managed Programs and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed Programs, however, do not offer primary administrative oversight.

	Three Months Ended September 30,		2014 / 2013
	2014	2013	Change	Change %

Public School Programs
Managed Programs (1)	118,609	124,443	(5,834)	-4.7%
Non-managed Programs (1)	20,630	14,816	5,814	39.2%
Total Public School Progams (2) (3)	139,239	139,259	(20)	0.0%

(1)         If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.

(2)         Public School Programs include enrollments for which K12 receives no public funding or revenue.

(3)         Public School Program enrollments are equal to the official count date number, which is the first Wednesday of October in a year, or October 1, 2014 for the first quarter of fiscal year 2015 and October 2, 2013 for the first quarter of fiscal year 2014.

Also provided for reference are the disclosures for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended September 30,		2014 / 2013
	2014	2013	Change	Change %

Managed Public Schools
Average Student Enrollments (1)	124,563	128,550	(3,987)	-3.1%
International and Private Pay Schools
Total Student Enrollments	13,010	13,284	(274)	-2.1%
Total Semester Course Enrollments	35,880	37,627	(1,747)	-4.6%

(1)         The Managed Public Schools average enrollments include enrollments for which we receive no public funding. Additionally, Managed Public Schools enrollments include all programs which have been classified as turn-key programs or where substantial management services are performed in accordance with the contract.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The Company is expanding its disclosure on revenue for fiscal year 2015. The following table provides detail on student enrollments revenue in Public School Programs as of the October count date. Public School Programs include both virtual and blended schools where a district or independent board has contracted with K12 to provide a full-time program of educational products and services. Revenues are classified into Managed Programs and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed programs, however, do not offer primary administrative oversight. The following represents our revenue for these lines of business for the three months ended September 30, 2014 and 2013.

	Three Months Ended		Change
	September 30,		2014 / 2013
($ in thousands)	2014	2013	$	%
Public School Programs
Managed Programs	$202,379	$193,558	$8,821	4.6%
Non-managed Programs	10,493	9,081	1,412	15.5
Public School Programs	212,872	202,639	10,233	5.0
Institutional Sales	12,634	14,014	(1,380)	(9.8)
International and Private Pay Schools	11,206	11,713	(507)	(4.3)
Total	$236,712	$228,366	$8,346	3.7%

Also provided for reference is the revenue disclosure for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended September 30,		Change 2014 / 2013
($ in thousands)	2014	2013	$	%
Managed Public Schools	$205,972	$196,944	$9,028	4.6%
Institutional Sales	19,534	19,709	(175)	(0.9)
International and Private Pay Schools	11,206	11,713	(507)	(4.3)
Total	$236,712	$228,366	$8,346	3.7%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months ended September 30,
	2014		2013
	($ in thousands)
Revenues	$236,712	100.0%	$228,366	100.0%

Cost and expenses
Instructional costs and services	146,842	62.0	132,902	58.2
Selling, administrative, and other operating expenses	99,546	42.1	98,244	43.0
Product development expenses	3,482	1.5	5,684	2.5

Total costs and expenses	249,870	105.6	236,830	103.7

Loss from operations	(13,158)	(5.6)	(8,464)	(3.7)
Interest income (expense), net	31	—	(84)	—

Loss before income tax benefit and noncontrolling interest	(13,127)	(5.6)	(8,548)	(3.7)
Income tax benefit	6,538	2.8	3,450	1.5

Net loss	(6,589)	(2.8)	(5,098)	(2.2)
Adjust net (income) loss attributable to noncontrolling interest	(187)	(0.1)	58	—

Net loss attributable to common stockholders, including Series A stockholders	$(6,776)	(2.9)%	$(5,040)	(2.2)%

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Revenues.  Our revenues for the three months ended September 30, 2014 were $236.7 million, representing an increase of $8.3 million, or 3.7%, as compared to revenues of $228.4 million for the same period in the prior year. Public School Program revenue increased 5.0% year over year. The growth in Public School Program revenue was primarily attributable to increases in funding in certain states among other factors. Overall Public School Program student enrollment is flat year over year. Institutional Sales revenue decreased $1.4 million, or 9.8%, from the prior year. The lower revenue from the prior period was primarily attributable to the sale of certain businesses that were included in the prior period revenue and lower rates for certain of our products. International and Private Pay Schools revenue decreased $0.5 million, or 4.3%, from the prior year due to the sale of certain businesses which contributed $2.5 million in revenue in the previous quarter, offset by higher enrollments in the remaining schools.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2014 were $146.8 million, representing an increase of $13.9 million, or 10.5%, from $132.9 million for the three months ended September 30, 2013. Instructional costs and services expenses were 62.0% of revenue during the three months ended September 30, 2014, an increase from 58.2% for the three months ended September 30, 2013. The increase in expense was primarily associated with the increased hiring of teachers, increases in salary and other personnel benefits to teachers and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2014 were $99.5 million, representing an increase of $1.3 million, or 1.3%, as compared to $98.2 million for the three months ended September 30, 2013. This increase was primarily attributable to increases in headcount, related benefits and stock compensation costs and an increase in marketing and advertising expenses. As a percentage of revenues, selling, administrative, and other operating expenses decreased to 42.1% from 43.0% for the three months ended September 30, 2014. The decrease in selling, administrative and other operating expenses as a percentage of revenue is primarily attributable to our continuing efforts to better align our costs to actual enrollments and full year anticipated revenue.

Product development expenses.  Product development expenses for the three months ended September 30, 2014 were $3.5 million, representing a decrease of $2.2 million, or 38.6%, as compared to $5.7 million for the three months ended September 30, 2013. As a percentage of revenues, product development expenses decreased to 1.5% for the three months ended September 30, 2014, as compared to 2.5% for the same period in the prior year period. The decrease was primarily a result of increased capitalized costs for development projects and an overall decrease in employee related costs and third-party professional fees supporting product development activities.

Interest income (expense), net.  Net interest income for the three months ended September 30, 2014 was zero, as compared to net interest expense of ($0.1) million in the same period in the prior year. Net interest expense is primarily associated with interest on our student computer capital leases, offset by approximately $0.3 million and $0.2 million in interest income during the periods ended September 30, 2014 and 2013, respectively, associated with our investment in Web International Education Group, Ltd.

Income tax benefit.  We had an income tax benefit of $6.5 million for the three months ended September 30, 2014, or 49.8% of loss before taxes, as compared to income tax benefit of $3.5 million, or 40.4% of our loss before taxes for the three months ended September 30, 2013. Our effective tax rate increased between periods primarily related to the effects of foreign operations, state taxes, non-controlling interests, prior year favorable adjustments related to tax elections on the sale of assets in June 2014 and current year permanent differences between book and tax treatment.

Net loss.  Net loss was $6.6 million for the three months ended September 30, 2014, compared to net loss of $5.1 million for the three months ended September 30, 2013, an increase of $1.5 million. During the fiscal year ended June 30, 2014, the Company sold certain businesses which were approximately break-even. The change in net loss is a result of the factors discussed above.

Noncontrolling interest.  Net (income) attributable to noncontrolling interest for the three months ended September 30, 2014 was $(0.2) million as compared to net loss attributable to noncontrolling interest of $0.1 million for the same period in the prior year. Noncontrolling interest reflects the after-tax (income) losses attributable to minority interest owners in our investments.

Liquidity and Capital Resources

As of September 30, 2014, we had net working capital, or current assets minus current liabilities, of $311.7 million. Our working capital includes cash and cash equivalents of $109.2 million, including $1.5 million associated with our joint venture and LearnBop, Inc. and accounts receivable of $285.0 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2014.

On January 31, 2014, we executed a $100 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. The line has a five-year term and bears interest at the higher of the bank’s Prime Rate, the Federal Funds Rates plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate and incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of September 30, 2014 and June 30, 2014, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit and $0.2 million outstanding on the letters of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. In July 2014, we extended our leasing agreement with an annual borrowing limit of $35 million for fiscal year 2015. This availability expires in July 2015 and interest rates on the new borrowings are based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit.

As of September 30, 2014, the aggregate outstanding balance under the lease lines of credit was $35.3 million. Borrowings bore interest at rates ranging from 2.52% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. Our lease line of credit is subject to cross default compliance provisions in our line of credit agreement. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock over a two year period. Any purchases under this buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. The Company completed the purchases under the buyback plan in September 2014.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2014 was $27.0 million compared to $3.9 million for the three months ended September 30, 2013. The $23.1 million increase in cash used in operations between periods was primarily attributable to an increase in the net operating loss and increased cash payments for accounts payable, accrued liabilities and lower cash collections in accounts receivable.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2014 was $25.1 million compared to $14.7 million for the three months ended September 30, 2013, an increase of $10.4 million. This increase was due primarily to the $6.5 million investment in LearnBop Inc. and a $6.0 million increase in capital expenditures for property and equipment, capitalized software and curriculum, offset by the investment in a mortgage note to a managed school partner for $2.1 million that was made in the prior year.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2014 was $33.7 million compared to net cash provided by financing activities of $0.04 million during the three months ended September 30, 2013. Our primary use of cash in financing activities was for the purchase of treasury stock, payment of capital lease obligations incurred for the acquisition of student computers. For the three months ended September 30, 2014, the Company purchased treasury stock which totaled approximately $26.5 million. The Company made no treasury stock purchases for the three months ended September 30, 2013. The three months ended September 30, 2014 included approximately $6.9 million less in proceeds from the exercise of stock options than in the prior year period. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $8.1 million related to long-term lease commitments on the buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2014 and June 30, 2014, we had cash and cash equivalents totaling $109.2 million and $196.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2014, a 1% gross increase in interest rates earned on cash would result in a $1.1 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2014, fluctuations in interest rates had no impact on our interest expense.

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

Item 4.  Controls and Procedures.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against us in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. In its complaint, IpLearn alleges that we have infringed three of its patents for various computer-aided learning methods and systems and it is primarily seeking an injunction enjoining us from any continued infringement as well as an award of unspecified monetary damages. On July 2, 2012, the court granted our motion to dismiss IpLearn’s allegations of indirect patent infringement and allowed IpLearn’s allegations of direct patent infringement to proceed. On January 15, 2013, the court approved a stay of IpLearn’s claims alleging infringement of one of the three patents in the case involving technology licensed to us by a third party and on June 12, 2014, the court approved a stipulation by IpLearn that K12’s technology does not infringe the second of the three patents. The Company filed its motion for summary judgment regarding the remaining allegation of infringement on June 25, 2014 and oral argument on this motion was heard on October 28, 2014.

Oklahoma Firefighters Complaint

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On June 24, 2014 the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint (“Amended Complaint”). The plaintiff purports to represent a class of persons who purchased or otherwise acquired K12 common stock between February 5, 2013 and October 8, 2013, inclusive, and alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements of material fact, or failed to disclose material facts, about (i) the Company’s enrollment and revenue growth prospects for fiscal 2014, and (ii) the Company’s compliance with state regulations governing enrollment. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend vigorously against the claims asserted in the Amended Complaint and filed a motion to dismiss the Amended Complaint on June 20, 2014. The parties have fully briefed the motion to dismiss and on August 8, 2014 the Court heard oral arguments on the motion.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 2.  Issuer Purchases of Equity Securities.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the three months ended September 30, 2014, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.21 per share. At September 30, 2014, there were no shares remaining under the plan for repurchase.

Monthly Period during the Quarter Ended September 30, 2014	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publically Announced Plan	Approximate Dollar Amount of Shares Yet To Be Repurchased Under Plan (In Millions)
July 1, 2014 - July 31, 2014	414,225	$22.41
August 1, 2014 - August 31, 2014	442,600	$20.63
September 1, 2014 - September 30, 2014	450,577	$17.78
Total	1,307,402	$20.21	3,502,598	$—

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer

Date: October 30, 2014