Form 10-Q
period 2014-12-31
K12 INC
filed 2015-01-29
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 22, 2015 the Registrant had 38,412,246 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$124,234	$196,109
Accounts receivable, net of allowance of $4,060 and $3,460 at December 31, 2014 and June 30, 2014, respectively	266,760	194,676
Inventories, net	19,515	33,830
Current portion of deferred tax asset	3,969	7,732
Prepaid expenses	11,610	7,356
Other current assets	29,056	25,498
Total current assets	455,144	465,201
Property and equipment, net	48,127	48,581
Capitalized software, net	56,884	49,920
Capitalized curriculum development costs, net	59,569	60,782
Intangible assets, net	22,464	23,708
Goodwill	67,241	58,088
Deposits and other assets	5,853	5,387
Total assets	$715,282	$711,667
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$18,255	$20,492
Accounts payable	16,633	30,976
Accrued liabilities	10,154	20,539
Accrued compensation and benefits	19,085	17,400
Deferred revenue	63,630	24,353
Total current liabilities	127,757	113,760
Capital lease obligations, net of current portion	14,109	16,447
Deferred rent, net of current portion	8,187	8,488
Deferred tax liability	24,218	22,478
Other long-term liabilities	7,424	4,763
Total liabilities	181,695	165,936
Commitments and contingencies	—	—
Redeemable noncontrolling interest	19,801	16,801
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,841,573 and 41,144,062 shares issued and 38,338,975 and 38,948,866 shares outstanding at December 31, 2014 and June 30, 2014, respectively	4	4
Additional paid-in capital	645,902	639,036
Accumulated other comprehensive loss	(1,227)	(112)
Accumulated deficit	(55,893)	(61,450)
Treasury stock of 3,502,598 and 2,195,196 shares at cost at December 31, 2014 and June 30, 2014, respectively	(75,000)	(48,548)
Total K12 Inc. stockholders’ equity	513,786	528,930
Total liabilities, redeemable noncontrolling interest and equity	$715,282	$711,667

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues	$231,304	$223,919	$468,017	$452,285
Cost and expenses
Instructional costs and services	145,029	153,672	291,872	286,574
Selling, administrative, and other operating expenses	62,557	75,753	162,101	173,996
Product development expenses	3,245	3,402	6,727	9,086
Total costs and expenses	210,831	232,827	460,700	469,656
Income (loss) from operations	20,473	(8,908)	7,317	(17,371)
Interest income (expense), net	151	(28)	182	(112)
Income (loss) before income tax expense and noncontrolling interest	20,624	(8,936)	7,499	(17,483)
Income tax (expense) benefit	(8,663)	4,685	(2,125)	8,135
Net income (loss)	11,961	(4,251)	5,374	(9,348)
Adjust net loss attributable to noncontrolling interest	370	586	183	643
Net income (loss) attributable to common stockholders, including Series A stockholders	$12,331	$(3,665)	$5,557	$(8,705)
Net income (loss) attributable to common stockholders per share, excluding Series A stockholders, through the conversion date September 3, 2013:
Basic	$0.33	$(0.09)	$0.15	$(0.22)
Diluted	$0.33	$(0.09)	$0.15	$(0.22)
Weighted average shares used in computing per share amounts:
Basic	37,096,480	39,977,228	37,396,081	38,953,671
Diluted	37,160,829	39,977,228	37,599,930	38,953,671

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$11,961	$(4,251)	$5,374	$(9,348)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	(569)	88	(1,115)	193

Total other comprehensive income (loss), net of tax	11,392	(4,163)	4,259	(9,155)

Comprehensive loss attributable to noncontrolling interest	370	586	183	643

Comprehensive income (loss) attributable to common stockholders, including Series A stockholders	$11,762	$(3,577)	$4,442	$(8,512)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(In thousands, except share and	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total

Balance, June 30, 2014	41,144,062	$4	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$528,930
Net income (1)	—	—	—	—	5,557	—	—	5,557
Foreign currency translation adjustment	—	—	—	(1,115)	—	—	—	(1,115)
Purchase of treasury stock	—	—	—	—	—	(1,307,402)	(26,452)	(26,452)
Stock-based compensation expense	—	—	8,969	—	—	—	—	8,969
Exercise of stock options	63,214	—	161	—	—	—	—	161
Excess tax benefit from stock-based compensation	—	—	(613)	—	—	—	—	(613)
Issuance of restricted stock awards	745,775	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(28,151)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(183)	—	—	—	—	(183)
Retirement of restricted stock for tax withholding	(83,327)	—	(1,468)	—	—	—	—	(1,468)
Balance, December 31, 2014	41,841,573	$4	$645,902	$(1,227)	$(55,893)	(3,502,598)	$(75,000)	$513,786

(1)     Net income excludes $(0.2) million due to the redeemable noncontrolling interests related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2014	2013
	(In thousands)
Cash flows from operating activities
Net income (loss)	$5,374	$(9,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	34,509	51,474
Stock-based compensation expense	8,969	12,210
Excess tax benefit from stock-based compensation	613	1,217
Deferred income taxes	5,504	(8,134)
Provision for doubtful accounts	836	717
Provision for excess and obsolete inventory	459	4,124
Benefit for student computer shrinkage and obsolescence	(226)	(451)
Changes in assets and liabilities:
Accounts receivable	(72,415)	(68,785)
Inventories	13,856	16,908
Prepaid expenses	(4,255)	1,257
Other current assets	(3,558)	(3,508)
Deposits and other assets	(466)	(227)
Accounts payable	(14,377)	(5,310)
Accrued liabilities	(10,984)	(2,484)
Accrued compensation and benefits	1,684	(1,435)
Deferred revenue	39,630	32,149
Deferred rent and other liabilities	2,476	178
Net cash provided by operating activities	7,629	20,552
Cash flows from investing activities
Purchase of property and equipment	(6,687)	(5,329)
Capitalized software development costs	(17,093)	(10,632)
Capitalized curriculum development costs	(7,267)	(7,649)
Investment in LearnBop Inc.	(6,512)	—
Mortgage note to managed school partner	—	(2,100)
Net cash used in investing activities	(37,559)	(25,710)
Cash flows from financing activities
Repayments on capital lease obligations	(11,487)	(11,145)
Purchase of treasury stock	(26,452)	(5,883)
Repayments on note payable	—	(390)
Proceeds from exercise of stock options	161	7,617
Excess tax benefit from stock-based compensation	(613)	(1,217)
Repurchase of restricted stock for income tax withholding	(1,468)	(3,223)
Net cash used in financing activities	(39,859)	(14,241)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,086)	808
Net change in cash and cash equivalents	(71,875)	(18,591)
Cash and cash equivalents, beginning of period	196,109	181,480
Cash and cash equivalents, end of period	$124,234	$162,889

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. The Company’s learning systems combine the Company’s curriculum and offerings with an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Public School Programs (curriculum and services sold to managed and non-managed public schools), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that the Company does not manage), and International and Private Pay Schools (private schools for which the Company charges student tuition and makes direct consumer sales). The Company operates Public School Programs in 33 states and the District of Columbia. In June 2014, the Company completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of the Company’s interest in an existing Middle East joint venture and its post-secondary business.

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

2.     Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2014 and 2013, the condensed consolidated statements of cash flows for the six months ended December 31, 2014 and 2013, and the condensed consolidated statement of equity (deficit) for the six months ended December 31, 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended December 31, 2014 and 2013 were $84.1 million and $67.3 million, respectively, and for the six months ended December 31, 2014 and 2013 were $152.8 million and $119.5 million, respectively.  For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

The Company generates revenues under turnkey management contracts with virtual and blended public schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s online school and the component of lessons; offline learning kits, which include books and materials to supplement the online lessons; the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher, where required; and management and technology services necessary to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, management estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. Management reviews its estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, the Company is generally able to base its annual revenues on actual school funding. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported quarters and six months ended December 31, 2014 and 2013.

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenue and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

For turnkey revenue service contracts, a school operating loss may reduce the Company’s ability to collect its management fees in full though as noted it does not necessarily mean that the Company incurs a loss during the period with respect to its services to that school. The Company recognizes revenue, net of its estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenue is recognized based on the Company’s performance of services under the contract, which it believes is proportionate to its incurrence of costs. The Company incurs costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

Each state or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company builds the funding estimates for each school, it is mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding. The estimates the Company makes each period on a school-by-school basis considers the latest information available to it and considers material relevant information at the time of the estimate.

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school revenues and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended December 31, 2014 and 2013, the Company’s revenue included a reduction for these school operating losses of $15.1 million and $11.9 million, respectively, and for the six months ended December 31, 2014 and 2013, were $32.7 million and $25.7 million, respectively.

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

During the three months ended December 31, 2014 and 2013, the Company had a contract with the Agora Cyber Charter School (“Agora”) that represented approximately 14% and 13% of revenue, respectively.  During the six months ended December 31, 2014 and 2013, the Company had a contract with the Agora Cyber Charter School (“Agora”) that represented approximately 13% and 12% of revenue, respectively.  Approximately 6% of accounts receivable was attributable to a contract with Agora as of December 31, 2014 and June 30, 2014, respectively.

In late fiscal year 2014, Agora commenced a request for proposal process for the services and products required to operate the school after the 2014-15 school year in connection with its charter renewal application. Agora had previously announced that it would absorb its general administrative services and certain human resources functions as well as name vendors for select services which are currently provided by the Company. On October 9, 2014, the Company entered into a three year contract with Agora for a reduced scope of services that will include providing the academic curriculum to Agora beginning in the 2015-16 school year.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. During the three and six months ended December 31, 2013, the Company increased the provision for excess and obsolete inventory by $6.1 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve was $6.0 million and $9.0 million at December 31, 2014 and June 30, 2014, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three and six months ended December 31, 2014 and 2013 was $7.2 million and $14.4 million, respectively, and $14.6 million and $23.4 million, respectively.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers and tablets	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

During the three and six months ended December 31, 2013, the Company updated the estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $6.3 million for computers that were estimated would not be returned by the Company’s students.  During the three and six months ended December 31, 2014, the Company recorded $1.4 million and $2.7 million in accelerated depreciation, respectively, related to the estimate.

Capitalized Software Costs

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

Capitalized software development additions totaled $17.1 million and $10.6 million for the six months ended December 31, 2014 and 2013, respectively. During the three and six months ended December 31, 2013, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either had no future use or were being sunset.  During the three and six months ended December 31, 2014, there were no such write-downs of capitalized software projects.

Amortization expense for the three months ended December 31, 2014 and 2013 was $5.3 million and $7.9 million, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 was $10.1 million and $11.1 million, respectively.  Amortization expense for the three and six months ended December 31, 2013 included the write down.

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

Total capitalized curriculum development additions were $7.3 million and $7.6 million for the six months ended December 31, 2014 and 2013, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. In addition, for the three and six months ended December 31, 2013 the Company wrote down approximately $2.2 million of capitalized curriculum cost due to its decision to discontinue certain curriculum.  Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2014 and 2013 was $4.5 million and $6.4 million, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 was $8.5 million and $10.3 million, respectively.  Amortization expense for the three and six months ended December 31, 2013 included the write down.  During the three and six months ended December 31, 2014, there were no such write-downs of capitalized software projects.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of December 31, 2014 and 2013.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. These rates vary from country to country. The Company’s condensed consolidated balance sheets reflect noncontrolling interests within the equity section of the condensed consolidated balance sheet, except for redeemable noncontrolling interests. Noncontrolling interest was classified separately in the Company’s condensed consolidated statements of stockholders’ equity. Except for the redeemable non-controlling interests, the businesses with non-controlling interests were sold during fiscal 2014, and therefore the Company no longer has these non-controlling interests after the sale date.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2014 and 2013 was $0.6 million and $5.9 million, respectively. Amortization expense for the six months ended December 31, 2014 and 2013 was $1.3 million and $6.7 million, respectively. Future amortization of intangible assets is $1.4 million, $2.5 million, $1.9 million, $1.9 million and  $1.9 million in the fiscal years ending June 30, 2015 through June 30, 2019, respectively, and $12.9 million thereafter. As of December 31, 2014 and June 30, 2014, goodwill balances were $67.2 million and $58.1 million, respectively.

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

On July 31, 2014, the Company acquired a 51% majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash (see Note 11). The purchase price allocation for the acquisition is preliminary; however, the Company does not expect the final purchase price allocation of LearnBop Inc. to be materially different.

The following table represents goodwill movements during the six months ended December 31, 2014:

Rollforward of Goodwill	Amount
($ in millions)
Balance as of June 30, 2014	$58.1
Acquisition of LearnBop, Inc.	9.0
Adjustments due to foreign exchange translations	0.1
Balance as of December 31, 2014	$67.2

The following table represents the balance of intangible assets as of December 31, 2014 and June 30, 2014:

Intangible Assets:

	December 31, 2014			June 30, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(5.1)	$12.4	$17.5	$(4.6)	$12.9
Customer and distributor relationships	18.2	(8.4)	9.8	18.2	(7.7)	10.5
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$37.4	$(14.9)	$22.5	$37.4	$(13.7)	$23.7

As of December 31, 2013 the Company determined that based on the rebranding of the Institutional business, the Company fully amortized certain trade names that were no longer going to be used and recorded a $5.2 million impairment charge for the three and six months ended December 31, 2013.  There were no such impairment charges for the three and six months ended December 31, 2014.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such impairment charges for the three and six months ended December 31, 2014 and 2013.

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

The following table summarizes certain fair value information at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

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

The following table summarizes the activity during the six months ended December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Six Months Ended December 31, 2014
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	December 31,
Description	June 30, 2014	and Settlements	Gains/(Losses)	2014
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Redeemable Noncontrolling Interest in LearnBop, Inc.	—	3,000	—	3,000

Total	$16,801	$3,000	$—	$19,801

The fair values of the redeemable noncontrolling interests in the Middlebury Joint Venture and LearnBop, Inc. were measured in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2014. As of December 31, 2014, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value for both Middlebury and LearnBop, Inc. This analysis incorporated a number of assumptions and estimates including the financial results of the joint venture to date.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Basic and dilutive income (loss) per share:	2014	2013	2014	2013
	(In thousands except shares and		(In thousands except shares and
	per share data)		per share data)

Net income (loss) attributable to common stockholders, including Series A stockholders	$12,331	$(3,665)	$5,557	$(8,705)
Weighted average common shares — basic	37,096,480	39,977,228	37,396,081	38,953,671
Weighted average common shares — diluted	37,160,829	39,977,228	37,599,930	38,953,671
Basic net income (loss) per share	$0.33	$(0.09)	$0.15	$(0.22)
Diluted net income (loss) per share	$0.33	$(0.09)	$0.15	$(0.22)

For the three months ended December 31, 2014 and December 31, 2013, the dilutive shares totaled 64,349 and zero, respectively.  For the six months ended December 31, 2014 and December 31, 2013, the dilutive shares totaled 203,849 and zero, respectively. At December 31, 2014, the Company had 41,841,573 shares issued and 38,338,975 outstanding.

The basic and diluted weighted average common shares were the same for the three and six months ended December 31, 2013 as the inclusion of dilutive securities and Series A special stock prior to the conversion date would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

4.    Income Taxes

The benefit (expense) for income taxes is based on income (loss) reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2014 and 2013, the Company’s effective income tax rate was 42.0% and 52.4%, respectively. For the six months ended December 31, 2014 and 2013, the Company’s effective income tax rate was a 28.3% and 46.5% , respectively. The effective income tax rate differs from  the statutory federal income tax rate primarily due to the effects of foreign operations, state taxes, non-controlling interests, prior year favorable adjustments related to tax elections on the sale of certain businesses in June 2014 and current year permanent differences between book and tax treatment.

5.    Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of December 31, 2014 and June 30, 2014, respectively. As of December 31, 2014 and June 30, 2014, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $32.4 million and $36.9 million, respectively, with lease interest rates ranging from 2.49% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company’s line of credit agreement with PNC Bank, N.A. (see Note 6). The net carrying value of leased student computers as of December 31, 2014 and June 30, 2014 was $23.8 million and $20.9 million, respectively.

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

The following is a summary as of December 31, 2014 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
As of June 30,	Leases
($ in thousands)

2015	$10,483
2016	14,404
2017	7,063
2018	1,312

Total minimum payments	33,262
Less amount representing interest (imputed weighted average capital lease interest rate of 2.73%)	(898)

Net minimum payments	32,364
Less current portion	(18,255)

Present value of minimum payments, less current portion	$14,109

6.    Line of Credit

The Company had a $35 million unsecured line of credit that expired on December 31, 2013 with PNC Bank, N.A. which was available for general corporate operating purposes. On January 31, 2014, the Company executed a $100 million unsecured line of credit with Bank of America, N.A. to be used for general corporate operating purposes. The line has a five year term and bears interest at the higher of the banks’ Prime Rate, the Federal Funds Rate plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate. The Credit Agreement includes a $10 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement. The Company had no amounts outstanding on the line of credit and $0.2 million outstanding on the letter of credit facilities during the six month period ended December 31, 2014.

The Credit Agreement contains a number of financial and other covenants that, among other things; restrict the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of December 31, 2014 and June 30, 2014, the Company was in compliance with these covenants.

7.              Equity Transactions

Stock Options

Stock option activity during the six months ended December 31, 2014 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	454,485	13.97
Exercised	(63,214)	2.55
Forfeited or canceled	(92,206)	27.33

Outstanding, December 31, 2014	2,877,466	$20.49	4.79	$79

Stock options exercisable at December 31, 2014	1,867,447	$20.48	3.64	$66

The aggregate intrinsic value of options exercised during the six months ended December 31, 2014 was $0.3 million. The weighted-average grant date fair value of options granted during the six months ended December 31, 2014 was $7.20.

As of December 31, 2014, there was $7.1 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.7 years. During the three and six months ended December 31, 2013 the Company recorded additional stock-based compensation of $1.5 million associated with the accelerated vesting of option awards to its former Chief Executive Officer and other employees upon termination of employment.  During the three months ended December 31, 2014 and December 31, 2013, the Company recognized $0.9 million and $2.7 million, respectively, of stock-based compensation expense related to stock options. During the six months ended December 31, 2014 and 2013, the Company recognized $2.0 million and $3.7 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2014 was as follows:

		Weighted-
		Average
	Shares	Fair Value
Outstanding, June 30, 2014	979,595	$22.97
Granted	745,775	18.14
Vested	(235,600)	25.88
Forfeited or canceled	(28,151)	23.15
Outstanding, December 31, 2014	1,461,619	$23.31

As of December 31, 2014, there was $22.0 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the six months ended December 31, 2014 was $4.2 million. During the three and six months ended December 31, 2013 the Company recorded additional stock-based compensation of $2.5 million associated with the accelerated vesting of equity awards to its former Chief Executive Officer and other employees upon termination of employment.

During the three months ended December 31, 2014 and December 31, 2013, the Company recognized $3.8 million and $5.8 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2014 and 2013, the Company recognized $6.9 million and $8.5 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.              Related Party Transactions

During the six months ended December 31, 2013, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At December 31, 2014 and June 30, 2014, the loan totaled $4.0 million and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

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

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. On December 17, 2014, the Court granted the Company’s motion for summary judgment on the basis that the asserted patent was invalid.  On January 16, 2015, the Court approved a Stipulation of Dismissal whereby all counts in IpLearn’s amended complaint have been dismissed with prejudice and the appeal period was concluded.

Oklahoma Firefighters Complaint

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On June 24, 2014 the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint (“Amended Complaint”). On November 5, 2014, the Court granted the Company’s motion to dismiss the Amended Complaint and the deadline for the plaintiff to appeal the Court’s decision has expired.

10.     Investments

Investment in Web International Education Group, Ltd.

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of

Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web was contractually required to pay by May 31, 2014, as amended. The Company reclassified this $10.0 million investment plus accrued interest of $3.2 million to a receivable, which is included in other current assets. The receivable is due and continues to accrue interest while Web works to administratively process the payment. During the three months ended December 31, 2014 and 2013, the Company recorded interest income of $0.2 million and $0.2 million, respectively, associated with Web.  During the six months ended December 31, 2014 and 2013, the Company recorded interest income of $0.4 million and $0.4 million, respectively.

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

In January 2015, a Delaware judge’s ruling affirmed that the school’s charter would be revoked effective June 30, 2015. Therefore, the Company anticipates the school closing unless there is a change in current circumstances. The Company will exercise its rights under the existing arrangement.

11.       Redeemable Noncontrolling Interest

Investment in LearnBop Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition is to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders’ Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

The purchase price of $6.5 million was preliminarily allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The Company is still evaluating the fair value of assets acquired and liabilities assumed, and the Company expects to finalize these amounts in a subsequent period. The Company preliminarily recorded goodwill of $9.0 million, which will be non-deductible for tax purposes. Recognition of goodwill is largely attributed to the value paid for LearnBop’s capabilities in providing adaptive learning software for math curriculum to K-12 students.  The Company has not disclosed current period or pro-forma revenue and earnings attributable to LearnBop as they are immaterial.

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

Given the provision of the put rights, the redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity at their redemption value fair value in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

12.       Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	December 31,
	2014	2013
	(In thousands)
Cash paid for interest	$428	$569
Cash paid for taxes, net of refunds	$8,188	$2,747
Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$6,912	$17,290
Supplemental disclosure of non-cash investing activities:
Business Combinations:
— Current assets	$27	$—
— Property and equipment	$350	$—
— Intangible assets	$27	$—
— Goodwill	$8,982	$—
— Assumed liabilities	$(50)	$—
— Deferred revenue	$(23)	$—

13.       Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the six months ended December 31, 2014, the Company paid approximately $26.5 million for the repurchase of 1,307,402 shares, at an average cost of $20.21 per share. As of December 31, 2014 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

•             Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2014.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested to develop and acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to school districts, public schools, private schools, charter schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that this trend will translate into stronger demand for both our Non-Managed Programs and Institutional Sales line of business (sold under the brand names FuelEducation or FuelEd).  At the same time, the Managed Program business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are expanding, and  the governing boards of the virtual charter schools that contract with us are exercising their independent authority to modify their approach to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, the Agora Cyber Charter School recently renegotiated its service agreement at renewal and entered into a three-year contract with us to provide Agora students with the K12 curriculum starting in the 2015-2016 school year, and with the school board deciding to self-manage its operations. Conversely, as more states and charter schools offer an online public school option, we expect that many customers may prefer the option of contracting with us for a fully integrated, virtual school turn-key operation that we manage. To reflect these developments, we have therefore updated the classification of our previously described Managed Public Schools to a new classification of Public School Programs, which is described in greater detail below.

Public School Programs accounted for approximately 90% of our revenue in the six months ended December 31, 2014. Public School Programs include both Managed and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed programs, however, do not offer primary administrative oversight. We currently operate Public School Programs in 33 states and the District of Columbia.

Through our Institutional Sales business, we sell online curriculum programs, courses, teacher and administrative support as well as tools and platforms (see description of PEAK below) to a growing number of schools and school districts.  In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services.

The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK management system. PEAK (Personalize, Engage and Achieve) is a platform designed to centrally manage multiple online solutions across a school or district through one application.  With our array of services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options. We continue to provide these services to school districts or individual schools in all 50 states and the District of Columbia.

We operate three online private schools in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, during the past year, we owned and operated the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12. In June 2014, we completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of our interest in an existing Middle East joint venture and our post-secondary business.

For the six months ended December 31, 2014, we increased revenues to $468.0 million from $452.3 million in the same period in the prior year, a growth rate of 3.5%. Over the same period, we had operating income of $7.3 million versus an operating loss of $17.4 million in the prior year period, and net income to common stockholders of $5.6 million, as compared to net loss to common stockholders in the prior year period of $8.7 million. The operating and net loss for the six months ended December 31, 2013 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

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

Public School Programs (Managed and Non-managed)	Institutional Sales	International and Private Pay Schools
• Virtual public schools	• K12 curriculum	• Managed private schools
• Blended public schools	• FuelEd Online Courses	—K12 International Academy
—Hybrid schools	• FuelEd Anywhere Learning System	—George Washington University Online HS
—Flex schools		—The Keystone School
—Passport schools	• Middlebury Interactive Languages	• Independent course sales (Consumer)
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

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change	Change %	2014	2013	Change	Change %

Public School Programs
Managed Programs (1)	116,258	120,994	(4,736)	-3.9%	116,850	121,856	(5,006)	-4.1%
Non-managed Programs (1)	20,249	14,330	5,919	41.3%	20,472	14,463	6,009	41.5%
Total Public School Progams (2) (3)	136,507	135,324	1,183	0.9%	137,322	136,319	1,003	0.7%

(1)         If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.

(2)         Public School Programs include enrollments for which K12 receives no public funding or revenue.

(3)         Public School Program enrollments are equal to the official count date number, which is the first Wednesday after the end of the first quarter of fiscal year 2015, or October 1, 2014 for the three months ended December 31, 2014 and October 2, 2013 for the three months ended December 31, 2013.

Also provided for reference are the disclosures for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended December 31,				Six Months Ended December 31,
	2014	2013	Change	Change %	2014	2013	Change	Change %

Managed Public Schools
Average Student Enrollments (1)	122,019	125,053	(3,034)	-2.4%	122,655	125,927	(3,272)	-2.6%
International and Private Pay Schools
Total Student Enrollments	4,423	4,135	288	7.0%	17,433	17,419	14	0.1%
Total Semester Course Enrollments	12,708	12,815	(107)	-0.8%	48,588	50,442	(1,854)	-3.7%

(1)         The Managed Public Schools average enrollments include enrollments for which we may receive no public funding. Additionally, Managed Public Schools enrollments include all programs which have been classified as turn-key programs or where substantial management services are performed in accordance with the contract.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The Company is expanding its disclosure on revenue for fiscal year 2015. The following table provides detail on student enrollments revenue in Public School Programs as of the October count date. The following represents our revenue for these lines of business for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 / 2013		December 31,		2014 / 2013
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Public School Programs
Managed Programs	$196,735	$192,939	$3,796	2.0%	$399,114	$386,497	$12,617	3.3%
Non-managed Programs	11,440	6,940	4,500	64.8	21,685	15,537	6,148	39.6
Public School Programs	208,175	199,879	8,296	4.2	420,799	402,034	18,765	4.7
Institutional Sales	11,833	11,968	(135)	(1.1)	24,716	26,466	(1,750)	(6.6)
International and Private Pay Schools	11,296	12,072	(776)	(6.4)	22,502	23,785	(1,283)	(5.4)
Total	$231,304	$223,919	$7,385	3.3%	$468,017	$452,285	$15,732	3.5%

Also provided for reference is the revenue disclosure for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended		Change		Six Months Ended		Change
	December 31,		2014 / 2013		December 31,		2014 / 2013
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Managed Public Schools	$200,651	$195,265	$5,386	2.8%	$406,623	$392,208	$14,415	3.7%
Institutional Sales	19,357	16,582	2,775	16.7	38,892	36,292	2,600	7.2
International and Private Pay Schools	11,296	12,072	(776)	(6.4)	22,502	23,785	(1,283)	(5.4)
Total	$231,304	$223,919	$7,385	3.3%	$468,017	$452,285	$15,732	3.5%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months ended December 31,				Six Months ended December 31,
	2014		2013		2014		2013
	($ in thousands)				($ in thousands)
Revenues	$231,304	100.0%	$223,919	100.0%	$468,017	100.0%	$452,285	100.0%

Cost and expenses
Instructional costs and services	145,029	62.7	153,672	68.6	291,872	62.4	286,574	63.4
Selling, administrative, and other operating expenses	62,557	27.0	75,753	33.8	162,101	34.6	173,996	38.4
Product development expenses	3,245	1.4	3,402	1.5	6,727	1.4	9,086	2.0

Total costs and expenses	210,831	91.1	232,827	104.0	460,700	98.4	469,656	103.8

Income (loss) from operations	20,473	8.8	(8,908)	(4.0)	7,317	1.5	(17,371)	(3.8)
Interest income (expense), net	151	0.1	(28)	—	182	0.1	(112)	—

Income (loss) before income tax expense and noncontrolling interest	20,624	8.9	(8,936)	(4.0)	7,499	1.6	(17,483)	(3.8)
Income tax (expense) benefit	(8,663)	(3.7)	4,685	2.1	(2,125)	(0.5)	8,135	1.8

Net income (loss)	11,961	5.2	(4,251)	(1.9)	5,374	1.1	(9,348)	(2.0)
Adjust net loss attributable to noncontrolling interest	370	0.1	586	0.3	183	0.1	643	0.1

Net income (loss) attributable to common stockholders, including Series A stockholders	$12,331	5.3%	$(3,665)	(1.6)%	$5,557	1.2%	$(8,705)	(1.9)%

Comparison of the Three Months Ended December 31, 2014 and December 31, 2013

Revenues.  Our revenues for the three months ended December 31, 2014 were $231.3 million, representing an increase of $7.4 million, or 3.3%, from $223.9 million for the same period in the prior year. Public School Program revenue increased $8.3 million, or 4.2%, year over year. The growth in Public School Program revenue was primarily attributable to increases in funding in certain states, among other factors. Overall, Public School Program student enrollment increased 0.9% from prior year. Institutional Sales revenue remained flat year over year. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional Sales increased $0.9 million or 8.4%. International and Private Pay Schools revenue decreased $0.8 million, or 6.4%, from the prior year due to the sale of certain businesses which contributed $3.7 million in revenue in the previous quarter, offset by higher enrollments in the remaining schools.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2014 were $145.0 million, representing a decrease of $8.7 million, or 5.7%, from $153.7 million for the three months ended December 31, 2013. During the three months ended December 31, 2013, there was $18.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that were to no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of these charges, instructional costs and services would have increased $9.9 million, or 7.3%.  This increase in expense was primarily associated with the increased hiring of teachers, increases in salary and other personnel benefits to teachers and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome.  Instructional costs and services expenses were 62.7% of revenue during the three months ended December 31, 2014, a decrease from 68.6% for the three months ended December 31, 2013.  Excluding the impact of the charges noted above, instructional costs and services were 60.3% of revenue for the three months ended December 31, 2013.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2014 were $62.6 million, representing a decrease of $13.2 million, or 17.4% from $75.8 million for the three months ended December 31, 2013. Included in expense during the three months ended December 31, 2013 was $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that were to no longer be used. Excluding these charges, selling, administrative, and other operating expenses for the three months ended December 31, 2014 decreased $0.6 million, or 0.9%, as compared to the three months ended December 31, 2013.  Selling, administrative, and other operating expenses were 27.0% of revenue during the three months ended December 31, 2014, a decrease from 33.8% for the three months ended December 31, 2013.  Excluding the impact of the charges noted above, selling, administrative, and other operating expenses were 28.2% of revenue for the three months ended December 31, 2013.  The reduction as a percentage of revenue primarily reflects our overall cost savings initiatives.

Product development expenses.  Product development expenses for the three months ended December 31, 2014 were $3.2 million, representing a decrease of $0.2 million, or 5.9% from $3.4 million for the three months ended December 31, 2013. As a percentage of revenues, product development expenses decreased to 1.4% for the three months ended December 31, 2014, as compared to 1.5% for the same period in the prior year. The decrease was primarily a result of increased capitalized costs for development projects and an overall decrease in employee related costs supporting product development activities.

Interest income (expense), net.  Net interest income for the three months ended December 31, 2014 was $0.2 million as compared to net interest expense of ($0.03) million in the same period in the prior year. Net interest income is primarily associated with approximately $0.3 million and $0.2 million in interest income during the periods ended December 31, 2014 and 2013, respectively, associated primarily with our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases.

Income tax (expense) benefit.  We had income tax expense of ($8.7) million for the three months ended December 31, 2014, or 42.0% of income before taxes, as compared to an income tax benefit of $4.7 million, or 52.4% of our loss before taxes for the three months ended December 31, 2013.

Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the three months ended December 31, 2013, the income tax expense would have been ($9.2) million, an estimated 41.0% of income before taxes for the three months ended December 31, 2013.

Net income (loss).  Net income was $12.0 million for the three months ended December 31, 2014, compared to a net loss of ($4.3) million for the three months ended December 31, 2013, representing an increase of $16.3 million. During the fiscal year ended June 30, 2014, the Company sold certain businesses which were approximately break-even. The change from net loss to net income is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended December 31, 2014 was $0.4 million as compared to net loss attributable to noncontrolling interest of $0.6 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income (losses) attributable to minority interest owners in our investments.

Comparison of the Six Months Ended December 31, 2014 and December 31, 2013

Revenues.  Our revenues for the six months ended December 31, 2014 were $468.0 million, representing an increase of $15.7 million, or 3.5%, from $452.3 million for the same period in the prior year. Public School Program revenue increased $18.8 million, or 4.7%, year over year. The growth in Public School Program revenue was primarily attributable to increases in funding in certain states, among other factors. Overall, Public School Program student enrollment increased 0.7% from the prior year. Institutional Sales revenue decreased $1.7 million, or 6.6% from the prior year. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional Sales increased $0.2 million, or 0.8%. International and Private Pay Schools revenue decreased $1.3 million, or 5.4%, from the prior year due to the sale of certain businesses which contributed $6.2 million in revenue in the previous six months, offset by higher enrollments in the remaining schools.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2014 were $291.9 million, representing an increase of $5.3 million, or 1.8%, from $286.6 million for the six months ended December 31, 2013. During the six months ended December 31, 2013, there was $18.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that were to no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of these charges, instructional costs and services would have increased $23.9 million, or 8.9%. The increase in expense was primarily associated with the increased hiring of teachers, increases in salary and other personnel benefits to teachers and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome.  Instructional costs and services expenses were 62.4% of revenue during the six months ended December 31, 2014, a decrease from 63.4% for the six months ended December 31, 2013.  Excluding the impact of the charges noted above, instructional costs and services were 59.2% of revenue for the six months ended December 31, 2013.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2014 were $162.1 million, representing a decrease of $11.9 million, or 6.8%, from $174.0 million for the six months ended December 31, 2013. Included in expense during the six months ended December 31, 2013 was $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that were to no longer be used. Excluding these charges, selling, administrative, and other operating expenses increased $0.7 million, or 0.4% for the six months ended December 31, 2014.  Selling, administrative, and other operating expenses were 34.6% of revenue during the six months ended December 31, 2014, a decrease from 38.4% for the six months ended December 31, 2013.  Excluding the impact of the charges noted above, selling, administrative, and other operating expenses were 35.7% of revenue for the six months ended December 31, 2013.  The reduction as a percentage of revenue primarily reflects our overall cost savings initiatives.

Product development expenses.  Product development expenses for the six months ended  December 31, 2014 were $6.7 million, representing a decrease of $2.4 million, or 26.4% from $9.1 million for the six months ended December 31, 2013. As a percentage of revenues, product development expenses decreased to 1.4% for the six months ended December 31, 2014, as compared to 2.0% for the same period in the prior year. The decrease was primarily a result of increased capitalized costs for development projects and an overall decrease in employee related costs supporting product development activities.

Interest income (expense), net.  Net interest income for the six months ended December 31, 2014 was $0.2 million as compared to net interest expense of ($0.1) million in the same period in the prior year. Net interest income is primarily associated with approximately $0.6 million and $0.4 million in interest income during the periods ended December 31, 2014 and 2013, respectively, associated primarily with our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases.

Income tax (expense) benefit.  We had an income tax expense of ($2.1) million for the six months ended December 31, 2014, or 28.3% of income before taxes, as compared to income tax benefit of $8.1 million, or 46.5% of our loss before taxes for the six months ended December 31, 2013. Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the six months ended December 31, 2013, the income tax expense would have been ($5.8) million, or an estimated 42.0% of income before taxes for the six months ended December 31, 2013.  The remaining decrease in the effective tax rates for the six months ended December 31, 2014 is primarily due to the impact of domestic manufacturing activity deduction and income tax benefit recognized in the current year related to the tax elections on the sale of certain foreign operations in June 2014.

Net income (loss).  Net income was $5.4 million for the six months ended December 31, 2014, compared to net loss of ($9.3) million for the six months ended December 31, 2013, an increase of $14.7 million. During the fiscal year ended June 30, 2014, the Company sold certain businesses which were approximately break-even. The change from net loss to net income is a result of the factors discussed above.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the six months ended December 31, 2014 was $0.2 million as compared to net loss attributable to noncontrolling interest of $0.6 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income (losses) attributable to minority interest owners in our investments.

Liquidity and Capital Resources

As of December 31, 2014, we had net working capital, or current assets minus current liabilities, of $327.4 million. Our working capital includes cash and cash equivalents of $124.2 million, including $2.7 million associated with our two joint ventures, and accounts receivable of $266.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2014.

On January 31, 2014, we executed a $100 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. The line has a five-year term and bears interest at the higher of the bank’s Prime Rate, the Federal Funds Rates plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate and incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of December 31, 2014 and June 30, 2014, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit and $0.2 million outstanding on the letters of credit.

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

As of December 31, 2014, the aggregate outstanding balance under the lease lines of credit was $32.4 million. Borrowings bore interest at rates ranging from 2.49% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

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

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2014 was $7.6 million compared to $20.6 million for the six months ended December 31, 2013. The $13.0 million decrease in cash provided by operations between periods was primarily attributable to the change in working capital for the six months ended December 31, 2014.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2014 was $37.6 million compared to $25.7 million for the six months ended December 31, 2013, an increase of $11.9 million. This increase was due primarily to the $6.5 million investment in LearnBop Inc. and a $7.4 million increase in capital expenditures for property and equipment, capitalized software and curriculum, offset by the investment in a mortgage note to a managed school partner for $2.1 million that was made in the prior year.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2014 was $39.9 million compared to $14.2 million during the six months ended December 31, 2013. Our primary use of cash in financing activities was in connection with our share repurchase program for the purchase of treasury stock, and the payment of capital lease obligations incurred for the acquisition of student computers. For the six months ended December 31, 2014, the Company purchased treasury stock which totaled approximately $26.5 million. The Company made $5.9 million in treasury stock purchases during the six months ended December 31, 2013. At December 31, 2014, there were no shares remaining under the plan for repurchase. The six months ended December 31, 2014 included approximately $7.5 million less in proceeds from the exercise of stock options than in the prior year period. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $8.9 million related to long-term lease commitments on the buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2014 and June 30, 2014, we had cash and cash equivalents totaling $124.2 million and $196.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2014, a 1% gross increase in interest rates earned on cash would result in a $1.2 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2014, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At December 31, 2014, a 1% change in exchange rates would result in an approximate impact of $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

IpLearn

On October 26, 2011, IpLearn, LLC (“IpLearn”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware, IpLearn, LLC v. K12 Inc., Case No. 1:11-1026-RGA, which it subsequently amended on November 18, 2011. IpLearn is a privately-held technology development and licensing company for web and computer-based learning technologies. On December 17, 2014, the Court granted the Company’s motion for summary judgment on the basis that the asserted patent was invalid.  On January 16, 2015, the Court approved a Stipulation of Dismissal whereby all counts in IpLearn’s amended complaint have been dismissed with prejudice and the appeal period was concluded.

Oklahoma Firefighters Complaint

On January 30, 2014, a securities class-action lawsuit captioned Oklahoma Firefighters Pension & Retirement System v. K12 Inc., et al., was filed against the Company, four of its officers and directors, and a former officer, in the United States District Court for the Eastern District of Virginia, In re K12 Inc. Securities Litigation, Case No. 1:14-CV-108-AJT-JFA. On June 24, 2014 the Court appointed the Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and on May 23, 2014 the lead plaintiff filed an amended class action complaint (“Amended Complaint”). On November 5, 2014, the Court granted the Company’s motion to dismiss the Amended Complaint and the deadline for the plaintiff to appeal the Court’s decision has expired.

Item 1A.                      Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 as filed with the SEC on August 15, 2014.

Item 2.                   Issuer Purchases of Equity Securities.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the six months ended December 31, 2014, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.21 per share. As of December 31, 2014 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosures.

None.

Item 5.                   Other Information.

None.

Item 6.  Exhibits

(a)                                 Exhibits.

Number	Description

10.1	Second Amendment to Employment Agreement of Timothy L. Murray, effective November 24, 2014.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Loss (unaudited), (iv) Condensed Consolidated Statement of Equity (Deficit) (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
	Name:	James J. Rhyu
	Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 29, 2015