Form 10-Q
period 2015-03-31
K12 INC
filed 2015-04-28
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015 the Registrant had 38,367,324 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$142,850	$196,109
Accounts receivable, net of allowance of $5,317 and $3,460 at March 31, 2015 and June 30, 2014, respectively	275,795	194,676
Inventories, net	17,757	33,830
Current portion of deferred tax asset	4,677	7,732
Prepaid expenses	11,580	7,356
Other current assets	29,217	25,498
Total current assets	481,876	465,201
Property and equipment, net	47,369	48,581
Capitalized software, net	59,591	49,920
Capitalized curriculum development costs, net	59,946	60,782
Intangible assets, net	21,831	23,708
Goodwill	67,241	58,088
Deposits and other assets	5,849	5,387
Total assets	$743,703	$711,667
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$17,845	$20,492
Accounts payable	20,032	30,976
Accrued liabilities	19,308	20,539
Accrued compensation and benefits	22,019	17,400
Deferred revenue	56,528	24,353
Total current liabilities	135,732	113,760
Capital lease obligations, net of current portion	14,449	16,447
Deferred rent, net of current portion	7,947	8,488
Deferred tax liability	23,571	22,478
Other long-term liabilities	7,784	4,763
Total liabilities	189,483	165,936
Commitments and contingencies	—	—
Redeemable noncontrolling interest	19,801	16,801
Equity:
K12 Inc. stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,872,329 and 41,144,062 shares issued and 38,369,731 and 38,948,866 shares outstanding at March 31, 2015 and June 30, 2014, respectively	4	4
Additional paid-in capital	649,249	639,036
Accumulated other comprehensive loss	(952)	(112)
Accumulated deficit	(38,882)	(61,450)
Treasury stock of 3,502,598 and 2,195,196 shares at cost at March 31, 2015 and June 30, 2014, respectively	(75,000)	(48,548)
Total K12 Inc. stockholders’ equity	534,419	528,930
Total liabilities, redeemable noncontrolling interest and equity	$743,703	$711,667

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Revenues	$244,623	$235,222	$712,640	$687,507
Cost and expenses
Instructional costs and services	148,985	140,592	440,857	427,165
Selling, administrative, and other operating expenses	64,871	64,414	226,972	238,411
Product development expenses	3,337	2,831	10,065	11,916
Total costs and expenses	217,193	207,837	677,894	677,492
Income from operations	27,430	27,385	34,746	10,015
Interest expense, net	(315)	(12)	(134)	(125)
Income before income tax expense and noncontrolling interest	27,115	27,373	34,612	9,890
Income tax expense	(10,586)	(11,861)	(12,711)	(3,726)
Net income	16,529	15,512	21,901	6,164
Adjust net loss attributable to noncontrolling interest	484	437	667	1,080
Net income attributable to common stockholders, including Series A stockholders	$17,013	$15,949	$22,568	$7,244
Net income attributable to common stockholders per share, excluding Series A stockholders, through the conversion date September 3, 2013:
Basic	$0.46	$0.40	$0.60	$0.19
Diluted	$0.45	$0.40	$0.60	$0.19
Weighted average shares used in computing per share amounts:
Basic	37,211,634	39,596,798	37,334,598	39,136,667
Diluted	37,408,911	39,596,798	37,574,665	39,136,667

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands)
Net income	$16,529	$15,512	$21,901	$6,164

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	275	47	(840)	240

Total other comprehensive income, net of tax	16,804	15,559	21,061	6,404

Comprehensive loss attributable to noncontrolling interest	484	437	667	1,080

Comprehensive income attributable to common stockholders, including Series A stockholders	$17,288	$15,996	$21,728	$7,484

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	K12 Inc Stockholders
(In thousands, except share and	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total

Balance, June 30, 2014	41,144,062	$4	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$528,930
Net income (1)	—	—	—	—	22,568	—	—	22,568
Foreign currency translation adjustment	—	—	—	(840)	—	—	—	(840)
Purchase of treasury stock	—	—	—	—	—	(1,307,402)	(26,452)	(26,452)
Stock-based compensation expense	—	—	13,471	—	—	—	—	13,471
Exercise of stock options	96,984	—	513	—	—	—	—	513
Excess tax benefit from stock-based compensation	—	—	(716)	—	—	—	—	(716)
Issuance of restricted stock awards	822,698	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(51,150)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(667)	—	—	—	—	(667)
Repurchase of restricted stock for tax withholding	(140,265)	—	(2,388)	—	—	—	—	(2,388)
Balance, March 31, 2015	41,872,329	$4	$649,249	$(952)	$(38,882)	(3,502,598)	$(75,000)	$534,419

(1)         Net income excludes $(0.7) million due to the redeemable noncontrolling interests related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$21,901	$6,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,273	69,491
Stock-based compensation expense	13,471	16,199
Excess tax benefit from stock-based compensation	716	472
Deferred income taxes	4,149	122
Provision for doubtful accounts	1,442	1,206
Provision for excess and obsolete inventory	541	4,161
Benefit for student computer shrinkage and obsolescence	(262)	(555)
Changes in assets and liabilities:
Accounts receivable	(81,421)	(51,547)
Inventories	15,532	18,941
Prepaid expenses	(4,226)	(39)
Other current assets	(3,719)	(3,906)
Deposits and other assets	(425)	(351)
Accounts payable	(10,979)	2,759
Accrued liabilities	(1,995)	(2,165)
Accrued compensation and benefits	4,619	(2,535)
Deferred revenue	32,336	23,543
Deferred rent and other liabilities	2,510	(454)
Net cash provided by operating activities	46,463	81,506
Cash flows from investing activities
Purchase of property and equipment	(7,656)	(6,323)
Capitalized software development costs	(25,430)	(18,486)
Capitalized curriculum development costs	(12,194)	(11,324)
Investment in LearnBop Inc.	(6,512)	—
Mortgage note to managed school partner	—	(2,100)
Net cash used in investing activities	(51,792)	(38,233)
Cash flows from financing activities
Repayments on capital lease obligations	(16,743)	(16,988)
Purchase of treasury stock	(26,452)	(26,624)
Repayments on note payable	—	(390)
Proceeds from exercise of stock options	513	8,444
Excess tax benefit from stock-based compensation	(716)	(472)
Repurchase of restricted stock for income tax withholding	(2,388)	(4,270)
Net cash used in financing activities	(45,786)	(40,300)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,144)	879
Net change in cash and cash equivalents	(53,259)	3,852
Cash and cash equivalents, beginning of period	196,109	181,480
Cash and cash equivalents, end of period	$142,850	$185,332

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school district online programs, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Public School Programs (curriculum and services sold to managed and non-managed public schools), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that the Company does not manage), and International and Private Pay Schools (private schools for which the Company charges student tuition and makes direct consumer sales). The Company has managed program contracts in 34 states and the District of Columbia. In June 2014, the Company completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of the Company’s interest in an existing Middle East joint venture and its post-secondary business.

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

2.               Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2015 and 2014, the condensed consolidated statements of cash flows for the nine months ended March 31, 2015 and 2014, and the condensed consolidated statement of equity for the nine months ended March 31, 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2015 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date.

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

3.               Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended public schools, traditional schools, school districts, virtual charter schools, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended March 31, 2015 and 2014 were $89.1 million and $71.3 million, respectively, and for the nine months ended March 31, 2015 and 2014 were $241.9 million and $190.8  million, respectively.  For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

The Company generates revenues under turnkey management contracts with virtual and blended public schools which include multiple elements. These elements include providing each of a school’s students with access to the Company’s online school and the component of lessons; offline learning kits, which include books and materials to supplement the online lessons, where required, the use of a personal computer and associated reclamation services; internet access and technology support services; the services of a state-certified teacher, where required; and management and technology services necessary to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, management estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. Management reviews its estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three and nine months ended March 31, 2015 and 2014.

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

Each state or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company builds the funding estimates for each school, it is mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding. The estimates the Company makes each period on a school-by-school basis takes into account the latest information available to it and considers material relevant information at the time of the estimate.

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended March 31, 2015 and 2014, the Company’s revenue included a reduction for these school operating losses of $12.5 million and $14.1 million, respectively, and for the nine months ended March 31, 2015 and 2014, were $45.2 million and $39.8 million, respectively.

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

During the three months ended March 31, 2015 and 2014, the Company had a contract with the Agora Cyber Charter School (“Agora”) that represented approximately $34.4 million and $33.4 million of revenue, respectively.  During the nine months ended March 31, 2015 and 2014, the Company had a contract with Agora that represented approximately $95.0 million and $90.0 million of revenue, respectively.  Approximately 10% and 9% of accounts receivable was attributable to a contract with Agora as of March 31, 2015 and June 30, 2014.

In late fiscal year 2014, Agora commenced a request for proposal process for the services and products required to operate the school after the 2014-15 school year in connection with its charter renewal application. Agora had previously announced that it would absorb its general administrative services and certain human resources functions as well as name vendors for select services which are currently provided by the Company. On October 9, 2014, the Company entered into a three year contract with Agora for a reduced scope of services that will include academic curriculum to Agora beginning in the 2015-16 school year, consistent with its charter renewal.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. During the nine months ended March 31, 2014, the Company increased the provision for excess and obsolete inventory by $6.1 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve was $1.6 million and $9.1 million at March 31, 2015 and June 30, 2014, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended March 31, 2015 and 2014 was $7.1 million and $9.2 million, respectively. Depreciation expense for the nine months ended March 31, 2015 and 2014 was $21.6 million and $32.1 million, respectively.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers and tablets	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

During the nine months ended March 31, 2014, the Company updated the estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $6.3 million for computers that were estimated would not be returned by the Company’s students.  During the three and nine months ended March 31, 2015, the Company recorded $1.2 million and $3.9 million in accelerated depreciation, respectively, related to the estimate.

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

Capitalized software development additions totaled $25.4 million and $18.5 million for the nine months ended March 31, 2015 and 2014, respectively. During the nine months ended March 31, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either had no future use or were being sunset.  During the three and nine months ended March 31, 2015, there were no such write-downs of capitalized software projects.

Amortization expense for the three months ended March 31, 2015 and 2014 was $5.6 million and $3.9 million, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 was  $15.8 million and $15.3 million, respectively.  The amortization expense for the nine months ended March 31, 2014 included the write down.

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

Total capitalized curriculum development additions were $12.2 million and $11.3 million for the nine months ended March 31, 2015 and 2014, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. In addition, during the nine months ended March 31, 2014 the Company wrote down approximately $2.2 million of capitalized curriculum cost due to its decision to discontinue certain curriculum.  Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations.

Amortization expense for the three months ended March 31, 2015 and 2014 was $4.5 million and $4.3 million, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 was $13.0 million and $14.7 million, respectively.  The amortization expense for the nine months ended March 31, 2014 included the write down.  During the three and nine months ended March 31, 2015, there were no such write-downs of capitalized software projects.

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

Series A Special Stock

The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of March 31, 2015 and June 30, 2014.

Noncontrolling Interest

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. The Company’s condensed consolidated balance sheets reflect noncontrolling interests within the equity section of the condensed consolidated balance sheets, except for redeemable noncontrolling interests. Noncontrolling interest was classified separately in the Company’s condensed consolidated statements of stockholders’ equity. Except for the redeemable non-controlling interests, the businesses with non-controlling interests were sold during fiscal 2014, and therefore the Company no longer has these non-controlling interests after the sale date.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $0.7 million, respectively. Amortization expense for the nine months ended March 31, 2015 and 2014 was $1.9 million and $7.4 million, respectively. Future amortization of intangible assets is $0.7 million, $2.5 million, $1.9 million, $1.9 million and $1.9 million in the fiscal years ending June 30, 2015 through June 30, 2019, respectively, and $12.9 million thereafter. As of March 31, 2015 and June 30, 2014, goodwill balances were $67.2 million and $58.1 million, respectively.

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

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows the Company to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st.

On July 31, 2014, the Company acquired a 51% majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash (see Note 11). The purchase price allocation for the acquisition is preliminary; however, the Company does not expect the final purchase price allocation of LearnBop Inc. to be materially different.

The following table represents goodwill movements during the nine months ended March 31, 2015:

Rollforward of Goodwill	Amount
($ in millions)
Balance as of June 30, 2014	$58.1
Acquisition of LearnBop, Inc.	9.0
Adjustments due to foreign exchange translations	0.1
Balance as of March 31, 2015	$67.2

The following table represents the balance of intangible assets as of March 31, 2015 and June 30, 2014:

Intangible Assets:

	March 31, 2015			June 30, 2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(5.3)	$12.2	$17.5	$(4.6)	$12.9
Customer and distributor relationships	18.2	(8.9)	9.3	18.2	(7.7)	10.5
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$37.4	$(15.6)	$21.8	$37.4	$(13.7)	$23.7

As of December 31, 2014 the Company determined that based on the rebranding of the Institutional business, the Company fully amortized certain trade names that were no longer going to be used and recorded a $5.2 million impairment charge for the nine months ended March 31, 2014. There were no such impairment charges for the three months ended March 31, 2015 and March 31, 2014, or the nine months ended March 31, 2015.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such impairment charges for the three months ended March 31, 2015 and 2014, or the nine months ended March 31, 2015 and 2014.

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

The redeemable noncontrolling interest is a result of the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”) and the Company’s acquisition of LearnBop. Under the agreement, Middlebury College has an irrevocable election to sell all (but not less than all) of its membership interest to the Company (put right). As part of the acquisition agreement, LearnBop has an irrevocable election to sell all (but not less than all) of its ownership interest to the Company (put right). The fair value of the redeemable noncontrolling interests reflects management’s best estimate of the redemption value of the put rights.

The following table summarizes certain fair value information at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Redeemable Noncontrolling Interest in LearnBop, Inc.	3,000	$—	$—	3,000
Total	$19,801	$—	$—	$19,801

The following table summarizes certain fair value information at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Total	$16,801	$—	$—	$16,801

The following table summarizes the activity during the nine months ended March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended March 31, 2015
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	March 31,
Description	June 30, 2014	and Settlements	Gains/(Losses)	2015
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$—	$16,801
Redeemable Noncontrolling Interest in LearnBop, Inc.	—	3,000	—	3,000

Total	$16,801	$3,000	$—	$19,801

The fair values of the redeemable noncontrolling interests in the Middlebury Joint Venture and LearnBop were measured in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2014. As of March 31, 2015, the Company performed an internal analysis and determined there was no underlying change in the estimated fair market value for both Middlebury and LearnBop, Inc. This analysis incorporated a number of assumptions and estimates including the financial results of the joint ventures to date.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In thousands except shares and		(In thousands except shares and
	per share data)		per share data)
Basic and dilutive income per share:
Net income attributable to common stockholders, including Series A stockholders	$17,013	$15,949	$22,568	$7,244
Weighted average common shares — basic	37,211,634	39,596,798	37,334,598	39,136,667
Weighted average common shares — diluted	37,408,911	39,596,798	37,574,665	39,136,667
Basic net income per share	$0.46	$0.40	$0.60	$0.19
Diluted net income per share	$0.45	$0.40	$0.60	$0.19

For the three months ended March 31, 2015 and 2014, the dilutive shares totaled 197,277 and zero, respectively.  For the nine months ended March 31, 2015 and 2014, the dilutive shares totaled 240,067 and zero, respectively. At March 31, 2015, the Company had 41,872,329 shares issued and 38,369,731 outstanding.

The basic and diluted weighted average common shares were the same for the three and nine months ended March 31, 2014 as the inclusion of dilutive securities and Series A special stock prior to the conversion date would have been anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.  On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s proposed decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update (ASU), which is expected to be issued sometime during the second quarter of 2015.

4.            Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2015 and 2014, the Company’s effective income tax rate was 39.0% and 43.3%, respectively. For the nine months ended March 31, 2015 and 2014, the Company’s effective income tax rate was a 36.7% and 37.7%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign operations, state taxes, non-controlling interests, prior year favorable adjustments related to tax elections on the sale of certain businesses in June 2014 and current year permanent differences between book and tax treatment.

5.            Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of March 31, 2015 and June 30, 2014, respectively. As of March 31, 2015 and June 30, 2014, the cumulative annual borrowings outstanding under the lease line of credit was $32.3 million and $36.9 million, respectively, with lease interest rates ranging from 2.49% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company’s line of credit agreement with PNC Bank, N.A. (see Note 6). The net carrying value of leased student computers as of March 31, 2015 and June 30, 2014 was $21.6 million and $20.9 million, respectively.

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

The following is a summary as of March 31, 2015 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
As of June 30,	Leases
($ in thousands)

2015	$5,537
2016	16,197
2017	8,856
2018	2,601

Total minimum payments	33,191
Less amount representing interest (imputed weighted average capital lease interest rate of 2.65%)	(897)

Net minimum payments	32,294
Less current portion	(17,845)

Present value of minimum payments, less current portion	$14,449

6.            Line of Credit

On January 31, 2014, the Company executed a $100 million unsecured line of credit with Bank of America, N.A. to be used for general corporate operating purposes. The line has a five year term and bears interest at the higher of the banks’ Prime Rate, the Federal Funds Rate plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate. The Credit Agreement includes a $10 million letter of credit facility. Issuance of letters of credit reduces the availability of permitted borrowings under the Credit Agreement. The Company had no amounts outstanding on the line of credit and $0.2 million outstanding on the letter of credit facilities during the nine month period ended March 31, 2015.

The Credit Agreement contains a number of financial and other covenants that, among other things; restrict the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of March 31, 2015 and June 30, 2014, the Company was in compliance with these covenants.

7.  Equity Transactions

Stock Options

Stock option activity during the nine months ended March 31, 2015 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	516,485	14.20
Exercised	(96,984)	5.29
Forfeited or canceled	(137,490)	24.79

Outstanding, March 31, 2015	2,860,412	$20.52	4.24	$1,191

Stock options exercisable at March 31, 2015	1,882,851	$20.81	2.89	$689

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2015 was $0.5 million. The weighted-average grant date fair value of options granted during the nine months ended March 31, 2015 was $7.20.

As of March 31, 2015, there was $6.5 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.7 years. During the nine months ended March 31, 2014 the Company recorded additional stock-based compensation of $1.5 million associated with the accelerated vesting of option awards to its former Chief Executive Officer and other employees upon termination of employment.  During the three months ended March 31, 2015 and 2014, the Company recognized $1.0 million and $0.9 million, respectively, of stock-based compensation expense related to stock options. During the nine months ended March 31, 2015 and 2014, the Company recognized $3.1 million and $4.6 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2015 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Outstanding, June 30, 2014	979,595	$22.97
Granted	822,698	17.54
Vested	(403,286)	13.69
Forfeited or canceled	(51,150)	22.75

Outstanding, March 31, 2015	1,347,857	$22.44

As of March 31, 2015, there was $19.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the nine months ended March 31, 2015 was $7.0 million. During the nine months ended March 31, 2014 the Company recorded additional stock-based compensation of $2.5 million associated with the accelerated vesting of equity awards to its former Chief Executive Officer and other employees upon termination of employment.  During the three months ended March 31, 2015 and 2014, the Company recognized $3.4 million and $3.1 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2015 and 2014, the Company recognized $10.3 million and $11.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

8.  Related Party Transactions

During the nine months ended March 31, 2014, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At March 31, 2015 and June 30, 2014, the loan totaled $4.0 million and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property (see Note 10).

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

The receivable is due and the Company accrued interest up through December 31, 2014.  However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest.  Despite this, the Company continues to work with Web toward a mechanism for collection of this receivable. During the three months ended March 31, 2015 and 2014, the Company recorded interest income of zero and $0.2 million, respectively, associated with Web.  During the nine months ended March 31, 2015 and 2014, the Company recorded interest income of $0.4 million and $0.6 million, respectively.

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

The following table represents the preliminary purchase price allocation for LearnBop (in millions):

Amount
As of July 31, 2014
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

At any time after April 12, 2015, the fifth (5th) anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all (but not less than all) of its Membership Interest to the Company (put right). The purchase price for Middlebury’s Membership Interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company’s common stock. In addition, at June 30, 2014, MIL had not met certain milestones associated with its Language Academy summer camp programs. As such, Middlebury may exercise its option to either repurchase the camp programs at fair market value or be released from other contractual rights. Middlebury has not exercised either option.

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

12.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	March 31,
	2015	2014
	(In thousands)

Cash paid for interest	$628	$879
Cash paid for taxes, net of refunds	$8,291	$4,865

Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$12,098	$19,090
Supplemental disclosure of non-cash investing activities:
Business Combination:
— Current assets	$27	$—
— Property and equipment	$350	$—
— Intangible assets	$27	$—
— Goodwill	$8,982	$—
— Assumed liabilities	$(50)	$—
— Deferred revenue	$(23)	$—

13.       Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the nine months ended March 31, 2015, the Company paid approximately $26.5 million for the repurchase of 1,307,402 shares, at an average cost of $20.21 per share. As of March 31, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•                  Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2015.

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

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that this trend will translate into stronger demand for both our non-managed programs and Institutional Sales line of business (sold under the brand names FuelEducation or FuelEd).  At the same time, the managed program business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are expanding, and the governing boards of the virtual charter schools that contract with us are exercising their independent authority to modify their approach to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, the Agora Cyber Charter School recently renegotiated its service agreement and entered into a three-year contract with us to provide Agora students with the K12 curriculum starting in the 2015-2016 school year, with the school board deciding to self-manage its operations. Conversely, as more states and charter schools offer an online public school option, we believe that the option of contracting with us for a fully integrated, virtual school turnkey operation that we manage is attractive. Newly added customers who opted for a fully-managed virtual school include the North Carolina Virtual Academy and Maine Virtual Academy, which both will open for the 2015-2016 school year. To reflect these developments, we have therefore updated the classification of our previously described Managed Public Schools to a new classification of Public School Programs, which is described in greater detail below.

Public School Programs accounted for approximately 90% of our revenue in the nine months ended March 31, 2015, and are sold mostly to virtual and blended public charter school customers. Public School Programs include both Managed and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed Programs, however, do not offer primary administrative oversight. We currently have Managed Program contracts in 34 states and the District of Columbia.

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

Our International and Private Pay Schools include three online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, during the past year, we owned and operated the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12. In June 2014, we completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of our interest in an existing Middle East joint venture and our post-secondary business.

For the nine months ended March 31, 2015, we increased revenues to $712.6 million from $687.5 million in the same period in the prior year, a growth rate of 3.7%. Over the same period, we increased operating income to $34.7 million from $10.0 million in the prior year period, and net income to common stockholders to $22.6 million, as compared to $7.2 million in the prior year period. The operating income for the nine months ended March 31, 2014 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

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
• Pre-kindergarten

Enrollment Data

The following table sets forth total average enrollment data for students in Public School Programs. Public School Programs include both virtual and blended public schools where a district or independent board has contracted with K12 to provide a full-time program of educational products and services. Enrollments are classified into Managed Programs and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed Programs, however, do not offer primary administrative oversight.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change	Change %	2015	2014	Change	Change %
Public School Programs
Managed Programs (1), (3)	115,330	120,862	(5,532)	-4.6%	116,198	121,443	(5,245)	-4.3%
Non-managed Programs (1)	20,165	14,603	5,562	38.1%	20,341	14,509	5,832	40.2%
Total Public School Progams (2)	135,495	135,465	30	0.0%	136,539	135,952	587	0.4%

(1)         If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.

(2)         Public School Programs include enrollments for which K12 receives no public funding or revenue.

(3)         Managed Program enrollments are lower than those reported in our historical average student enrollments for Managed Public Schools (see table below) due to reclassifying certain schools that meet the current definition of a Non-managed Program.

Also provided for reference are the disclosures for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015	2014	Change	Change %	2015	2014	Change	Change %
Managed Public Schools
Average Student Enrollments (1)	121,011	124,964	(3,953)	-3.2%	121,950	125,514	(3,564)	-2.8%
International and Private Pay Schools
Total Student Enrollments	6,225	5,686	539	9.5%	23,658	23,105	553	2.4%
Total Semester Course Enrollments	21,120	22,595	(1,475)	-6.5%	69,708	73,036	(3,328)	-4.6%

(1)         The Managed Public Schools average enrollments include enrollments for which we may receive no public funding. Additionally, Managed Public Schools enrollments include all programs which have been classified as turnkey programs or where substantial management services are performed in accordance with the contract.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The Company is expanding its disclosure on revenue for fiscal year 2015. The following table provides detail on student enrollments revenue in Public School Programs. The following represents our revenue for these lines of business for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 / 2014		March 31,		2015 / 2014
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Public School Programs
Managed Programs	$213,230	$205,970	$7,260	3.5%	$612,344	$592,466	$19,878	3.4%
Non-managed Programs	9,324	6,764	2,560	37.8	31,009	22,302	8,707	39.0
Public School Programs	222,554	212,734	9,820	4.6	643,353	614,768	28,585	4.6
Institutional Sales	10,954	9,487	1,467	15.5	35,670	35,952	(282)	(0.8)
International and Private Pay Schools	11,115	13,001	(1,886)	(14.5)	33,617	36,787	(3,170)	(8.6)
Total	$244,623	$235,222	$9,401	4.0%	$712,640	$687,507	$25,133	3.7%

Also provided for reference is the revenue disclosure for the lines of business consistent with the disclosure provided in previous years.

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2015 / 2014		March 31,		2015 / 2014
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Managed Public Schools	$216,910	$208,538	$8,372	4.0%	$623,534	$600,746	$22,788	3.8%
Institutional Sales	16,598	13,683	2,915	21.3	55,489	49,974	5,515	11.0
International and Private Pay Schools	11,115	13,001	(1,886)	(14.5)	33,617	36,787	(3,170)	(8.6)
Total	$244,623	$235,222	$9,401	4.0%	$712,640	$687,507	$25,133	3.7%

The following table sets forth statements of operations data in dollars and as a percentage of revenues for each of the periods indicated:

	Three Months ended March 31,				Nine Months ended March 31,
	2015		2014		2015		2014
	($ in thousands)				($ in thousands)
Revenues	$244,623	100.0%	$235,222	100.0%	$712,640	100.0%	$687,507	100.0%

Cost and expenses
Instructional costs and services	148,985	60.9	140,592	59.8	440,857	61.9	427,165	62.1
Selling, administrative, and other operating expenses	64,871	26.5	64,414	27.4	226,972	31.8	238,411	34.7
Product development expenses	3,337	1.4	2,831	1.2	10,065	1.4	11,916	1.7
Total costs and expenses	217,193	88.8	207,837	88.4	677,894	95.1	677,492	98.5
Income from operations	27,430	11.2	27,385	11.6	34,746	4.9	10,015	1.5
Interest expense, net	(315)	(0.1)	(12)	—	(134)	—	(125)	—

Income before income tax expense and noncontrolling interest	27,115	11.1	27,373	11.6	34,612	4.9	9,890	1.4
Income tax expense	(10,586)	(4.3)	(11,861)	(5.0)	(12,711)	(1.8)	(3,726)	(0.5)
Net income	16,529	6.8	15,512	6.6	21,901	3.1	6,164	0.9
Adjust net loss attributable to noncontrolling interest	484	0.2	437	0.2	667	0.1	1,080	0.2
Net income attributable to common stockholders, including Series A stockholders	$17,013	7.0%	$15,949	6.8%	$22,568	3.2%	$7,244	1.1

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

Revenues.  Our revenues for the three months ended March 31, 2015 were $244.6 million, representing an increase of $9.4 million, or 4.0%, from $235.2 million for the same period in the prior year. Public School Program revenue increased $9.8 million, or 4.6%, year over year. The growth in Public School Program revenue was primarily attributable to increases in funding in certain states, among other factors, while overall enrollments were flat year over year.  Managed Program enrollments declined 4.6%, while corresponding revenue increased 3.5% for the three months ended March 31, 2015 compared to 2014 due primarily to increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school), and other factors. Institutional Sales revenue increased $1.5 million, or 15.5%, year over year. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional Sales increased $2.8 million or 34.8%. International and Private Pay Schools revenue decreased $1.9 million, or 14.5%, from the prior year due to the sale of certain businesses. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, International and Private Pay Schools revenue increased $2.0 million, or 22.4%.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2015 were $149.0 million, representing an increase of $8.4 million, or 6.0%, from $140.6 million for the three months ended March 31, 2014. This increase in expense was primarily associated with the increased hiring of teachers, increases in salary and other personnel benefits to teachers and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome.  Instructional costs and services expenses were 60.9% of revenue during the three months ended March 31, 2015, a slight increase from 59.8% for the three months ended March 31, 2014, reflecting the increased hiring of teachers noted above.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2015 were $64.9  million, representing an increase of $0.5  million, or 0.8% from $64.4 million for the three months ended March 31, 2014. Selling, administrative, and other operating expenses were 26.5% of revenue during the three months ended March 31, 2015, a slight decrease from 27.4% for the three months ended March 31, 2014. The reduction as a percentage of revenue primarily reflects our ongoing overall cost savings initiatives.

Product development expenses.  Product development expenses for the three months ended March 31, 2015 were $3.3 million, representing an increase of $0.5 million, or 17.9% from $2.8 million for the three months ended March 31, 2014. As a percentage of revenues, product development expenses increased to 1.4% for the three months ended March 31, 2015, as compared to 1.2% for the same period in the prior year.

Interest expense, net.  Net interest expense for the three months ended March 31, 2015 was $0.3 million as compared to net interest expense of zero in the same period in the prior year. Net interest expense was primarily associated with approximately zero and $0.2 million in interest income during the periods ended March 31, 2015 and 2014, respectively, from our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases. During the three months ended March 31, 2015, we placed our Web investment on non-accrual status and ceased accruing interest income given the delay in efforts to expatriate the cash.

Income tax expense.  We had income tax expense of $10.6 million for the three months ended March 31, 2015, or 39.0% of income before taxes, as compared to an income tax expense of $11.9 million, or 43.3% of our income before taxes for the three months ended March 31, 2014. The decrease in the effective tax rate for the three months ended March 31, 2015 is primarily due to a more favorable impact of the domestic manufacturing deduction.

Net income.  Net income was $16.5 million for the three months ended March 31, 2015, compared to net income of $15.5 million for the three months ended March 31, 2014, representing an increase of $1.0  million. During the fiscal year ended June 30, 2014, the Company sold certain businesses which were approximately break-even.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2015 was $0.5 million as compared to net loss attributable to noncontrolling interest of $0.4 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments.

Comparison of the Nine Months Ended March 31, 2015 and March 31, 2014

Revenues.  Our revenues for the nine months ended March 31, 2015 were $712.6 million, representing an increase of $25.1 million, or 3.7%, from $687.5 million for the same period in the prior year. Public School Program revenue increased $28.6 million, or 4.6%, year over year. The growth in Public School Program revenue was primarily attributable to increases in funding in certain states, among other factors, while overall enrollments were flat year over year.  Managed Program enrollments declined 4.3%, while corresponding revenue increased 3.4% for the nine months ended March 31, 2015 compared to 2014 due primarily to increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school), and other factors. Institutional Sales revenue decreased $0.3 million, or 0.8% from the prior year. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional Sales increased $3.0 million, or 9.3%. International and Private Pay Schools revenue decreased $3.2 million, or 8.6%, from the prior year due to the sale of certain businesses. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, International and Private Pay Schools revenue increased $7.0 million, or 26.2%.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2015 were $440.9 million, representing an increase of $13.7 million, or 3.2%, from $427.2 million for the nine months ended March 31, 2014. During the nine months ended March 31, 2014, there was $18.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of these charges, instructional costs and services would have increased $32.3 million, or 7.9%. The increase in expense was primarily associated with the increased hiring of teachers, increases in salary and other personnel benefits to teachers and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome.  Instructional costs and services expenses were 61.9% of revenue during the nine months ended March 31, 2015, a decrease from 62.1% for the nine months ended March 31, 2014.  Excluding the impact of the charges noted above, instructional costs and services were 59.4% of revenue for the nine months ended March 31, 2014. The increase as a percentage of revenue reflects the increased hiring of teachers and related benefits described above.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2015 were $227.0 million, representing a decrease of $11.4 million, or 4.8%, from $238.4 million for the nine months ended March 31, 2014. Included in expense during the nine months ended March 31, 2014 was $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that were to no longer be used. Excluding these charges, selling, administrative, and other operating expenses increased $1.2 million, or 0.5% for the nine months ended March 31, 2014.  Selling, administrative, and other operating expenses were 31.8% of revenue during the nine months ended March 31, 2015, a decrease from 34.7% for the nine months ended March 31, 2014.  Excluding the impact of the charges noted above, selling, administrative, and other operating expenses were 32.8% of revenue for the nine months ended March 31, 2014.  The reduction as a percentage of revenue primarily reflects our overall cost savings initiatives.

Product development expenses.  Product development expenses for the nine months ended March 31, 2015 were $10.1 million, representing a decrease of $1.8 million, or 15.1% from $11.9 million for the nine months ended March 31, 2014. As a percentage of revenues, product development expenses decreased to 1.4% for the nine months ended March 31, 2015, as compared to 1.7% for the same period in the prior year. The decrease was primarily a result of increased capitalized costs for development projects and an overall decrease in employee related costs supporting product development activities.

Interest expense, net.  Net interest expense for the nine months ended March 31, 2015 was $0.1 million as compared to net interest expense of $0.1 million in the same period in the prior year. Net interest expense was primarily associated with approximately $0.4 million and $0.6 million in interest income during the periods ended March 31, 2015 and 2014, respectively, from our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases. During the nine months ended March 31, 2015, we placed our Web investment on non-accrual status and ceased accruing interest income given the delay in efforts to expatriate the cash.

Income tax expense.  We had an income tax expense of $12.7 million for the nine months ended March 31, 2015, or 36.7% of income before taxes, as compared to income tax expense of $3.7 million, or 37.7% of our income before taxes for the nine months ended March 31, 2014. Excluding the impact of the accelerated depreciation and amortization, severance and inventory excess reserves of $31.2 million during the nine months ended March 31, 2014, the income tax expense would have been $16 million, or an estimated 38.9% of income before taxes for the nine months ended March 31, 2014.  The remaining decrease in the effective tax rates for the nine months ended March 31, 2015 is primarily due to the impact of domestic manufacturing activity deduction and income tax benefit recognized in the current year related to the tax elections on the sale of certain foreign operations in June 2014.

Net income.  Net income was $21.9 million for the nine months ended March 31, 2015, compared to net income of $6.2 million for the nine months ended March 31, 2014, an increase of $15.7 million. During the fiscal year ended June 30, 2014, the Company sold certain businesses which were approximately break-even.

Noncontrolling interest.  Net loss attributable to noncontrolling interest for the nine months ended March 31, 2015 was $0.7 million as compared to net loss attributable to noncontrolling interest of $1.1 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments.

Liquidity and Capital Resources

As of March 31, 2015, we had net working capital, or current assets minus current liabilities, of $346.1 million. Our working capital includes cash and cash equivalents of $142.9 million, including $4.6 million associated with our two joint ventures, and accounts receivable of $275.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2015.

On January 31, 2014, we executed a $100 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. The line has a five-year term and bears interest at the higher of the bank’s Prime Rate, the Federal Funds Rates plus 0.50% or the LIBOR Rate plus 1.00%; plus the applicable rate and incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of March 31, 2015 and June 30, 2014, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit and $0.2 million outstanding on the letters of credit.

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

As of March 31, 2015, the aggregate outstanding balance under the lease lines of credit was $32.3 million. Borrowings bore interest at rates ranging from 2.49% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2015 was $46.5 million compared to $81.5 million for the nine months ended March 31, 2014. The $35.0 million decrease in cash provided by operations between periods was primarily attributable to changes in working capital, including an accounts receivable increase due to revenue growth and timing of receipts, among other factors.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2015 was $51.8 million compared to $38.2 million for the nine months ended March 31, 2014, an increase of $13.6 million. This increase was due primarily to the $6.5 million investment in LearnBop and a $9.2 million increase in capital expenditures for property and equipment, capitalized software and curriculum, offset by the investment in a mortgage note to a managed school partner for $2.1 million that was made in the prior year.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2015 was $45.8 million compared to $40.3 million during the nine months ended March 31, 2014. Our primary use of cash in financing activities was in connection with our share repurchase program for the purchase of treasury stock, and the payment of capital lease obligations incurred for the acquisition of student computers. For the nine months ended March 31, 2015, the Company purchased treasury stock which totaled approximately $26.5 million. The Company made $26.6 million in treasury stock purchases during the nine months ended March 31, 2014. At March 31, 2015, there were no shares remaining under the plan for repurchase. The nine months ended March 31, 2015 included approximately $7.9 million less in proceeds from the exercise of stock options than in the prior year period. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $10.0 million related to long-term lease commitments on buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At March 31, 2015 and June 30, 2014, we had cash and cash equivalents totaling $142.9 million and $196.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2015, a 1% gross increase in interest rates earned on cash would result in a $1.4 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2015, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At March 31, 2015, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 2.              Issuer Purchases of Equity Securities.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. For the nine months ended March 31, 2015, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.21 per share. As of March 31, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 28, 2015