Form 10-K
period 2015-06-30
K12 INC
filed 2015-08-04
CIK 1157408

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2014 was approximately $343,512,091. Aggregate market value excludes an aggregate of approximately 9,399,456 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of the registrant's common stock outstanding as of July 31, 2015 was 38,304,395.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended June 30, 2015, are incorporated by reference into Part III of this Form 10-K.

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

  •
  inability to achieve a sufficient level of new enrollments to sustain our business model;

  •
  failure to enter into new managed school contracts or renew existing contracts, in part or in their entirety;

  •
  failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;

  •
  declines or variations in academic performance outcomes of the students and schools we serve as curriculum and testing standards evolve;

  •
  harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;

  •
  legal and regulatory challenges from opponents of virtual public education or for-profit education companies;

  •
  discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;

  •
  termination of our contracts with schools due to a loss of authorizing charter;

  •
  entry of new competitors with superior technologies and lower prices;

  •
  unsuccessful integration of mergers, acquisitions and joint ventures;

  •
  failure to further develop, maintain and enhance our technology, products, services and brands;

  •
  inadequate recruiting, training and retention of effective teachers and employees;

  •
  infringement of our intellectual property; and

  •
  disruptions to our Internet-based learning and delivery systems resulting from cyber-attacks.

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

PART I

ITEM 1.    BUSINESS

Company Overview

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. We provide a continuum of technology-based educational products and solutions to public school districts, public schools, virtual charter schools, private schools and families as we strive to transform a student's learning experience into one that delivers individualized education on a highly scalable basis. In 2013, AdvancEd, a non-profit international accreditation agency for schools and school systems, renewed our five year quality assurance accreditation.

        As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers to be effective in online instruction, provide turn-key management services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many benefits of virtual and blended learning to complement and transform traditional schools. These strengths enable us to provide a unique set of products and services primarily to three lines of business that share many common attributes, including curriculum, learning systems, management expertise, logistical systems and marketing. These businesses are: Public School Programs, which is comprised of Managed Programs and Non-managed Programs (as more fully described below), Institutional Sales (educational products and services sold to school districts, public schools and other educational institutions that we do not manage), and International and Private Pay Schools (private schools for which we charge student tuition and make direct consumer sales).

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
  •
  Public School Programs

          In fiscal year 2015 ("FY2015"), we revised the description of the line of business previously known as Managed Public Schools due to the changing nature of some customer contracts. Specifically, we now describe the line of business as Public School Programs which includes both virtual and blended public schools where a district or independent charter board contracts with K12 to provide a full-time program of educational products and services. The Public School Programs are classified as Managed Programs and Non-managed Programs. Managed Programs are where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs are where K12 provides curriculum and technology, and the school has an option to contract for instruction or other services. Non-managed Programs do not offer primary administrative oversight. In FY2015 our Public School Programs accounted for approximately 90% of our revenue.

          Virtual Public Schools.    In full-time virtual public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state certified teachers. In addition to providing our course catalog, course materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. The majority of our revenue is derived from long-term service agreements with the governing authorities of these virtual public schools.

          Blended Public Schools.     In addition to providing services to full-time virtual public schools, we also sell our products and services to blended public schools that combine online and face-to-face instruction in many different arrangements with varying amounts of time spent in a physical learning center.

          For both virtual and blended Managed Programs, the governing authority with control over the schools negotiates contractual terms with us for all aspects of the management of the schools, including monitoring academic achievement, teacher recruitment and training, student enrollment and marketing, compensation recommendations for school personnel, financial management, procurement of curriculum, computers and other required services and equipment. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority's policies. Funding is provided primarily by state governments. For the 2014-15 school year, we provided these turn-key management services to Managed Programs in 32 states and the District of Columbia.

  •
  Institutional Sales

          We work closely as partners with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental offerings. In addition to curriculum, systems and programs, we provide teacher training, teaching services and other support services. Our Institutional Sales customers include public schools, school districts, private schools, charter schools and early childhood learning centers. Additionally, we operate Middlebury Interactive Languages LLC ("MIL"), which was created as a joint venture with Middlebury College to develop and market online foreign language courses (see Notes to Consolidated Financial Statements, Note 10). For the 2014-15 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

  •
  International and Private Pay Schools

          We operate three online private schools: The K12 International Academy, the George Washington University Online High School and the Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for quality online education. Our principal customers are U.S. students, including those who reside in states where the online public school option is not available, as well as expatriate families and foreign students who wish to study in English. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or to supplement their child's traditional education.

        We continue to make significant capital investments in our infrastructure and resources intended to improve student academic outcomes, including: (i) the ongoing development and enhancement of our curriculum and software; (ii) implementation of a new learning management platform for our high school students; (iii) corporate and school infrastructure to improve scalability, increase security, and attain cost savings; (iv) purchase and delivery of student computers and (v) conversion of interactive instructional products to enable delivery through tablets and mobile devices.

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

        In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. In school year 2014-15, we served virtual public schools with Managed Programs in 32 states and the District of Columbia, specifically: Alaska, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming. We also serve schools in all 50 states through our Institutional Sales business.

Our Market

        The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

  •
  According to the National Center for Education Statistics ("NCES"), a division of the U.S. Department of Education, over 48 million students attended K-12 public schools in the 2012-13 school year, and nearly five million students enrolled in private schools in the 2012-13 school year. In addition, according to a report by National Home Education Research Institute, there are approximately two million home-educated students in the United States. Many of these students took an online course and a small percentage enrolled in a full-time online program. As of July 2015, five states mandated the completion of an online course prior to high school graduation (Keeping Pace Report, 2014). Multi-district fully online schools served an estimated 315,000 students in 30 states during the 2013-14 school year. Eleven states have enacted online course choice laws as of October 2014.

  •
  According to the NCES, the public school system alone encompassed more than 98,800 schools and approximately 14,000 districts during the 2012-13 school year.

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

        Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, public charter schools emerged in 1988 to provide an alternative to traditional public schools and, have seen enrollments grow by 225% over the past 10 years according to the Center for Education Reform. As of June 2015, more than 1 million students are on waiting lists to attend a charter school, and there are approximately 6,400 public charter schools operating in 42 states and the District of Columbia with an estimated enrollment of over 2.5 million students. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost to deliver education.

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

        We anticipate that full-time virtual schools will meet the needs of a small percentage of the overall K-12 student population, but do represent and will continue to represent a large and growing opportunity in absolute terms. Across our educational programs, families come from a broad range of social, economic and academic backgrounds. They share the desire for individualized instruction to maximize their children's potential. Examples of students for whom this solution fits include, but are not limited to, families with: (i) students seeking to learn at their own pace; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are underserved in traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek more flexibility than traditional brick and mortar schools can provide, such as student-athletes and performers who are not able to attend regularly-scheduled classes; (vi) college-bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement ("AP"), honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts; and (ix) students of military families who desire high quality, consistent education across moves. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals. Our Public School Programs, which generated the majority of our revenue (approximately 90% in fiscal 2015), serve this demand.

        Most students in the United States will continue to be educated in school buildings and classrooms. However we also believe that the academic benefits for certain student segments, combined with the significant savings for taxpayers, will continue to drive states and districts to incorporate online solutions into their school-based programs. One of the challenges traditional schools continue to face is adoption of technology and innovative new learning devices. Our Managed Programs offer a complete solution for districts and schools that need a turn-key option and we also offer, through our Non-managed Programs and our Institutional Sales business, online curriculum and services on a solutions-oriented, individualized basis for those customers who need less than a full-service offering. We believe this range of options creates the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution's capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our curricula can address local market needs.

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

Our Business Lines

Public School Programs

        In 2015 we redefined the Managed Public School line of business to what we now describe as Public School Programs to reflect different contractual arrangements requested by our customers and to correspondingly improve the description of our business. As previously discussed, our Public School Programs are comprised of (i) Managed Programs where we provide substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services, and (ii) Non-managed Programs where we provide curriculum and technology, and offer contractual options for instruction or other services. We provide our Managed Programs and our Non-managed Programs to both virtual and blended public school customers.

        We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). At the same time, the Managed Programs business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are expanding and the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, during recent contract renewal negotiations for fiscal year 2016 and beyond, some of our managed public school customers decided to transition to a self-managed model. While these schools continued to purchase our curriculum and some of our management and technology services, they assumed more of the daily operational responsibilities for themselves. Conversely, as new states offer an online public school option, we believe that contracting with us for a fully integrated, virtual school turn-key operation that we manage remains attractive. For the 2015-16 school year, customers in states that recently authorized virtual public schools and then opted for a Managed Program include the North Carolina Virtual Academy and Maine Virtual Academy.

Virtual Public Schools

        The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools we serve. In addition to a comprehensive course catalog, related books and physical materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. Full-time virtual public school students receive online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, and obtain instruction from certified teachers with whom they interact online, telephonically, in synchronous virtual classroom environments, and sometimes face-to-face. In a Non-managed virtual public school, the level of instructional and/or academic support service varies or may not be provided depending on the needs of the school. In either case, for parents who believe their child is not thriving in their current public school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice.

        Virtual public school students are also provided the opportunity to participate in a wide variety of school activities, including outings and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

        Virtual public schools managed by K12 (often named virtual academies) serve K-8 or K-12 students, principally utilize the K12 curriculum and attract both mainstream and academically at-risk students. These virtual academies also include Insight schools, which serve middle school and high school students and tend to focus on academically at-risk students, and iQ Academies, which also are for middle school and high school students.

Blended Public Schools

        In addition to our full-time virtual public schools, we offer a variety of management and support services and sell our products to blended public schools, which are public schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent in a physical learning center. For the 2014-15 school year, we managed blended public schools in California, Illinois, Indiana, Minnesota, New Jersey and Pennsylvania.

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

        Our Flex school model is a unique blended school model, where middle and high school students attend a learning center five full days per week and access and engage in their individualized online lessons in an open study lab while receiving face-to-face direct instruction in areas of particular need from onsite, state certified teachers. Flex schools leverage many of the capabilities of a virtual school with the advantages of a physical school environment. One example of this model is the Silicon Valley Flex School in California.

        Another type of blended school option is the Passport school which utilizes a similar instructional model as a Flex school but is especially designed for academically at-risk students, particularly those who have previously dropped out of high school, and therefore includes more counseling and support services. Due to the reality that many Passport students have work and/or child care responsibilities, most students spend half of each day on-site, working on-line and face to face with teachers, and complete the remainder of their daily work away from the learning center. The Hill House Passport Academy in Pennsylvania is an example of a Passport school.

Institutional Sales

        Public schools and school districts are increasingly adopting online solutions to cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. State education funds traditionally allocated for textbook and print materials are now also being authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. To address these growing needs, our Institutional Sales business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full and part-time virtual, to blended learning and other options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional Sales business is to partner with public schools and school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning. Our FuelEd suite of offerings has grown and includes K12 curriculum, FuelEd Online Courses, FuelEd Anywhere Learning Systems ("ALS") and Middlebury Interactive Languages curriculum. Our extensive catalog of online curricula can address specific student needs, including AP, honors programs, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer highly qualified state-certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

        In addition to our extensive curricula catalog, Institutional Sales offers the Personalize, Engage and Achieve platform ("PEAK") and PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single-user interface, multiple, independent online school-based functions. Schools can enroll students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. The PEAK Library currently supports the majority of the K12 curriculum portfolio and teachers can build and modify assignments, assessments and courses to augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third-party solutions, open educational resources and district and teacher-created content. For students, teachers and administrators, PEAK eliminates the complexity of managing multiple accounts and roles and provides a consistent online environment for full-time, credit recovery, world languages or blended classroom programs. We believe increasing ease-of-use for administrators and teachers is a critical factor in improving student support and therefore, improving student outcomes. PEAK addresses this need by serving all of the online instructional needs of a school or district in an integrated, data-driven manner.

        In FY2015, we increased our focus on our Institutional Sales business and augmented our capabilities by continued investment in our direct and indirect sales network and our product offerings. We added supplemental math and English language learner products and delivered a new middle school curriculum that is modular and mobile compatible with a variety of tools to enhance the learning experience. We have also expanded our customer services team to support our growing relationships and employ teachers across the United States to serve students and train school administrators and teachers.

        For the 2014-15 school year, we served school districts or individual schools in all 50 states and the District of Columbia through our Institutional Sales business, including those where the legal framework restricts or prohibits state-wide online public school programs. Based upon school districts' and academic administrators' growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct-to-district distribution channel offers further significant growth potential.

International and Private Pay Schools

        We operate a variety of private schools that meet the needs of students ranging from simple correspondence courses to challenging college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families and foreign students who desire a U.S. high school diploma and wish to study in English. For the 2014-15 school year, we served students in more than 100 countries. In addition, we have entered into agreements which enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

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

        The Keystone School ("Keystone") is a private school that has been an innovator in home education and distance learning for over 35 years. Students attend Keystone for middle and high school on a full or part-time basis. It serves students through online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our FuelEd curriculum and provides a lower-cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and AdvancED.

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

  Consumer Sales

        We also sell individual online courses directly to families. These purchasers desire to educate their children outside of the traditional public school system or to supplement their child's existing public school education without the aid of an online teacher. Customers of our consumer products have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child's needs. Typical applications include summer school course work, home schooling and educational supplements.

Our Business Strategy

        Our business strategy is driven by our mission to maximize every child's potential by transforming the educational experience, delivering a quality education to schools and their students, and supporting our customers in their quest to improve academic outcomes. In furtherance of those objectives, we plan to leverage the investments we have already made in our curriculum and learning systems. These investments include initiatives to improve the effectiveness of our school workforce, develop new instructional approaches to increase student and parental engagement, and enhance our curriculum and systems architecture. This strategy, intended to align with education industry trends, consists of the following:

        Deliver better student outcomes.    We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we will continue to (i) invest in training and professional development for our teachers and school leaders, (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, virtual science labs, AP test prep, specialized cohort academies and Family Academic Support Team initiatives, (iii) enhance our curriculum to make it more engaging, adaptive and accessible to all students anywhere, and (iv) update our content as state standards and state assessments change. We will also focus our marketing and enrollment efforts on educating students and families on the unique demands of the online learning environment to position students enrolled in our virtual schools for success.

        Improve student retention in our virtual schools.    To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual schools because they are designed as an alternative public school option. We therefore refined our marketing programs to attract students who are most likely to succeed in a non-classroom based environment with the expectation of increasing academic success and student retention, while all students are eligible to enroll consistent with state requirements (e.g. enrollment caps, prior public student). Once students are enrolled, programs such as the Family Academic Support Team affect early intervention and focused engagement strategies, strive to help students stay on track, improve engagement and ultimately give students a better chance at academic success.

        Introduce New and Improved Products and Services.    We intend to continue to expand our product line and offerings, both internally and through licensing or strategic acquisitions of product portfolios, including pursuing greater use of and access to tablet and mobile technology and adaptive learning technologies and solutions. In addition, we are endeavoring to serve new charter schools that attract students who are seeking career and technical education and schools with deep science, technology, engineering and math ("STEM") offerings.

        Increase Enrollments at Existing Virtual and Blended Public Schools.    In the 2015-16 school year, we will manage virtual and blended public schools in 32 states and the District of Columbia. While we plan to increase enrollments at these schools, some state regulations and school governing authorities and districts still limit or cap student enrollment or enrollment growth. We intend to work with schools, legislators, state departments of education, educators and parents to find solutions that will remove enrollment restrictions and allow access for every child who is interested in attending a virtual or blended public school.

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

        Accelerate Institutional Sales.    The breadth of our FuelEd catalog, now ranging from pre-K to 12th grade, our instructional capabilities and our capacity to simplify a school district's management of multiple digital programs and vendors through our PEAK technology platform are the key drivers for Institutional Sales growth. We will continue to work to accelerate the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and personalized learning for their students.

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

        Pursue Strategic Partnerships and Acquisitions.    We may pursue opportunities with highly-respected institutions where we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students. We may also pursue selective acquisitions at attractive valuations that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies.

Products and Services

Educational Philosophy

        The primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including alignment with states that have adopted the Common Core State Standards ("CCSS") and the Common Core Assessments. We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

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

  •
  Facilitate Flexibility to Accommodate Variations in Ability.  We believe that each student should be challenged appropriately, where "challenge" is both a matter of the difficulty inherent in the subject matter, and also the pace at which the subject matter is presented. Generally, adequate progress for most students is to complete one academic year's curriculum within a traditional school year. Each individual student may take greater or fewer instructional hours and make more or less effort than the average student to achieve this progress. Our learning systems are designed to facilitate this flexibility in order to ensure that the appropriate amount of time and effort is allocated to each lesson.

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

Academic Performance

        Our fundamental goal for every child who enrolls in a virtual public or private school managed by us, or a program offered through a school district, is to improve his or her academic performance. In 2015, we published our annual academic report that examines achievement in our managed public school programs measured against both state tests (which vary widely) and a nationally normed adaptive test which provides a common measure of academic growth across all of the managed schools we serve. By analyzing and communicating the results of our efforts, we aim to provide data for school boards and parents as they exercise school choice options, and to help educators working to improve academic achievement for every child in our increasingly diverse schools. The 2015 K12 Annual Academic Report ("2015 Academic Report") can be found online at http://www.k12.com/what-is-K12/results. It is significantly more comprehensive than the 2014 Academic Report and, among other improvements, has been expanded to: (i) cover all the managed public school programs, (ii) contain individual school academic profiles on student performance on state assessments in grades 3-8 for reading and mathematics and high school (end-of-course/graduation tests), (iii) provide persistence data for each school (the relationship between length of enrollment and performance on state assessments), and (iv) include percentages of students eligible for free or reduced-price lunch who achieve state proficiency levels. The 2015 Academic Report also continues to provide the results for each school on the Scantron Performance Series ("Scantron") tests, which measures annual student academic growth compared to the growth achieved by a national norm group, as explained further below. We believe that none of our competitors serving virtual public schools publishes this volume or depth of academic performance data and analytics.

        Each of the 32 states and the District of Columbia in which we manage virtual public schools measures academic performance using different state accountability methods. Under the No Child Left Behind Act ("NCLB"), each state was required to adopt its own annual measurable objectives ("AMOs") for the percentage of students expected to score at or above a pre-set proficiency level or "cut" score on state reading and math tests, with the requirement that 100% proficiency be achieved by the overall student population and defined subgroups by the end of the 2013-2014 school year. Failure to make adequate yearly progress ("AYP") triggers a variety of corrective actions for such schools in need of improvement. According to a November 2012 report by the Center for Education Policy, nearly half of the nation's public schools (48%) did not achieve AYP in 2011, with some states exceeding that AYP failure rate and others falling below. Recognizing the limitations in the NCLB approach for measuring academic performance, the U.S. Department of Education began formally granting waivers from some requirements of NCLB, and as of February 2015, 42 states, the District of Columbia and 8 school districts in California have been granted waivers. In connection with these waivers, most states have replaced AYP tied to fixed proficiency levels and are using alternative state accountability systems to measure academic performance. Only four states in which we manage public schools have not received waivers under NCLB.

        The disparate state accountability systems under the NCLB waivers are also in flux as states transition to new college and career-ready standards and assessments for curriculum content, which is a condition for the grant of an NCLB waiver. To meet that condition, most states have adopted the Common Core State Standards ("CCSS") and one of the two online assessment methods aligned to those standards, the Smarter Balanced Assessment Consortium ("Smarter Balanced") or the Partnership for Assessment of Readiness for College and Careers ("PARCC"). Most recently, some states in which we operate, such as South Carolina and Indiana, that originally adopted CCSS have withdrawn from using CCSS and announced they will rely on their own state-developed standards and assessments, while others have decided not to use the PARCC or Smarter Balanced assessments and develop their own assessment aligned with CCSS, such as Ohio. Still other states in which we operate never adopted the CCSS, including Virginia and Texas.

        As noted, states with NCLB waivers generally no longer make AYP determinations and are using alternative accountability measures, including various "growth model" assessments. While these growth models can have different assumptions, methodologies and analytics from state-to-state, their primary purpose is to determine how much a student learns over the course of a school year by measuring actual learning gains. For example, a growth model may reveal that a student who enrolled two years behind grade level in math realized a full year of improvement; but still falls below the cut score proficiency level used with AYP measures.

        During this period of NCLB waivers and CCSS transition, we share the view taken by many states that assessing a student's academic performance by his or her learning growth is a more accurate measure of a school's effectiveness than attaining a static proficiency score. Therefore, in addition to reporting state assessment outcomes in our 2015 Academic Report, many of the schools we manage also measure academic performance using a nationally normed computer adaptive testing program provided by Scantron, an independent provider of web-based K-12 assessments. With the Scantron testing, we believe we obtain reliable and comparable pre- and post-test results to assess the efficacy of our programs that have been implemented across multiple states with different standards and accountability systems. The Scantron testing also gives us a common measure of academic growth for every student, whether below, at or above grade level. As an adaptive test, Scantron also adjusts in real time in response to a student's answers, and thus more accurately reveals the student's level of mastery.

        The Scantron adaptive assessment tests are taken by virtual school students from their homes at the beginning and end of the school year. The percentage of students who took these tests during the 2013-2014 school year at each of our managed public schools is reported in the 2015 Academic Report. While we recognize that students may be unsupervised while taking Scantron tests, the score trends from such tests relative to scores from state tests (which in most cases are closely proctored, including for the students in the managed public schools we serve) are similar, suggesting that the un-proctored approach for the Scantron test does not affect the accuracy of the Scantron results. In addition, the Scantron test results for an individual student are used to measure his or her performance over the school year, and thus are given twice each year in the early fall and late spring. Teachers and staff use the test results to develop an education plan for each student, where appropriate, and to guide teachers to tailor their instructions to the student's needs and relative strengths. The test results are not used to grade or "place" students relative to their age group, and thus students and their parents have no incentive to cheat or seek outside help on an un-proctored test. More fundamentally, the Scantron tests are adaptive and proactive. That is, if the program senses that the student is answering questions too rapidly or is answering questions of increasing difficulty well beyond his or her grade level, the program will report the test results as "spoiled" to the teacher assigned to that student, and the test will be administered again with different questions. For these reasons, we believe the Scantron test results are a reliable indicator of the student's progress in proficiency in reading and mathematics over the course of a school year.

        We recognize that as state-specific accountability models continue to evolve, the virtual public schools we manage in those states will be measured for academic performance against those frameworks and may yield different results than the Scantron nationally normed tests. As a result, we are continuously evaluating our approach to instruction and assessment. Accordingly, to adjust to the developing state accountability models, going forward we may use multiple informative assessments together with or in lieu of Scantron. We anticipate that this new approach ultimately will better prepare the students for success in our managed public schools as measured by their state assessment requirements.

        In addition to the complexities involved in measuring academic performance of students, the statewide virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include high percentages of students who enter behind grade level or under-credited, high student mobility, high enrollment growth rates, lack of control over the student learning environment and higher than average percentages of students in student populations eligible for free or reduced-price lunch. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency than students eligible for reduced-price lunch, and both groups underperformed students identified as not eligible for subsidized meals. We provide proficiency information in reading and mathematics for grades 3-8 at our managed public schools for students that are free lunch eligible, reduced price eligible, and not eligible for subsidized lunches in our 2015 Academic Report.

        In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance. Our analysis and data in our 2015 Academic Report confirm this research and provides tables comparing the performance of students in grades 3-8 who have been enrolled in our managed schools for less than one year, enrolled for at least one year but less than two, enrolled for two years but less than three, and enrolled for three years or more. Further, for high school, our 2015 Academic Report shows end of course (EOC) proficiency assessment, as well as high school graduation test (HSGT) proficiency, comparing students who were enrolled for less than a year, for one year, for two years and for three years or more. The 2015 Academic Report also provides proficiency and enrollment persistency data on a school by school basis where data is available.

        While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs, such as Strong Start, our Family Academic Support Teams and Embark12 (described below under "Our Products"). To monitor student learning progress during the school year, we are adding multiple equivalent assessments at the lesson, unit and semester level to ensure that our measurement of mastery is reliable and valid, as well as adopting data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

We also began to use a diagnostic assessment tool in some schools to be able to develop individualized learning plans for new students who often start school before their academic records are provided to us from their previous school.

        In furtherance of our goal to improve academic performance, in fiscal year 2014 we established an Academic Committee of the K12 Board of Directors comprised of three members. The primary role of the Academic Committee is to make recommendations and assist management in discharging its responsibility to ensure continuous improvement in academic outcomes for the public and private schools served by the K12. With input and oversight from the Academic Committee, the education experts who are members of our K12 Educational Advisory Committee ("EAC"), formed in 2013, will further improve our focus on academic achievement and growth goals as well as advising us on specific tactics to be successful in these areas. The EAC met four times in FY 2015. The members of our EAC are:

  •
  Dr. Andrew Porter, former Dean of the Graduate School of Education, University of Pennsylvania

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

  •
  Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts

  •
  Ms. Ann Foster, former Senior Vice President Strategy, Business Development and Connected Learning for Harcourt Education Group

  •
  Ms. Millie Fornell, former Chief of Staff, Miami-Dade School District

  •
  Ms. Jessie Woolley-Wilson, President, CEO and Chairman of the Board of DreamBox Learning, Inc.

Our Products

        Our product approach is to continue investing in systems and technology to educate students more effectively and efficiently. Much of our investment has been in the development of K-12 online courses and management systems. We are planning specialized courses and programs designed to remediate the rapidly increasing number of students who are enrolling in schools behind grade level. Specifically, we are making, licensing or acquiring more individualized learning programs for students using adaptive learning technology, which requires a significant financial commitment to license or acquire, integrate and develop a specialized curriculum and a complex database.

        As school districts confront the same issues that we are experiencing in the managed public schools, we believe that our solutions could gain widespread acceptance. During the past few fiscal years, we built a new K-6 math curriculum, a new K-3 English language arts curriculum, and a remedial reading course, all based on the latest educational research and pedagogical methods. In addition, our PEAK system provides school districts and administrators a better way to manage their online education programs and content. In 2014, we entered into an agreement to transition our high school learning management system to Desire2Learn, a pioneer in next-generation digital education systems. The Desire2Learn platform is used by over 100 K-12 organizations, and provides an industry-leading student experience which should help us improve student engagement, retention and outcomes for our managed schools. It is expected to also significantly advance our efforts to deliver a more mobile-ready curriculum because of its mobile-ready capabilities which exceed the capabilities of our current systems. We expect to complete our transition to the Desire2Learn platform for high school by the fall of 2015.

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

        Our investment strategy is not limited, however, to curriculum and systems. We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start student onboarding program, we implemented a diagnostic assessment tool that allows us to create individualized learning plans for new students who often start school with us before their academic records arrive. We are also offering Family Academic Support Teams ("FAST") in many of our schools. The purpose of the FAST program is to ensure students are ready to engage in their learning experience by helping them overcome non-academic barriers, including family, health, psychological, or social issues that create obstacles to achieving academic success for some students. Additionally, we continue to invest in improving the quality of our teachers and school leaders through professional development efforts.

Curriculum

        K12 has one of the largest digital curriculum portfolios for the K-12 online education industry. The K12 curriculum consists of online lessons, offline instructional kits and materials and lesson guides. We offer an extensive catalog of proprietary courses designed to teach concepts to students from pre-kindergarten through 12th grade. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. We have more than 700 courses across kindergarten, elementary, middle and high school, including world languages. This combined portfolio contains over 108,000 hours of instructional content and over one million visual, audio and interactive instructional elements in our asset repository.

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

        Online Lessons.    Our K12 online lessons or curricula are accessed through a proprietary learning management platform, which we call our Online School ("OLS") for K-8 students and the eCollege platform for high school students, as well as a number of other common industry platforms for students who access our FuelEd Online Courses and our FuelEd ALS. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands-on materials, to create an engaging, responsive and highly-effective curriculum. The formative and periodic summative, online assessments ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student's assignments and assessments, are also included.

        Learning Kits.    Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student receives a shipment of materials, including award-winning textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. Most of the textbooks we use are proprietary, written by K12 to be verbally engaging and visually appealing to students, with careful control of reading levels, and to complement the online experience. Through fiscal year 2015, we also created and/or converted additional K12 textbooks used across our courses into an electronic format, enabling us to offer options to enhance the student experience without physical books. We believe that our ability to effectively combine online lessons and materials—to develop, deliver and implement them together for instruction—is a competitive advantage.

        Lesson Guides.    Our courses are generally paired with a lesson guide. Lesson guides work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Pre-K and K-8 Courses

        From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English language arts, mathematics, science, history, art, music and world languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; our pre-K offering, which we refer to as EmbarK12, introduces students to core subjects through cross-curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas—the "big ideas" that each student will need to master the major subject areas, meet state standards, including those formulated as the CCSS, and complete more advanced coursework. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

        Our K12 second generation elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging and efficient while integrating rewards, interactive practice and a virtual world. Our Fundamentals of Geometry and Algebra course completes our proprietary K-8 math offering. These courses support students at various skill levels via targeted, timely remediation, embody CCSS and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed 114 courses specifically created for the public school standards in 16 states; we are aligning our courses to the CCSS and the Common Core Assessments; and in addition to the ongoing evolution of our K-5 Math+ program, we have also created over 85 custom Math+ sequences to serve specific state needs.

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

        FuelEd Online Courses.    We also offer curriculum to schools and school districts marketed as our FuelEd Online Courses product line. FuelEd Online Courses are aligned to state and national standards, including many to the CCSS, and include more than 180 courses for middle and high school students, featuring core, AP, elective and credit recovery courses. FuelEd's Online Courses are developed by subject matter experts, designed by multimedia teams and delivered by highly qualified instructors. FuelEd classes are primarily delivered over the Internet in a classroom or virtual setting, and use a variety of interactive elements to keep students engaged throughout. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into FuelEd's courses.

        FuelEd Anywhere Learning System ("FuelEd ALS").    Our FuelEd ALS courseware is currently in use in almost 5,000 public and private K-12 schools, public charter schools, colleges, correctional institutions, centers of adult literacy, military education programs and after-school learning centers. FuelEd ALS provides an integrated offering of instructional software and assessment for reading, mathematics, language arts, science, writing, history, government, economics and geography for grade levels K-12. In addition, we also provide assessment testing and instructional content for the General Educational Development ("GED") test. These products are designed to provide for LAN, WAN and Internet delivery in schools and support Windows and Macintosh platforms. Spanish-language versions are available for mathematics and language arts in grade levels 1-6.

        Middlebury Interactive Languages ("MIL").    We offer digital world language courses and residential summer language academies through MIL. These offerings include immersive language courses for K-12 students based on Middlebury College's pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age-appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. We offer Chinese, French, German and Spanish courses for elementary, middle and high school students. In addition, MIL has developed a summer English language learner ("ELL") curriculum and new, digital, supplemental ELL courses for middles school student to be used in a blended environment. MIL also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in Vermont and internationally in Quebec, Spain and China.

Innovative Learning Applications

        In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to develop new technologies and learning applications and adapt our curriculum to new technology devices and platforms.

  •
  Mobile Learning:  We have created a number of mobile tools and applications. We currently offer a total of 47 applications now available for download. As of June 30, 2015, these "apps" have been downloaded over 2.3 million times since 2012. We continue to deploy innovative educational tools for the mobile environment. With the increase in the use of mobile devices, we expect our mobile applications will create the ability for a student to learn "on-the-go," allowing for more continuous learning, engagement and mastery of content. We offer certain applications for both phones and tablets available via Apple iTunes, Google Play and Amazon marketplaces, adapting many of our award-winning curriculum features for the mobile application space. In addition, we rolled out our first fully mobile-enabled courseware in the fall of 2014, consisting of nine courses at the middle school level utilizing the Blackboard Mobile Learn app. These courses feature more than 9,000 mobile friendly interactives.

  •
  Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K-12 concepts, including: narrative/immersive styles, rewards, persistent data, and complex algorithms. These games make use of extensive research and educational best practices and address targeted learning objectives. Our offering includes nine interactive games and an innovative review and practice portal called Noodleverse. Noodleverse includes approximately 3,000 activities and is designed for K-3 students in conjunction with the K12 language arts program.

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

  •
  eBook and Digital Book Distribution:  Through fiscal year 2015, we have created or converted additional K12 textbooks (now totaling 93) used across our courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student's reading experience, reinforce the student's learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (e.g. Kindle, Nook). Web accessibility features for disabled students are made use of where currently possible.

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

Online School Platform-Learning Management System

        For our K12 curriculum users in grades K-8, we provide a proprietary learning management system, our OLS platform. The OLS is a significant part of our ongoing effort to provide the most engaging and productive learning experience for students. The OLS platform is an adaptive, intuitive, web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student's progress. The OLS is also the central system through which students, parents, teachers and administrators interact using Kmail and Class Connect (our integrated synchronous session scheduler). During fiscal year 2015, we completed a number of major releases of our platform intended to enhance the capabilities available to our learning coaches, increase teacher efficiency and drive overall academic achievement. In 2014, we entered into an agreement to transition our high school learning management system to Desire2Learn, a pioneer in next-generation digital education systems. The Desire2Learn platform is used by over 100 K-12 organizations, and provides an industry-leading student experience which should help us improve student engagement, retention and outcomes for the managed schools we serve. It is expected to also significantly advance our efforts to deliver a more mobile-ready and accessible curriculum because of its capabilities. We completed our pilot program during the 2014-15 school year and will transition to the Desire2Learn platform for high school in the fall of 2015.

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

  •
  Progress Tracking Tools.  Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day's schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our progress tracking tool regarding student performance, attendance and other data are transferred to our proprietary TotalView for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention equal to student needs.

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

TotalView

        TotalView is our proprietary student information system. TotalView is integrated with the OLS and several other proprietary systems including our online enrollment system that allows parents to complete school enrollment forms online and our Order Management System that generates orders for learning kits and computers to be delivered to students. TotalView stores student specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. The TotalView suite of online applications provides administrators, teachers, parents and students a unified view of student progress, attendance, communications, and learning kit shipment tracking. TotalView includes a sophisticated means of documenting student engagement in required classroom activities, identification of those students struggling with grade level state content standards, and previous year's performance on state tests. TotalView also includes Kmail, our internal communications system. Through Kmail, administrators and teachers can communicate electronically with learning coaches and students. TotalView also includes an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past several years, we have enhanced TotalView with additional functionality to better support the operation of the virtual and blended public schools.

PEAK

        Institutional Sales offers an innovative platform called PEAK and the PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single-user interface multiple, independent online school-based functions. Schools can enroll and activate students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. In addition, through the PEAK library, teachers can build and modify assignments, assessments and courses and can augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third-party solutions, open educational resources and district and teacher-created content. In fiscal year 2015, PEAK served nearly 900 school districts and school partners and more than 300,000 student enrollments. As more districts adopt online learning, they are demanding more control and flexibility in running their programs. PEAK provides unparalleled capabilities for districts wanting to operate multiple solutions or catalogs from a single application and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

        We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

        Teachers and Related Services.    Teachers are critical to students' educational success. Teachers in the virtual and blended public schools that we manage are typically employed by the school, with the ultimate authority over these teachers residing with the school's governing body. As part of our service agreements, we typically contract to recruit, train and provide management support for these teachers. Historically, we have seen significant demand for teaching positions in the virtual and blended public schools that we manage. For our Institutional Sales customers, we provide instructors as needed using our staff of highly qualified and state-certified teachers and trainers.

        We use a rigorous evaluation process for making teacher hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state's requirements for designation as a "Highly Qualified Teacher." We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students' families. We assess these teacher characteristics using a customized online assessment as part of the hiring process. Throughout a teacher's employment in a managed program, we provide tools for teacher management and evaluation. When appropriate, we also provide recommendation to the schools boards and partners we serve regarding teacher personnel decisions.

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

        Advanced and Special Education Services.    We believe that our learning systems are able to effectively address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who oversees the special education programs at the schools we serve. We assist and facilitate the development and implementation of "individualized education plans" for students with special needs, and each school's special education program is designed to be compliant with the federal Individuals with Disabilities Education Act and all state special education requirements. Each special needs student is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment seminars, clubs, and mentoring opportunities. Advanced students are connected to each other across state boundaries through learning circles, book clubs, and other special-interest activities. In addition, for students needing English language learning assistance ("ELL Students"), we work with the schools and parents to advise on these programs, including with translation services in our enrollment centers.

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

        Accreditation.    In 2013, AdvancED renewed our accreditation for another five years. AdvancED serves more than 30,000 public and private schools and districts across the United States and is the parent company of North Central Accreditation Association Commission on Accreditation and School Improvement, Northwest Accreditation Commission and the Southern Association of Colleges and Schools Commission on Accreditation and School Improvement. The schools we manage also maintain regional accreditations with other accrediting associations.

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

  •
  sophisticated government affairs knowledge and experience in virtual school regulatory environments; and

  •
  competitive pricing.

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

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

        We seek to increase public awareness of the educational and fiscal benefits of individualized online learning options through full-time virtual and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

        Our student recruitment and marketing team is responsible for generating interest in new student enrollments, managing the consumer sales business, conducting market and customer research, defining, packaging and pricing our product offerings to customers, and enhancing the experience of students enrolled in the schools we serve through the development and operation of student clubs and parent support opportunities. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

Operations

        The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses may receive multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student's curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2015, we assembled approximately 7.1 million items into more than 806,000 kits.

        Over our fifteen years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

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

        Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two issued patents. Further, two U.S. patents were issued for our systems and methods of online foreign language instruction. We have submitted patent applications in the United States and in foreign countries for aspects of the second generation of our virtual school application, and two U.S. patents and one foreign patent have been issued.

        We own and register the copyrights to the lessons contained in the courses that comprise our proprietary curriculum. We also have obtained federal and state registrations for numerous trademarks that are related to our offerings and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks. As a result of the acquisitions we have made, we also own U.S. and foreign trademarks and a portfolio of domain names.

        We grant licenses to individuals to use our software in order to access our online learning systems. Similarly, schools are granted a license to use our online learning systems in order to access TotalView and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

        Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Employees

        As of June 30, 2015, we had approximately 4,800 employees, including approximately 2,600 teachers. A majority of these employees are located in the United States. In addition, there are approximately 2,700 teachers who are employed by virtual or blended public schools that we manage under turn-key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

        Obtaining new legislation in the remaining states can be a protracted and uncertain process. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and political climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors including, but not limited to, the regulations of the state educational authorities, whether the overall political environment is amenable to school choice, whether current funding levels for virtual school and blended schools enrollments are adequate and accessible, and the presence of non-profit and for-profit competitors in the state.

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

        To be eligible for state funding, some states require that virtual and blended public schools be organized under not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school's operations to retain its tax- exempt status. It may not delegate its responsibility and accountability for the school's operations. Our service agreements with these virtual and blended public schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

        Laws and regulations affect many aspects of operating a virtual or blended public school. They can dictate the content and sequence of the curriculum, the methods for counting student enrollments for funding purposes, graduation requirements, use of approved textbooks, the length of the school year and the school day, the accessibility of curriculum and technology to students with disabilities, teacher:student ratios, the assessment of student performance and any accountability requirements. In addition, a virtual or blended public school may be obligated to comply with states' requirements to offer programs for specific populations, such as students at risk of dropping out of school, advanced and talented students, non-English speaking students, pre-kindergarten students and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school's compulsory attendance requirements, treatment of absences and make-up work, and access by parents to student records and teaching and testing materials.

        In addition to federal laws protecting the privacy of student education records, a growing number of states are enacting laws to protect the privacy of student data and to guard against its misuse. As a general matter these laws are designed to prevent third-party vendors to schools from using student data for non-educational purposes and ensuring the security of personally identifiable information. In addition, virtual or blended public schools may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

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

        There remains uncertainty about the extent to which virtual and blended public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual and blended public schools is still evolving, especially as technology advances. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States routinely conduct audits of these schools, to verify enrollment, attendance, information technology security, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency's different interpretation of law in a particular state, or the application of facts to such law, could result in findings of non-compliance, potentially affecting funding.

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

Federal Laws Applicable to Virtual Public Schools and Blended Schools

        Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

        No Child Left Behind Act ("NCLB") and NCLB Waivers.    Through the funding of the Title I programs for disadvantaged students under the Elementary and Secondary Education Act ("ESEA"), as amended by NCLB, the federal government requires public schools to develop a state accountability system based on academic standards and assessments developed by the state. Each state must set yearly targets, or annual measurable objectives ("AMOs"), which specify the percentage of students that it expects to score at or above a proficiency level (or "cut" test score) in reading and math, and must determine what constitutes adequate yearly progress ("AYP") toward that goal. NCLB set a deadline to ensure that no later than the 2013-14 school year, 100% of students, including those in all identified subgroups (such as economically disadvantaged, limited English proficient and minority students) are proficient. If a Title I school does not make AYP as defined in the state's plan for two or more consecutive years, the local education agency ("LEA") is required to identify the school as needing school improvement, which triggers a series of mandated consequences, such as allowing students to transfer to another public school served by the LEA (which may include a virtual or blended public school), providing supplemental tutoring services, and ultimately the restructuring of the schools' operations.

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

        As of July 2014, 42 states plus the District of Columbia have obtained NCLB waivers, as well as eight school districts in California after their state application was denied. Only four states have not applied for waivers and waivers are pending for two states. Of the 33 states and the District of Columbia where we currently serve students in Managed Programs, 28 states and the District of Columbia have received waivers from the DOE. Of the remaining four jurisdictions where we manage schools, Wyoming and Iowa are pursuing waivers. California has chosen not to continue pursuing a waiver, and Washington had its waiver revoked in April 2014.

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

        By its terms, the NCLB expired on September 30, 2007, but remains in effect until Congress either reauthorizes or amends the statute.

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

        Communications Decency Act.    The Communications Decency Act of 1996 ("CDA") provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an online school platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet-based collaboration software and we may offer certain online community platforms for students and parents. While the CDA affords us with some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

        Other Federal Laws.    Other federal laws that may apply to virtual managed schools depend on the demographics associated with that school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to ELL Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. There are also other federal laws and regulations that affect other aspects of our business such as the identify theft rules adopted by the Federal Trade Commission and for which we have adopted policies to ensure compliance. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

ITEM 1A.    RISK FACTORS

Risks Related to Government Funding and Regulation of Public Education

The majority of our revenues come from Public School Programs and depend on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the managed public schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

        The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may also be affected by conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008-13 and significant declines in public school funding. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

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

  •
  Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid- year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have service agreements with 16 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than ten percent of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. At this time, many states still have budget issues. The specific level of federal, state and district funding for the coming years is not yet known and, taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding as the economic conditions improve.

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

  •
  From time to time, government funding to schools is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2012, due to shortfalls in its general revenue funds, California announced that it would be deferring its per- student attendance payments to all public schools until early fiscal year 2013, which significantly increased our accounts receivable balance.

The poor performance or misconduct by us or operators of other virtual public schools, public school district virtual learning programs or blended schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business.

        As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public school, school district virtual learning program or blended school operators will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance could also lead to termination of an approved provider status in some jurisdictions. Beyond academic performance issues, some virtual school operators have been subject to governmental investigations alleging the misuse of public funds or financial irregularities. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. Although these investigations have focused on specific companies and individuals, or even entire industries in the case of for-profit higher education companies, they may negatively impact public perceptions of virtual public schools, public school district virtual learning programs or blended school providers generally, including us. The precise impact of these negative public perceptions on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of particular malfeasance or performance issues involved. We have incurred significant costs in several states advocating against harmful legislation which, in our opinion, was aggravated by negative media coverage about us or other operators. If these few situations, or any additional misconduct, cause all virtual public school, school district virtual learning program and blended school providers to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or enter into or renew contracts to operate virtual or blended schools. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. In addition, these factors could serve as the impetus for more restrictive legislation which could limit our future business opportunities, such as the restrictions enacted in Tennessee which capped enrollment growth but were repealed in 2015.

Opponents of virtual and blended public schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

        We have been, and will likely continue to be, subject to public policy lawsuits filed against virtual and blended schools by those who do not share our belief in the value of this form of public education. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. For example, in 2014, the New Jersey Education Association, the state affiliate of a national teachers union, challenged the grant of a charter to the Newark Preparatory Charter School that was contracting with us for educational products and services. In this instance, the court denied the union's challenge and sustained the grant of the charter. In the Matter of the Grant of a Charter to the Merit Preparatory Charter Sch. and in the Matter of the Grant of a Charter to the Newark Preparatory Charter Sch., 435 N.J. Super. 273 (App Div. 2014)

Should we fail to comply with the laws and regulations applicable to the Public School Programs and the Institutional Sales districts we serve, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

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

        In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2015, approximately 90% of our revenue was derived from Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in January 2015, the State of Delaware revoked the charter for the Maurice J. Moyer Academy Charter School due to non-performance of charter requirements.

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

        As the provision of online K-12 public education matures, novel issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other areas of education and education at different levels. For example, for-profit education companies that own and operate post-secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a free public education with no federal or state loans necessary for tuition, laws could be enacted that make for- profit management companies serving such schools subject to similar or other restrictions.

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

        In fiscal year 2015 we had contracts with 75 Managed Programs to provide our full range of products and services in 32 states and the District of Columbia. Some of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Due to significant advance notice provisions or on the request of a school's charter authority, we usually begin to engage in renewal negotiations before and during the final year of these contracts and any renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. For example, in fiscal year 2015, the Agora Cyber Charter School ("Agora") renegotiated its service agreement and entered into a three-year contract with us to purchase our curriculum and certain technology services, while the school board assumed the daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or reenroll a sufficient number of students, our business, financial condition and results of operations will be adversely affected.

        Our revenues are a direct function of how many students are enrolled in our Public School Programs, the number of school districts and students who subscribe to the programs offered in our Institutional Sales business, and the enrollments in our three international and private pay schools.

        Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While our Public School Programs also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If our Public School Programs experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, result of operations and financial conditions would be adversely affected.

        Similarly, at the start of each new school year students who had remained enrolled through the end of the previous year may have graduated from eighth or twelfth grade or have left our Public School Programs for any number of reasons. To the extent our Public School Programs do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year, based upon enrollment objectives determined by the governing authority of those schools. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

        We also contract with virtual public schools and schools districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of our customers with Non-managed Programs are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or our Non-managed Program partners are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

As we continue to refine and focus our marketing efforts, and support the enrollment activities for our Managed Programs, changes in our marketing efforts and enrollment activities could lead to decline in overall enrollment at the schools we serve.

        As parents evaluate public school choices for their children, we are focusing our marketing efforts to better attract students who we believe are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years, while the schools continue to accept any student who seeks to enroll. Our focused efforts may not be wholly successful, and could lead to an overall decline in enrollment for our Managed Programs, thus adversely affecting our revenue and results from operations.

The student demographics at the schools we serve have been changing, which can lead to higher costs and affect our ability to sustain or grow our operating income.

        The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our Public School Programs have experienced in recent years a higher at-risk student population, requiring supplemental services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also add to our total costs.

        Education of high school students is generally more costly than K-8 as more teachers with subject matter expertise (e.g. chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our Public School Programs, our costs are likely to increase.

        As our costs structure evolves due to the demographics, educational profile and mix of the students enrolled in our Public School Programs, our profit margins may decline, and we may have increasing difficulty in sustaining or growing our operating income commensurate with our revenues.

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

        The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards or the standards of the "NCLB" where still applicable, or the conditions of waivers to NCLB requirements granted to states by the U.S. Department of Education. Like many traditional brick and mortar public schools, not all of the managed public schools we serve meet the requirements of NCLB or state accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school's closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect a school's standing under federal and state accountability systems. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards. Moreover, Congress may amend the NCLB statute or state authorities may change their testing benchmarks in ways that negatively impact the schools we serve.

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

        Many states have adopted the CCSS, also known as the College and Career Readiness Standards, but are not choosing to use the assessments developed by two national testing consortia that align with the CCSS curriculum. Instead, these states are electing to use existing or state-developed assessments to evaluate student performance. As a result, it has been reported in many states that students learning under the CCSS but continuing to be tested under the existing state proficiency tests have experienced sharp declines in test results. As the managed public schools we serve undertake this transition, and given the growing number of at-risk students enrolling in these schools, perceived academic performance could temporarily or permanently suffer such that these schools may become a less attractive alternative, enrollments could decline, and our financial condition and results of operations could be negatively impacted.

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

If market demand for online options in public schooling does not increase or continue or if additional states do not authorize or adequately fund virtual or blended public schools, our business, financial condition and results of operations could be adversely affected.

        Over the previous five fiscal years, we entered into service agreements for managed virtual public schools and blended schools in many new states bringing our total to 32 states and the District of Columbia for the 2014-15 school year. Without adding additional states, our Public School Program revenues may become increasing dependent on serving more virtual schools in existing states. We also may not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results from operations and financial conditions would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

        As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In both our Public School Programs and Institutional Sales businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, price competition in the Institutional Sales business is vigorous. In addition, some of our Managed Programs could seek to transition to a self-administered school by seeking competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Regulatory frameworks on the accessibility of technology and curriculum are continually evolving due to legislative and administrative developments and the rapid evolution of technology, which could result in increased product development costs and compliance risks.

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

Our Managed Programs business revenues are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

        We recognize revenues ratably from certain of our fees charged to Managed Programs over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Programs we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school's operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our revenues, results from operations and cash flows.

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

  •
  our operation of traditional or brick and mortar schools, as well as Flex schools used on a full-time basis by students accessing our curriculum online under the supervision of certified teachers and supporting instructors, has necessitated different management skills and presented additional risks compared to those in our core Managed Programs business;

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

  •
  our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp; and

  •
  our continual efforts to innovate and pilot new programs to enhance student learning may not always succeed or may encounter unanticipated opposition.

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

        High quality teachers are critical to maintaining the value of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the managed public schools and school districts we serve must provide competitive compensation packages to attract and retain such qualified teachers.

        The teachers in most managed public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit the governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our Public School Programs must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various managed public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Public School Programs and Institutional Sales businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the managed public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

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

        Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. For example, in FY2014 we discontinued the use of our Aventa Learning and A+ brands and introduced a new brand for marketing all of the curriculum and programs we offer to school districts under the FuelEd brand. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

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

Unauthorized disclosure or manipulation of student, teacher and other sensitive data, whether through breach of our network security or otherwise, could expose us to costly litigation, jeopardize our contracts with virtual public schools or blended schools, and damage our reputation.

        Maintaining our network security and internal controls over access rights is of critical importance because our systems store proprietary and confidential student, parent and teacher information, such as names, addresses, and other personal information. Although we have developed systems and processes that are designed to protect this information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our systems. The techniques used to obtain unauthorized access or breach security systems change frequently and may be difficult to detect. Therefore we may be unable to anticipate these techniques or implement adequate preventative measures. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors' technology and systems, could expose us or our students, parents or teachers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business.

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

  •
  numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;

  •
  emerging state student data privacy laws which require schools to adopt privacy policies applicable to virtual schools; and

  •
  federal laws that govern schools' obligations to ELL Students.

        In addition, the laws applicable to the Internet are still developing. These laws impact pricing, advertising, taxation, consumer protection, quality of products and services, and are in a state of change. New or amended laws may also be enacted, which could increase the costs of regulatory compliance for us or force us to change our business practices. As a result, we may be exposed to substantial liability, including significant expenses necessary to comply with such laws and regulations and indemnification of schools we operate for liabilities resulting from a school's failure to comply with such laws and regulations.

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

We may be unable to keep pace with changes in our industry and advancements in technology as our business and market strategy evolves.

        As changes in our industry occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We also make investments in existing or new businesses, including investments in technology and expansion of our business lines. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

        As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the advent of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

Middlebury College exercised its right under our joint venture agreement to require us to purchase its ownership interest in our joint venture, which could adversely affect our financial condition or cause dilution to stockholders.

        As a result of the May 4, 2015 put notice from Middlebury College, we are obligated to purchase Middlebury's interest in the joint venture at a mutually agreed upon fair market value, or for a value determined by an independent valuation. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option, which form of consideration has not yet been determined. In accordance with the terms of the joint venture agreement, we are in the process of determining the redemption cost value. It is uncertain what the value will be and therefore, we cannot at this time determine the form of the redemption payment and the exact impact to our financial condition or dilution to stockholders.

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

        In addition, we are subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. Regulatory changes that increase the number of workers eligible for overtime based on salary levels and other labor costs may increase in the future which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

        The Patient Protection and Affordable Care Act, which was adopted in 2010 and is being phased in over several years, may significantly affect the provision of both healthcare services and benefits in the U.S. As these phases become effective, we evaluate the impact on our business and the steps necessary to mitigate such impact, including potential further modifications to our current benefit plans and operational changes to minimize the effect of the legislation on our cost structure. If we cannot effectively modify our programs and operations in response to these mandates, our business, financial condition and results of operations may be adversely impacted.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in approximately 176,000 square feet of office space in Herndon, Virginia. The facilities are under leases that expire between August 2019 and May 2022. In addition, we lease approximately 171,000 square feet in multiple locations throughout the United States under individual leases that expire between November 2015 and July 2021.

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We vigorously defend these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the "NYSE") under the symbol "LRN." Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of August 4, 2015, there were 39 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2015	$17.63	$12.53
March 31, 2015	17.71	10.07
December 31, 2014	16.59	11.08
September 30, 2014	24.51	15.96
June 30, 2014	$26.20	$21.14
March 31, 2014	23.55	19.66
December 31, 2013	31.66	17.15
September 30, 2013	38.14	25.95

Stock Performance Graph

        The graph below matches the cumulative return of holders of K12 Inc.'s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in our common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2010 and tracks it through June 30, 2015. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

 COMPARISON OF TWENTY QUARTER CUMULATIVE TOTAL RETURN(1)(2)
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-10	30-Jun-11	30-Jun-12	30-Jun-13	30-Jun-14	30-Jun-15
LRN	100	146	123	138	136	90
Peer Group Index	100	97	91	82	100	85
S&P 500	100	126	131	149	169	174
Russell 2000	100	133	134	155	175	181
Nasdaq Composite	100	129	137	153	180	192

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

Stock-based Incentive Plan Information

        The following table provides certain information as of June 30, 2015, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
as of June 30, 2015

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	2,914,593	$20.33	3,295,463

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

Issuer Purchases of Equity Securities

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For the twelve months ended June 30, 2015, we paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan. There were no repurchases of shares made during the quarter ending June 30, 2015.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three-year period ended

June 30, 2015, and the selected consolidated balance sheet data as of June 30, 2015 and 2014, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2012 and 2011 and selected consolidated balance sheet data as of June 30, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$948,294	$919,553	$848,220	$708,407	$522,434

Cost and expenses
Instructional costs and services	607,756	569,219	498,398	408,560	307,111
Selling, administrative and other operating expenses	307,730	313,258	283,032	245,274	174,762
Product development expenses	14,381	14,220	21,084	25,593	16,347

Total costs and expenses	929,867	896,697	802,514	679,427	498,220

Income from operations	18,427	22,856	45,706	28,980	24,214
Realized gain on sale of assets	—	6,404	—	—	—
Interest (expense), net and other	(3,291)	(69)	851	(989)	(1,207)

Income before income tax expense and noncontrolling interest	15,136	29,191	46,557	27,991	23,007
Income tax expense	(5,810)	(11,075)	(20,023)	(11,882)	(11,342)

Net income	9,326	18,116	26,534	16,109	11,665
Add net loss attributable to noncontrolling interest	1,662	1,484	1,577	1,434	1,127

Net income attributable to common stockholders, including Series A stockholders(1)	$10,988	$19,600	$28,111	$17,543	$12,792

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.29	$0.50	$0.72	$0.46	$0.37
Diluted(1)	$0.29	$0.50	$0.72	$0.45	$0.37
Weighted average shares used in computing per share amounts:
Basic	37,330,569	38,987,470	36,267,345	35,802,678	31,577,758
Diluted(1)	37,625,425	39,230,516	39,017,345	38,740,863	34,635,594
Other Data:
Net cash provided by operating activities	$120,085	$122,873	$94,387	$32,991	$67,213
Depreciation and amortization	$83,801	$86,267	$65,737	$58,033	$42,934
Stock-based compensation expense	$21,299	$22,828	$14,374	$10,067	$9,466
EBITDA(2)	$102,228	$115,527	$111,443	$87,013	$67,148
Capital Expenditures:
Capitalized curriculum development costs	$18,057	$15,411	$18,560	$16,123	$18,086
Purchases of property, equipment and capitalized software development costs	$43,683	$33,958	$31,785	$32,477	$29,563
New capital lease obligations(3)	$14,654	$24,132	$24,703	$27,209	$15,645

Total capital expenditures	$76,394	$73,501	$75,048	$75,809	$63,294

	As of June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$195,852	$196,109	$181,480	$144,652	$193,099
Total assets	$708,599	$711,667	$718,896	$648,835	$582,095
Total short-term debt	$16,635	$20,492	$19,785	$17,095	$13,357
Total long-term obligations	$13,022	$16,447	$16,107	$15,901	$10,851
Total K12 Inc. stockholders' equity	$536,938	$528,930	$530,162	$473,494	$448,621
Working capital	$348,306	$351,441	$348,762	$289,226	$264,447

(1)
For the years ended, June 30, 2013, 2012 and 2011, diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of June 30, 2015 and 2014.

(2)
EBITDA consists of net income, plus interest expense, net and other, income tax expense, depreciation and amortization minus noncontrolling interest charges. Interest expense, net primarily consists of interest expense for capital leases, long-term and short-term borrowings, as well as interest income/expense related to our Web investment. We use EBITDA in addition to income from operations and net income as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management's discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

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

(3)
New capital lease obligations are primarily for student computers and related equipment.

The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Net Income attributable to common stockholders, including Series A stockholders	$10,988	$19,600	$28,111	$17,543	$12,792
Interest expense, net and other	3,291	69	(851)	989	1,207
Income tax expense	5,810	11,075	20,023	11,882	11,342
Depreciation and amortization(4)(5)	83,801	86,267	65,737	58,033	42,934
Noncontrolling interest	(1,662)	(1,484)	(1,577)	(1,434)	(1,127)

EBITDA	$102,228	$115,527	$111,443	$87,013	$67,148

(4)
For fiscal year 2015, depreciation and amortization includes $13.9 million of non-cash expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computer peripherals that will not be reclaimed, and the write-off of capitalized software that will be abandoned.

(5)
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

        This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

  •
  Executive Summary—a general description of our business and key highlights of the fiscal year ended June 30, 2015.

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

Executive Summary

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested to develop and acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to public school districts, public schools, virtual charter schools, private schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis.

        We achieved revenue growth during fiscal year 2015, primarily in our public school programs. We increased revenues to $948.3 million from $919.6 million, a growth rate of 3.1% from fiscal year 2014. In fiscal year 2015, operating income decreased to $18.4 million, from $22.9 million in fiscal year 2014, a decrease of 19.7%; net income attributable to common stockholders decreased to $11.0 million from $19.6 million, a decrease of 43.9% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in "Item 6—Selected Financial Data"), decreased to $102.2 million from $115.5 million, a decrease of 11.5%. The operating income for fiscal year 2015 included $25.2 million of total expense from bad debt expense, the write-off of capitalized software and curriculum that will no longer be used or developed, certain computer peripherals and other fixed assets that will not be reclaimed, severance and related stock-based compensation, and additional provisions for inventory that we previously anticipated using. The operating income for fiscal year 2014 included $31.2 million of severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that we previously anticipated using.

        We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). At the same time, the Managed Programs business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are expanding and the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, during recent contract renewal negotiations for fiscal year 2016 and beyond, some of our managed public school customers decided to transition to a self-managed model. While these schools continued to purchase our curriculum and some of our management and technology services, they assumed more of the daily operational responsibilities for themselves. Conversely, as new states offer an online public school option, we believe that contracting with us for a fully integrated, virtual school turn-key operation that we manage remains attractive. For the 2015-16 school year, customers in states that recently authorized virtual public schools and then opted for a Managed Program include the North Carolina Virtual Academy and Maine Virtual Academy.

        In fiscal year 2015, we revised the description of the line of business previously known as Managed Public Schools and now describe it as Public School Programs which includes both virtual and blended public schools where a district or independent charter board has contracted with us to provide a full-time program of educational products and services. The Public School Programs are classified as Managed Programs and Non-managed Programs. Managed Programs are where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs are where K12 provides curriculum and technology, and the school has an option to contract for instruction or other services. Non-managed Programs do not offer primary administrative oversight. Our Public School Programs line of business accounted for approximately 90% of our revenue in fiscal year 2015. For the 2015-16 school year, we expect to manage 75 contracts in 32 states and the District of Columbia.

        Through our Institutional Sales business, we work closely as partners with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK management system. PEAK (Personalize, Engage and Achieve) is a platform designed to centrally manage multiple online solutions across a school or district through one application. With our array of services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options as well as full-time virtual and blended programs.

        Our International and Private Pay Schools include three online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children's traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience. In addition, during fiscal year 2014, we owned and operated the International School of Berne, a traditional private school located in Berne, Switzerland and a recognized IB school serving students in grades Pre-K through 12. In June 2014, we completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of our interest in an existing Middle East joint venture and our post-secondary business.

Financial Statement Overview

        In recent years, we've experienced growth from existing schools, as well as the new state schools added (identified above) and the continued ramp-up in student enrollments and associated variable operating costs from schools opening over the last five years.

        Student enrollment in our Public School Programs experienced a shift in the mix of students with an increased level of high school students. The continued expansion of our Institutional Sales and our International and Private Pay Schools also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third-party distributor costs and third-party royalty costs for our Institutional Sales. We may continue to experience changes in our enrollment, revenue and cost mix as we continue to expand into markets different than our traditional Public School Programs.

        Our headcount growth from approximately 3,300 employees at the beginning of 2013 to approximately 4,800 at the end of our 2015 fiscal year, including teachers associated with our enrollment growth, the growth of the Institutional Sales, including the expansion of a sales force, and the decision to have more K12-employed teachers in our managed schools have also directly impacted our operating expenses during the last three years. We believe that all the above factors reduce the comparability of our operating results between periods.

Key Aspects and Trends of Our Operations

Revenues—Overview

        We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn-key management services. Approximately 86% of our revenues were derived from this source in fiscal year 2015. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However we also expect revenues in other aspects of our business to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional Sales business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Programs in fiscal year 2015. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Public School Programs (which includes Managed and Non-managed Programs), Institutional Sales and International and Private Pay Schools.

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

Public School Programs

        We define an enrollment as any student enrolled in a virtual or blended public school which qualifies as a Public School Program. Generally, students will take four to six courses, except for some kindergarten students who may participate in half-day programs. We count each half-day kindergarten student as an enrollment. School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the first Wednesday of October to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month-end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

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

        In fiscal year 2015, total average student enrollments in Managed Programs decreased by 4,618 or 3.9%, to 114,579 as compared to total average student enrollments of 119,197 in fiscal year 2014. Note that in fiscal year 2015 we changed our presentation of Managed Public Schools enrollments to Public School Programs (which includes Managed and Non-managed Programs). For a complete analysis of the three year historical enrollments, please refer to the Enrollment Data tables found below under Results of Operations. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2015 and 2014, the growth rate of our revenue exceeded the growth in our managed school average student enrollments primarily due to increases in the per-pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school) and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per managed student.

        Enrollments in Public School Programs on average generate substantially more revenues than enrollments served through our Institutional Sales where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to build our Institutional Sales and increase enrollment in International and Private Pay Schools, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

        During the fiscal years ended June 30, 2015 and 2014, we had a contract with Agora Cyber Charter School ("Agora") that represented approximately $129.8 million and $122.1 million of revenue, respectively. Approximately 9% of accounts receivable was attributable to a contract with Agora as of both June 30, 2015 and 2014.

        In fiscal year 2015, Agora renegotiated its service agreement and entered into a three-year contract with us to purchase our curriculum and certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. The negative impact of this event on revenues attributable to the loss of the management component of the Agora contract, while significant, will be dependent upon the number of enrollments Agora can generate independently and the funding rates approved by the Pennsylvania legislature for cyber-charter schools in fiscal year 2016.

Institutional Sales

        While Public School Programs constitute the majority of our revenue, there is increasing demand by public school districts, public schools and other educational institutions for more limited components of our online services and products than are used in Public School Programs. Sales to those entities are conducted through our Institutional Sales organization. While we expect long-term growth opportunities in our Institutional Sales business, the sector is currently experiencing significant competitive pricing pressures.

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

        Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional Sales is revenues. The customers served by the Institutional Sales organizations purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full-time students, but also students taking semester-long courses, students who recover credits through concentrated four to eighteen-week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as a full time equivalent or "FTE"), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the Institutional Sales business. Therefore, our efforts to do so led us to the conclusion that at this time, revenue is the best performance metric for the Institutional Sales business.

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

        Our private schools business has evolved the past three years as we have acquired and developed new private school offerings with different structures and price points. This has made the use of full-time equivalent metrics no longer as meaningful. As a result, we report financial performance in the private pay schools on the basis of the student counts and semester-course enrollments which more accurately reflects the way revenues and expenses occur in the business.

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

        We have entered into agreements which enable us to distribute our products and services to our international school partners throughout the world who use our courses as a supplement to their on-campus academic programs. These courses provide students with additional electives, AP courses, and sometimes include dual-degree programs that the school cannot offer on its own. Student enrollments derived from partner school programs are included in the count of SCEs for these private schools.

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

Instructional Costs and Services Expenses

        Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional Sales and International and Private Schools business. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

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

Selling, Administrative and Other Operating Expenses

        Selling, administrative and other operating expenses include the salaries and benefits of employees engaged in business development, public affairs, sales and marketing, and administrative functions and transaction and due diligence expenses related to mergers and acquisitions.

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

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. Our schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the reported fiscal years ended June 30, 2014, 2013 and 2012, our aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.1%), 0.2%, and (0.1%), respectively.

        Under the contracts where we provide turnkey management services to schools, we have generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including our charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would incur an operating loss for the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenue and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean we anticipate losing money on the entire contract with the school. However, a school operating loss may reduce our ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. We amortize the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

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

        Each state or school district has variations in the school funding formulas and methodologies that we use to estimate funding for revenue recognition at our respective schools. As we build the funding estimates for each school, we are mindful of the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters we consider in estimating funding for revenue recognition purposes include school district count definitions (which may vary by district and by state), withdrawal rates, average daily attendance, special needs enrollment, student demographics, progress trajectory and historical completion, student location, funding caps and other state specified categorical program funding. We consider the latest information available to us and other material relevant information at the time of the estimates we make each period on a school-by-school basis.

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2015, 2014 and 2013, our revenue included a reduction for these school operating losses of $65.2 million, $49.8 million and $64.5 million, respectively.

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

        For the year ended June 30, 2015, special education students comprise approximately 13% of our student population and approximately 21.8% of estimated funding for revenue recognition purposes at our schools. We compute revenue at the school level not based on the type of student served; therefore, we are unable to determine the revenue and profitability by student type. For each student enrolled, we receive basic per pupil funds determined by state funding and count definitions, and policies which vary from state-to-state. Additionally, based on the needs of the student population, we may receive supplemental special education state funding grants and federal funding under the Individuals with Disabilities Act. While we do not track profitability at the student level, these supplemental funding programs are intended to offset part of the costs of the education needs of children with learning disabilities through reimbursement of qualifying costs under the programs.

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

        Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles—Goodwill and Other. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. We wrote down approximately $2.6 million and $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal years ended June 30, 2015 and 2014, respectively. There were no material write-downs of capitalized curriculum development costs for the fiscal year ended June 30, 2013.

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

        We capitalize software development costs incurred during development in accordance with ASC 350. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years. During the fiscal years ended June 30, 2015 and 2014, we wrote down approximately zero and $3.8 million, respectively, of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software projects for the fiscal year ended June 30, 2013.

Impairment of Long-lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. We wrote down approximately $2.6 million and $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal years ended June 30, 2015 and 2014, respectively. During the fiscal years ended June 30, 2015 and 2014, we wrote down approximately $4.8 million and $3.8 million, respectively, of capitalized software projects after determining the assets either have no future use or are being sunset. During the fiscal year ended June 30, 2015, we wrote down approximately $6.5 million primarily related to computer peripherals shipped to students and for which no reclamation will be processed. There was no such write-down during fiscal year ended June 30, 2014. There were no material impairment charges for the fiscal year ended June 30, 2013.

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

        We have a valuation allowance on net deferred tax assets of $2.8 million and $2.0 million as of June 30, 2015 and 2014, respectively, for the amount that more likely than not will not be realized.

Stock-based Compensation

        We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation. We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. During 2013 to 2015, we granted more restricted stock awards than stock options, resulting in increased stock-based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock-based compensation costs, and this increased cost is expected to continue in future periods.

Goodwill and Other Intangible Assets

        We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, customer contracts and curriculum and such intangible assets are amortized on a straight-line basis over their estimated useful lives. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. During fiscal year 2015, we used a qualitative approach to evaluate goodwill for impairment. During the fiscal year ended June 30, 2014, we determined that based on rebranding of the Institutional Sales business, we fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge for the fiscal year ended June 30, 2014. During the fiscal year ended June 30, 2014, we also sold certain business assets and wrote off approximately $3.4 million of goodwill and $0.4 million of net intangible assets related to the assets of the business that were sold. There were no such impairment charges for the years ended June 30, 2015 and 2013.

Consolidation of Noncontrolling Interest

        Our consolidated financial statements reflect the results of operations of our Middle East, Middlebury Interactive Languages and LearnBop joint ventures. Earnings or losses attributable to our partners are classified as "net loss attributable to noncontrolling interest" in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company. In June 2014, we completed a sale of select businesses to Safanad Education Ventures Limited, including our interest in our Middle East joint venture which we had operated with a Safanad Limited affiliate.

Redeemable Noncontrolling Interest

        In the formation of our joint venture with Middlebury College, at any time after April 12, 2015, the fifth anniversary of the agreement, Middlebury may give written notice of its irrevocable election to sell all of its Membership Interest to us (put right). The purchase price for Middlebury's Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of the our common stock. In addition, at June 30, 2014, MIL had not met certain milestones associated with its Language Academy summer camp programs. As such, Middlebury may exercise its option to either repurchase the camp programs at fair market value or be released from other contractual rights.

        Given the provision of the put right, the redeemable noncontrolling interest is redeemable outside of our control and it is recorded outside of permanent equity at its redemption value, which approximates fair value, in accordance with ASC 480, Distinguishing Liabilities from Equity. We adjust the redeemable noncontrolling interest to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. The redeemable value as of the end of each fiscal year is based on a third-party valuation, while the redeemable value during interim periods is based on management updates from the date of the most recent independent valuation. As of June 30, 2015 and 2014, the estimated redeemable noncontrolling interest was $6.8 million and $16.8 million, respectively.

        On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require us to purchase all of its ownership interest in our joint venture. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option, which form of consideration has not yet been determined.

        On July 31, 2014, we acquired a 51% interest in LearnBop Inc. The purpose of the acquisition was to complement our K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option to sell the remaining minority interest to us, which is exercisable between July 31, 2018 and December 31, 2018. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between us and LearnBop. Additionally, we have a non-transferable call option to purchase the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. The redeemable value as of the end of each fiscal year is based on an internal valuation, while the redeemable value during interim periods is based on management updates from the date of the most recent internal valuation. As of June 30, 2015, the estimated redeemable noncontrolling interest was $2.8 million.

Segment Reporting

        We operate in one operating and reportable business segment: we are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. We have the following three lines of business: Public School Programs, Institutional Sales and International and Private Pay Schools. Our Chief Executive Officer is the Chief Operating Decision Maker (the "CODM"). Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information on revenues by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The CODM only evaluates profitability based on consolidated results.

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

Enrollment Data

        The following table sets forth total average enrollment data for students in Public School Programs. Public School Programs include both virtual and blended public schools where a district or independent board has contracted with K12 to provide a full-time program of educational products and services. Enrollments are classified into Managed Programs and Non-managed Programs. Managed Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed Programs, however, do not offer primary administrative oversight services.

	Year ended		Growth
	June 30,		2015/2014
	2015	2014	Change	Change %
Public School Programs
Managed Programs(1)(3)	114,579	119,197	(4,618)	–3.9%
Non-managed Programs(1)	20,053	14,482	5,571	38.5%

Total Public School Progams(2)	134,632	133,679	953	0.7%

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

        Also provided for reference are the disclosures for the lines of business consistent with the disclosure provided in previous years.

	Year ended			Growth		Growth
	June 30,			2015/2014		2014/2013
	2015	2014	2013	Change	Change %	Change	Change %
Managed Public Schools
Average Student Enrollments(1)	120,257	123,259	117,563	(3,002)	–2.4%	5,696	4.8%
International and Private Pay Schools
Total Student Enrollments	33,680	32,625	31,619	1,055	3.2%	1,006	3.2%
Total Semester Course Enrollments	86,034	89,630	84,642	(3,596)	–4.0%	4,988	5.9%

(1)
The Managed Public Schools average enrollments include enrollments for which we may receive no public funding. Additionally, Managed Public Schools enrollments include all programs which have been classified as turnkey programs or where substantial management services are performed in accordance with the contract.

Revenue by Business Lines

        Revenue is captured by business line based on the underlying customer contractual agreements. We are expanding our disclosure on revenue for fiscal year 2015. The following table provides detail on student enrollments revenue in Public School Programs. The following represents our revenue for these lines of business for the fiscal year ended June 30, 2015 and 2014.

	Year ended		Growth
	June 30,		2015 / 2014
($ in thousands)	2015	2014	Change	Change %
Public School Programs
Managed Programs	$813,677	$793,854	$19,823	2.5%
Non-managed Programs	39,321	28,836	10,485	36.4

Public School Programs	852,998	822,690	30,308	3.7
Institutional Sales	48,770	48,545	225	0.5
International and Private Pay Schools	46,526	48,318	(1,792)	(3.7)

Total	$948,294	$919,553	$28,741	3.1%

        Also provided for reference is the revenue disclosure for the lines of business consistent with the disclosure provided in previous years.

	Year ended			Change		Change
	June 30,			2015 / 2014		2014 / 2013
($ in thousands)	2015	2014	2013	Change	Change %	Change	Change %
Managed Public Schools	$828,286	$804,470	$730,800	$23,816	3.0%	$73,670	10.1%
Institutional Sales	73,482	66,765	73,269	6,717	10.1	(6,504)	(8.9)
International and Private Pay Schools	46,526	48,318	44,151	(1,792)	(3.7)	4,167	9.4

Total	$948,294	$919,553	$848,220	$28,741	3.1%	$71,333	8.4%

        The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2015		2014		2013
	(Dollars in thousands)
Revenues	$948,294	100.0%	$919,553	100.0%	$848,220	100.0%

Cost and expenses
Instructional costs and services	607,756	64.1%	569,219	61.9%	498,398	58.7%
Selling, administrative and other operating expenses	307,730	32.5%	313,258	34.1%	283,032	33.4%
Product development expenses	14,381	1.5%	14,220	1.5%	21,084	2.5%

Total costs and expenses	929,867	98.1%	896,697	97.5%	802,514	94.6%

Income from operations	18,427	1.9%	22,856	2.5%	45,706	5.4%
Realized gain on sale of assets	—	0.0%	6,404	0.7%	—	0.0%
Interest (expense), net and other	(3,291)	–0.3%	(69)	0.0%	851	0.1%

Income before income tax expense and noncontrolling interest	15,136	1.6%	29,191	3.2%	46,557	5.5%
Income tax expense	(5,810)	–0.6%	(11,075)	–1.2%	(20,023)	–2.4%

Net income	9,326	1.0%	18,116	2.0%	26,534	3.1%
Add net loss attributable to noncontrolling interest	1,662	0.2%	1,484	0.1%	1,577	0.2%

Net income attributable to common stockholders, including Series A stockholders	$10,988	1.2%	$19,600	2.1%	$28,111	3.3%

Comparison of Years Ended June 30, 2015 and 2014

        Revenues.    Our revenues for the year ended June 30, 2015 were $948.3 million, representing an increase of $28.7 million, or 3.1%, from $919.6 million for the year ended June 30, 2014. Public School Program revenue increased $30.3 million, or 3.7%, year over year. The growth in Public School Program revenue was primarily attributable to increases in achieved funding in certain states, among other factors, while overall enrollments slightly increased by 0.7%. Managed Program enrollments declined 3.9%, while corresponding revenue increased 2.5% for the year ended June 30, 2015 compared to 2014 due primarily to increases in the per-pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school), and other factors. We attribute the decline in our Managed Programs enrollments to a number of events unrelated to market demand, such as the imposition in Tennessee of an enrollment cap midway through the enrollment season, and a delay in the grant of a charter impacting our attendant service contract and start of enrollments for a school in Colorado. In addition, we provide the schools and school boards we serve with academic programs sufficiently rigorous to yield strong academic results. These challenging performance expectations for students in a virtual public school can result in parents opting to withdraw their students from a managed public school and enroll in other school options. We have also seen some of our virtual public schools transition from Managed Programs to self-administered schools by seeking competitive alternatives to portions of the products and services now entirely provided by us. While any one of these factors alone is not necessarily indicative of a material trend in the growth rate in enrollments, continuing to experience a combination of these factors could negatively impact enrollment growth, revenues and operating income. There also is increasing competition from several sources including online or blended offerings by traditional public schools that are recognizing the value of online study and curriculum delivery.

        Institutional Sales revenue increased $0.2 million, or 0.5% from the prior year. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional Sales increased $4.3 million, or 9.6%. International and Private Pay Schools revenue decreased $1.8 million, or 3.7%, from the prior year due to the sale of certain businesses. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, International and Private Pay Schools revenue increased $11.1 million, or 31.3%.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2015 were $607.8 million, representing an increase of $38.6 million, or 6.8%, from $569.2 million for the year ended June 30, 2014. During the year ended June 30, 2015, there was $9.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computer peripherals that will not be reclaimed, and for excess inventory relative to anticipated demand. During the year ended June 30, 2014, there was $18.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of the charges noted above, instructional costs and services would have increased $47.7 million, or 8.7%. The increase in expense was primarily associated with the increased hiring of teachers and instructional support staff, increases in salary and other personnel benefits and increased special education and other related service fees in our Managed Programs as part of our initiatives to improve the student experience and academic outcome. Instructional costs and services expenses were 64.1% of revenue during the year ended June 30, 2015, an increase from 61.9% for the year ended June 30, 2014. Excluding the impact of the charges noted above, instructional costs and services were 63.1% and 59.9% of revenue for the years ended June 30, 2015 and 2014.

        Selling, Administrative, and Other Operating Expenses.    Selling, administrative, and other operating expenses for the year ended June 30, 2015 were $307.7 million, representing a decrease of $5.6 million, or 1.8%, from $313.3 million for the year ended June 30, 2014. During the year ended June 30, 2015, there was $7.5 million of expense related to uncollectible receivables, as well as $4.8 million for the write-off of capitalized software that will no longer be developed. Also included in expense during the year ended June 30, 2015 was $3.4 million related to severance and accelerated stock compensation costs for executives and other employees. Included in expense during the year ended June 30, 2014 was $7.4 million related to severance and accelerated stock compensation costs for the termination of employment of our former Chief Executive Officer and other employees, and $5.2 million related to an impairment charge on trade names that were to no longer be used. Excluding the charges noted above, selling, administrative, and other operating expenses decreased $8.7 million, or 2.9% for the year ended June 30, 2015 as compared to the year ended June 30, 2014. Selling, administrative, and other operating expenses were 32.5% of revenue during the year ended June 30, 2015, a decrease from 34.1% for the year ended June 30, 2014. Excluding the impact of the charges noted above, selling, administrative, and other operating expenses were 30.8% and 32.7% of revenue for the years ended June 30, 2015 and 2014. The reduction as a percentage of revenue primarily reflects our overall cost savings initiatives.

        Product Development Expenses.    Product development expenses for the year ended June 30, 2015 were $14.4 million, representing an increase of $0.2 million, or 1.4% from $14.2 million for the year ended June 30, 2014. As a percentage of revenues, product development expenses remained flat at 1.5% for the year ended June 30, 2015, as compared to the same period in the prior year.

        Interest Expense, net and Other.    Net interest expense for the year ended June 30, 2015 was $3.3 million as compared to net interest expense of $0.1 million in the same period in the prior year. Net interest expense was primarily associated with the write-off of approximately $3.2 million in previously recorded interest income related to our investment in Web International Education Group, Ltd., as well as interest expense on our student computer capital leases.

        Income Tax Expense.    We had an income tax expense of $5.8 million for the year ended June 30, 2015, or 38.4% of income before taxes, as compared to income tax expense of $11.1 million, or 37.9% of our income before taxes for the year ended June 30, 2014.

        Net Income.    Net income was $9.3 million for the year ended June 30, 2015, compared to net income of $18.1 million for the year ended June 30, 2014, a decrease of $8.8 million. During the fiscal year ended June 30, 2014, we sold certain businesses which were approximately break-even.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the year ended June 30, 2015 was $1.7 million as compared to net loss attributable to noncontrolling interest of $1.5 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments.

Comparison of Years Ended June 30, 2014 and 2013

        Revenues.    Our revenues for the year ended June 30, 2014 were $919.6 million, representing an increase of $71.4 million or 8.4%, as compared to $848.2 million for the year ended June 30, 2013. Our revenue growth was primarily attributable to an increase of $73.7 million, or 10.1%, in Managed Public Schools revenue, largely due to overall enrollment growth of 4.8% and increases in the per-pupil rate of achieved state funding in some states, other changes in state funding rates and higher utilization in federal and state restricted funding per managed student, and a $4.2 million increase in International and Private Pay revenue, partially as a result of strong growth in iCademy course enrollments. We attribute the overall decline in enrollment growth rate between the 2012-2013 school year and the 2013-2014 school year principally due to operational issues in processing increased applications to our enrollment centers and not necessarily an indication of a trend. We received a 25% increase in enrollment applications between July and September for the 2013-2014 school year compared to the prior year but were unable to convert all of them by the October count date, significantly impacting the reported enrollment growth of 4.8%. Institutional business revenue decreased $6.5 million, or 8.9%, from the prior year due to decreased volume and rates.

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

        Realized Gain on Sale of Assets.    Realized gain on sale of assets for the year ended June 30, 2014 was $6.4 million, as compared to zero for the prior fiscal year. In June 2014, we completed a sale of select non-strategic businesses to Safanad Education Ventures Limited, including IS Berne, Capital Education, our post-secondary business, and our interest in our joint venture in the Middle East we operated with a Safanad Limited affiliate.

        Interest Expense, net and Other.    Net interest expense for the year ended June 30, 2014 was $(0.1) million, as compared to net interest income of $0.9 million for the prior fiscal year. The change to net interest expense compared to net interest income in the prior fiscal year related primarily to a decrease of approximately $1.0 million in interest income related to our exercise of the put option on our investment in Web International Education Group, Ltd in fiscal year 2013, partially offset by interest expense related our capital leases and equipment financing arrangements.

        Income Tax Expense.    Income tax expense for the year ended June 30, 2014 was $11.1 million, or 37.9% of income before taxes, as compared to an income tax expense of $20.0 million, or 43.0% of income before taxes, for the prior fiscal year. Our overall effective tax rate decreased from the prior year due to prior year favorable return to provision true-ups, providing for additional reserves related to the prior year tax positions and additional tax benefits related to research activities of the Company.

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

Liquidity and Capital Resources

        As of June 30, 2015, we had net working capital, or current assets minus current liabilities, of $348.3 million. Our working capital includes cash and cash equivalents of $195.9 million, including $5.6 million associated with our two joint ventures, and accounts receivable of $188.2 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2015.

        On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. ("BOA"). The line has a five-year term, bears interest at the higher of the Bank's prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2015, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

        We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We had $35.0 million of availability for new leasing during fiscal year 2015. Interest rates on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2016. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

        As of June 30, 2015, the aggregate outstanding balance under the lease lines of credit was $29.7 million. Borrowings bore interest at rates ranging from 2.49% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For the year ended June 30, 2015, we paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

        On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require us to purchase all of its ownership interest in our joint venture. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option, which form of consideration has not yet been determined.

Operating Activities

        Net cash provided by operating activities for the years ended June 30, 2015, 2014 and 2013 was $120.1 million, $122.9 million and $94.4 million, respectively.

        Net cash provided by operating activities for the year ended June 30, 2015 was $120.1 million compared to $122.9 million for the year ended June 30, 2014. The decrease of $2.8 million in cash provided by operations between periods was primarily attributable to net income including non-cash adjustments which increased approximately $6.1 million, offset by an overall use of cash flows from changes in working capital of $8.9 million. These changes in working capital were primarily attributable to the timing of cash payments related to accounts payable and decreased accrued liabilities, offset in part by improved collections of accounts receivable. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

        Net cash provided by operating activities for the year ended June 30, 2014 was $122.9 million compared to $94.4 million for the year ended June 30, 2013. The $28.5 million improvement in cash flow from operations between periods was attributable primarily to increased accounts receivable collections and less investment in inventory during the year ended June 30, 2014 than during the prior year. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

        Net cash provided by operating activities for the year ended June 30, 2013 was $94.4 million compared to $33.0 million for the year ended June 30, 2012. The $61.4 million improvement in cash flow from operations between periods was attributable to higher net income and depreciation, increased cash collections from accounts receivable and less investment in working capital during the year ended June 30, 2013 than during the prior year. These cash collections relate to accounts receivable that increased during fiscal year 2012 from state funding delays to certain of our managed public schools. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

Investing Activities

        Net cash used in investing activities for the years ended June 30, 2015, 2014 and 2013 was $68.3 million, $45.8 million and $50.3 million, respectively.

        Net cash used in investing activities for the year ended June 30, 2015 increased $22.5 million from 2014. This increase was due primarily to the $6.5 million investment in LearnBop and a $12.4 million increase in capital expenditures for property and equipment, capitalized software and curriculum, $5.7 million received on the sale of assets in 2014, offset by the investment in a mortgage note to a managed school partner for $2.1 million that was made in the prior year.

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

        Net cash used in investing activities for the year ended June 30, 2013 was primarily due to investment of $31.8 million in property and equipment, including internally developed and purchased software, and investment in capitalized curriculum of $18.6 million.

Financing Activities

        Net cash used in financing activities for the years ended June 30, 2015, 2014 and 2013 was $50.4 million, $63.4 million and $7.3 million, respectively.

        For the year ended June 30, 2015, our primary use of cash in financing activities was in connection with our share repurchase program for the purchase of treasury stock, and the payment of capital lease obligations incurred for the acquisition of student computers. For the year ended June 30, 2015, we purchased treasury stock which totaled approximately $26.5 million. We made $48.5 million in treasury stock purchases during the year ended June 30, 2014. At June 30, 2015, the total shares of common stock purchased were 3,502,598, and there were no shares remaining under the plan for repurchase. The year ended June 30, 2015 included approximately $9.7 million less in proceeds from the exercise of stock options than in the prior fiscal year. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

        For the year ended June 30, 2014, our primary uses of cash in financing activities were the purchase of treasury stock and the payment of capital lease obligations incurred for the acquisition of student computers. For the year ended June 30, 2014, we purchased treasury stock which totaled approximately $48.5 million. We made no treasury stock purchases during the year ended June 30, 2013. Our cash payments for capital leases increased approximately $2.4 million due to increased purchases of student computers financed under capital leases. In addition, the year ended June 30, 2014 included a reduction of $8.1 million in the excess tax benefit from stock based compensation. The year ended June 30, 2014 included approximately $3.0 million more in proceeds from the exercise of stock options than the year ended June 30, 2013, which partially offset the increased uses noted above. The timing of cash from the exercise of options impacts our net cash used in financing activities.

        For the year ended June 30, 2013, net cash used in financing activities consisted primarily of payments on capital leases totaling $21.8 million and the repurchase of restricted stock for income tax withholding of $2.5 million, partially offset by proceeds from the exercise of stock options of $7.3 million and excess tax benefit from stock-based compensation expense of $9.8 million. Our cash payments for capital leases increased $3.7 million between periods resulting from increased purchases of student computers financed under capital leases. The timing of cash from the exercise of options impacts our net cash used in financing activities.

Contractual Obligations

        Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2015, which decreased from $93.2 million as of June 30, 2014:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(In thousands)
Contractual obligations at June 30, 2015
Capital leases(1)	$30,469	$17,196	$13,273	$—	$—
Operating leases	50,744	8,274	16,016	14,551	11,903

Total	$81,213	$25,470	$29,289	$14,551	$11,903

(1)
Includes interest expense.

        For the schools to which we provide turn-key management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many may not even occur.

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $9.2 million related to lease commitments on the buildings for certain of our Flex schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2015. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At June 30, 2015 and 2014, we had cash and cash equivalents totaling $195.9 million and $196.1 million, respectively. We did not enter into market risk sensitive instruments for trading purposes during fiscal years 2015, 2014 and 2013. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2015, a 1% gross increase in interest rates earned on cash would result in $2.0 million annualized increase in interest income.

        Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2015, fluctuations in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

        We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At June 30, 2015, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries' internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 4, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
August 4, 2015

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$195,852	$196,109
Accounts receivable, net of allowance of $9,657 and $3,460 at June 30, 2015 and June 30, 2014, respectively.	188,246	194,676
Inventories, net	29,571	33,830
Deferred tax asset	8,989	7,732
Prepaid expenses	11,428	7,356
Other current assets	24,877	25,498

Total current assets	458,963	465,201
Property and equipment, net	34,407	48,581
Capitalized software, net	62,683	49,920
Capitalized curriculum development costs, net	58,696	60,782
Intangible assets, net	21,195	23,708
Goodwill	66,160	58,088
Deposits and other assets	6,495	5,387

Total assets	$708,599	$711,667

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Accounts payable	$29,819	$30,976
Accrued liabilities	12,486	20,539
Accrued compensation and benefits	26,790	17,400
Deferred revenue	24,927	24,353
Current portion of capital lease obligations	16,635	20,492

Total current liabilities	110,657	113,760
Deferred rent, net of current portion	7,692	8,488
Capital lease obligations, net of current portion	13,022	16,447
Deferred tax liability	22,456	22,478
Other long term liabilities	8,233	4,763

Total liabilities	162,060	165,936

Commitments and contingencies	—	—
Redeemable noncontrolling interest	9,601	16,801

Equity:
K12 Inc. stockholders' equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 41,837,894 and 41,144,062 shares issued and 38,335,296 and 38,948,866 shares outstanding at June 30, 2015 and June 30, 2014, respectively	4	4
Additional paid-in capital	663,461	639,036
Accumulated other comprehensive loss	(1,065)	(112)
Accumulated deficit	(50,462)	(61,450)
Treasury stock of 3,502,598 and 2,195,196 shares at cost at June 30, 2015 and June 30, 2014, respectively	(75,000)	(48,548)

Total K12 Inc. stockholders' equity	536,938	528,930

Total liabilities, redeemable noncontrolling interest and equity	$708,599	$711,667

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2014	2013
	(In thousands, except share and per share data)
Revenues	$948,294	$919,553	$848,220

Cost and expenses
Instructional costs and services	607,756	569,219	498,398
Selling, administrative and other operating expenses	307,730	313,258	283,032
Product development expenses	14,381	14,220	21,084

Total costs and expenses	929,867	896,697	802,514

Income from operations	18,427	22,856	45,706
Realized gain on sale of assets	—	6,404	—
Interest (expense), net and other	(3,291)	(69)	851

Income before income tax expense and noncontrolling interest	15,136	29,191	46,557
Income tax expense	(5,810)	(11,075)	(20,023)

Net income	9,326	18,116	26,534
Add net loss attributable to noncontrolling interest	1,662	1,484	1,577

Net income attributable to common stockholders, including Series A stockholders	$10,988	$19,600	$28,111

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.29	$0.50	$0.72

Diluted	$0.29	$0.50	$0.72

Weighted average shares used in computing per share amounts:
Basic	37,330,569	38,987,470	36,267,345

Diluted	37,625,425	39,230,516	39,017,345

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net income	$9,326	$18,116	$26,534
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(953)	182	(394)

Total other comprehensive income, net of tax	8,373	18,298	26,140
Comprehensive loss attributable to noncontrolling interest	1,662	1,484	1,577

Comprehensive income attributable to common stockholders, including Series A stockholders	$10,035	$19,782	$27,717

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	K12 Inc Stockholders
	Common Stock		Common Stock—A			Accumulated Other Comprehensive Income		Treasury Stock
					Additional Paid-in Capital		Accumulated Deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount				Shares	Amount	Noncontrolling Interest	Total
Balance, June 30, 2012	36,436,933	$4	2,750,000	$63,112	$519,439	$100	$(109,161)	—	$—	$4,154	$477,648
Net income (loss)(1)	—	—	—	—	—	—	28,111	—	—	(558)	27,553
Foreign currency translation adjustments	—	—	—	—	—	(394)	—	—	—	—	(394)
Stock-based compensation expense	—	—	—	—	14,374	—	—	—	—	—	14,374
Exercise of stock options	437,054	—	—	—	7,253	—	—	—	—	—	7,253
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	8,889	—	—	—	—	—	8,889
Issuance of restricted stock awards	768,951	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(86,142)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	981	—	—	—	—	—	981
Retirement of restricted stock for tax withholding	(116,134)	—	—	—	(2,546)	—	—	—	—	—	(2,546)

Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	—	$—	$3,596	$533,758
Net income (loss)(1)	—	—	—	—	—	—	19,600	—	—	(209)	19,391
Foreign currency translation adjustments	—	—	—	—	—	182	—	—	—	—	182
Conversion of Series A to Common Stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	(2,195,196)	(48,548)	—	(48,548)
Stock-based compensation expense	—	—	—	—	22,828	—	—	—	—	—	22,828
Exercise of stock options	531,262	—	—	—	10,294	—	—	—	—	—	10,294
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	1,075	—	—	—	—	—	1,075
Issuance of restricted stock awards	704,131	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(93,423)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,645)	—	—	—	—	—	(1,645)
Retirement of restricted stock for tax withholding	(188,570)	—	—	—	(5,018)	—	—	—	—	—	(5,018)
Deconsolidation of certain businesses	—	—	—	—	—	—	—	—	—	(3,387)	(3,387)

Balance, June 30, 2014	41,144,062	$4	—	$—	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$—	$528,930
Net income(1)	—	—	—	—	—	—	10,988	—	—	—	10,988
Foreign currency translation adjustments	—	—	—	—	—	(953)	—	—	—	—	(953)
Purchase of Treasury Stock	—	—	—	—	—	—	—	(1,307,402)	(26,452)	—	(26,452)
Stock-based compensation expense	—	—	—	—	21,299	—	—	—	—	—	21,299
Exercise of stock options	99,935	—	—	—	553	—	—	—	—	—	553
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	(2,793)	—	—	—	—	—	(2,793)
Issuance of restricted stock awards	822,698	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(66,480)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	8,038	—	—	—	—	—	8,038
Retirement of restricted stock for tax withholding	(162,321)	—	—	—	(2,672)	—	—	—	—	—	(2,672)

Balance, June 30, 2015	41,837,894	$4	—	$—	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$—	$536,938

(1)
Net loss attributable to noncontrolling interest excludes $1.7 million, $1.3 million and $1.0 million for the years ended June 30, 2015, 2014 and 2013, respectively, due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which is reported outside of permanent equity in the consolidated balance sheet (See Note 10).

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Net income	$9,326	$18,116	$26,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83,801	86,267	65,737
Stock-based compensation expense	21,299	22,828	14,374
Excess tax benefit from stock-based compensation	(118)	(1,679)	(9,795)
Deferred income taxes	(3,094)	(5,754)	15,770
Provision for doubtful accounts	9,300	1,439	2,070
Provision for inventory obsolescence	1,406	4,293	387
Provision for student computer shrinkage and obsolescence	(430)	(526)	482
Impairment loss on other assets	3,200	—	—
Realized gain on sale of assets	—	(6,404)	—
Changes in assets and liabilities:
Accounts receivable	(1,892)	(12,257)	(27,708)
Inventories	2,853	6,272	(6,929)
Prepaid expenses	(4,073)	2,735	843
Other current assets	(2,579)	(1,645)	682
Deposits and other assets	(1,440)	(212)	(466)
Accounts payable	(1,192)	9,778	(2,115)
Accrued liabilities	(7,854)	5,474	3,226
Accrued compensation and benefits	9,389	(4,214)	4,616
Deferred revenue	621	(1,429)	3,119
Restricted cash	—	—	1,501
Deferred rent	1,562	(209)	2,059

Net cash provided by operating activities	120,085	122,873	94,387

Cash flows from investing activities
Purchases of property and equipment	(9,928)	(7,405)	(8,339)
Capitalized software development costs	(33,755)	(26,553)	(23,446)
Capitalized curriculum development costs	(18,057)	(15,411)	(18,560)
Mortgage note to a managed school partner	—	(2,100)	—
Net cash received on sale of assets	—	5,665	—
Acquisition of LearnBop Inc.	(6,512)	—	—

Net cash used in investing activities	(68,252)	(45,804)	(50,345)

Cash flows from financing activities
Repayments on capital lease obligations	(21,939)	(22,694)	(20,275)
Repayments on notes payable	—	(390)	(1,533)
Purchase of treasury stock	(26,452)	(48,548)	—
Proceeds from exercise of stock options	553	10,294	7,253
Net proceeds from investment in noncontrolling interest	—	1,275	—
Excess tax benefit from stock-based compensation	118	1,679	9,795
Retirement of restricted stock for tax withholding	(2,672)	(5,018)	(2,546)

Net cash used in financing activities	(50,392)	(63,402)	(7,306)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,698)	962	92

Net change in cash and cash equivalents	(257)	14,629	36,828
Cash and cash equivalents, beginning of year	196,109	181,480	144,652

Cash and cash equivalents, end of year	$195,852	$196,109	$181,480

See accompanying summary of accounting policies and notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        K12 Inc., together with its subsidiaries ("K12" or the "Company"), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade ("K-12"). The Company's mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. The Company's learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, public school districts, public charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Public School Programs (curriculum and services sold to managed and non-managed public schools), Institutional Sales (educational products and services provided to school districts, public schools and other educational institutions that the Company does not manage), and International and Private Pay Schools (private schools for which the Company charges student tuition and makes direct consumer sales). In school year 2014-15, the Company managed public schools in 32 states and the District of Columbia. In June 2014, the Company completed a sale of certain businesses, including the International School of Berne. The other businesses divested consisted of the Company's interest in an existing Middle East joint venture and its post-secondary business.

        The Company works closely as partners with a growing number of public schools, public school districts, public charter schools and private schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

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

        Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the years ended June 30, 2015, 2014 and 2013 were $338.2 million, $265.2 million and $247.1 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, management estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. Management reviews its estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

impact of these differences could impact the Company's results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company's services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company's schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company's monthly funding estimates and for the reported fiscal years ended June 30, 2014, 2013 and 2012, the Company's aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.1%), 0.2%, and (0.1%), respectively.

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

        For turnkey revenue service contracts, a school operating loss may reduce the Company's ability to collect its management fees in full though as noted it does not necessarily mean that the Company incurs a loss during the period with respect to its services to that school. The Company recognizes revenue, net of its estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenue is recognized based on the Company's performance of services under the contract, which it believes is proportionate to its incurrence of costs. The Company incurs costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

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

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company's services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2015, 2014 and 2013, the Company's revenue included a reduction for these school operating losses of $65.2 million, $49.8 million, and $64.5 million, respectively.

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

        During the years ended June 30, 2015, 2014 and 2013, approximately 86%, 88% and 86%, respectively, of the Company's revenues were recognized from schools the Company managed. The Company had a contract with one school that represented approximately 14% of revenue during 2015, approximately 13% of revenue in 2014 and about 14% of revenue in 2013. Approximately 9% of accounts receivable was attributable to a contract with one school as of June 30, 2015 and 2014, respectively.

        In fiscal year 2015, Agora renegotiated its service agreement and entered into a three-year contract with the Company to purchase the Company's curriculum and certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. The negative impact of this event on revenues attributable to the loss of the management component of the Agora contract, while significant, will be dependent upon the number of enrollments Agora can generate independently and the funding rates approved by the Pennsylvania legislature for cyber-charter schools in fiscal year 2016.

Reclassifications

        The Company has reclassified certain prior year income tax classifications to conform to the current year presentation. There was no effect on related income tax assets or liabilities, or the income statement from such reclassification. The reclassification had no effect on net cash flows.

Shipping and Handling Costs

        Shipping and handling costs are expensed when incurred and are classified as instructional costs and services in the accompanying consolidated statements of operations. Shipping and handling charges invoiced to a customer are included in revenues.

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

Allowance for Doubtful Accounts

        The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Actual write-offs might exceed the recorded allowance.

Inventories

        Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools and utilized directly by students. Inventories represent items that are purchased and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. During the years ended June 30, 2015 and 2014, the Company increased the provision for excess and obsolete inventory by $1.4 million and $4.2 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve at June 30, 2015 and 2014 was $2.2 million and $9.1 million, respectively. The reduction in the reserve during the year ended June 30, 2015 is primarily due to the disposal of previously reserved inventory.

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

        During the year ended June 30, 2014, the Company updated the estimate of unreturned student computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, during the year ended 2014 the Company recorded accelerated depreciation of $6.5 million for computers that the Company estimates will not be returned by students. During the year ended June 30, 2015, the Company continued to perform this analysis and as a result recorded $5.0 million in accelerated depreciation related to this estimate. The Company recorded no accelerated depreciation related to these estimates for the year ended June 30, 2013.

        In addition, during the year ended June 30, 2015, the Company wrote down approximately $4.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Further, during the fiscal year ended June 30, 2015, the Company wrote down approximately $6.5 million primarily related to computer peripherals and other fixed assets shipped to students, and for which no reclamation will be processed. The Company recorded no such write-downs during the year ended June 30, 2013.

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

        Capitalized software development additions totaled $33.8 million, $26.6 million and $23.4 million for the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software projects for the year ended June 30, 2013.

        Amortization expense for the years ended June 30, 2015, 2014 and 2013 was $26.8 million, $20.1 million and $14.7 million, respectively.

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

        Total capitalized curriculum development additions were $18.1 million, $15.4 million and $18.6 million for the years ended June 30, 2015, 2014 and 2013, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization and impairment charges. Amortization charges are recorded in instructional costs and services on the accompanying consolidated statements of operations. Amortization expense for the years ended June 30, 2015, 2014 and 2013 was $20.1 million, $19.0 million and $14.3 million, respectively. The Company wrote down approximately $2.6 million and $2.2 million of capitalized curriculum development costs due to an assessment of recoverability of certain curriculum, as well as a decision to discontinue certain curriculum during the years ended June 30, 2015 and 2014. There were no material write-downs of capitalized curriculum development costs for the year ended June 30, 2013.

Noncontrolling Interest

        Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as "noncontrolling interest" in the Company's consolidated statements of operations. Net loss attributable to noncontrolling interest reflects only its share of the after-tax earnings or losses of an affiliated company. Income taxes attributable to noncontrolling interest are determined using the applicable statutory tax rates in the jurisdictions where such operations are conducted. The Company's consolidated balance sheets reflect noncontrolling interests within the equity section of the consolidated balance sheets, except for redeemable noncontrolling interests. Noncontrolling interest was classified separately in the Company's consolidated statements of stockholders' equity. Except for the redeemable non-controlling interests, the businesses with non-controlling interests were sold during fiscal 2014, and therefore the Company no longer has these non-controlling interests after the sale date.

Redeemable Noncontrolling Interests

        Noncontrolling interests in subsidiaries that are redeemable outside of the Company's control for cash or other assets are classified outside of permanent equity at redeemable value, which approximates fair value. However, if the redemption amount is other than fair value (e.g. fixed or variable), the redeemable noncontrolling interest is accounted for at the fixed or variable redeemable value. The redeemable noncontrolling interests are adjusted to their redeemable value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2015 and 2014, finite-lived intangible assets were recorded at $37.4 million and $37.4 million, respectively, and accumulated amortization of $16.2 million and $13.7 million, respectively. Amortization expense for the years ended June 30, 2015, 2014 and 2013 was $2.6 million, $8.0 million and $4.6 million, respectively. During the year ended June 30, 2014, the Company determined that based on rebranding of the Institutional Sales business, the Company fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge. There was no material impairment charge for the years ended June 30, 2015 and 2013. Future amortization of intangible assets is $2.5 million, $1.9 million, $1.9 million, $1.9 million and $1.9 million in the years ended June 30, 2016 through June 30, 2020, respectively and $10.7 million thereafter. As of June 30, 2015 and 2014, the goodwill balance was $66.2 million and $58.1 million, respectively.

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

        ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. The Step 0 analysis focused on a number of events and circumstances that may be considered when making this qualitative assessment. Upon careful consideration of these events and circumstances, the Company recorded no goodwill impairment for the years ended June 30, 2015, 2014 and 2013.

        As a result of the sale of the business assets during the fiscal year ended June 30, 2014, the Company wrote off goodwill of $3.4 million and net intangibles of $0.4 million associated with these entities.

        On July 31, 2014, the Company acquired a 51% majority interest in LearnBop Inc. ("LearnBop"), for $6.6 million in cash (see Note 10).

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table represents goodwill additions/reductions during fiscal years ended June 30, 2015, 2014 and 2013:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2013	$61.4
Sale of business assets	(3.4)
Adjustments due to other foreign exchange translations	0.1

Balance as of June 30, 2014	$58.1
Acquisition of LearnBop	8.1

Balance as of June 30, 2015	$66.2

Intangible Assets:

	2015			2014
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(5.7)	$11.8	$17.5	$(4.6)	$12.9
Customer and distributor relationships	18.2	(9.1)	9.1	18.2	(7.7)	10.5
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3

	$37.4	$(16.2)	$21.2	$37.4	$(13.7)	$23.7

        During fiscal year ended 2014, the Company determined that based on the rebranding of the Institutional business, the Company fully amortized certain trade names that were no longer going to be used and recorded a $5.2 million impairment charge. There were no such impairment charges during fiscal years ended June 30, 2015 and 2013.

Impairment of Long-Lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company's recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

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

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock were outstanding as of June 30, 2015 and June 30, 2014.

Net Income Per Common Share

        The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share ("EPS") reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company's common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company's consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities. Since the Series A Shares participate in all dividends and distributions declared or paid with respect to common stock of the Company (as if a holder of common stock), the Series A Shares meet the definition of participating security under ASC 260. All securities that meet the definition of a participating security, regardless of whether the securities are convertible, non-convertible or potential common stock securities, are included in the computation of both basic and diluted EPS (as a reduction of the numerator) using the two-class method. Under the two-class method, all undistributed earnings in a period are to be allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed.

        The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2015	2014	2013
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income attributable to common stockholders, including Series A stockholders	$10,988	$19,600	$28,111
Amount allocated to participating Series A stockholders	$—	$—	$(1,985)

Income available to common stockholders—basic	$10,988	$19,600	$26,126

Weighted average common shares—basic	37,330,569	38,987,470	36,267,345

Basic net income per share	$0.29	$0.50	$0.72

Dilutive earnings per share computation:
Income available to common stockholders—basic	$10,988	$19,600	$26,126
Amount allocated to participating Series A stockholders	$—	$—	$1,985

Net income attributable to common stockholders, including Series A stockholders	$10,988	$19,600	$28,111

Share computation:
Weighted average common shares—basic	37,330,569	38,987,470	36,267,345
Series A Special Stock	—	—	2,750,000
Effect of dilutive stock options and restricted stock awards	294,856	243,046	—

Weighted average common shares outstanding—diluted	37,625,425	39,230,516	39,017,345

Diluted net income per share	$0.29	$0.50	$0.72

        At June 30, 2015, the Company had 41,837,894 shares of common stock issued and 38,335,296 shares outstanding, which included the 2,750,000 common shares associated with the Series A special stock conversion which occurred on September 3, 2013.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        As of June 30, 2015, 2014 and 2013, the shares of common stock issuable in connection with stock options of 2,784,593, 558,186 and 1,181,820, respectively, were not included in the diluted income per common share calculation since their effect was antidilutive.

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

        The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables and short and long term debt approximate their fair values.

        The redeemable noncontrolling interest includes the Company's joint venture with Middlebury College to form Middlebury Interactive Languages ("MIL"). Under the agreement, Middlebury College has an irrevocable election to sell all of its membership interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management's best estimate of the redemption value of the put right.

        The following table summarizes certain fair value information at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801

Total	$6,801	$—	$—	$6,801

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

        The following table presents activity related to the Company's fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2015.

	Fiscal Year Ended June 30, 2015
Description	Fair Value June 30, 2014	Purchases, Issuances, and Settlements	Unrealized Gains/(Losses)	Fair Value June 30, 2015
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$16,801	$—	$(10,000)	$6,801

Total	$16,801	$—	$(10,000)	$6,801

        The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2015. As of June 30, 2015 the fair value of the Middlebury Joint Venture was estimated at $6.8 million.

        Historically, Middlebury projections included a product that will no longer be developed by Middlebury. Further, based on several years of historical performance, growth projections for the Middlebury Joint Venture were reduced. As a result, the fair value of Middlebury significantly decreased as of the June 30, 2015 valuation date, as can be seen from the table above. Based on the results of the third-party valuation, there was no impairment of Middlebury's net assets.

        On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company's option, which form of consideration has not yet been determined.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board's decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

4. Property and Equipment and Capitalized Software

        Property and equipment consist of the following at:

	June 30,
	2015	2014
	(In thousands)
Student computers	$44,823	$61,165
Computer software	26,368	30,788
Computer hardware	17,559	16,377
Leasehold improvements	12,070	11,369
Office equipment	1,515	1,387
Furniture and fixtures	6,002	5,698
Web site development costs	1,115	1,115
State Testing computers	2,654	—

	112,106	127,899
Less accumulated depreciation and amortization	(77,699)	(79,318)

	$34,407	$48,581

        The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $6.0 million, $9.4 million and $9.8 million during the years ended June 30, 2015, 2014 and 2013, respectively. Depreciation expense of $27.5 million, $28.1 million and $21.0 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2015, the Company wrote down approximately $4.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Amortization expense of $0.9 million, $1.7 million and $1.4 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2015, 2014 and 2013, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software (Continued)

        In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $11.2 million, $10.2 million and $8.1 million for the years ended June 30, 2015, 2014 and 2013, respectively.

        Capitalized software consists of the following at:

	June 30,
	2015	2014
	(In thousands)
Capitalized software costs	$144,285	$109,590
Less accumulated depreciation and amortization	(81,602)	(59,670)

	$62,683	$49,920

        The Company recorded amortization expense of $19.4 million, $18.2 million and $12.2 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2015, 2014 and 2013, respectively. Amortization expense of zero, zero and $0.8 million related to capitalized software development was reflected in product development expenses during the years ended June 30, 2015, 2014 and 2013, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $7.4 million, $1.9 million and $1.7 million during the years ended June 30, 2015, 2014 and 2013, respectively. During the year ended June 30, 2014, the Company wrote down approximately $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. There were no material write-downs of capitalized software costs for the years ended June 30, 2015 and 2013.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2015	2014
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$4,059	$3,066
Reserves	5,042	5,462
Accrued expenses	9,837	6,953
Stock compensation expense	13,113	12,055
Other assets	1,666	2,232
Deferred rent	1,998	2,074
Deferred revenue	396	490
Tax basis intangibles	—	576
Federal tax credits	20	20
State tax credits	912	975

Total deferred tax assets	37,043	33,903

Deferred tax liabilities
Capitalized curriculum development	(11,301)	(12,782)
Capitalized software and website development costs	(22,635)	(18,743)
Property and equipment	(1,166)	(2,313)
Investment in Middlebury Interactive Languages	(599)	(1,361)
Returned materials	(5,944)	(5,316)
Purchased intangibles	(6,074)	(6,166)

Total deferred tax liabilities	(47,719)	(46,681)

Net deferred tax liability before valuation allowance	(10,676)	(12,778)
Valuation Allowance	(2,791)	(1,968)

Net deferred tax liability	$(13,467)	$(14,746)

Reported as:
Current deferred tax assets	$8,989	$7,732
Long-term deferred tax liabilities	(22,456)	(22,478)

Net deferred tax liability	$(13,467)	$(14,746)

        The Company maintains a valuation allowance on net deferred tax assets of $2.8 million and $2.0 million as of June 30, 2015 and 2014, respectively, predominantly related to state and foreign income tax net operating losses ("NOL") as the Company does not believe it is more likely than not that it will utilize these deferred tax assets. The Company adjusted its valuation allowance for the year ended June 30, 2015 due to the reduction of state operating losses, partially offset by the increase of foreign operating losses. The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings because such earnings are considered to be permanently reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2015 amounted to $16.2 million. If such earnings were not

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

permanently reinvested, a U.S. deferred income tax liability of approximately $6.5 million would have been required.

        At June 30, 2015, the Company had available federal NOL carryforwards of $2.9 million. These NOLs expire in 2021 if unused.

        For the years ended June 30, 2015 and 2014, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. As a result of this study, the Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

        The related components of the income tax expense for the years ended June 30, 2015, 2014 and 2013 were as follows:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Current:
Federal	$6,490	$14,025	$1,153
State	1,964	2,748	3,134
Foreign	450	56	(34)

Total current	8,904	16,829	4,253
Deferred:
Federal	(2,291)	(6,185)	16,388
State	(1,635)	(362)	(784)
Foreign	832	793	166

Total deferred	(3,094)	(5,754)	15,770

Total income tax expense	$5,810	$11,075	$20,023

        The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2015	2014	2013
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	2.3	1.3	0.4
Lobbying	5.0	(0.2)	1.6
Transaction costs	—	(0.1)	0.4
State taxes, net of federal benefit	1.8	4.3	3.5
Research and development tax credits	(1.7)	(0.7)	(0.7)
Domestic production activities deduction	(6.5)	(6.4)	—
Change in valuation allowance	5.2	2.4	—
Effects of foreign operations	(13.6)	(4.0)	2.4
Reserve for unrecognized tax benefits	6.1	3.9
Noncontrolling Interests	5.5	1.8	0.9
Other	(0.7)	0.6	(0.5)

Provision for income taxes	38.4%	37.9%	43.0%

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The effective income tax rates during the years ended June 30, 2015, 2014 and 2013 were 38.4%, 37.9%, and 43.0%, respectively. The primary causes of the changes in the effective tax rate were provision true-ups and additional tax benefits related to research activities of the Company, offset by additional reserves related to prior year tax positions.

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

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2015, the Company had $0.2 million in interest and penalties accrued.

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Balance at beginning of the year	$2,555	$1,346	$906
Additions for prior year tax positions	137	702	302
Additions for current year tax positions	989	507	138
Reductions for prior year tax positions	(123)	—	—

Balance at end of the year	$3,558	$2,555	$1,346

        The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended December 31, 2001 are still open. The statute of limitations for certain states for certain subsidiaries that have generated income may only extend back to 2010. The returns of the foreign subsidiaries are open to examination for the periods dating back to 2010.

        If recognized, all of the $3.6 million balance of unrecognized tax benefits would affect the effective tax rate. It is reasonably expected that unrecognized tax benefits related to income tax issues may change by a significant amount over the next twelve months.

6. Lease Commitments

Capital Leases

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of June 30, 2015 and 2014, respectively. As of June 30, 2015 and 2014, the aggregate outstanding balance under the lease line of credit, including

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments (Continued)

balances from prior years, was $29.7 million and $36.9 million, respectively, with lease interest rates ranging from 2.49% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company's line of credit agreement with PNC Bank, N.A. (see Note 7). The net carrying value of leased student computers as of June 30, 2015 and 2014 was $12.9 million and $20.9 million, respectively.

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The Company had $35.0 million of availability for new leasing during fiscal year 2015. Interest rates on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2016. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

        The following is a summary as of June 30, 2015 of the present value of the net minimum lease payments on capital leases under the Company's commitments:

As of June 30,	Capital Leases
($ in thousands)
2016	17,196
2017	9,747
2018	3,526
Total minimum payments	30,469
Less amount representing interest (imputed weighted average capital lease interest rate of 2.63%)	(812)

Net minimum payments	29,657
Less current portion	(16,635)

Present value of minimum payments, less current portion	$13,022

Operating leases

        The Company has fixed non-cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

        Rent expense was $8.1 million, $8.8 million and $7.7 million for the years ended June 30, 2015, 2014 and 2013, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments (Continued)

        Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

($ in thousands)	Year Ending June 30,
2016	$8,274
2017	8,096
2018	7,920
2019	7,863
2020	6,688
Thereafter	11,903

Total future minimum lease payments	$50,744

7. Line of Credit

        On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. ("BOA"). The line has a five-year term, bears interest at the higher of the Bank's prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2015, the Company was in compliance with these covenants and the Company had no borrowings outstanding on the line of credit.

        The Credit Agreement contains a number of financial and other covenants that, among other things; restrict the Company and its subsidiaries' ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of June 30, 2015 and 2014, the Company was in compliance with these covenants.

8. Equity Transactions

        The Company's Third Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2015 or 2014.

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special Stock in connection with its acquisition of KC Distance Learning, Inc. The holders of the Series A Special Stock had the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special Stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special Stock remains outstanding as of June 30, 2015.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

8. Equity Transactions (Continued)

Common Stock Repurchases

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For fiscal year ended June 30, 2015, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

9. Stock Option Plan

        The Company adopted a Stock Option Plan in May 2000 (the "Option Plan") under which, employees, outside directors and independent contractors could participate in the Company's future performance through awards of nonqualified stock options to purchase common stock. In October 2007, the Company's Board adopted the 2007 Equity Incentive Award Plan, as amended (the "2007 Plan") increasing the number of common stock shares reserved for issuance to 4,213,921 shares plus increases in the shares pursuant to an "evergreen provision" that may be issued under the 2007 Plan over the course of its ten-year term. Under the evergreen provision, the 2007 Plan provides that the number of shares available for issuance automatically increases by an amount equal to the least of i) 4% of the Company's outstanding common stock on the applicable July 1, or ii) 2,745,098 shares, or iii) a lesser number of shares as determined by the Company's Board of Directors. In fiscal year 2015, the Company's Board of Directors authorized 1,557,995 additional shares for issuance pursuant to the 2007 Plan's evergreen provision. Through June 30, 2015, the remaining aggregate number of shares of the Company's common stock authorized for future issuance under the Plan was 3,295,463. Through June 30, 2015, there were 4,160,097 shares of the Company's common stock that were issued and remain outstanding as a result of equity awards granted under the Plan.

        Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the Plan. Options granted under stand-alone agreements totaled 1,441,168 as of June 30, 2015, 2014 and 2013. There have been no grants of stock options to independent contractors.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        The fair value of the Company's service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2015	2014	2013
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	48% to 51%	49% to 55%	51% to 58%
Risk-free interest rate	1.27% to 1.71%	1.23% to 1.73%	0.62% to 1.23%
Expected life of the option term (in years)	4.97 to 5.11	4.82 to 5.14	4.82 to 5.14
Forfeiture rate	12% to 28%	12% to 28%	10% to 28%

        The fair value of the options granted for the years ended June 30, 2015, 2014 and 2013 was $4.4 million, $3.0 million and $6.9 million, respectively. This amount will be expensed over the required service period.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        Stock option activity including stand-alone agreements during the years ended June 30, 2015, 2014 and 2013 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2012	2,949,940	$20.41	4.21	$36,916
Granted	740,509	21.35
Exercised	(437,054)	16.59
Forfeited or canceled	(360,207)	28.93

Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	306,220	26.90
Exercised	(531,262)	17.49
Forfeited or canceled	(89,745)	22.63

Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	617,985	16.12
Exercised	(99,935)	5.68
Forfeited or canceled	(181,858)	29.85

Outstanding, June 30, 2015	2,914,593	$20.33	4.05	$88

Stock options exercisable at June 30, 2015	1,941,836	$20.88	2.68	$—

        Stock options outstanding at June 30, 2015 included 368,437 options related to performance or market based options. There were no performance based options that vested during the year ended June 30, 2015. Stock options exercisable at June 30, 2015 included 368,437 stock options related to performance based options. Vesting of performance based options is contingent on meeting various company-wide performance goals.

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The total intrinsic value of options exercised for the years ended June 30, 2015, 2014 and 2013 was $0.3 million, $7.4 million and $3.4 million, respectively.

        As of June 30, 2015, there was $5.9 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and October 2007. The cost is expected to be recognized over a weighted average period of 2.70 years. During the years ended June 30, 2015, 2014 and 2013, the Company recognized $5.5 million, $7.0 million and $5.0 million, respectively, of stock based compensation expense. Included in expense for the year ended June 30, 2015, the Company recorded stock-based compensation of $0.4 million associated with accelerated vesting of option awards for executives and other employees. During the year ended June 30, 2014, the Company recorded stock-based compensation of $1.6 million associated with extending the exercise period of certain

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

option awards to the Company's former Chief Executive Officer upon his resignation from the Board of Directors and $1.5 million associated with accelerated vesting of option awards to the Company's former Chief Executive Officer and other employees upon termination of employment. There were no similar charges in the year ended June 30, 2013.

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

        Restricted stock award activity during the years ended June 30, 2015, 2014 and 2013 was as follows:

	Shares	Weighted- Average Fair Value
Nonvested, June 30, 2012	591,637	$25.12
Granted	768,951	21.78
Vested	(346,309)	24.00
Canceled	(86,142)	23.01

Nonvested, June 30, 2013	928,137	$22.97
Granted	704,131	31.49
Vested	(559,250)	25.11
Canceled	(93,423)	26.24

Nonvested, June 30, 2014	979,595	$22.97
Granted	822,698	17.54
Vested	(490,309)	15.63
Canceled	(66,480)	22.46

Nonvested, June 30, 2015	1,245,504	$22.30

        During the year ended June 30, 2015, 117,553 new performance based restricted stock awards were granted and 277,764 were outstanding at June 30, 2015. During the year ended June 30, 2015, 43,604 performance or market based awards vested. Vesting of the performance-based restricted stock awards is contingent on certain financial performance goals.

        The fair value of restricted stock awards granted for the year ended June 30, 2015 was $14.2 million. As of June 30, 2015, there was $16.1 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended June 30, 2015 was $8.2 million. During the years ended June 30, 2015, 2014 and 2013, the Company recognized $15.8 million, $15.8 million and $9.4 million, respectively, of stock-based compensation expense related to restricted stock awards. Included in the expense for the year ended June 30, 2015, the Company recorded stock-based compensation of $2.5 million associated with accelerated vesting of equity awards to executives and other employees. During the year ended June 30, 2014, the Company recorded stock-based compensation

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

of $3.6 million associated with accelerated vesting of equity awards to the Company's former Chief Executive Officer and other employees upon termination of employment. There were no similar charges in the year ended June 30, 2013.

10. Redeemable Noncontrolling Interest

Investment in LearnBop Inc.

        On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. ("LearnBop"), for $6.6 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company's K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

        The purchase price of $6.6 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The Company recorded goodwill of $8.1 million, which will be non-deductible for tax purposes. Recognition of goodwill is largely attributed to the value paid for LearnBop's capabilities in providing adaptive learning software for math curriculum to K-12 students. The Company has not disclosed current period or pro-forma revenue and earnings attributable to LearnBop as they are immaterial.

        The following table represents the purchase price allocation for LearnBop (in millions):

As of July 31, 2014	Amount
Current assets	$0.2
Capitalized software	0.9
Goodwill	8.1
Current liabilities	(0.1)
Redeemable noncontrolling interest	(2.5)

Fair value of total consideration transferred	$6.6

        Given the provision of the put rights, the redeemable noncontrolling interests are redeemable outside of the Company's control and are recorded outside of permanent equity at their redemption value in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

        The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula. The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, or 2) the redemption value.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Noncontrolling Interest (Continued)

        According to ASC 480-10-S99, Accounting for Redeemable Equity Instruments, to the extent that the noncontrolling interest holder has the contractual right to receive an amount upon share redemption that is other than fair value of such shares, only the portion of the periodic adjustment to the instrument's carrying amount that reflects redemption in excess of fair value is treated like a dividend for earnings per share computation purposes. No adjustment to the earnings per share computation was necessary as estimated fair value of the noncontrolling interest is greater than the redemption value.

Middlebury College Joint Venture

        In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College ("Middlebury") to form Middlebury Interactive Languages LLC ("MIL"). The venture creates and distributes innovative, high-quality online language courses under the trademark Middlebury and other marks. At any time after the fifth (5th) anniversary of forming the joint venture, Middlebury may give written notice of its irrevocable election to sell all of its membership interest to the Company (put right). The purchase price for Middlebury's membership interest shall be its fair market value and the Company may, in its sole discretion, pay the purchase price in cash or shares of the Company's common stock. At June 30, 2014, MIL had not met certain milestones associated with its Language Academy summer camp programs. As such, Middlebury may exercise its option to either repurchase the camp programs at fair market value along with other contractual rights.

        Given the provision of the put rights, the redeemable noncontrolling interests are redeemable outside of the Company's control and are recorded outside of permanent equity at their redemption value fair value in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

        On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company's option, which form of consideration has not yet been determined.

        The following is a summary of the activity of the redeemable noncontrolling interest at June 30, 2015 and 2014:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2013	$15,200
Net loss	(1,319)
Net proceeds from noncontrolling interest contribution	1,275
Adjustment to redemption value	1,645

Balance of redeemable noncontrolling interest at June 30, 2014	$16,801
Net loss	(1,662)
Acquisition of LearnBop	2,500
Adjustment to redemption value	(8,038)

Balance of redeemable noncontrolling interest at June 30, 2015	$9,601

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

Litigation

        In the ordinary conduct of the Company's business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

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

Off-Balance Sheet Arrangements

        The Company provided guarantees of approximately $9.2 million related to lease commitments on the buildings for certain of the Company's Flex schools. The Company contractually guarantees that certain schools under the Company's management will not have annual operating deficits and the Company's management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        The receivable is due and the Company accrued interest up through December 31, 2014. However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. However, during Q4 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. This amount was recorded in interest expense, net and other, for the year ended June 30, 2015. Despite this, the Company and Web continue to mutually work toward a mechanism for collection of the principal.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Acquisitions and Investments (Continued)

        During the years ended June 30, 2015, 2014 and 2013, the Company recorded interest income of zero, $0.8 million and $2.0 million, respectively, associated with Web.

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

        The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a held to maturity investment and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the consolidated balance sheets.

        In January 2015, a Delaware judge's ruling affirmed that the school's charter would be revoked effective June 30, 2015. Therefore, the Company anticipates the school closing unless there is a change in current circumstances. The Company will exercise its rights under the existing arrangement.

        During June 2015, the Company engaged a 3rd party valuation firm to conduct an appraisal of the property to assess market value at June 30, 2015. The appraisal concluded a market value in excess of the note carrying value.

Acquisition of LearnBop Inc.

        On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. ("LearnBop"), for $6.6 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition is to complement the Company's K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million. For further information, see Note 10.

13. Sale and Deconsolidation of Assets

        On June 11, 2014, the Company sold an asset group comprised of certain domestic and international business and assets including Capital Education a post-secondary education product, a brick and mortar school named the International School of Berne, and the Company's 60% interest in the Middle East Joint Venture ("Middle East JV") to Safanad Education Ventures Limited ("Safanad"). Safanad is an affiliate of Safanad Limited, the Company's former partner in the Middle East JV. There was no retained interest in the disposed businesses and, as a result of the loss of control in the sale, the Company deconsolidated the assets recording a non-operating gain of approximately $6.4 million. In aggregate, these businesses were responsible for $16.9 million in revenue for the year ended June 30, 2014.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

13. Sale and Deconsolidation of Assets (Continued)

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

14. Related Party Transactions

        During the fiscal year ended June 30, 2014, in accordance with the original terms of the joint venture agreement, the Company loaned $1.0 million to its 60% owned joint venture, MIL. At June 30, 2015 and June 30, 2014, the loan totaled $4.0 million and was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company's financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

        On September 11, 2013, the Company issued a mortgage note ("Mortgage") lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property. Also see Note 12.

15. Employee Benefits

        The Company maintains a 401(k) salary deferral plan (the "401(k) Plan") for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant's compensation, which begins following six months of service with full vesting after three years of service. The Company expensed $1.8 million, $3.7 million and $2.6 million during each of the years ended June 30, 2015, 2014 and 2013, respectively under the 401(k) Plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
(In thousands)	2015	2014	2013
Cash paid for interest	$1,051	$1,054	$1,237

Cash paid for taxes	$19,390	$9,134	$1,517

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations	$14,654	$24,132	$24,703

Business Combinations
—Current Assets	$27	$—	$—

—Capitalized software development costs	$940	$—	$—

—Goodwill	$8,101	$—	$—

—Assumed liabilities	$(50)	$—	$—

—Deferred revenue	$(23)	$—	$—

17. Common Stock Repurchases

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b5-1 of the Exchange Act. For fiscal year ended June 30, 2015, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

	2015
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$235,655	$244,623	$231,304	$236,712
Cost and expenses
Instructional costs and services	166,900	148,985	145,029	146,842
Selling, administrative and other operating expenses	80,756	64,871	62,557	99,546
Product development expenses	4,317	3,337	3,245	3,482

Total costs and expenses	251,973	217,193	210,831	249,870

(Loss) income from operations	(16,318)	27,430	20,473	(13,158)
Interest (expense), net and other	(3,158)	(315)	151	31

(Loss) income before income tax expense and noncontrolling interest	(19,476)	27,115	20,624	(13,127)
Income tax income (expense)	6,901	(10,586)	(8,663)	6,538

Net (loss) income	(12,575)	16,529	11,961	(6,589)
Add net loss attributable to noncontrolling interest	995	484	370	(187)

Net (loss) income attributable to common stockholders, including Series A stockholders	$(11,580)	$17,013	$12,331	$(6,776)

Net (loss) income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$(0.31)	$0.46	$0.33	$0.18

Diluted	$(0.31)	$0.45	$0.33	$0.18

Weighted average shares used in computing per share amounts:
Basic	37,318,085	37,211,634	37,096,480	37,695,681

Diluted	37,318,085	37,408,911	37,160,829	37,695,681

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results of Operations (Unaudited) (Continued)

	2014
	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$232,046	$235,222	$223,919	$228,366
Cost and expenses
Instructional costs and services	142,053	140,592	153,672	132,902
Selling, administrative and other operating expenses	74,847	64,414	75,753	98,244
Product development expenses	2,303	2,831	3,402	5,684

Total costs and expenses	219,203	207,837	232,827	236,830

Income (loss) from operations	12,843	27,385	(8,908)	(8,464)
Realized gain on sale of assets	6,404	—	—	—
Interest (expense), net and other	55	(12)	(28)	(84)

Income before income tax expense and noncontrolling interest	19,302	27,373	(8,936)	(8,548)
Income tax (expense) income, net	(7,349)	(11,861)	4,685	3,450

Net income (loss)	11,953	15,512	(4,251)	(5,098)
Add net loss attributable to noncontrolling interest	403	437	586	58

Net income (loss) attributable to common stockholders, including Series A stockholders	$12,356	$15,949	$(3,665)	$(5,040)

Net income (loss) attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.32	$0.40	$(0.09)	$(0.13)

Diluted	$0.32	$0.40	$(0.09)	$(0.13)

Weighted average shares used in computing per share amounts:
Basic	38,540,464	39,596,798	39,977,228	37,868,928

Diluted	38,742,379	39,596,798	39,977,228	37,868,928

        The loss before income tax expense and noncontrolling interest for the fourth quarter of fiscal year 2015 included $28.4 million of total expense from bad debt expense, the write-off of capitalized software and curriculum that will no longer be used or developed, certain computer peripherals and other fixed assets that will not be reclaimed, severance and related stock-based compensation, the write-off of previously recorded interest income, and additional provisions for inventory that the Company previously anticipated using. The loss before income tax expense and noncontrolling interest for the second quarter of fiscal year 2014 included $31.2 million of total expense from severance and related stock-based compensation, accelerated depreciation and amortization for certain curriculum, learning systems, trade names, and other fixed assets that will no longer be used or developed and additional provisions for inventory that the Company previously anticipated using.

SCHEDULE II

K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED June 30, 2015, 2014, and 2013

1. ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2015	$3,459,928	9,299,766	3,102,602	$9,657,092
June 30, 2014	$2,560,207	1,438,964	539,243	$3,459,928
June 30, 2013	$1,623,974	2,070,033	1,133,800	$2,560,207

2. INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2015	$9,056,142	1,405,988	8,269,896	$2,192,234
June 30, 2014	$4,893,783	4,292,974	130,615	$9,056,142
June 30, 2013	$4,506,981	386,802	—	$4,893,783

3. COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2015	$1,462,424	379,030	809,201	$1,032,253
June 30, 2014	$1,988,400	1,862,553	2,388,529	$1,462,424
June 30, 2013	$1,507,299	482,188	1,087	$1,988,400

(1)
A reserve account is maintained against potential obsolescence and unreturned computers provided to the Company's students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2015, 2014 and 2013, certain computers were written off against the reserve.

4. INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Asset Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2015	$1,968,482	1,352,231	529,680	$2,791,033
June 30, 2014	$1,268,966	699,516	—	$1,968,482
June 30, 2013	$1,065,829	203,137	—	$1,268,966

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework (2013)." As a result of management's evaluation of our internal control over financial reporting, management concluded that as of June 30, 2015, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on page 128 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited K12 Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015 and our report dated August 4, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland August 4, 2015

ITEM 9B.    OTHER INFORMATION

        On August 3, 2015, Mr. Timothy L. Murray, President and Chief Operating Officer of K12 Inc. (the "Company"), notified the Company of his intent to resign effective September 15, 2015. The Company and Mr. Murray have entered into a Consulting Agreement, effective September 16, 2015, whereby Mr. Murray will provide transition and other consulting services for a term of up to six months and payment of $43,985.00 per month for services rendered.

PART III

        We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our 2015 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to our 2015 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to our 2015 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference to our 2015 Proxy Statement under the captions "Certain Transactions" and "Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to our 2015 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees."

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
August 4, 2015

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

Signature	Title	Date

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Chief Executive Officer (Principal Executive Officer)	August 4, 2015
/s/ JAMES J. RHYU James J. Rhyu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 4, 2015
/s/ CRAIG R. BARRETT Craig R. Barrett	Director	August 4, 2015
/s/ GUILLERMO BRON Guillermo Bron	Director	August 4, 2015

Signature	Title	Date

/s/ FREDDA J. CASSELL Fredda J. Cassell	Director	August 4, 2015
/s/ ADAM L. COHN Adam L. Cohn	Director	August 4, 2015
/s/ JOHN M. ENGLER John M. Engler	Director	August 4, 2015
/s/ STEVEN B. FINK Steven B. Fink	Director	August 4, 2015
/s/ MARY H. FUTRELL Mary H. Futrell	Director	August 4, 2015
/s/ JON Q. REYNOLDS Jon Q. Reynolds	Director	August 4, 2015
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	August 4, 2015

Exhibit Index

Exhibit No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 14, 2008, File No. 001-33883).

3.2		Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 14, 2008, File No. 001-33883).

3.3		Amendment to the Amended and Restated Bylaws of K12 Inc., dated November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 27, 2013, File No. 001-33883).

4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

4.2	*	Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.3	*	Form of Stock Option Agreement—Employee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.4		Form of Stock Option Agreement—Director (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.5	*	K12 Inc. 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on August 15, 2014, File No. 001-33883).

4.6	*	Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008, File No. 001-33883).

4.7		Form of Director's Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2008, File No. 001-33883).

4.8		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

10.1	*	Amendment to Amended and Restated Stock Option Agreement, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the SEC on February 9, 2011, File No. 001-33883).

10.2	*	Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 5, 2013, File No. 001-33883).

Exhibit No.		Description of Exhibit
10.3	*	First Amendment to Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001-33883).

10.4	*	Amended and Restated Employment Agreement for Nathaniel A. Davis, effective March 10, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 29, 2014, File No. 001-33883).

10.5	*	Employment Agreement of Timothy L. Murray, dated March 7, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012, File No. 001-33883).

10.6	*	First Amendment to Employment Agreement of Timothy L. Murray, effective December 19, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 4, 2014, File No. 001-33883).

10.7	*	Second Amendment to Employment Agreement of Timothy L. Murray, effective November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the SEC on January 29, 2015, File No. 001-33883).

10.8	*	Employment Agreement of James J. Rhyu, dated May 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001-33883).

10.9	*	Employment Agreement of Howard D. Polsky, dated June 1, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 26, 2007, File No. 333-144894).

10.10	*	First Amendment to Employment Agreement of Howard D. Polsky, dated June 1, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

10.11		Educational Products and Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated November 13, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-33883).

10.12		First Amendment to the Educational Products and Services Agreement between the Agora Cyber Charter School and K12 Virtual Schools LLC, dated April 8, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 3, 2013, File No. 001-33883).

10.13		Second Amended and Restated Educational Products and, Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio L.L.C., dated April 19, 2007 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

Exhibit No.		Description of Exhibit
10.14		Deed of Lease by and between ACP/2300 Corporate Park Drive, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 26, 2007, File No. 333-144894).

10.15		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.16		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.17		Credit Agreement, dated January 31, 2014, by and among K12 Inc., certain of K12's subsidiaries, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 4, 2014, File No. 001-33883).

10.18	*	Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended, filed herewith.

10.19	*	Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Award Plan, as amended, filed herewith.

21.1		Subsidiaries of K12 Inc.

23.1		Consent of BDO USA, LLP.

24.1		Power of Attorney (included in signature pages).

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema

101.CAL	#	XBRL Taxonomy Extension Calculation

101.LAB	#	XBRL Taxonomy Extension Labels

101.PRE	#	XBRL Taxonomy Extension Presentation

101.DEF	#	XBRL Taxonomy Extension Definition

*
Denotes management compensation plan or arrangement.

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