Form 10-Q
period 2015-09-30
K12 INC
filed 2015-10-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 21, 2015 the Registrant had 38,939,704 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$150,864	$195,852
Accounts receivable, net of allowance of $9,552 and $9,657 at September 30, 2015 and June 30, 2015, respectively	260,755	188,246
Inventories, net	16,714	29,571
Deferred tax asset	3,005	8,989
Prepaid expenses	29,458	11,428
Other current assets	27,538	24,877
Total current assets	488,334	458,963
Property and equipment, net	31,654	34,407
Capitalized software, net	65,741	62,683
Capitalized curriculum development costs, net	58,151	58,696
Intangible assets, net	20,580	21,195
Goodwill	66,160	66,160
Deposits and other assets	6,791	6,495
Total assets	$737,411	$708,599
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$15,474	$16,635
Accounts payable	42,308	29,819
Accrued liabilities	10,724	12,486
Accrued compensation and benefits	16,828	26,790
Deferred revenue	64,317	24,927
Total current liabilities	149,651	110,657
Capital lease obligations, net of current portion	11,830	13,022
Deferred rent, net of current portion	7,439	7,692
Deferred tax liability	26,741	22,456
Other long-term liabilities	8,109	8,233
Total liabilities	203,770	162,060
Commitments and contingencies	—	—
Redeemable noncontrolling interest	9,601	9,601
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 42,451,114 and 41,837,894 shares issued and 38,948,516 and 38,335,296 shares outstanding at September 30, 2015 and June 30, 2015, respectively	4	4
Additional paid-in capital	663,202	663,461
Accumulated other comprehensive loss	(911)	(1,065)
Accumulated deficit	(63,255)	(50,462)
Treasury stock of 3,502,598 shares at cost at September 30, 2015 and June 30, 2015	(75,000)	(75,000)
Total stockholders’ equity	524,040	536,938
Total liabilities, redeemable noncontrolling interest and equity	$737,411	$708,599

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2015	2014
	(In thousands, except share and per share data)
Revenues	$221,230	$236,712
Cost and expenses
Instructional costs and services	139,003	146,842
Selling, administrative, and other operating expenses	99,270	99,546
Product development expenses	3,413	3,482
Total costs and expenses	241,686	249,870
Loss from operations	(20,456)	(13,158)
Interest (expense) income, net	(305)	31
Loss before income tax benefit and noncontrolling interest	(20,761)	(13,127)
Income tax benefit	8,097	6,538
Net loss	(12,664)	(6,589)
Adjust net income attributable to noncontrolling interest	(129)	(187)
Net loss attributable to common stockholders	$(12,793)	$(6,776)
Net loss attributable to common stockholders per share
Basic and Diluted	$(0.34)	$(0.18)
Weighted average shares used in computing per share amounts:
Basic and Diluted	37,433,493	37,695,681

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Net loss	$(12,664)	$(6,589)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	154	(546)

Total other comprehensive loss, net of tax	(12,510)	(7,135)

Comprehensive income attributable to noncontrolling interest	(129)	(187)

Comprehensive loss attributable to common stockholders	$(12,639)	$(7,322)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	K12 Inc Stockholders
(In thousands, except share and	Common Stock		Additional Paid- in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total

Balance, June 30, 2015	41,837,894	$4	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$536,938
Net loss (1)	—	—	—	—	(12,793)	—	—	(12,793)
Foreign currency translation adjustment	—	—	—	154	—	—	—	154
Stock-based compensation expense	—	—	4,587	—	—	—	—	4,587
Exercise of stock options	1,000	—	14	—	—	—	—	14
Excess tax from stock-based compensation	—	—	(3,061)	—	—	—	—	(3,061)
Issuance of restricted stock awards	785,069	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(44,317)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	129	—	—	—	—	129
Retirement of restricted stock for tax withholding	(128,532)	—	(1,928)	—	—	—	—	(1,928)
Balance, September 30, 2015	42,451,114	$4	$663,202	$(911)	$(63,255)	(3,502,598)	$(75,000)	$524,040

(1)             Net loss excludes $0.1 million due to the redeemable noncontrolling interests related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net loss	$(12,664)	$(6,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,565	16,880
Stock-based compensation expense	4,587	4,173
Excess tax benefit from stock-based compensation	(6)	(7)
Deferred income taxes	7,189	7,258
Provision for doubtful accounts	2,335	283
Provision for excess and obsolete inventory	213	177
Provision for student computer shrinkage and obsolescence	(284)	11
Expensed computer peripherals	1,352	—
Changes in assets and liabilities:
Accounts receivable	(74,841)	(90,552)
Inventories	12,644	15,686
Prepaid expenses	(18,030)	(15,553)
Other current assets	(2,661)	(6,105)
Deposits and other assets	(142)	(228)
Accounts payable	12,488	10,630
Accrued liabilities	(1,741)	(10,027)
Accrued compensation and benefits	(9,961)	(4,930)
Deferred revenue	39,390	48,835
Deferred rent and other liabilities	(374)	2,648
Net cash used in operating activities	(23,941)	(27,410)
Cash flows from investing activities
Purchase of property and equipment	(977)	(6,333)
Capitalized software development costs	(9,515)	(8,886)
Capitalized curriculum development costs	(3,699)	(3,375)
Investment in LearnBop, Inc.	—	(6,512)
Net cash used in investing activities	(14,191)	(25,106)
Cash flows from financing activities
Repayments on capital lease obligations	(4,941)	(5,899)
Purchase of treasury stock	—	(26,452)
Proceeds from exercise of stock options	14	161
Excess tax benefit from stock-based compensation	6	7
Repurchase of restricted stock for income tax withholding	(1,928)	(1,112)
Net cash used in financing activities	(6,849)	(33,295)
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	(1,102)
Net change in cash and cash equivalents	(44,988)	(86,913)
Cash and cash equivalents, beginning of period	195,852	196,109
Cash and cash equivalents, end of period	$150,864	$109,196

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Description of the Business

K12 Inc., together with its subsidiaries (“K(12)” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as partners with a growing number of public schools, school districts, charter schools and private schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other support services.

2.            Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the three months ended September 30, 2015 and 2014, and the condensed consolidated statement of equity for the three months ended September 30, 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2015, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2015.

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

3.            Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended public schools, traditional schools, school districts, virtual charter schools, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and development and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended September 30, 2015 and 2014 were $62.3 million and $68.7 million, respectively.  For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

The Company generates revenues under turnkey management contracts with virtual and blended public schools which include multiple elements. These elements include:

•                  providing each of a school’s students with access to the Company’s online school and lessons;

•                  offline learning kits, which include books and materials to supplement the online lessons, where required;

•                  the use of a personal computer and associated reclamation services, where required;

•                  internet access and technology support services;

•                  instruction by a state-certified teacher, where required; and

•                  management and technology services necessary to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three months ended September 30, 2015 and 2014.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended September 30, 2015 and 2014, the Company’s revenue included a reduction for these school operating losses of $14.2 million and $17.6 million, respectively.

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

During the three months ended September 30, 2015 and 2014, the Company had a contract with one school (different school in both years) that represented approximately 10% and 12% of revenue, respectively.  Approximately 5% and 9% of accounts receivable was attributable to one contract (different school at both dates) as of September 30, 2015 and June 30, 2015.

In fiscal year 2015, the Agora Cyber Charter School (“Agora”) renegotiated its service agreement and entered into a three-year contract with the Company to purchase the Company’s curriculum and certain technology services and the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. The net impact of this contract change on revenues for the first three months of September 30, 2015 as compared to the prior year resulted in approximately a $23.5 million decrease.

Reclassifications

The Company has reclassified certain prior year income tax accounts to conform to the current year presentation. There was no effect on related income tax assets or liabilities, or the income statement from such reclassification. The reclassification had no effect on net cash flows.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $2.4 million and $2.2 million at September 30, 2015 and June 30, 2015, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended September 30, 2015 and 2014 was $5.3 million and $7.4 million, respectively. Additionally, beginning in fiscal 2016 the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Accordingly, the Company fully expenses peripherals upon shipment and the impact was immaterial.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

The Company updates its estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates. During the three months ended September 30, 2015 and 2014, the Company recorded $0.7 million and $1.3 million in expense, respectively, related to the estimate.

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

Capitalized software development additions totaled $9.5 million and $8.9 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense for the three months ended September 30, 2015 and 2014 was $6.5 million and $4.8 million, respectively.

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

Total capitalized curriculum development additions were $3.7 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2015 and 2014 was $4.2 million and $4.0 million, respectively.

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

Redeemable Noncontrolling Interests

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2015 and 2014 was $0.6 million and $0.6 million, respectively. Future amortization of intangible assets is $2.0 million, $1.9 million, $1.9 million, $1.9 million and $1.9 million in the fiscal years ending June 30, 2016 through June 30, 2020, respectively, and $10.7 million thereafter. At both September 30, 2015 and June 30, 2015, the goodwill balance was $66.2 million.

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

On July 31, 2014, the Company acquired a 51% majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash (see Note 11). The purchase price allocation for the acquisition was finalized in fiscal year 2015.

The following table represents the balance of intangible assets as of September 30, 2015 and June 30, 2015:

Intangible Assets:

	September 30, 2015			June 30, 2015
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(6.0)	$11.5	$17.5	$(5.7)	$11.8
Customer and distributor relationships	18.2	(9.4)	8.8	18.2	(9.1)	9.1
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—

Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$37.4	$(16.8)	$20.6	$37.4	$(16.2)	$21.2

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three months ended September 30, 2015 and 2014.

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

The redeemable noncontrolling interest includes the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”). Under the agreement, Middlebury College has an irrevocable election to sell all of its membership interest to the Company (put right). The fair value of the redeemable noncontrolling interest reflects management’s best estimate of the redemption value of the put right.  As discussed below, Middlebury College exercised its put right on May 4, 2015.

The following table summarizes certain fair value information at September 30, 2015 and June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The following table summarizes the activity during the three months ended September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2015
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	September 30,
Description	June 30, 2015	and Settlements	Gains/(Losses)	2015
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2015. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2015 the fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was estimated at $6.8 million. As of September 30, 2015, the Company performed an internal analysis and determined there was no underlying change in the estimated fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture.

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At September 30, 2015, the Company was still in discussions with Middlebury to settle the terms under the put option. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

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

	Three Months Ended September 30,
	2015	2014
	(In thousands except shares and
	per share data)

Basic and dilutive loss per share computation:
Net loss attributable to common stockholders	$(12,793)	$(6,776)
Weighted average common shares — basic and diluted	37,433,493	37,695,681
Basic and diluted net loss per share	$(0.34)	$(0.18)

The basic and diluted weighted average common shares were the same for the three months ended September 30, 2015 and 2014 as the inclusion of dilutive securities would have been anti-dilutive. For the three months ended September 30, 2015 and 2014, these anti-dilutive shares totaled 237,937 and 329,979, respectively.  At September 30, 2015, the Company had 42,451,114 shares issued and 38,948,516 shares outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to adopt this guidance early and does not believe that the adoption of this guidance will have a material impact on the Company’s financial statements and disclosures.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

4.            Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2015 and 2014, the Company’s effective income tax rate was a 39.0% and 49.8%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign operations, state taxes, non-controlling interests, and current year permanent differences between book and tax treatment.

5.            Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of September 30, 2015 and June 30, 2015, respectively. As of September 30, 2015 and June 30, 2015, the outstanding balance under the lease line of credit was $27.3 million and $29.7 million, respectively, with lease interest rates ranging from 1.95% to 3.08%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of September 30, 2015 and June 30, 2015 was $43.4 million and $43.6 million, respectively.  The net carrying value of leased student computers as of September 30, 2015 and June 30, 2015 was $13.4 million and $12.9 million, respectively.

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The Company had $35.0 million of availability for new leasing during the first quarter of fiscal year 2016. Interest rates in July 2015 on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2016. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

The following is a summary as of September 30, 2015 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
June 30,	Leases
($ in thousands)

2016	$12,490
2017	10,623
2018	4,881

Total minimum payments	27,994
Less amount representing interest (imputed weighted average capital lease interest rate of 2.48%)	(690)

Net minimum payments	27,304
Less current portion	(15,474)

Present value of minimum payments, less current portion	$11,830

6.            Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2015 and June 30, 2015, the Company was in compliance with these covenants. During the three months ended September 30, 2015, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of September 30, 2015.

The BOA credit agreement contains a number of financial and other covenants that, among other things; restrict the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities.

7.            Equity Transactions

Our 2007 Equity Incentive Award Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan may be settled in shares of the Company’s common stock or cash, in the case of performance share units (“PSUs”). At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases subject to the Board of Directors approval. During the three months ended September 30, 2015, the Company’s Board of Directors authorized 1,533,412 additional shares for issuance pursuant to the 2007 Plan’s evergreen provision. Through September 30, 2015, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 3,384,244. Through September 30, 2015, there were 5,417,367 shares of the Company’s common stock that were issued and remain outstanding as a result of equity awards granted under the Plan.

Stock Options

Stock option activity during the three months ended September 30, 2015 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2015	2,914,593	$20.33	4.05	$88
Granted	243,112	13.43
Exercised	(1,000)	13.66
Forfeited or canceled	(409,702)	14.95
Outstanding, September 30, 2015	2,747,003	$20.50	4.49	$61
Stock options exercisable at September 30, 2015	1,698,175	$22.41	2.94	$—

The aggregate intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was zero and $0.3 million, respectively. The weighted-average grant date fair value of options granted during the three months ended September 30, 2015 and 2014 was $6.18 and $8.27, respectively.

As of September 30, 2015, there was $6.3 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.9 years. During the three months ended September 30, 2015 and 2014, the Company recognized $1.0 million and $1.1 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2015 was as follows:

		Weighted-
		Average
	Shares	Fair Value

Nonvested, June 30, 2015	1,245,504	$22.30
Granted	785,069	13.97
Vested	(314,892)	25.90
Forfeited or canceled	(44,317)	26.58
Nonvested, September 30, 2015	1,671,364	$17.48

During the quarter ended September 30, 2015, 111,690 new performance based restricted stock awards were granted and 236,362 were nonvested at September 30, 2015. During the quarter ended September 30, 2015, 131,104 performance-based awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions. The remaining 673,379 awards granted during the quarter ended September 30, 2015 were only service based awards.  The remaining 1,435,002 nonvested awards as of September 30, 2015 were only service based awards.

As of September 30, 2015, there was $19.7 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three months ended September 30, 2015 and 2014 was $4.2 million and $4.1 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recognized $3.6 million and $3.1 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units

During September 2015, the Company granted a total of 999,000 PSUs to certain senior executives, having a weighted average fair value of $13.45 per share. The PSUs were granted pursuant to the terms of the Plan and vest upon achievement of certain performance criteria and continuation of service over a two to three-year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and are classified as an equity award in accordance with Accounting Standards Codification 718 — Stock Compensation. If performance criteria exceed targets, then additional PSU’s up to 499,500 could be earned by the participants.

In addition to the performance conditions, there is a service vesting condition which stipulates that 30 percent of the earned award will vest quarterly beginning November 15, 2017 and 70 percent of the earned award will vest on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSU’s, subject to graded vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant.

As of September 30, 2015, there was $11.8 million of total unrecognized compensation expense related to unvested performance share units granted.

8. Related Party Transactions

At September 30, 2015 and June 30, 2015, the Company had loaned a total of $4.0 million to its 60% owned joint venture Middlebury Interactive Languages LLC (“MIL”) in accordance with the terms of the original joint venture agreement.  The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property. The borrower has defaulted on the loan payment and we are in the foreclosure process. Also see Note 10.

9.            Commitments and Contingencies

Litigation

In the ordinary conduct of the Company’s business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company believes that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on the Company’s business, financial condition, liquidity or results of operations. The Company expenses legal costs as incurred.

On September 24, 2015, the Company, in connection with an industry-wide investigation styled “In the Matter of the Investigation of: For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice. The Company is cooperating with the investigation and responding to the subpoena.  At this early stage, the Company is not aware of any material adverse effect this industry-wide investigation would have on the results of its operations and financial condition.

Consulting Agreement

On August 3, 2015, Mr. Timothy L. Murray, then President and Chief Operating Officer of K12 Inc. (the “Company”), notified the Company of his intent to resign, which became effective on September 15, 2015. The Company and Mr. Murray have entered into a Consulting Agreement, effective September 16, 2015, whereby Mr. Murray will provide transition and other consulting services for a term of up to six months and payment of $43,985 per month for services rendered.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company’s CEO that has a three year term, all other agreements provide for employment on an “at-will” basis. If the employee is terminated for “good reason” or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

The Company provided guarantees of approximately $8.7 million related to lease commitments on the buildings for certain of the Company’s Flex schools. The Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

10.  Investments

Investment in Web International Education Group, Ltd.

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. From January 2011 through May 2013, the Company recorded its investment in Web as an available for sale debt security because of the ability to put the investment to other Web shareholders in return for the original $10.0 million investment plus interest. The Company’s option to purchase no less than 51% of Web expired on March 31, 2013 and on May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment plus interest of 8%, which Web was contractually required to pay by May 31, 2014, as amended. The Company reclassified this $10.0 million investment, recording it in other current assets.

The receivable is due and the Company accrued interest up through December 31, 2014. However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. Furthermore, during the fourth quarter of 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. At September 30, 2015, the Web investment was included in other current assets. The Company and Web continue to mutually work toward a mechanism for collection of the principal.

During the three months ended September 30, 2015 and 2014, the Company recorded interest income of zero and $0.3 million, respectively, associated with Web.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to the Maurice J. Moyer Academic Institute (“Moyer”). The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments were scheduled to be made beginning October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property.

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a held to maturity investment and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the consolidated balance sheets.

During the three months ended September 30, 2015, Moyer defaulted on the loan agreement for non-payment of principal and interest, the school’s closure, and other contractual defaults. The Company continues to exercise its rights under the existing arrangement, including pursuing foreclosure and receivership.

During June 2015, the Company engaged a 3rd party valuation firm to conduct an appraisal of the property to assess market value at June 30, 2015. The appraisal concluded a market value in excess of the note carrying value.  As of September 30, 2015, there are no indications that these factors have changed.

11.  Redeemable Noncontrolling Interest

Investment in LearnBop Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders’ Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

The purchase price of $6.5 million was allocated to the underlying assets and liabilities based on their estimated fair value at the date of acquisition. The Company recorded goodwill of $8.1 million, which will be non-deductible for tax purposes. Recognition of goodwill is largely attributed to the value paid for LearnBop’s capabilities in providing adaptive learning software for math curriculum to K-12 students. The Company has not disclosed current period or pro-forma revenue and earnings attributable to LearnBop as they are immaterial.

The Company finalized its allocation of the purchase price of LearnBop as of June 30, 2015. The purchase price was allocated as follows:

Amount
As of July 31, 2014
Current assets	$0.1
Capitalized Software	0.9
Goodwill	8.1
Current liabilities	(0.1)
Redeemable noncontrolling interest	(2.5)
Fair value of total consideration transferred	$6.5

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

The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula. The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of 1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss, or 2) the redemption value.

According to ASC 480-10-S99, Accounting for Redeemable Equity Instruments, to the extent that the noncontrolling interest holder has the contractual right to receive an amount upon share redemption that is other than fair value of such shares, only the portion of the periodic adjustment to the instrument’s carrying amount that reflects redemption in excess of fair value is treated like a dividend for earnings per share computation purposes. No adjustment to the earnings per share computation was necessary as estimated fair value of the noncontrolling interest is greater than the redemption value.

Middlebury College Joint Venture

In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College (“Middlebury”) to form Middlebury Interactive Languages LLC (“MIL”). The venture creates and distributes innovative, online language courses under the trademark Middlebury and other marks. At any time after the fifth (5th) anniversary of forming the joint venture, Middlebury may give written notice of its irrevocable election to sell all of its membership interest to the Company (put right). The purchase price for Middlebury’s membership interest shall be its fair market value. Additionally, Middlebury has an option to repurchase the camp programs at fair market value along with other contractual rights as certain milestones associated with its Language Academy summer camp programs have not been met.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At September 30, 2015, the Company was still in discussions with Middlebury to settle the terms under the put option. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

12.                    Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)

Cash paid for interest	$220	$220
Cash paid for taxes	$556	$7,530

Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$2,588	$4,267
Supplemental disclosure of non-cash investing activities:
Business Combinations:
— Current assets	$—	$27
— Property and equipment	$—	$350
— Intangible assets	$—	$27
— Goodwill	$—	$8,982
— Assumed liabilities	$—	$(50)
— Deferred revenue	$—	$(23)

13.       Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. There were no shares purchased during the three months ended September 30, 2015. There were 1,307,402 shares of common stock at an average price of $20.21 per share purchased during the three months ended September 30, 2014. As of September 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•             Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2015.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child’s potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested to develop and acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to virtual and blended public schools, school districts, charter schools, private schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools, and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs accounted for approximately 80% of our revenue in the three months ended September 30, 2015. With a Managed Public School Program, K12 assumes substantially all of the administrative oversight, technology and academic support services, in addition to the provisioning of curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the school boards, which are mostly virtual and blended public charter schools. We have Managed Public School Programs in 33 states and the District of Columbia.

With our Institutional business, we do not assume primary management responsibilities for the schools. Rather, the Institutional business sells online curriculum programs and technology (full time and part time), courses, teacher instruction, and various support tools and platforms (see description of PEAK below) to schools and school districts.  Our Institutional business consists of both Non-managed Programs and Institutional Software and Services.  Non-managed Programs include schools where K12 provides the curriculum and technology for full-time virtual and blended programs, and the school can also contract for instruction or other educational services. Non-managed Programs do not offer primary administrative oversight. The Institutional Software and Services offerings provide an array of online educational products and services to meet the specific needs of the school or school district and its students. In addition to curriculum, systems and programs, the services we provide to these customers are designed to assist them in launching their own online learning programs tailored to their own requirements and may include teacher training programs, administrator support and our PEAK management system. PEAK (Personalize, Engage and Achieve) is a platform designed to centrally manage multiple online solutions across a school or district through one application.  With our array of services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options.

Our International and Private Pay Schools include three accredited online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K(12) International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience.

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for our Institutional business (sold under the brand names FuelEducation or FuelEd) over time.  Our Managed Public School Programs business, which serves primarily virtual and blended charter schools, is more mature and the independent governing boards of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that are contracted. We continue to work with all independent governing authorities to offer the curriculum, technology and services to meet the needs of fully-managed virtual and blended schools as well as the self-managed virtual and blended schools, offering additional services to the self-managed schools as needed.

Overall, for all three lines of business, for the three months ended September 30, 2015, revenues decreased to $221.2 million from $236.7 million in the same period in the prior year, a decline of 6.5%. Over the same period, operating loss increased to $20.5 million, from $13.2 million in the prior year period. Net loss to common stockholders increased to $12.8 million, as compared to $6.8 million in the prior year period.

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

Results of Operations

We have three lines of business: Managed Public School Programs, Institutional (curriculum, technology, and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs	Institutional (includes non-managed schools)	International and Private Pay Schools
• Virtual public schools	• K(12) curriculum and technology	• Managed private schools
• Blended public schools	• FuelEd Online Courses	—K(12) International Academy
—Hybrid schools	• FuelEd Anywhere Learning System	—George Washington University Online HS
—Flex schools		—The Keystone School
—Passport schools	• Middlebury Interactive Languages	• Independent course sales (Consumer)
• Pre-kindergarten

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and our Non-managed Programs.

	Three Months Ended September 30,		2015 / 2014
	2015	2014	Change	Change %

Managed Public School Programs (1, 2)	104,429	118,609	(14,180)	-12.0%
Non-managed Public School Programs (1)	27,754	20,630	7,124	34.5%

(1)         If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments are equal to the official count date number, which is the first Wednesday of October in a year, or October 7, 2015 for the first quarter of fiscal year 2016 and October 1, 2014 for the first quarter of fiscal year 2015.

(2)         Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The following represents our revenue for these lines of business for the three months ended September 30, 2015 and 2014.

	Three Months Ended		Change
	September 30,		2015 / 2014
($ in thousands)	2015	2014	$	%

Managed Public School Programs	$177,455	$202,379	$(24,924)	-12.3%
Institutional
Non-managed Public School Programs	15,706	10,493	5,213	49.7%
Institutional Software & Services	13,288	12,634	654	5.2%
Total Institutional	28,994	23,127	5,867	25.4%
Private Pay Schools and Other	14,781	11,206	3,575	31.9%
Total	$221,230	$236,712	$(15,482)	-6.5%

Beginning in fiscal 2016, the Company will present revenue from Non-managed Programs as part of the Institutional line of business, along with the Institutional Software and Services, which together constitute total Institutional revenue.  In the prior year these revenues were presented as part of the Public School Programs line of business, which included both managed and non-managed public school programs. We believe this revised presentation clarifies and better aligns the disclosure of Non-Managed Program revenues with the Company’s operational and sales structure.

	Three Months ended September 30,
	2015		2014
	($ in thousands)
Revenues	$221,230	100.0%	$236,712	100.0%

Cost and expenses
Instructional costs and services	139,003	62.8	146,842	62.0
Selling, administrative, and other operating expenses	99,270	44.9	99,546	42.1
Product development expenses	3,413	1.5	3,482	1.5

Total costs and expenses	241,686	109.2	249,870	105.6

Loss from operations	(20,456)	(9.3)	(13,158)	(5.6)
Interest (expense) income, net	(305)	(0.1)	31	—

Loss before income tax benefit and noncontrolling interest	(20,761)	(9.4)	(13,127)	(5.6)
Income tax benefit	8,097	3.7	6,538	2.8

Net loss	(12,664)	(5.7)	(6,589)	(2.8)
Adjust net income attributable to noncontrolling interest	(129)	(0.1)	(187)	(0.1)

Net loss attributable to common stockholders	$(12,793)	(5.8)%	$(6,776)	(2.9)%

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

Revenues.  Our revenues for the three months ended September 30, 2015 were $221.2 million, representing a decrease of $15.5 million, or 6.5%, from $236.7 million for the same period in the prior year. Managed Public School Program revenue decreased $24.9 million, or 12.3%, year over year. The decline in Managed Public School Program revenue was primarily attributable to the 12.0% decline in enrollments, largely resulting from the loss of the management component of the Agora contract, offset in part by increases in the per pupil rate of achieved state funding in certain states. Additionally, other factors impacting the enrollment decline include regulatory and school board decisions to limit enrollments and marketing and other market conditions. We anticipate the full fiscal year net impact of the Agora program transition to result in an approximate decrease of $110 million of total revenue from the prior year.

Total Institutional increased $5.9 million, or 25.4%, due primarily to the transition of the Agora contract from a managed to a non-managed program.  Private Pay Schools and Other revenue increased $3.6 million, or 31.9%, over the prior year due to business development activities.

Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional business where we provide limited or no management services. As we continue to build our Institutional business and the Managed Public School Programs business continues to mature, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2015 were $139.0 million, representing a decrease of $7.8 million, or 5.3%, from $146.8 million for the three months ended September 30, 2014. This decrease in expense was primarily associated with the loss of the management component of the Agora contract.  Instructional costs and services expenses were 62.8% of revenue during the three months ended September 30, 2015, a slight increase from 62.0% for the three months ended September 30, 2014.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2015 were $99.3 million, representing a decrease of $0.2 million, or 0.2% from $99.5 million for the three months ended September 30, 2014. Selling, administrative, and other operating expenses were 44.9% of revenue during the three months ended September 30, 2015, an increase from 42.1% for the three months ended September 30, 2014. This increase was primarily attributable to a write-off of receivables which was included in selling, administrative, and other operating expenses for the three months ended September 30, 2015.

Product development expenses.  Product development expenses for the three months ended September 30, 2015 were $3.4 million, representing a decrease of $0.1 million, or 2.9% from $3.5 million for the three months ended September 30, 2014. As a percentage of revenues, product development expenses remained flat at 1.5% for the three months ended September 30, 2015 and 2014.

Interest expense, net.  Net interest expense for the three months ended September 30, 2015 was $0.3 million as compared to net interest expense of zero in the same period in the prior year. Net interest expense was primarily associated with approximately zero and $0.3 million in interest income during the periods ended September 30, 2015 and 2014, respectively, from our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases. During the year ended September 30, 2015, we placed our Web investment on non-accrual status and ceased accruing interest income given the delay in efforts to expatriate the cash.

Income tax benefit.  We had an income tax benefit of $8.1 million for the three months ended September 30, 2015, or 39.0% of loss before taxes, as compared to an income tax benefit of $6.5 million, or 49.8% of loss before taxes for the three months ended September 30, 2014. The decrease in the effective tax rate for the three months ended September 30, 2015 is related to tax elections made in the first quarter of 2015 on the sale of assets in June 2014.

Net loss.  Net loss was $12.7 million for the three months ended September 30, 2015, compared to $6.6 million for the three months ended September 30, 2014, representing an increase of $6.1 million.

Noncontrolling interest.  Net income attributable to noncontrolling interest for the three months ended September 30, 2015 was $0.1 million as compared to net income attributable to noncontrolling interest of $0.2 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of September 30, 2015, we had net working capital, or current assets minus current liabilities, of $338.6 million. Our working capital includes cash and cash equivalents of $150.9 million, including $2.4 million associated with our two joint ventures, and accounts receivable of $260.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2015.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2015, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We had $35.0 million of availability for new leasing during fiscal year 2015. Interest rates in July 2015 on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2016. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

As of September 30, 2015, the aggregate outstanding balance under the lease lines of credit was $27.3 million. Borrowings bore interest at rates ranging from 1.95% to 3.08% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock over a two year period. The purchases under this buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and were made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. The Company completed the purchases under the buyback plan in September 2014, and accordingly there were no purchases during the three months ended September 30, 2015.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At September 30, 2015, the Company was still in discussions with Middlebury to settle the terms under the put option. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

Operating Activities

Net cash used by operating activities for the three months ended September 30, 2015 was $23.9 million compared to $27.4 million for the three months ended September 30, 2014. The $3.5 million decrease in cash used by operations between periods was primarily attributable to net loss including non-cash adjustments which decreased approximately $2.9 million, offset by an overall decreased usage of cash flows from changes in working capital of $6.4 million. These changes in working capital were primarily attributable to improved collections of accounts receivable, offset by decreased deferred revenue balances, among other factors.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2015 was $14.2 million compared to $25.1 million for the three months ended September 30, 2014, a decrease of $10.9 million. This decrease was due primarily to the $6.5 million investment in LearnBop during fiscal 2015, as well as a $5.4 million decrease from the prior year related to capital expenditures for certain computer related hardware.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2015 was $6.8 million compared to $33.3 million during the three months ended September 30, 2014. Our primary use of cash in financing activities during the three months ended September 30, 2015 was in connection with payments of capital lease obligations incurred for the acquisition of student computers. During the three months ended September 30, 2014, the Company purchased treasury stock totaling approximately $26.5 million, which concluded the buy-back plan. The Company made no such purchases during the three months ended September 30, 2015.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $8.7 million related to long-term lease commitments on buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2015 and June 30, 2015, we had cash and cash equivalents totaling $150.9 million and $195.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2015, a 1% gross increase in interest rates earned on cash would result in a $1.5 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2015, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At September 30, 2015, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

On September 24, 2015, the Company, in connection with an industry-wide investigation styled “In the Matter of the Investigation of: For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice. We are cooperating with the investigation and responding to the subpoena.  At this early stage, we are not aware of any material adverse effect this industry-wide investigation would have on the results of our operations and financial condition.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 4, 2015.

Item 2.    Issuer Purchases of Equity Securities.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. There were no shares purchased during the three months ended September 30, 2015. There were 1,307,402 shares of common stock at an average price of $20.21 per share purchased during the three months ended September 30, 2014. As of September 30, 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

None.

Item 5.    Other Information.

None.

Item 6.  Exhibits

(a)                                 Exhibits.

Number	Description

10.1	Independent Contractor Consulting Agreement with Timothy L. Murray, effective September 16, 2015.
10.2	First Amendment to Amended and Restated Employment Agreement of Nathaniel A. Davis, effective September 2, 2015.
10.3	Form of Performance Share Unit Agreement under the 2007 Equity Incentive Award Plan, as amended.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 27, 2015