Form 10-Q
period 2016-03-31
K12 INC
filed 2016-04-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016 the Registrant had 39,084,254 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$199,508	$195,852
Accounts receivable, net of allowance of $9,949 and $9,657 at March 31, 2016 and June 30, 2015, respectively	222,884	188,246
Inventories, net	16,146	29,571
Deferred tax asset	8,406	8,989
Prepaid expenses	16,837	11,428
Other current assets	24,797	24,877
Total current assets	488,578	458,963
Property and equipment, net	26,717	34,407
Capitalized software, net	67,710	62,683
Capitalized curriculum development costs, net	58,345	58,696
Intangible assets, net	19,347	21,195
Goodwill	66,160	66,160
Deposits and other assets	7,049	6,495
Total assets	$733,906	$708,599
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$13,453	$16,635
Accounts payable	15,745	29,819
Accrued liabilities	14,209	12,486
Accrued compensation and benefits	26,898	26,790
Deferred revenue	50,898	24,927
Total current liabilities	121,203	110,657
Capital lease obligations, net of current portion	9,660	13,022
Deferred rent, net of current portion	6,958	7,692
Deferred tax liability	27,654	22,456
Other long-term liabilities	6,475	8,233
Total liabilities	171,950	162,060
Commitments and contingencies	—	—
Redeemable noncontrolling interest	9,801	9,601
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 42,593,095 and 41,837,894 shares issued and 39,090,497 and 38,335,296 shares outstanding at March 31, 2016 and June 30, 2015, respectively	4	4
Additional paid-in capital	668,238	663,461
Accumulated other comprehensive loss	(643)	(1,065)
Accumulated deficit	(40,444)	(50,462)
Treasury stock of 3,502,598 shares at cost at March 31, 2016 and June 30, 2015	(75,000)	(75,000)
Total stockholders’ equity	552,155	536,938
Total liabilities, redeemable noncontrolling interest and equity	$733,906	$708,599

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands, except share and per share data)
Revenues	$221,340	$244,623	$651,381	$712,640
Cost and expenses
Instructional costs and services	134,755	148,985	403,374	440,857
Selling, administrative, and other operating expenses	64,888	64,871	225,598	226,972
Product development expenses	2,563	3,337	9,004	10,065
Total costs and expenses	202,206	217,193	637,976	677,894
Income from operations	19,134	27,430	13,405	34,746
Interest expense, net	(101)	(315)	(596)	(134)
Income before income tax expense and noncontrolling interest	19,033	27,115	12,809	34,612
Income tax expense	(5,368)	(10,586)	(3,924)	(12,711)
Net income	13,665	16,529	8,885	21,901
Adjust net loss attributable to noncontrolling interest	608	484	1,133	667
Net income attributable to common stockholders	$14,273	$17,013	$10,018	$22,568
Net income attributable to common stockholders per share
Basic	$0.38	$0.46	$0.27	$0.60
Diluted	$0.37	$0.45	$0.26	$0.60
Weighted average shares used in computing per share amounts:
Basic	37,692,826	37,211,634	37,562,106	37,334,598
Diluted	38,999,871	37,408,911	38,559,204	37,574,665

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands)
Net income	$13,665	$16,529	$8,885	$21,901

Other comprehensive income, net of tax

Foreign currency translation adjustment	148	275	422	(840)

Total other comprehensive income, net of tax	13,813	16,804	9,307	21,061

Comprehensive loss attributable to noncontrolling interest	608	484	1,133	667

Comprehensive income attributable to common stockholders	$14,421	$17,288	$10,440	$21,728

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In thousands, except share and	Common Stock		Additional Paid- in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total

Balance, June 30, 2015	41,837,894	$4	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$536,938
Net income (1)	—	—	—		10,018	—	—	10,018
Foreign currency translation adjustment	—	—	—	422	—	—	—	422
Stock-based compensation expense	—	—	13,759	—	—	—	—	13,759
Exercise of stock options	1,000	—	14	—	—	—	—	14
Excess tax from stock-based compensation	—	—	(4,606)	—	—	—	—	(4,606)
Issuance of restricted stock awards	1,072,484	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(83,370)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(1,334)	—	—	—	—	(1,334)
Retirement of restricted stock for tax withholding	(234,913)	—	(3,056)	—	—	—	—	(3,056)
Balance, March 31, 2016	42,593,095	$4	$668,238	$(643)	$(40,444)	(3,502,598)	$(75,000)	$552,155

(1)                  Net income excludes $1.1 million due to the redeemable noncontrolling interests related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$8,885	$21,901
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	50,622	52,273
Stock-based compensation expense	13,759	13,471
Excess tax benefit from stock-based compensation	(6)	(8)
Deferred income taxes	(552)	4,128
Provision for doubtful accounts	2,895	1,442
Provision for excess and obsolete inventory	543	541
Benefit for student computer shrinkage and obsolescence	(422)	(262)
Expensed leased computer peripherals	2,532	—
Changes in assets and liabilities:
Accounts receivable	(37,521)	(81,421)
Inventories	12,882	15,532
Prepaid expenses	(5,409)	(4,226)
Other current assets	79	(3,719)
Deposits and other assets	(159)	(425)
Accounts payable	(14,074)	(10,979)
Accrued liabilities	3,483	(1,974)
Accrued compensation and benefits	110	4,619
Deferred revenue	25,971	32,336
Deferred rent and other liabilities	(2,496)	2,510
Net cash provided by operating activities	61,122	45,739
Cash flows from investing activities
Purchase of property and equipment	(2,458)	(7,656)
Capitalized software development costs	(26,321)	(25,430)
Capitalized curriculum development costs	(12,206)	(12,194)
Investment in LearnBop, Inc.	—	(6,512)
Net cash used in investing activities	(40,985)	(51,792)
Cash flows from financing activities
Repayments on capital lease obligations	(13,428)	(16,743)
Purchase of treasury stock	—	(26,452)
Proceeds from exercise of stock options	14	513
Excess tax benefit from stock-based compensation	6	8
Retirement of restricted stock for income tax withholding	(3,056)	(2,388)
Net cash used in financing activities	(16,464)	(45,062)
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(2,144)
Net change in cash and cash equivalents	3,656	(53,259)
Cash and cash equivalents, beginning of period	195,852	196,109
Cash and cash equivalents, end of period	$199,508	$142,850

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

2.  Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2016 and 2015, the condensed consolidated statements of cash flows for the nine months ended March 31, 2016 and 2015, and the condensed consolidated statement of equity for the nine months ended March 31, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2016, or for any other interim period or future fiscal year. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements at that date.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended March 31, 2016 and 2015 were $76.3 million and $89.1 million, respectively, and for the nine months ended March 31, 2016 and 2015, were $210.9 million and $241.9 million, respectively.  For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three and nine months ended March 31, 2016 and 2015.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended March 31, 2016 and 2015, the Company’s revenue included a reduction for these school operating losses of $13.2 million and $12.5 million, respectively, and were $39.7 million and $45.2 million for the nine months ended March 31, 2016 and 2015.

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

During the three and nine months ended March 31, 2016, the Company had a contract with one school that represented approximately 10% of revenue.  During the three and nine months ended March 31, 2015, the Company had a contract with a different school that represented approximately 14% and 13% of revenue, respectively.  Approximately 4% and 10% of accounts receivable was attributable to the respective customer at March 31, 2016 and June 30, 2015.

In fiscal year 2015, the Agora Cyber Charter School (“Agora”) renegotiated its service agreement and entered into a three-year contract with the Company to purchase the Company’s curriculum and certain technology services and the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. The net impact of this contract change on revenues for the three and nine months ended March 31, 2016 resulted in an approximate decrease of $30.0 million and $80.7 million, respectively, as compared to the prior year.

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale, and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserves were $2.5 million and $2.2 million at March 31, 2016 and June 30, 2015, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for the three months ended March 31, 2016 and 2015 was $4.7 million and $6.9 million, respectively, and $14.8 million and $21.6 million for the nine months ended March 31, 2016 and 2015, respectively. Additionally, beginning in fiscal 2016, the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Accordingly, the Company fully expenses peripherals upon shipment and the impact was immaterial.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student computers	3 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

The Company updates its estimate of unreturned computers based on an analysis of recent trends of returns and utilization rates. During the three and nine months ended March 31, 2016, the Company wrote off $0.6 million and $2.1 million, respectively, related to the estimate which was recorded in depreciation expense.  During the three and nine months ended March 31, 2015, the Company wrote off $1.2 million and $3.9 million, respectively, related to the estimate which was recorded in depreciation expense.

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

Capitalized software development additions totaled $26.3 million and $25.4 million for the nine months ended March 31, 2016 and 2015, respectively. Amortization expense for the three months ended March 31, 2016 and 2015 was $8.0 million and $5.6 million, respectively, and $21.3 million and $15.8 million for the nine months ended March 31, 2016 and 2015, respectively.

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

Total capitalized curriculum development additions were $12.2 million for the nine months ended March 31, 2016 and 2015. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2016 and 2015 was $4.3 million and $4.5 million, respectively, and $12.6 million and $13.0 million for the nine months ended March 31, 2016 and 2015, respectively.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three and nine months ended March 31, 2016 and 2015 was $0.6 million, and $1.9 million, respectively. Future amortization of intangible assets is $0.6 million, $1.9 million, $1.9 million, $1.9 million and $1.9 million in the fiscal years ending June 30, 2016 through June 30, 2020, respectively, and $10.7 million thereafter. At both March 31, 2016 and June 30, 2015, the goodwill balance was $66.2 million.

At March 31, 2016, the Company’s stock market capitalization was below its net book value. However the Company continues to operate profitably and generate cash flow from operations, which is anticipated to continue in 2016 and beyond. At March 31, 2016, given the totality of circumstances, we determined that the decline in market value did not precipitate a triggering event. We will continue to monitor the market capitalization and assess the potential of a triggering event to the extent the decline is not other than temporary.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows the Company to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. The Step 0 analysis focuses on a number of events and circumstances that may be considered when making this qualitative assessment.

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

The following table represents the balance of intangible assets as of March 31, 2016 and June 30, 2015:

Intangible Assets:

	March 31, 2016			June 30, 2015
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.5	$(6.5)	$11.0	$17.5	$(5.7)	$11.8
Customer and distributor relationships	18.2	(10.2)	8.0	18.2	(9.1)	9.1
Developed technology	1.2	(1.2)	—	1.2	(1.2)	—
Other	0.5	(0.2)	0.3	0.5	(0.2)	0.3
	$37.4	$(18.1)	$19.3	$37.4	$(16.2)	$21.2

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three and nine months ended March 31, 2016 and 2015.

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

The following table summarizes certain fair value information at March 31, 2016 and June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The following table summarizes the activity during the nine months ended March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Nine Months Ended March 31, 2016
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	March 31,
Description	June 30, 2015	and Settlements	Gains/(Losses)	2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity. The fair value of the Middlebury Joint Venture was based upon a valuation from a third-party valuation firm as of June 30, 2015. In determining the fair value, the valuation incorporated a number of assumptions and estimates including an income-based valuation approach. As of June 30, 2015, the fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was estimated at $6.8 million. As of March 31, 2016, the Company performed an internal analysis and determined there was no underlying change in the estimated fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture.

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At March 31, 2016, the Company was still in discussions with Middlebury to settle the terms under the put option. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

Net Income Per Common Share

The Company calculates net income per share in accordance with ASC 260, Earnings Per Share. Under ASC 260, basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In thousands except shares and		(In thousands except shares and
	per share data)		per share data)
Basic and dilutive income per share:
Net income attributable to common stockholders	$14,273	$17,013	$10,018	$22,568
Weighted average common shares — basic	37,692,826	37,211,634	37,562,106	37,334,598
Weighted average common shares — diluted	38,999,871	37,408,911	38,559,204	37,574,665
Basic and Diluted net income per share	$0.38	$0.46	$0.27	$0.60
Diluted net income per share	$0.37	$0.45	$0.26	$0.60

For the three months ended March 31, 2016 and 2015, the dilutive shares totaled 1,307,045 and 197,277, respectively.  For the nine months ended March 31, 2016 and the 2015, the dilutive shares totaled 997,098 and 240,067, respectively.  At March 31, 2016, the Company excluded 4,123,699 equity awards convertible to shares because they were antidilutive. At March 31, 2016, the Company had 42,593,095 shares issued and 38,090,497 shares outstanding.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating this guidance, as well as the effect on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The guidance in ASU 2015-17 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2016, with early adoption permitted.  ASU 2015-17 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating this guidance, as well as the effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

4.  Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2016 and 2015, the Company’s effective income tax rate was 28.2% and 39.0%, respectively. For the nine months ended March 31, 2016 and 2015, the Company’s effective income tax rate was 30.6% and 36.7%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the effects of foreign operations, state taxes, tax credits, non-controlling interests, and current year permanent differences between book and tax treatment.

5.  Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a separate lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of March 31, 2016 and June 30, 2015, respectively. As of March 31, 2016 and June 30, 2015, the outstanding balance under the lease line of credit was $23.1 million and $29.7 million, respectively, with lease interest rates ranging from 2.49% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of March 31, 2016 and June 30, 2015 was $38.3 million and $43.6 million, respectively.  The net carrying value of leased student computers as of March 31, 2016 and June 30, 2015 was $10.6 million and $12.9 million, respectively.

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

The following is a summary as of March 31, 2016 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

Capital
June 30,	Leases
($ in thousands)

2016	$4,191
2017	12,092
2018	5,873
2019	1,472
Total minimum payments	23,628
Less amount representing interest (imputed weighted average capital lease interest rate of 2.61%)	(515)

Net minimum payments	23,113
Less current portion	(13,453)

Present value of minimum payments, less current portion	$9,660

6.  Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2016 and June 30, 2015, the Company was in compliance with these covenants. During the nine months ended March 31, 2016, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of March 31, 2016.

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

7.  Equity Transactions

Our 2007 Equity Incentive Award Plan (the “Plan”) was designed to attract, retain and motivate key employees. Awards granted under the Plan may be settled in shares of the Company’s common stock or cash, in the case of performance share units (“PSUs”). At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases subject to the Board of Directors approval. During the nine months ended March 31, 2016, the Company’s Board of Directors authorized 1,533,412 additional shares for issuance pursuant to the 2007 Plan’s evergreen provision. Through March 31, 2016, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 2,864,567. Through March 31, 2016, there were 5,721,230 shares of the Company’s common stock that were issuable and remain outstanding as a result of equity awards granted under the Plan.

Stock Options

Stock option activity during the nine months ended March 31, 2016 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)

Outstanding, June 30, 2015	2,914,593	$20.33	4.05	$88
Granted	243,112	13.43
Exercised	(1,000)	13.66
Forfeited or canceled	(749,967)	18.70

Outstanding, March 31, 2016	2,406,738	$20.12	4.29	$—

Stock options exercisable at March 31, 2016	1,638,800	$21.76	3.13	$—

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2016 and 2015 was zero and $0.5 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended March 31, 2016 and 2015 was $6.18 and $7.20, respectively.

As of March 31, 2016, there was $4.8 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.8 years. During the three months ended March 31, 2016 and 2015, the Company recognized $1.0 million of stock-based compensation expense related to stock options. During the nine months ended March 31, 2016 and 2015, the Company recognized $3.0 million and $3.1 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2016 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, June 30, 2015	1,245,504	$22.30
Granted	1,072,484	10.09
Vested	(637,087)	22.89
Forfeited or canceled	(83,370)	20.97

Nonvested, March 31, 2016	1,597,531	$12.69

During the nine months ended March 31, 2016, 111,690 new performance-based restricted stock awards were granted and 231,332 were nonvested at March 31, 2016. During the nine months ended March 31, 2016, 131,104 performance-based awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions. The remaining 960,794 awards granted during the nine months ended March 31, 2016 were straight service-based awards.  The remaining 1,366,199 nonvested awards as of March 31, 2016 were straight service-based awards.  During the nine months ended March 31, 2016, 505,983 of these service-based awards vested.

As of March 31, 2016, there was $18.4 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the nine months ended March 31, 2016 and 2015 was $7.4 million and $7.0 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recognized $2.9 million and $3.4 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2016 and 2015, the Company recognized $10.5 million and $10.3 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units

During the nine months ended March 31, 2016, the Company granted a total of 1,154,602 PSUs to certain senior executives, having a weighted average grant date fair value of $12.92 per share. The PSUs were granted pursuant to the terms of the Plan and vest upon achievement of certain performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a two to three-year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and are classified as an equity award in accordance with Accounting Standards Codification 718 — Stock Compensation. If actual performance exceeds the target criteria for a full award, then additional PSU’s up to 562,301 could be earned by the participants.

In addition to the LTIP performance conditions, there is a service vesting condition which stipulates that thirty percent of the earned award will vest quarterly beginning November 15, 2017 and seventy percent of the earned award will vest on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSU’s, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant.

Performance Share Unit activity during the nine months ended March 31, 2016 was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested, June 30, 2015	—
Granted	1,154,602	$12.92
Vested	—	—
Forfeited or canceled	(30,000)	13.45

Nonvested, March 31, 2016	1,124,602	$12.56

As of March 31, 2016, there was $12.8 million of total unrecognized compensation expense related to unvested performance share units granted.

Equity Incentive Market Based Awards

During the three and nine months ended March 31, 2016, the Company granted the opportunity to earn 592,359 restricted stock awards, having a weighted average grant date value of $5.30 per share, to our new Chief Executive Officer and Executive Chairman.   During the three and nine months ended March 31, 2016, the Company recognized $0.3 million of stock-based compensation expense related to the awards.  As of March 31, 2016, there was unrecognized compensation expense of $2.8 million, which is expected to be recognized on an accelerated basis over the requisite service period, or an estimated remaining weighted average life of 1.6 years.

The awards were granted pursuant to the Plan and 50% of shares granted vest immediately upon achievement of specified average closing prices of the Company’s stock for any period of 30 consecutive days and the remaining 50% vesting ratably in semi-annual intervals until the applicable two or three year anniversary from grant date.  Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $9.64, risk free rate of return of 0.75 percent, and expected volatility of approximately 50 percent.

8. Related Party Transactions

At March 31, 2016 and June 30, 2015, the Company had loaned a total of $4.0 million to its 60% owned joint venture Middlebury Interactive Languages LLC (“MIL”) in accordance with the terms of the original joint venture agreement.  The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

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

For the three and nine months ended March 31, 2016, the Company contributed $0.7 million to The Foundation for Online and Blended Learning (“Foundation”).  The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation.  No contributions were made during the three and nine months ended March 31, 2015.

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

On September 24, 2015, the Company, in connection with an industry-wide investigation styled “In the Matter of the Investigation of For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice. The Company is cooperating with the investigation and responding to the subpoena. At this stage, the Company is not aware of any material adverse effect this industry-wide investigation would have on the results of its operations and financial condition.

Consulting Agreement

On August 3, 2015, Mr. Timothy L. Murray, then President and Chief Operating Officer of the Company, notified us of his intent to resign, which became effective on September 15, 2015. The Company and Mr. Murray entered into a Consulting Agreement, effective September 16, 2015, whereby Mr. Murray provided transition and other consulting services for a term of up to six months and payment of $43,985 per month for services rendered.  The Consulting Agreement terminated on December 31, 2015.

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

Off-Balance Sheet Arrangements

The Company provided guarantees of approximately $7.6 million related to lease commitments on the buildings for certain of the Company’s Flex schools. The Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The receivable is due and the Company accrued interest up through December 31, 2014. However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. Furthermore, during the fourth quarter of 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. At March 31, 2016, the Web investment was included in other current assets. The Company and Web continue to mutually work toward a mechanism for collection of the principal.

During the three months ended March 31, 2016 and 2015, the Company recorded interest income of zero, associated with Web. During the nine months ended March 31, 2016 and 2015, the Company recorded interest income of zero and $0.4 million, respectively, associated with Web.

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

During June 2015, the Company engaged a third party valuation firm to conduct an appraisal of the property to assess market value at June 30, 2015. The appraisal concluded a market value in excess of the note carrying value.  As of March 31, 2016, there are no indications that these factors have changed.

During the nine months ended March 31, 2016, Moyer defaulted on the loan agreement for non-payment of principal and interest, the school’s closure, and other contractual defaults. The Company continues to exercise its rights under the existing arrangement, including pursuing foreclosure and receivership. During the nine months ended March 31, 2016, Moyer filed a claim against the Company asserting breach of contract and alleging that the breach caused it to default on the loan agreement. The Company believes that the breach of contract claim to offset the foreclosure is without merit.

11.  Redeemable Noncontrolling Interest

Investment in LearnBop Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put option, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put option will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders’ Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included selling, administrative and other operating expenses were $0.1 million.

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

According to ASC 480-10-S99, to the extent that the noncontrolling interest holder has the contractual right to receive an amount upon share redemption that is other than fair value of such shares, only the portion of the periodic adjustment to the instrument’s carrying amount that reflects redemption in excess of fair value is treated like a dividend for earnings per share computation purposes. No adjustment to the earnings per share computation was necessary as estimated fair value of the noncontrolling interest is greater than the redemption value. At March 31, 2016, the redeemable noncontrolling interest was valued at approximately $3.0 million.

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

The redeemable noncontrolling interests are redeemable outside of the Company’s control. Because of this the Company records the redemption fair value outside of permanent equity in accordance with ASC 480-10-S99. The Company adjusts the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. At March 31, 2016, the redeemable noncontrolling interest was valued at approximately $6.8 million.

At March 31, 2016, the Company was still in discussions with Middlebury to settle the terms under the put option; the outcome of which could result in a value different than the value of the redeemable noncontrolling interest. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

12.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	March 31,
	2016	2015
	(In thousands)

Cash paid for interest	$603	$628

Cash paid for taxes	$1,017	$8,291

Supplemental disclosure of non-cash financing activities:
New capital lease obligations	$6,884	$12,098
Supplemental disclosure of non-cash investing activities:
Business Combinations:
— Current assets	$—	$27

— Property and equipment	$—	$350

— Intangible assets	$—	$27

— Goodwill	$—	$8,982

— Assumed liabilities	$—	$(50)

— Deferred revenue	$—	$(23)

13.  Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time as authorized and through a variety of permissible methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. The Company completed the purchases under the buyback plan in September 2014, and accordingly there were no purchases during the nine months ended March 31, 2016. There were 1,307,402 shares of common stock at an average price of $20.23 per share purchased during the nine months ended March 31, 2015. As of March 31, 2016 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•                  Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2016.

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

Managed Public School Programs accounted for approximately 82% of our revenue in the nine months ended March 31, 2016. With a Managed Public School Program, K12 assumes substantially all of the administrative oversight, technology and academic support services, in addition to the provisioning of curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the school boards, which are mostly virtual and blended public charter schools. We have Managed Public School Programs in 33 states and the District of Columbia.

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

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for our Institutional business (sold under the brand names FuelEducation or FuelEd) over time.  Our Managed Public School Programs business, which serves primarily virtual and blended charter schools, is more mature and the independent governing boards of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements and the level of management services that we have with those boards and for new Managed Public School Programs. We continue to work with all independent governing authorities to offer the curriculum, technology and services to meet the needs of fully-managed virtual and blended schools as well as the self-managed virtual and blended schools, offering additional services to the self-managed schools as needed.

Overall, for all three lines of business, for the nine months ended March 31, 2016, revenues decreased to $651.4 million from $712.6 million in the same period in the prior year, a decline of 8.6%. Over the same period, operating income decreased to $13.4 million, from income of $34.7 million in the prior year period. Net income to common stockholders decreased to $10.0 million, as compared to income of $22.6 million in the prior year period.

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

Managed Public School Programs	Institutional (includes non-managed schools)	International and Private Pay Schools
• Virtual public schools	• K12 curriculum and technology	• Managed private schools
• Blended public schools	• FuelEd Online Courses	—K12 International Academy
—Hybrid schools	• FuelEd Anywhere Learning System	—George Washington University Online HS
—Flex schools	• Middlebury Interactive Languages	—The Keystone School
—Passport schools	• Pre-kindergarten	• Independent course sales (Consumer)

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and our Non-managed Programs.

	Three Months Ended March 31,		Change 2016 / 2015		Nine Months Ended March 31,		Change 2016 / 2015
	2016	2015	$	%	2016	2015	$	%

Public School Programs
Managed Programs (1, 2)	104,640	115,330	(10,690)	-9.3%	104,229	116,198	(11,969)	-10.3%
Non-managed Programs (1)	26,816	20,165	6,651	33.0%	27,326	20,341	6,985	34.3%

(1)         If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.

(2)         Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The following represents our revenue for these lines of business for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended		Change		Nine Months Ended		Change
	March 31,		2016 / 2015		March 31,		2016 / 2015
($ in thousands)	2016	2015	$	%	2016	2015	$	%

Managed Public School Programs	$185,832	$213,230	$(27,398)	-12.8%	$533,633	$612,344	$(78,711)	-12.9%
Institutional
Non-managed Public School Programs	13,145	9,324	3,821	41.0%	44,441	31,009	13,432	43.3%
Institutional Software & Services	10,645	10,954	(309)	-2.8%	36,134	35,670	464	1.3%
Total Institutional	23,790	20,278	3,512	17.3%	80,575	66,679	13,896	20.8%
Private Pay Schools and Other	11,718	11,115	603	5.4%	37,173	33,617	3,556	10.6%
Total	$221,340	$244,623	$(23,283)	-9.5%	$651,381	$712,640	$(61,259)	-8.6%

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

	Three Months ended March 31,				Nine Months ended March 31,
	2016		2015		2016		2015
	($ in thousands)				($ in thousands)
Revenues	$221,340	100.0%	$244,623	100.0%	$651,381	100.0%	$712,640	100.0%

Costs and expenses
Instructional costs and services	134,755	60.9	148,985	60.9	403,374	61.9	440,857	61.9
Selling, administrative, and other operating expenses	64,888	29.3	64,871	26.5	225,598	34.6	226,972	31.8
Product development expenses	2,563	1.2	3,337	1.4	9,004	1.4	10,065	1.4
Total costs and expenses	202,206	91.4	217,193	88.8	637,976	97.9	677,894	95.1
Income from operations	19,134	8.6	27,430	11.2	13,405	2.1	34,746	4.9
Interest expense, net	(101)	(0.0)	(315)	(0.1)	(596)	(0.1)	(134)	—

Income before income tax expense and noncontrolling interest	19,033	8.6	27,115	11.1	12,809	2.0	34,612	4.9
Income tax expense	(5,368)	(2.4)	(10,586)	(4.3)	(3,924)	(0.6)	(12,711)	(1.8)
Net income	13,665	6.2	16,529	6.8	8,885	1.4	21,901	3.1
Adjust net loss attributable to noncontrolling interest	608	0.2	484	0.2	1,133	0.1	667	0.1

Net income attributable to common stockholders	$14,273	6.4%	$17,013	7.0%	$10,018	1.5%	$22,568	3.2%

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

Revenues.  Our revenues for the three months ended March 31, 2016 were $221.3 million, representing a decrease of $23.3 million, or 9.5%, from $244.6 million for the same period in the prior year. Managed Public School Programs revenue decreased $27.4 million, or 12.8%, year over year. The decline in Managed Public School Programs revenue was primarily attributable to the 9.3% decline in enrollments, largely resulting from the loss of the management component of the Agora contract, offset in part by increases in the per pupil rate of achieved state funding in certain states. Additionally, other factors impacting the enrollment decline include regulatory and school board decisions to limit enrollments and marketing, and other market conditions. We anticipate the full fiscal year net impact of the Agora program transition to result in an approximate decrease of $110 million of total revenue from the prior year.

Total Institutional increased $3.5 million, or 17.3%, due primarily to the transition of the Agora contract from a managed to a non-managed program.  Private Pay Schools and Other revenue increased $0.6 million, or 5.4%, over the prior year.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2016 were $134.8 million, representing a decrease of $14.2 million, or 9.5%, from $149.0 million for the three months ended March 31, 2015. This decrease in expense was primarily associated with the transition of the Agora contract from managed to non-managed.  Instructional costs and services expenses were 60.9% of revenue during the three months ended March 31 2016, consistent with the 60.9% for the three months ended March 31, 2015.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2016 were $64.9 million, representing no change from $64.9 million for the three months ended March 31, 2015. Selling, administrative, and other operating expenses were 29.3% of revenue during the three months ended March 31, 2016, an increase from 26.5% for the three months ended March 31, 2015.

Product development expenses.  Product development expenses for the three months ended March 31, 2016 were $2.6 million, representing a decrease of $0.7 million, or 21.2% from $3.3 million for the three months ended March 31, 2015. As a percentage of revenues, product development expenses represented 1.2% of revenue for the three months ended March 31, 2016, a slight decrease from 1.4% for the three months ended March 31, 2015.

Interest expense, net.  Net interest expense for the three months ended March 31, 2016 was $0.1 million as compared to net interest expense of $0.3 million in the same period in the prior year. The decrease in expense was primarily attributable to lower average capital lease balances during the three months ended March 31, 2016 as compared to the same period in the prior year.

Income tax expense.  We had income tax expense of $5.4 million for the three months ended March 31, 2016, or 28.2% of income before taxes, as compared to income tax expense of $10.6 million, or 39.0% of income before taxes for the three months ended March 31, 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 is due to a favorable release of certain foreign tax reserves and more favorable return to provision true-up in the current quarter offset by the impact of increased foreign losses and non-controlling interests.

Net income.  Net income was $13.7 million for the three months ended March 31, 2016, compared to $16.5 million for the three months ended March 31, 2015, representing a decrease of $2.8 million.

Adjust net loss attributable to noncontrolling interest.  The adjustment to net loss attributable to noncontrolling interest for the three months ended March 31, 2016 was $0.6 million as compared to the adjustment to net loss attributable to noncontrolling interest of $0.5 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Comparison of the Nine Months Ended March 31, 2016 and March 31, 2015

Revenues.  Our revenues for the nine months ended March 31, 2016 were $651.4 million, representing a decrease of $61.2 million, or 8.6%, from $712.6 million for the same period in the prior year. Managed Public School Programs revenue decreased $78.7 million, or 12.9%, year over year. The decline in Managed Public School Programs revenue was primarily attributable to the 10.3% decline in enrollments, largely resulting from the loss of the management component of the Agora contract, offset in part by increases in the per pupil rate of achieved state funding in certain states. Additionally, other factors impacting the enrollment decline include regulatory and school board decisions to limit enrollments and marketing, and other market conditions. We anticipate the full fiscal year net impact of the Agora program transition to result in an approximate decrease of $110 million of total revenue from the prior year.

Total Institutional increased $13.9 million, or 20.8%, due primarily to the transition of the Agora contract from a managed to a non-managed program.  Private Pay Schools and Other revenue increased $3.6 million, or 10.6%, over the prior year primarily due to business development activities.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2016 were $403.4 million, representing a decrease of $37.5 million, or 8.5%, from $440.9 million for the nine months ended March 31, 2015. This decrease in expense was primarily associated with the transition of the Agora contract from managed to non-managed.  Instructional costs and services expenses were 61.9% of revenue during the nine months ended March 31, 2016, consistent with the 61.9% for the nine months ended March 31, 2015.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2016 were $225.6 million, representing a decrease of $1.4 million, or 0.6% from $227.0 million for the nine months ended March 31, 2015. Selling, administrative, and other operating expenses were 34.6% of revenue during the nine months ended March 31, 2016, an increase from 31.8% for the nine months ended March 31, 2015. This increase was primarily attributable to a write-off of receivables which was included in selling, administrative, and other operating expenses for the nine months ended March 31, 2016.

Product development expenses.  Product development expenses for the nine months ended March 31, 2016 were $9.0 million, representing a decrease of $1.1 million, or 10.9% from $10.1 million for the nine months ended March 31, 2015. As a percentage of revenues, product development expenses remained consistent at 1.4% for the nine months ended March 31, 2016, compared to 1.4% for the nine months ended March 31, 2015.

Interest expense, net.  Net interest expense for the nine months ended March 31, 2016 was $0.6 million as compared to net interest expense of $0.1 million in the same period in the prior year. The decreased net interest expense in the prior year was primarily associated with approximately $0.6 million in interest income for the nine months ended March 31, 2015, associated primarily with our investment in Web International Education Group, Ltd., offset by interest expense on our student computer capital leases. During the year ended June 30, 2015, we placed our Web investment on non-accrual status and ceased accruing interest income given the delay in efforts to expatriate the cash. During the period ending March 31, 2016, there was $0.5 million of interest expense on our student computer capital leases.

Income tax expense.  We recorded income tax expense of $3.9 million for the nine months ended March 31, 2016, or 30.6% of income before taxes, as compared to income tax expense of $12.7 million, or 36.7% of income before taxes for the nine months ended March 31, 2015. The decrease in the effective tax rate for the nine months ended March 31, 2016 is due to a release of certain foreign tax reserves and more favorable return to provision true-up in the current nine months offset by the the impact of increased foreign losses and non-controlling interests.

Net income.  Net income was $8.9 million for the nine months ended March 31, 2016, compared to net income of $21.9 million for the nine months ended March 31, 2015, representing a decrease of $13.0 million.

Adjust net loss attributable to noncontrolling interest.  The adjustment to net loss attributable to noncontrolling interest for the nine months ended March 31, 2016 was $1.1 million as compared to the adjustment to net loss attributable to noncontrolling interest of $0.7 million for the same period in the prior year.  Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of March 31, 2016, we had net working capital, or current assets minus current liabilities, of $367.4 million. Our working capital includes cash and cash equivalents of $199.5 million, including $2.4 million associated with our two joint ventures, and accounts receivable of $222.9 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2016.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2016, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We had $35.0 million of availability for new leasing during fiscal year 2016. Interest rates in July 2015 on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2014 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2016. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

As of March 31, 2016, the aggregate outstanding balance under the lease lines of credit was $23.1 million. Borrowings bore interest at rates ranging from 2.49% to 2.88% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock over a two year period. The purchases under this buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and were made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. The Company completed the purchases under the buyback plan in September 2014, and accordingly there were no purchases during the nine months ended March 31, 2016.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At March 31, 2016, the Company was still in discussions with Middlebury to settle the terms under the put option. There has been no change in the fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company’s option, which form of consideration has not yet been determined.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2016 was $61.1 million compared to $45.7 million for the nine months ended March 31, 2015. The $15.4 million increase in cash provided by operations between periods was primarily attributable to an overall increase in cash flows from changes in working capital of approximately $30.6 million, offset by a decrease of approximately $15.2 million in net income including non-cash adjustments. These changes in working capital were primarily attributable to improved collections of accounts receivable, offset by decreased deferred revenue balances, among other factors.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016 was $41.0 million compared to $51.8 million for the nine months ended March 31, 2015, a decrease of $10.8 million. This decrease was due primarily to the $6.5 million investment in LearnBop during fiscal 2015, as well as a $5.2 million decrease from the prior year related to capital expenditures for certain computer related hardware.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2016 was $16.5 million compared to $45.1 million during the nine months ended March 31, 2015. Our primary use of cash in financing activities during the nine months ended March 31, 2016 was in connection with payments of capital lease obligations incurred for the acquisition of student computers. During the nine months ended March 31, 2015, the Company purchased treasury stock totaling approximately $26.5 million, which concluded the buy-back plan. The Company made no such purchases during the nine months ended March 31, 2016.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $7.6 million related to long-term lease commitments on buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At March 31, 2016 and June 30, 2015, we had cash and cash equivalents totaling $199.5 million and $195.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2016, a 1% gross increase in interest rates earned on cash would result in a $2.0 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2016, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At March 31, 2016, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

On September 24, 2015, the Company, in connection with an industry-wide investigation styled “In the Matter of the Investigation of For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice. The Company is cooperating with the investigation and responding to the subpoena. At this stage, the Company is not aware of any material adverse effect this industry-wide investigation would have on the results of its operations and financial condition.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 4, 2015.

Item 2.  Issuer Purchases of Equity Securities.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75 million of the Company’s outstanding common stock over a two year period. The stock purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and may be made through a variety of methods including open market purchases and in accordance with the SEC’s Rule 10b5-1. There were no shares purchased during the nine months ended March 31, 2016. There were 1,307,402 shares of common stock at an average price of $20.21 per share purchased during the nine months ended March 31, 2015. As of March 31, 2016 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

On January 7, 2016, Mr. Stuart J. Udell entered into an Employment Agreement effective February 8, 2016, to serve as our Chief Executive Officer. On January 27, 2016, Mr. Nathaniel A. Davis, our current Chairman and Chief Executive Officer, entered into a second amended and restated Employment Agreement effective February 8, 2016 to serve as the Executive Chairman of the Board of Directors.  Additional detail on the material terms and conditions of both employment agreements are included in our Form 8-K filed on January 27, 2016.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 27, 2016