Form 10-K
period 2016-06-30
K12 INC
filed 2016-08-09
CIK 1157408

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2015 was approximately $228,694,506. Aggregate market value excludes an aggregate of approximately 12,933,353 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

         The number of shares of the registrant's common stock outstanding as of July 31, 2016 was 39,671,177.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended June 30, 2016, are incorporated by reference into Part III of this Form 10-K.

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

  •
  governmental investigations that could result in fines, penalties, settlements, or injunctive relief;

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

PART I

ITEM 1.    BUSINESS

Company Overview

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by offering an engaging and effective education, regardless of geographic location or socio-economic background. We provide a continuum of technology-based educational products and solutions to public school districts, public schools, virtual charter schools, private schools and families as we strive to transform a student's learning experience into one that delivers individualized education. In 2013, AdvancEd, a non-profit international accreditation agency for schools and school systems, renewed our five year quality assurance accreditation.

        As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers to be effective in online instruction, provide turn-key management services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many dynamics of virtual and blended learning that can complement and transform traditional schools. These factors enable us to provide a unique set of products and services to three lines of business that share many common attributes, including curriculum, learning systems, management expertise, logistical systems and marketing. These lines of business are: Managed Public School Programs, which is comprised of virtual and blended schools (as more fully described below), Institutional business (educational products and services sold to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools, including international, for which we charge student tuition and direct consumer sales).

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual schools	• Non-managed Public School Programs	• Managed private schools
• Blended schools	• Institutional software and services	—K12 International Academy
—Hybrid schools		—George Washington University Online High School
—Passport schools		—The Keystone School
• Independent course sales (Consumer)

  •
  Managed Public School Programs

          Our Managed Public School Programs business includes both virtual and blended public schools where a district or independent charter board contracts with K12 to help provide a full-time program of educational products and services. The Managed Public School Programs are programs in which K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. In contrast, Non-managed Public School Programs do not offer primary administrative oversight. In fiscal year 2016, our Managed Public School Programs accounted for approximately 82% of our revenue.

          Virtual Public Schools.    In full-time virtual public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state certified teachers. In addition to providing our courses, course materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. The majority of our revenue is derived from long-term service agreements with the governing authorities of these virtual public schools.

          Blended Public Schools.     In addition to providing services to virtual public schools, we also sell our products and services to blended public schools that combine online and face-to-face instruction in many different arrangements with varying amounts of time spent by students in a physical learning center.

          For both virtual and blended Managed Public School Programs, the governing authority with control over the schools negotiates contractual terms with us for all aspects of the management of the schools, including the creation and implementation of the academic plan, monitoring academic achievement, teacher recruitment and training, student enrollment and marketing, compensation recommendations for school personnel, implementation of student support services, financial and regulatory compliance support, procurement of curriculum, computers and other required services and equipment. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority's policies. Funding is provided primarily by state governments. For the 2015-16 school year, we provided these turn-key management services to Managed Public School Programs in 33 states and the District of Columbia.

  •
  Institutional

          We work closely as partners with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental educational products. Institutional business includes Non-managed Public School Programs and Institutional software and services where K12 provides curriculum and technology, and the school has an option to contract for instruction or other software and services we provide; however, the Institutional business offerings do not include primary administrative oversight to these programs. In addition to curriculum, systems and programs, we provide teacher training, teaching services and other support services. Our Institutional business customers include public schools, school districts, private schools, charter schools, early childhood learning centers and corporate partners. Additionally, we operate Middlebury Interactive Languages LLC ("MIL"), which was created as a joint venture with Middlebury College to develop and market online foreign language courses (see Notes to Consolidated Financial Statements, Note 10). For the 2015-16 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

  •
  Private Pay Schools and Other

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

        We continue to make significant capital investments in our infrastructure and resources intended to improve student academic outcomes, including: (i) the ongoing development and enhancement of our current and next generation curriculum and software; (ii) implementation of a new learning management platform for our high school students; (iii) corporate and school infrastructure to improve scalability, increase data security and privacy, and attain cost savings; (iv) purchase and delivery of student computers and (v) conversion of interactive instructional products to enable delivery through tablets and mobile devices.

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

        In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. In school year 2015-16, we served virtual public schools with Managed Public School Programs in 33 states and the District of Columbia, specifically: Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Massachusetts, Michigan, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming. We also serve schools in all 50 states through our Institutional business.

Our Market

        The U.S. market for K-12 education is large and online learning is gaining greater acceptance. For example:

  •
  According to the most recently available data from the 2015 Keeping Pace with K-12 Digital Learning report ("Keeping Pace"), over 50 million students attend K-12 public schools, and nearly five million students are enrolled in private schools. Five states mandate the completion of an online course prior to high school graduation. Full-time virtual charter schools served an estimated 275,000 students who took approximately 3.3 million semester equivalent courses online. Fourteen states have enacted online course choice laws. K12 is a sponsor of Keeping Pace along with 14 other educational organizations, including iNACOL.

  •
  The 2015 Keeping Pace report further states that 47% of students in grades 9-12 pursue online learning to access courses not offered at the school, and 43% choose to take courses online to be able to work at their own pace. In addition, 2.2 million K-12 students participated in a formal online learning program.

  •
  In addition, according to a report by National Home Education Research Institute, there are approximately 2.3 million home-educated students in the United States. Many of these students took an online course and a small percentage enrolled in a full-time online program.

  •
  According to the National Center for Educational Statistics ("NCES"), a division of the U.S. Department of Education, the public school system alone encompassed more than 98,500 schools and approximately 13,500 districts during the 2012-13 school year.

  •
  The NCES estimates that total spending in the K-12 market was projected to be $669 billion for the 2012-13 school year, and that public school spending will increase by 4.5 percent, to $699 billion, by 2022-23.

        Many parents and educators are seeking alternatives to traditional classroom-based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students. For example, from the time we were founded in school year 2000 to school year 2013, the percentage of public school students who attended charter schools increased from 0.7% to 4.6% according to the NCES. According to the 2015 Keeping Pace with K-12 Digital Learning report, there are approximately 6,700 public charter schools operating in 42 states and the District of Columbia with an estimated enrollment of approximately 2.9 million students. Similarly, acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet-based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost of delivering education.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

        As evidenced by the varying options being utilized by K-12 students, no single educational model works equally well for all students. Children today utilize technology in all aspects of their lives, and we expect them to extend their use of technology to their educational needs and choices. Our business is modeled on the premise that every student has the right to an education that is individualized and available anywhere that meets each student's unique needs. We also believe all students can benefit from more engaging educational content.

        We anticipate that full-time virtual schools will meet the needs of a small percentage of the overall K-12 student population, but do represent and will continue to represent a large and growing opportunity in absolute terms. Across our educational programs, families come from a broad range of social, economic and academic backgrounds. Like most parents, they share the desire for individualized instruction to maximize their children's potential. Examples of students for whom this solution may fit include, but are not limited to, families with: (i) students seeking to learn at their own pace in a way that better accommodates their individual needs; (ii) students with safety, social and health concerns about their local school; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student-athletes and performers who are not able to attend regularly-scheduled classes; (vi) college-bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement ("AP"), honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts who have decided to re-enroll in school to earn a diploma; and (ix) students of military families who desire high quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

        Most students in the United States will continue to be educated in school buildings and classrooms. However we also believe that certain student segments will benefit from the availability of an online public education, and that states and districts will seek to incorporate online solutions into their school-based programs. One of the challenges traditional schools continue to face is adoption of technology and innovative new learning devices. Our Managed Public School Programs offer a complete solution for districts and schools that need a turn-key option and we also offer, through our Institutional business, online curriculum and services on a solutions-oriented, customized basis for those customers who need less than a full-service offering. We believe this range of options creates the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution's capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our curricula can address local market needs.

        We believe that our core competencies, coupled with the substantial investments we have made in our infrastructure and our prior strategic acquisitions and partnerships, position us to offer educational resources for all types of students. Our products and services offer students expanded educational opportunities regardless of whether a student chooses to remain in a classroom or seeks an alternative educational setting, attends public or private school, lives in the United States or abroad, wants to take online classes on a full or part-time basis, requires supplemental educational products, seeks career or technical training or is an advanced or remedial student.

Our Business Lines

Managed Public School Programs

        As previously discussed, in our Managed Public School Programs, we provide substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. We provide our Managed Public School Programs to both virtual and blended public school customers.

        We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Managed Public School Programs and our Institutional business (sold under the brand names Fuel Education or FuelEd). At the same time, the growth rate in the Managed Public School Programs business, which serves primarily virtual charter schools, has slowed. Regulatory requirements related to academic performance and accountability are expanding and the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, a managed public school board may decide to transition to a self-managed model. While these schools continue to purchase our curriculum and some of our management and technology services, they assume more of the daily operational responsibilities for themselves. In some Managed Public School Programs, full responsibility for academic performance resides with the governing authority or school board which employs the Head of School. Conversely, as new states offer an online public school option, we believe that contracting with us for a fully integrated, virtual school turn-key operation that we manage remains attractive. We have also recently experienced a situation where a board which initially elected a self-managed approach subsequently reverted back to obtaining a greater percentage of integrated school management services from the Company.

Virtual Public Schools

        The majority of our revenue is derived from long-term service agreements with the governing authorities of the virtual public schools we serve. In addition to a comprehensive course catalog, related books and physical materials and, in certain cases, student computers, we also offer these schools a variety of management, technology and academic support services. Full-time virtual public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by certified teachers with whom they interact online, telephonically, in synchronous virtual classroom environments, and sometimes face-to-face. In a Non-managed virtual public school, the level of instructional and/or academic support management, technology services, and academic support services varies or may not be provided depending on the needs of the school. In either case, for parents who believe their child is not thriving in their current public school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice.

        Virtual public school students are also provided the opportunity to participate in a wide variety of school activities, including outings and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

        Virtual public schools managed by K12 (often named virtual academies) typically serve K-8 or K-12 students, principally utilize the K12 curriculum and attract both mainstream and all other types of learners. These virtual public schools include virtual academies, Insight schools which tend to focus on academically at-risk students, and iQ Academies which are typically only partially-managed by us, with responsibility for academic program and regulatory compliance resting with the host school or school district. We also manage career and technical education-focused online high schools which are designed to give students a head start on their career goals by earning technical and specialty trade credentials, college credits, and workplace experiences.

Blended Public Schools

        In addition to our full-time virtual public schools, we offer a variety of management and support services and sell our products to blended public schools, which are public schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center. For the 2015-16 school year, we managed blended public schools in California, Illinois, Indiana, Minnesota, New Jersey and Pennsylvania.

        In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility. We manage two types of blended public schools—hybrid schools and Passport schools. These blended schools bring students and teachers physically together more often than a purely online program.

        In the hybrid schools we manage, such as the Chicago Virtual Charter School, students attend a learning center on a part-time basis, where they receive face-to-face instruction, in addition to their online virtual curriculum and instruction.

        Another type of blended school option is the Passport school which is specifically designed for academically at-risk students, particularly those who have previously dropped out of high school, and accordingly, includes more counseling and support services. Because many Passport students have work and/or child care responsibilities, most students spend half of each day on-site, working on-line and face to face with teachers, and complete the remainder of their daily work away from the learning center. The Hill House Passport Academy in Pennsylvania is an example of a Passport school.

Institutional

        Our Institutional business consists of: (i) Non-managed Public School Programs; and (ii) institutional software and services. Public schools and school districts are increasingly adopting these online solutions to launch new learning models, cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. State education funds traditionally allocated for textbook and print materials are now also being authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. To address these growing needs, our Institutional business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full-time Non-managed Public School Programs to individual course sales and other options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional business is to partner primarily with U.S.-based public schools and school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning. Our FuelEd suite of offerings has grown and includes K12 curriculum, FuelEd Online Courses, FuelEd A+nywhere Learning Systems ("ALS"), and Middlebury Interactive Languages, LTS Education Systems, LearnBop and Career Pathways curriculum. Our extensive catalog of online curricula can address specific student needs, including AP, honors programs, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer state-certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

        In addition to our extensive curricula catalog, Institutional business offers the PEAK platform and PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single-user interface, multiple, independent online solutions. Schools can enroll students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. The PEAK Library currently supports the K12 curriculum portfolio and teachers can build and modify assignments, assessments and courses to augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third-party solutions, open educational resources and district and teacher-created content. For students, teachers and administrators, PEAK eliminates the complexity of managing multiple accounts and roles and provides a consistent online environment for full-time, credit recovery, world languages or blended classroom programs. We believe increasing ease-of-use for administrators and teachers is a critical factor in improving student support and therefore, improving student outcomes. PEAK addresses this need by serving all of the online instructional needs of a school or district in an integrated, data-driven manner.

        In fiscal year 2016, we continued to invest in our direct and indirect sales network and our product offerings. We acquired LTS Education Systems which offers test preparation and readiness curriculum and we released our new career and technical education, supplemental math and English language learner products. For the 2015-16 school year, we served school districts or individual schools in all 50 states and the District of Columbia through our Institutional business. Based upon school districts' and academic administrators' growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct-to-district distribution channel offers further significant growth potential.

Private Pay Schools and Other

  International and Private Pay Schools

        We operate a variety of private schools that meet the needs of students ranging from simple correspondence courses to challenging college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families and foreign students who desire a U.S. high school diploma and wish to study in English. For the 2015-16 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

        We operate the K12 International Academy, an online private school that serves students in both the United States and overseas. Through the K12 International Academy, students may study in an academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part-time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including online clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

        The Keystone School ("Keystone") is a private school that has been an innovator in home-based education and distance learning for over 35 years. Students attend Keystone for middle and high school on a full or part-time basis. It serves students through online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our FuelEd curriculum and offers a lower-cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and AdvancED.

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

  Consumer Sales

        We also sell individual online courses and supplemental educational products directly to families. These purchasers desire to educate their children outside of the traditional public school system or to supplement their child's existing public school education without the aid of an online teacher. Customers of our consumer products have the option of purchasing a complete grade-level curriculum or individual subjects depending on their child's needs. Typical applications include summer school course work, home schooling and educational supplements.

Our Business Strategy

        Our business strategy is driven by our mission to maximize every child's potential by transforming the educational experience, delivering a quality education to schools and their students, and supporting our customers in their quest to improve academic outcomes and prepare them for college and career readiness. In furtherance of those objectives, we plan to continue investing in our curriculum and learning systems. These investments include initiatives to create and deploy a next generation curriculum, improve the effectiveness of our school workforce, develop new instructional approaches to increase student and parental engagement, and improve our systems and security architecture. This strategy consists of the following key elements:

        Deliver better student outcomes.    We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we will: (i) invest in training and professional development for teachers and school leaders; (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, virtual science labs, AP test prep, specialized cohort academies and Family Academic Support Team initiatives; (iii) enhance our curriculum to make it more engaging, adaptive and accessible to all students anywhere; and (iv) update our content as state standards and state assessments change. We will also focus our marketing and enrollment efforts on helping students and families understand the unique demands and challenges of the online learning environment. We believe a better understanding by parents and students will better prepare students for the work and improve their chance at academic success.

        Improve student retention in our virtual schools.    To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual schools because families have the option of enrolling their children in a brick and mortar school or another virtual school. We therefore continue to refine our marketing programs to attract students who are most likely to succeed in a non-classroom based environment with the expectation of increasing academic success and student retention, recognizing that all students are eligible to enroll consistent with state requirements (e.g. enrollment caps, prior public student). Once students are enrolled, programs such as the Family Academic Support Team affect early intervention and focused engagement and retention strategies, strive to help students stay on track, improve engagement and ultimately give students a better chance at academic success.

        Introduce New and Improved Products and Services.    We intend to continue to expand our product line and offerings, both internally and through licensing or strategic acquisitions of products that address gaps in our current portfolio, including pursuing greater use of and access to tablet and mobile technology and adaptive learning technologies and solutions. In addition, we are endeavoring to serve new charter schools that attract students who are seeking career and technical education.

        Increase Enrollments at Existing Virtual and Blended Public Schools.    In the 2015-16 school year, we will manage virtual and blended public schools in 33 states and the District of Columbia. Some state regulations and school governing authorities and districts limit or cap student enrollment or enrollment growth. At the direction of our school board and school district customers, we will provide an opportunity for more students to attend these schools, and support their efforts to work with legislators, state departments of education, educators and parents to remove those enrollment caps.

        Expand Virtual and Blended Public School Presence into Additional States and Cities.    Due to the modularity of our curriculum and the comprehensiveness of our learning systems, we are able to efficiently adapt our curriculum to the individual educational standards of any state or school district with limited incremental capital investment. We will continue to work with states and school districts to authorize and establish new virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, management services, and other related offerings.

        Accelerate Institutional Business.    The breadth of our FuelEd catalog, now ranging from pre-K to 12th grade, our instructional capabilities and our capacity to simplify a school district's management of multiple digital programs and vendors through our PEAK technology platform, are the key drivers for Institutional business growth. We will continue to work to accelerate the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and personalized learning for their students. We will continue to seek acquisitions of businesses that expand FuelEd's distribution and product portfolio, improve our platform and capabilities, and allow us to enter new markets to serve every child who is interested in the benefits of digital learning.

        Add Enrollments in Our Private Schools.    We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs and by solicitation of partnerships with traditional brick and mortar private schools.

        Pursue International Opportunities to Offer Our Learning Systems.    We believe there is strong worldwide demand for high-quality, online education from U.S. families living abroad, foreign students who seek a U.S.-style of education and the schools and school systems that serve them in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning systems ideal for use internationally.

        Develop Additional Channels through Which to Deliver Our Learning Systems.    We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, career and technical education, supplemental educational products and individual products packaged and sold directly to consumers.

        Pursue Strategic Partnerships and Acquisitions.    We may pursue selective acquisitions at valuations that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies.We may also pursue opportunities with highly-respected institutions where we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students.

Products and Services

Educational Philosophy

        A primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including alignment with states that have adopted the Common Core State Standards ("CCSS"), the Common Core Assessments. and other state curriculum and assessment standards. We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

        The design, development and delivery of our products and services are grounded in the following set of guiding principles:

  •
  To deliver learning systems that are designed to help drive academic success and student engagement.  Our programs include a wide variety of curriculum and course options, onboarding programs to support our families and schools, as well tools to support the overall engagement and student management.

  •
  Employ Technology Appropriately for Learning.  All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where we feel it is appropriate and can enhance the learning process, with the amount of online content increasing at higher grades . In addition to online content, our curriculum includes a rich mix of courses with and without materials. Furthermore, teachers utilize a variety of collaboration and communication tools to help support student and family communication. We believe our balanced use of technology and more traditional approaches helps to maximize the effectiveness of our learning systems.

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

  •
  Prioritize Important, Rigorous Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view. Greater instructional effort is focused on the most important and most challenging concepts (as revealed by experience and research). We use existing research, feedback from parents and students, and experienced teacher judgments to determine these priorities, to modify our learning systems to guide the allocation of each student's time and effort, and to align with evolving state curriculum and testing standards.

  •
  Facilitate Flexibility to Accommodate Variations in Ability.  We believe that each student should have access to a variety of instructional solutions that help challenge each student appropriately. Generally, meaningful progress for most students is to complete one academic year's curriculum within a traditional school year. Our learning systems are designed to facilitate this flexibility to motivate and challenge each student to master each lesson.

  •
  Ensure Fundamental Content Soundness.  Our highly credentialed subject matter experts or "Content Specialists" bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from over 50 national and international subject-area associations.

  •
  Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

        Our fundamental goal for every child who enrolls in a virtual public or private school managed by us, or a program offered through a school district or a Non-managed school, is to improve his or her academic performance. In fiscal year 2017, we will be publishing our 2016 K12 Annual Academic Report ("2016 Academic Report") which will be available at http://www.k12.com/what-is-K12/results. By analyzing and communicating the results of our efforts, we aim to provide data for school boards and parents as they exercise school choice options, and to help educators working to improve academic achievement for every child in our increasingly diverse schools. We expect that our 2016 Academic Report will be more reflective of the changes made by individual states to develop their own accountability standards and assessments, thereby making year-over-year comparisons less relevant. We believe that none of our competitors serving virtual public schools publishes this volume or depth of academic performance data and analytics.

        Each of the 33 states and the District of Columbia in which we manage virtual public schools measures academic performance using different state accountability methods. A number of states have adopted the Common Core State Standards for curriculum content and one of the two online assessment methods aligned to those standards, the Smarter Balanced Assessment Consortium ("Smarter Balanced") or the Partnership for Assessment of Readiness for College and Careers ("PARCC"). However, as of school year 2015-16, a majority of the states in which we operate, such as Arizona, Florida and Indiana, currently rely on their own state-developed standards and assessments or commercially available assessments. Some states use a combination of a state-developed test and either the PARCC or Smarter Balanced test, while other states in which we operate never adopted the CCSS, including Virginia and Texas.

        In the 2014-2015 school year, many states changed their accountability assessments. Across all K12 public school programs, only eight states did not change their state accountability tests in 2014-2015: Iowa, Minnesota, Oklahoma, Tennessee, Texas, Utah, Virginia, and Wyoming. The changes in state tests were in part a consequence of the Common Core State Standards, initially released in 2010. In that year, most states began the process of adopting the Common Core standards, encouraged by the federal grant program called Race to the Top, which favored applicants that agreed to adopt Common Core. The new content standards required new assessments so to develop assessments aligned to the Common Core, the federal government funded two testing consortia: the Partnership for Assessment of Readiness for College and Careers ("PARCC") and the Smarter Balanced Assessment Consortium ("SBAC"). At one time, 24 states and the District of Columbia were signed on to administer the PARCC assessments. However, in the 2014-2015 school year, only the District of Columbia and 10 states fully administered the PARCC assessments. The Education Commission of the States notes that in 2015-2016, only six states and the District of Columbia plan to use the PARCC assessments. While the Smarter Balanced consortium has experienced fewer withdrawals, its members have decreased to 15 states that administered the full SBAC assessment in the 2015-2016 school year.

        We share the view taken by many states that assessing a student's academic performance by his or her learning growth is a more accurate measure of a school's effectiveness than attaining a static proficiency score. Most of our schools administer nationally-recognized interim and/or benchmark assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from the successful schools we manage and from other high performing schools across the country, we began the process of adopting a standardized academic plan that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student-level data. As part of the academic plan, schools implement plans to collect student-level data throughout the year from three types of assessments: diagnostic, formative interim, and summative. Baseline assessments are used to determine a student's academic strengths and weaknesses and are administered at the beginning of the school year or when a student enrolls. Formative interim assessments are administered throughout the year to assess student mastery of the state standards and objectives. Summative assessments measure student learning at culminating points in a student's academic career, such as the end of the semester or the end of the school year. In most cases, state tests serve as the summative assessment for schools. We provide recommendations for benchmark and interim formative assessments based on state standards and state assessments. In several cases charter authorizers, district partners or departments of education require specific assessments. We plan to report school performance on commonly-used assessments in future years.

        In addition to the complexities involved in measuring academic performance of students, we believe the virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under-credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students in student populations eligible for free or reduced-price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced-price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

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

        In furtherance of our goal to improve academic performance, in fiscal year 2014 we established an Academic Committee of the K12 Board of Directors comprised of three members. The primary role of the Academic Committee is to make recommendations and assist management in discharging its responsibility to ensure continuous improvement in academic outcomes for the public and private schools served by the K12. With input and oversight from the Academic Committee, the education experts who are members of our K12 Educational Advisory Committee ("EAC"), formed in 2013, will further improve our focus on academic achievement and growth goals as well as advising us on specific tactics to be successful in these areas. The EAC met four times in fiscal year 2016. The members of our EAC are:

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

  •
  Mr. Timothy Murray, Executive Chairman, Voxy, Inc.

  •
  Dr. Andrew Porter, former Dean of the Graduate School of Education, University of Pennsylvania

  •
  Ms. Jessie Woolley-Wilson, President, CEO and Chairman of the Board of DreamBox Learning, Inc.

  •
  Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning Programs

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

        As school districts confront the same issues that we are experiencing in the managed public schools, we believe that our solutions could gain widespread acceptance. Over the past year, we have been working on our new next generation curriculum that is being developed to help us deliver embedded assessment tools and rich media through adaptive learning pathways for our students. Our first release of these new courses is being introduced to the schools we manage in fall 2016. In addition, our PEAK system provides school districts and administrators a better way to manage their online education programs and content. In 2014, we entered into an agreement to transition our high school learning management system ("LMS") to Desire2Learn, a pioneer in next-generation digital education systems, which should help us improve student engagement, retention and outcomes for our managed schools. During school year 2015-16, we migrated the virtual high schools we manage to this new platform.

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

        Our investment strategy is not limited, however, to curriculum and systems. We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start student onboarding program, we offered a diagnostic assessment tool that a number of Managed Public School Programs have utilized to develop targeted instructional plans for new students who often start school with us before their academic records arrive. We are also offering the Family Academic Support Team program in many of the schools we manage. The purpose of this program is to ensure students are ready to engage in their learning experience by helping them overcome non-academic barriers, including family, health, psychological, or social issues that create obstacles to achieving academic success for some students. Additionally, we continue to invest in improving the quality of teachers and school leaders through our professional development efforts.

Curriculum

        K12 has one of the largest digital curriculum portfolios for the K-12 online education industry. The K12 curriculum consists of a variety of online lessons and resources, offline instructional kits and materials and lesson guides. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. We have a broad-based curriculum that includes courses across kindergarten, elementary, middle and high school, including world languages.

        Since our inception, we have built core courses in English language arts, mathematics, science and history on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. For this reason, our K12 curriculum was well positioned to satisfy the requirements of the CCSS when they were published in June 2010. Since then, we have been in the process of fully aligning our existing and new courses to the CCSS and other state standards and assessments. As the CCSS landscape is continually changing, we will monitor the decisions that states are making with regard to CCSS adoption and the associated assessments of the CCSS or other standards the states may adopt, which in turn may require further adjustments. We have and will continue to invest in and update our curriculum to stay current with emerging and developing standards like CCSS.

        Online Lessons.    For school year 2015-16, our K12 online lessons were accessed by K-8 students through a proprietary learning management platform, which we call our Online School ("OLS"). Lessons are accessed through a third-party platform by high school students, as well as a number of other common industry platforms for students who access our FuelEd Online Courses. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands-on materials, to create an engaging, responsive and highly-effective curriculum. The formative and periodic summative, online assessments ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student's assignments and assessments, are also included.

        Learning Kits.    Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student receives a shipment of materials, including textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. We have also created and/or converted additional K12 textbooks and resources used across our courses into an electronic format, enabling us to offer options to enhance the student experience without physical books.

        Lesson Guides.    Our courses are generally paired with a lesson guide and/or teacher resources. These resources are designed to work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Pre-K and K-8 Courses

        From pre-kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English language arts, mathematics, science, history, art, music and world languages. Our proprietary curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; our pre-K offering, which we refer to as EmbarK12, introduces students to core subjects through cross-curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas—the "big ideas" that each student will need to master the major subject areas, meet state standards, including those formulated as the CCSS, and complete more advanced coursework. Unlike a traditional classroom education, and in conjunction with school teachers and counselors, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

        Our K12 elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging and efficient while integrating rewards, interactive practice and a virtual world. These courses support students at various skill levels via targeted, timely remediation, embody CCSS and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed 171 courses specifically created for the public school standards in 18 states; we are aligning our courses to the CCSS and the Common Core Assessments; and in addition to the ongoing evolution of our K-5 Math+ program, we have also created over 85 custom Math+ sequences to serve specific state needs.

High School Courses

        The curriculum available to high school students is much broader and varies from student to student, largely as a result of the increased flexibility in course selection available to high school students. Students also are able to select from a wide range of electives. We have augmented our lab program for lab science courses with the creation of alternate kit-free science labs as an augmentation or alternative for our formerly kit-based high school science labs in order to provide a more flexible and robust lab program across our physical science, earth science, biology, chemistry and physics courses. Our overall lab program now includes traditional kit-based labs based on either shipped-in or household materials, virtual labs, video-based labs, data- collection and data-manipulation labs, and field studies. This array provides schools with additional materials flexibility, and integrates diverse modalities directly into our science curriculum to promote conceptual mastery. Across all subject areas, the K12 proprietary core curriculum accounts for more than three quarters of our high school course enrollments. We are aligning our courses to the CCSS and the Common Core Assessments as well as various state standards. We also will be launching over 40 new courses to help support our focus on career and technical education.

        FuelEd Online Courses.    We also offer curriculum to schools and school districts marketed as our FuelEd Online Courses product line. FuelEd Online Courses are aligned to state and national standards, including many to the CCSS, and include more than 180 courses for middle and high school students, featuring core, AP, elective and credit recovery courses. FuelEd's Online Courses are developed by subject matter experts, designed by multimedia teams and may be taught by Company-provided instructors at the customers' option. FuelEd classes are primarily delivered over the Internet in a classroom or virtual setting, and use a variety of interactive elements to keep students engaged. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into FuelEd's courses.

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

Innovative Learning Applications

        In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to develop new technologies to adapt our curriculum to new devices and platforms.

  •
  Mobile Device Learning:  We have created numerous tools and applications for mobile devices. We expect our mobile applications will create the ability for a student to learn "on-the-go," allowing for more continuous learning, engagement and mastery of content. In addition, we rolled out our first fully mobile-enabled courseware in the fall of 2014 and have developed a core mobile catalog of 50 courses.

  •
  Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K-12 concepts, including: narrative/immersive styles, rewards, persistent data, and complex algorithms. In fiscal year 2016, we acquired a personalized game based learning system that is designed to help students accelerate learning and practice on state standards. These games make use of extensive research and educational best practices and address targeted learning objectives.

  •
  Virtual Labs:  We have delivered alternatives for our educational partners who desire materials-free curriculum. This includes converting many of our existing materials-based high school science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a virtual lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

  •
  eBook and Digital Book Distribution:  Through fiscal year 2016, we have created or converted additional K12 textbooks used across our courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student's reading experience, reinforce the student's learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (e.g. Kindle, Nook).

  •
  Adaptive Learning:  We offer certain courses that are adaptive, which enable individualized learning experiences as the course "adapts" at key points to student behavior and input. Based on assessment results or individual activity, these courses can automatically route students to an alternate explanation, additional practice or remediation on a prerequisite skill or crucial concept. In addition to remediation, the capability allows students to accelerate past previously mastered concepts, giving skillful students time for more challenging work. Our MARK12 reading remediation product captures individual students' successes and challenges as they practice phonemic awareness, alphabetic principles, accuracy and fluency, vocabulary and comprehension. The program serves the individual student more exercises, practice and review in areas of difficulty. Adaptation in this way tailors the instruction automatically for each student, making learning experiences more efficient and effective by building into the course the logic an expert teacher or tutor uses to differentiate instruction.

  •
  National Math Lab:  For use by a number of managed schools in certain states, the National Math Lab program is intended to help students develop the necessary skills to succeed in math. For fiscal year 2016, the program was redesigned to focus on students in Grades 3-8 who do not exhibit grade level proficiency in math, as determined by state assessments. National Math Lab provides nearly twice the usual amount of math instruction to students because it is taken in addition to their regular online math coursework. Students attend targeted synchronous mathematical instruction sessions provided by highly-trained math teachers four days per week to work specifically on skills needed to gain math proficiency on state exams.

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

Learning Management Systems

        For our K12 curriculum users in grades K-8 in school year 2015-16, we provided a proprietary learning management system, our online school ("OLS") platform. The OLS is a significant part of our ongoing effort to provide the most engaging and productive learning experience for students. The OLS platform is a web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student's progress. The OLS is also the central system through which students, parents, teachers and administrators interact using email and Class Connect (our integrated synchronous session scheduler).

  •
  Lesson Planning and Scheduling Tools.  During a school year, a typical student will complete hundreds of lessons across six or more subject areas. In the OLS platform, our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student's schedule will automatically be adjusted in the OLS. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child's needs.

  •
  Progress Tracking Tools.  Once a schedule has been established, the OLS delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day's schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our tracking tool regarding attendance and other pertinent data are transferred to our proprietary TotalView system for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention aligned to student needs.

        In fiscal year 2014, we entered into a strategic license agreement with Desire2Learn, a pioneer in next-generation digital education systems and learning platforms. At the beginning of school year 2015-16, we implemented this new virtual learning platform at the high schools we serve. Similar to our OLS, this new platform enables lesson planning, scheduling, tracking student progress and conducting assessments. The platform is used by over 50 K-12 organizations, and provides an industry-leading student experience which should help us improve student engagement, retention and outcomes for the Managed Public School Programs we serve.

        The new platform helps us deliver a more personalized experience to our students and teachers. The intuitive experience enables students to access pertinent information more easily. This platform also includes an assessment tracking tool that enables teachers to easily view assessment data for their students so that they can proactively provide additional instruction to students as needed. Our assessment tools help us improve learning programs by providing information on the effectiveness of instructional activities and curriculum. Furthermore, our learning programs make use of a variety of formative and summative assessment instruments:

  •
  Lesson assessments that verify mastery of the objectives for that lesson and to determine whether further study of the lesson is necessary.

  •
  Unit assessments that show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before progressing.

  •
  Semester assessments that verify student mastery of key learning objectives for the semester.

        The platform also provides additional tools and reports that enable teachers to have better insights into students' progress as well as enable students to manage their day more effectively.

TotalView

        TotalView is our proprietary student information system. TotalView is integrated with the OLS and several other proprietary systems including our online enrollment system that allows parents to complete school enrollment forms online and our Order Management System that generates orders for learning kits and computers to be delivered to students. TotalView stores student specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. The TotalView suite of online applications provides administrators, teachers, parents and students a unified view of student attendance, communications, and learning kit shipment tracking.

        TotalView also includes an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past several years, we have enhanced TotalView with additional functionality to better support the operation of the virtual and blended public schools.

PEAK

        Institutional business offers an innovative platform called PEAK and the PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single-user interface multiple, independent online school-based functions. Schools can enroll and activate students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. In addition, through the PEAK Library, teachers can build and modify assignments, assessments and courses and can augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third-party solutions, open educational resources and district and teacher-created content. In fiscal year 2016, PEAK served nearly 900 school districts and school partners and nearly 400,000 students. As more districts adopt online learning, they are demanding more control and flexibility in managing their programs. PEAK provides extensive capabilities for districts wanting to operate multiple solutions or catalogs from a single application and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

        We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into academic support services and management and technology services.

Academic Support Services

        Teachers and Related Services.    Teachers are critical to students' educational success. Many teachers in the virtual and blended public schools that we manage are employed by the school, with the ultimate authority over these teachers residing with the school's governing body, including final hiring and termination decisions. As part of our service agreements, we typically contract to recruit, train and provide management support for these school-employed teachers. For our Institutional business customers, we provide instructors as needed using our staff of state-certified teachers and trainers.

        We use a rigorous evaluation process for making teacher hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state's requirements for designation as a "Highly Qualified Teacher." We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students' families. We assess these teacher characteristics by requiring teachers to deliver and record a sample lesson on our online platform and answer questions both via video and essay as part of the hiring screening process. Throughout a teacher's employment in a managed program, we provide tools for teacher management and evaluation.

        New teachers participate in our comprehensive training program during which, among other things, they are introduced to our educational philosophy, our curriculum and technology applications, and are provided strategies for communicating and connecting with students and their families in a virtual environment. We also provide ongoing professional development opportunities for teachers so that they may stay abreast of changing educational standards, key learning trends, and sound pedagogical strategies which we believe enhance their teaching abilities and effectiveness.

        Advanced and Special Education Services.    We believe that our learning systems can be appropriate to address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who supports the special education programs at the schools we serve. We periodically review and, in cooperation with the schools, may assist and facilitate the development and implementation of Individualized Education Plans for students with special needs. Each school's special education program is designed to be compliant with the federal Individuals with Disabilities Education Act and state special education requirements. Each student with special needs is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program. Advanced learners are able to participate in a wide variety of enrichment opportunities and clubs. Advanced students are connected to each other across state boundaries through learning circles, book clubs, and other special- interest activities. In addition, for students needing English language learning assistance ("ELL Students"), we work with the schools and parents to advise on these programs, including with translation services in our enrollment centers.

        Supporting Academically At-Risk Learners.    Our objective is to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same-age peers. To that end, students are given both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support as well as measure the effectiveness of the support. We also offer the Passport school program, which is designed for academically at-risk students, particularly those who have previously dropped out of high school, and which includes more counseling and support services.

        Student Support Services.    We provide students attending virtual or blended public schools that we manage and their families with a variety of support services as a means to help them meet their educational needs and goals, and to address any questions or concerns that students and their parents have during the course of their education. We plan and coordinate social events to offer students opportunities to meet and socialize with their school peers where practical. Finally, in connection with our high school offering, each student is assigned a homeroom teacher, and/or an advisor and a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

Management and Technology Services

        Turn-key Services.    For most Managed Public School programs, we provide a turn-key suite of services whereby we take responsibility for all aspects of the management of the schools, including the provision of online curriculum and lesson materials, monitoring academic achievement, teacher hiring recommendations and training, financial management and regulatory compliance, marketing and enrollment support, and provision of computers and other required products and services.

        Accreditation.    In 2013, AdvancED renewed our accreditation for another five years. AdvancED is a non-profit organization that serves more than 30,000 public and private schools and districts across the United States. It was created by the merger of the preK-12 divisions of the North Central Accreditation Association Commission on Accreditation and School Improvement and the Southern Association of Colleges and Schools Council on Accreditation and School Improvement, and the subsequent addition of the Northwest Accreditation Commission. Many of the schools we manage also maintain regional accreditations with other accrediting associations.

        Compliance and Tracking Services.    Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as applicable charter provisions or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. Further, as we have expanded into new states, our processes have grown increasingly robust. In fiscal year 2014, we created the position of Chief School Compliance Officer ("CSCO") to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and advises our managed public schools on applicable regulatory policies, practices and procedures. The CSCO reports semi-annually to the Audit Committee.

        Financial Management Services.    For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school's governing body to determine its annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, arrange for external audits and support state and local financial compliance reporting by the schools.

        Facility, Operations and Technology Support Services.    We generally operate administrative offices and all other facilities on behalf of the schools we manage. We provide these schools with technology infrastructure. In addition, we provide a comprehensive help desk solution for students and school staff to address their computer or other technical issues.

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

Competition

        As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, and school districts. These companies include Pearson PLC (Connections Academy and Advanced Academics), White Hat Management, LLC, and National Network of Digital Schools Management Foundation Inc., among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Compass Learning Inc., Edgenuity Inc., Glynlyon, Inc., Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers including Houghton Mifflin Harcourt, McGraw-Hill Companies and Pearson PLC. Other competing online curriculum providers, including IXL Learning, Inc. and LearnZillion, Inc., offer a "freemium" model which provides curriculum at no charge but charges for additional products or services and certain other providers. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private school students. Additionally, we compete with state-administered online programs such as Florida Virtual School.

        We believe that the primary factors on which we compete are:

  •
  extensive experience in, and understanding of, K-12 virtual schooling;

  •
  track record of student academic gains and customer satisfaction;

  •
  quality of integrated curriculum and materials with an online delivery platform;

  •
  qualifications, experience and training teachers for online instruction;

  •
  comprehensiveness of school management and student support services;

  •
  platform designed to allow school district partners to centrally manage multiple online solutions;

  •
  integrated K-12 solutions, with components designed and built to work together;

  •
  ability to scale across our lines of business; and

  •
  sophisticated government affairs knowledge and experience in virtual school regulatory environments.

        Broadly speaking, we participate in the market for K-12 education. In states where we enter into long-term service agreements to manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve the elementary and middle school students, and some serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English-based K-12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

        We seek to increase public awareness of the educational and fiscal benefits of our online learning options through full-time virtual and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

        Our student recruitment and marketing team is responsible for generating interest in new student enrollments, developing websites and media assets, conducting market and customer research, and enhancing the onboarding experience of students. This team employs a variety of strategies designed to better understand and address the requirements of our target markets.

Operations

        The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses may receive multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student's curriculum is customized, the combination of kits for each student must also be customized. In fiscal year 2016, we assembled approximately seven million items into more than 640,000 kits.

        Over our 16 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

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

        Service Oriented Architecture.    All of our systems leverage our SOA that is built on top of Enterprise Java. The SOA allows us to develop iterative solutions expeditiously to meet both present and future market needs. Our high availability and scalability are also facilitated by this architecture. The SOA also enables integration with third-party solutions in our platform with ease and efficiency.

        Availability and Redundancy.    Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our network management capabilities, allows for additional hardware to be inserted into our network providing us with optimal scalability and availability as evidenced by our typically greater than 99% uptime over a growing user base. We regularly backup critical data and store this backup data at an offsite location.

        Security.    Our security measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored. We also have engaged an outside firm to manage unwanted traffic that may target our services and systems. We protect sensitive information and meet regulatory and contractual commitments through policy and control governance that is validated on a semi-annual basis. We maintain a layered security architecture and regularly retain third parties to test our networks, servers and applications for vulnerabilities. We manage a business-centric information security program that is appropriate for our constantly changing IT compliance and information security threat landscape.

        Physical Infrastructure.    We utilize leading vendors to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near-real time data replication from our primary data center. We routinely monitor our physical infrastructure for security, availability and performance.

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

        Our patent portfolio includes issued patents and pending applications directed towards various aspects of our educational products and offerings. In particular, the first family of patent applications we filed in the U.S. and in foreign countries was directed towards the first generation of our system and method of virtual schooling and includes two issued patents. Further, two U.S. patents were issued for our systems and methods of online foreign language instruction. We have been issued patents in the United States and in a foreign country for aspects of the second generation of our virtual school application.

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

        We grant access to individuals to use our software in order to utilize our online learning systems. Similarly, schools are granted access to utilize our online learning systems in order to access TotalView and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

        Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Employees

        As of June 30, 2016, we had approximately 4,800 employees, including approximately 2,500 teachers. A majority of these employees are located in the United States. In addition, there are approximately 2,000 teachers who are employed by virtual or blended public schools that we manage under turn-key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

REGULATION

        We and the virtual and blended public schools that we serve are subject to regulation by each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, as well as the applicable funding mechanisms for the schools. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools also become subject to additional federal regulation.

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

        To be eligible for state funding, some states require that virtual and blended public schools be organized as not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the "Code"). The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school's operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school's operations. Our service agreements with these virtual and blended public schools are therefore structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

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

        There remains uncertainty about the extent to which virtual and blended public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual and blended public schools is still evolving, especially as technology advances. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States routinely conduct audits of these schools, to verify enrollment, attendance, information technology security, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency's different interpretation of law in a particular state, or the application of facts to such law, could result in findings of non-compliance, potentially affecting future funding or repayment of past funding.

        Regulations Restricting Virtual and Blended Public School Growth and Funding.    As a public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual and blended public schools while providing opportunities for taxpayer families seeking this alternative. Statutes, regulations or policies that control the growth of virtual and blended public schools range from setting caps on statewide student enrollments, to prescribing the number of schools in a state, to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

        Statutes or regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual or blended public school; caps on the total number of students in a virtual or blended public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; state-specific curriculum requirements; and limits on the number of charters that can be granted in a state.

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

Federal Laws Applicable to Virtual Public Schools and Blended Schools

        Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

  No Child Left Behind Act ("NCLB") and Every Student Succeeds Act ("ESSA")

        In December 2015, the NCLB amendments to the Elementary and Secondary Education Act were replaced by a new federal law known as the Every Student Succeeds Act, which took effect on August 2, 2016, and is authorized for four years. The ESSA represents a major change in federal education law by shifting education policy decision making back to the states and by providing most funding through block grants, rather than through individual programs as prescribed under NCLB. Of particular significance to the Company is that the states will now have the discretion to develop and design their own assessment systems in the coming years. In addition, states have been given the authority to adopt different types of annual accountability standards for academic achievement, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S. Department of Education has a more limited role to impose federal mandates, direction or control over the authority given to the states than before under NCLB. Finally, there are provisions that provide significant grants to support the start up of new charter schools with priority to states that serve at-risk students through dropout prevention and recovery and other grants to support language instruction for English language learners and immigrant students.

        Key changes under the newly reauthorized ESSA law include: (i) Adequate Yearly Progress ("AYP") has been eliminated; (ii) Highly Qualified teachers provision eliminated; (iii) Testing/Accountability remains for grades 3-8 and once in high school but there are no prescribed sanctions; and (iv) computer adaptive testing can now be used for accountability assessments but must include a "growth" component. ESSA is to be fully implemented by school year 2017-18, and previous NCLB waivers become null and void as of August 1, 2016. School year 2016-17 will be a planning year as local education agencies and state education agencies are required to submit accountability plans to the U.S. Department of Education by June 2017.

        Individuals with Disabilities Education Act ("IDEA").    The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students' needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. The Act provides the student and parents with numerous due process rights relating to the student's program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this Act are met. The virtual public schools and blended schools are required to comply with certain requirements in the Act concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent's attorney's fees.

        Sections 504 and 508 of the Rehabilitation Act of 1973.    A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 ("Section 504") insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights ("OCR") of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such "web accessibility" requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act or 1973 ("Section 508") or standards adopted by the world-wide web consortium. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. In May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate standard for determining Web accessibility compliance under Section 508 and Title II of the ADA and allowed two years for covered entities to come into full compliance after issuance of its final rules.

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

        Other Federal Laws.    Other federal laws that may apply to virtual managed schools depend on the demographics associated with that school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to ELL Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. There are also other federal laws and regulations that affect other aspects of our business such as the identify theft rules adopted by the Federal Trade Commission and for which we have adopted policies to ensure compliance. The Children's Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

ITEM 1A.    RISK FACTORS

Risks Related to Government Funding and Regulation of Public Education

The majority of our revenues come from Managed Public School Programs and depend on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the managed public schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, new restrictions adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

        The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through the political process, which may be affected by negative views of for-profit education companies or conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008-13 and significant declines in public school funding. The political process and general economic conditions create a number of risks that could have an adverse effect on our business including the following:

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

  •
  Economic conditions could reduce state education funding for all public schools, and could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid- year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have management agreements with 16 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and district funding for the coming years is not yet known for specific states and, taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.

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

  •
  From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, by its deadline of June 30, 2015, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating. The Commonwealth's budget impasse was resolved in March of 2016, resulting in a receivable to be paid back in installments under a settlement agreement executed in June 2016.

Failure to comply with regulatory requirements, poor academic performance, or misconduct by us or operators of other virtual public schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business.

        As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance could also lead to termination of an approved provider status in some jurisdictions.

        Beyond academic performance issues, some virtual school operators, including us, have been subject to governmental investigations alleging the misuse of public funds or failures in regulatory compliance. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, or even entire industries, such as the announced industry-wide investigation of for-profit virtual schools by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate, the range of purported malfeasance or performance issues involved, or interest by state regulatory authorities. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts to manage these schools. In addition, these factors could serve as the impetus for more restrictive legislation which could limit our future business opportunities, such as legislation enacted in Tennessee in 2015 that extended the sunsetting of virtual public schools in 2019.

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

Should we fail to comply with the laws and regulations applicable to the Managed Public School Programs and the Institutional business districts we serve, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

        Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by our Institutional business. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations on enrollments; (iii) state-specific curriculum requirements; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher: student ratios and teacher funding allocations from per pupil funding; and (vi) teacher certification and reporting requirements. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school's ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

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

        In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2016, approximately 82% of our revenue was derived from Managed Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in January 2015, the State of

Delaware revoked the charter for the Maurice J. Moyer Academy Charter School due to non-performance of charter requirements.

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

        We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business. For example, in fiscal year 2014, the Agora Cyber Charter School expressed its intention to assume management of the school beginning in the 2014-15 school year while continuing to purchase curriculum and other services from us. In late fiscal year 2016, the Agora board determined to reinstate portions of the management contract it had unbundled the prior year. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues consistently over time would be adversely affected.

Our contracts with the managed public schools we serve are subject to periodic renewal, and each year some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

        In fiscal year 2016, we had contracts to provide our full range of products and services in 33 states and the District of Columbia. Some of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Due to significant advance notice provisions or on the request of a school's charter authority, we usually begin to engage in renewal negotiations before and during the final year of these contracts and any renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or reenroll a sufficient number of students, our business, financial condition and results of operations will be adversely affected.

        Our revenues are a direct function of how many students are enrolled in our Managed Public School Programs, the number of school districts and students who subscribe to the programs offered in our Institutional business, and the enrollments in our three international and private pay schools.

        Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While our Managed Public School Programs also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If our Managed Public School Programs experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, result of operations and financial conditions would be adversely affected.

        Similarly, at the start of each new school year students who had remained enrolled through the end of the previous year may have graduated from eighth or twelfth grade or have left our Managed Public School Programs for any number of reasons. To the extent our Managed Public School Programs do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year, based upon enrollment objectives determined by the governing authority of those schools. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

        We also contract with virtual public schools and schools districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of our customers with Non-managed Public School Programs are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or our Non-managed Program partners are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

As we continue to refine our marketing efforts, and support the enrollment activities for our Managed Public School Programs, changes in our marketing efforts and enrollment activities could lead to decline in overall enrollment at the schools we serve.

        As parents evaluate public school choices for their children, we are segmenting our marketing efforts to better attract students who are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years. Our research leads us to believe that students with parents who are active and regularly engaged in their education are more likely to be successful in a virtual school, although there is no formula that can predict the success of any particular student. Our more segmented marketing efforts, therefore, may not be wholly successful, and could lead to an overall decline in enrollment for our Managed Public School Programs, thus adversely affecting our revenue and results from operations.

The student demographics at the schools we serve have been changing, which can lead to higher costs and affect our ability to sustain or grow our operating income.

        The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our Managed Public School Programs have experienced in recent years a higher academically at-risk student population, requiring supplemental services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. We consider students academically at-risk if they were not proficient on the previous year's state assessment, are credit-deficient, have previously dropped out, have failed courses, or score lower than average on diagnostic or benchmark assessments. These factors are used by the state to identify at-risk students in several states and have been found through research to impact future student performance. Recent studies have documented that full-time online charter school students are eligible for free/reduced lunch at higher rates than traditional charter schools and students in online charter schools scored lower on state assessments prior to enrolling in the online school. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also add to the total costs incurred by the schools.

        Education of high school students is generally more costly than K-8 as more teachers with subject matter expertise (e.g. chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our Managed Public School Programs, our costs are likely to increase.

        As our costs structure evolves due to the demographics, educational profile and mix of the students enrolled in our Managed Public School Programs, our profit margins may decline, and we may have increasing difficulty in sustaining or growing our operating income commensurate with our revenues.

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

        The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the managed public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school's closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our mission to educate any child regardless of circumstance, the performance of these students can adversely affect a school's standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. Moreover, under the new Every Student Succeeds Act, state authorities may change their testing benchmarks in ways that negatively impact the schools we serve.

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

The changing nature of state curriculum standards and new state assessments could result in a decline in state test scores that might adversely affect our enrollment and financial conditions, and cause academic performance to decline.

        Several states have adopted the CCSS, also known as the College and Career Readiness Standards, but are not choosing to use the assessments developed by two national testing consortia that align with the CCSS curriculum. Instead, these states are electing to use existing or new state-developed or commercially-available assessments to evaluate student performance. As a result, teachers are teaching to new standards and students are tested with new assessments which may make initial test results lower than in previous years and require additional investments. As the managed public schools we serve undertake these transitions, and given the growing number of at-risk students enrolling in these schools, academic performance could temporarily or permanently suffer such that these schools may become a less attractive alternative, enrollments could decline, and our financial condition and results of operations could be negatively impacted.

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

        Over the previous five fiscal years, we entered into service agreements for managed virtual public schools and blended schools in many new states bringing our total to 33 states and the District of Columbia for the 2016-17 school year. Without adding additional states, our Public School Program revenues may become increasing dependent on serving more virtual schools in existing states. We also may not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results from operations and financial conditions would be adversely affected. For example, in FY 2016, while we entered into management agreements with newly-authorized virtual charter schools in North Carolina and Maine, they both imposed strict enrollment caps.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

        As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In both our Managed Public School Programs and Institutional businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts that offer K-12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt similar curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, price competition in the Institutional business is vigorous. In addition, some of our Managed Public School Programs could seek to transition to a self-administered school by seeking competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

        We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. Many of these traditional publishers have developed their own online curriculum products and teaching materials that compete directly with our Institutional business products. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

        Our online curriculum is made available to students through computers and other display devices connected to the Internet. This curriculum includes a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that present challenges to people with disabilities. A number of states and federal authorities have considered or are considering how electronic and information technology procured with state funds should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility, we will have to modify our curriculum offerings to satisfy those requirements. For example, in March 2014, the OCR entered into an agreement with the South Carolina Charter School District ("District") to ensure that the seven Internet-based public charter schools in the state provide students with disabilities an equal opportunity to access each school's website and online learning environment by December 31, 2015, in compliance with Section 504 and Title II of the Americans with Disabilities Act. However, in May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate standard for determining Web accessibility compliance under Section 508 and Title II of the ADA and extended by two years the deadline for covered entities to come into full compliance after issuance of its final rules. In addition, to the extent that we enter into federal government contracts or Section 508 standards are adopted by regulators, similar requirements could be imposed on us under Section 508 of the Rehabilitation Act of 1974. Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts or in potential legal liability.

Our Managed Public School Programs business revenues are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

        We recognize revenues ratably from certain of our fees charged to Managed Public School Programs over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Public School Programs we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school's operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our revenues, results from operations and cash flows.

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

        As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

  •
  our development of public blended schools has produced different operational challenges than those we previously encountered. In addition to the online component, these schools sometimes require us to lease facilities for classrooms, staff classrooms with teachers, provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

  •
  the acquisition or opening of additional managed public schools in states where we already have a contract with such schools can potentially create customer dissatisfaction, complicating the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;

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

        The teachers in many managed public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit the governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our Managed Public School Programs must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various managed public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public School Programs and Institutional businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the managed public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

        If the teachers at any one of the public schools we serve were to join a union, the school authority or we would be obliged to negotiate a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, restrictions on the teaching work-day and the time devoted to online communications with students, teacher tenure, and limitations on our flexibility to reassign or remove teachers for inadequate performance. This could result in higher expenses for school operations and could impede the sustainability of or any growth in enrollment at the school due to the loss of management flexibility and innovation. This could result in higher costs to us in providing management and curriculum services to the school, and adversely affect our operating margins and overall revenues. For example, in June 2016, the California Teachers Association was recognized by the California Public Employee Relations Board to be the exclusive representative for all of the teachers employed by the California Virtual Academies to negotiate a collective bargaining agreement with those schools.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

        We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our proprietary and third-party LMSs could be interrupted by a number of additional factors, including our customers' inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We operate a complex company-wide enterprise resource planning ("ERP") system and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

        We operate a complex company-wide, integrated ERP system to handle various business, operating and financial processes which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

        Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discreet student populations, the educational community at large, key political groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all of our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. For example, in fiscal year 2014 we discontinued the use of our Aventa Learning and A+ brands and introduced a new brand for marketing all of the curriculum and programs we offer to school districts under the FuelEd brand. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

        Our patent, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets. For example, we have been granted five patents relating to the hardware and network infrastructure of our OLS, including the system components for creating and administering assessment tests and our lesson progress tracker and two patents related to foreign language instruction. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

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

        Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. For example, a non-practicing entity sued us in 2011 alleging that our proprietary learning systems infringed three of its patents although its lawsuit was ultimately dismissed on the merits. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party's rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

  •
  emerging state student data privacy laws which require schools to adopt privacy policies applicable to virtual schools; and

  •
  federal and state laws that govern schools' obligations to ELL students and students with disabilities.

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

We utilize a single logistics vendor for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize the same vendor at a second location for the reclamation and redeployment of our student computers. This partnership depends upon execution on the part of us and the vendor. Any material failure to execute properly for any reason, including damage or disruption to any of the vendor's facilities would have an adverse effect on our business, financial condition and results of operations.

        Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility, which is operated by a third-party logistics vendor that handles receipt, assembly and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if a material number of such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from April through June when we are awaiting receipt of most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

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

        As we have grown to serve more schools, students and families in an increasing number of states and countries, we have invested in infrastructure systems and technology to keep pace such as new communication systems, enterprise hardware and software systems, and enrollment centers. In the absence of compatible business processes, adequate employee training, integration with other dependent systems, and sufficient staffing, this expanded capacity alone may not result in improved performance or outcomes.

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

        As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the ubiquitous use of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

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

        In addition, we are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime and other working conditions, that can increase our labor costs or subject us to liabilities to our employees. Regulatory changes that increase the number of workers eligible for overtime based on salary levels and other labor costs may increase in the future which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

        The Patient Protection and Affordable Care Act, which was adopted in 2010, may significantly affect the provision of both healthcare services and benefits in the U.S. We continually monitor the impact on our business and the steps necessary to mitigate such impact, including potential further modifications to our current benefit plans and operational changes to minimize the effect of the legislation on our cost structure. If we cannot effectively modify our programs and operations in response to these mandates, our business, financial condition and results of operations may be adversely impacted.

We partially self-insure our group health insurance program and actual claims may differ from our estimates, which could materially impact our results of operations.

        Effective January 1, 2016, we modified our group health insurance program and now self-insure all eligible employees and their family members subject to a stop loss insurance policy with a per person limit of $500,000 and an aggregate limit of 125% of expected claims based on a formulaic determination of the expected claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to our group health insurance program if future occurrences and claims differ from these assumptions and historical trends and exceed the limitations of liability under the stop loss insurance policy.

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

        The curriculum offerings and approach to individualized learning are based on the structured delivery, clarification, verification and practice of lesson subject matter. While we seek to align our curriculum with state standards in the jurisdictions where we manage virtual and blended public schools and these schools offer accredited diplomas, this approach is not accepted by all academics and educators, who may favor less formalistic methods and have the ability to negatively influence the market for our products and services. In addition, the acceptance and adoption of the CCSS grade level requirements and proposed common assessments of those standards is uncertain and continues to change at the state and district level. As a result, the standards for measuring student achievement could vary from state to state, and even from district to district, and therefore, we cannot anticipate at this time the impact these varying standards may have in terms of requiring additional investment on our part, or on our ability to sustain or expand our operating margins.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters are located in approximately 176,000 square feet of office space in Herndon, Virginia. The facilities are under leases that expire between August 2019 and May 2022. In addition, we lease approximately 210,000 square feet in multiple locations throughout the United States under individual leases that expire between June 2017 and October 2022.

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

        On September 24, 2015, in connection with an industry-wide investigation styled "In the Matter of the Investigation of For-Profit Virtual Schools," we received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children's Justice ("BCJ"). On July 8, 2016, K12 and the California Virtual Academy ("CAVA") charter schools ("CAVA Schools") entered into: (i) a Settlement Agreement and Release of a previously sealed Qui Tam lawsuit alleging false attendance reporting; (ii) a Stipulation for Entry of Final Judgment ("Stipulation") in connection with the BCJ's investigation as it pertained to us; and (iii) a Final Judgment enjoining us from engaging in certain business practices in California, and requiring that we and CAVA Schools undertake certain Conduct Provisions. The Settlement Agreement and Release provides for us to pay the State of California $2.5 million, and the Qui Tam plaintiff $0.1 million to settle the attendance reporting claims and in which we and the CAVA Schools deny any and all liability and wrongdoing. The Stipulation specifies that the Attorney General, the Company and the CAVA Schools have concluded the BCJ investigation and agreed to implement the Conduct Provisions of the Final Judgment "without admissions of findings of fact or law or wrongdoing, misconduct or illegal acts by K12 or the CAVA Schools, or any facts alleged in the [Attorney General's] Complaint." The Final Judgement provides for us to pay the State of California $6.0 million "to defray the costs of this action and to fund the investigation and prosecution of enforcement cases to protect the rights of children," and further includes a release of all legal claims that could be brought by the Attorney General involving the covered conduct. The Conduct Provisions of the Final Judgment require us to continue to improve our business practices and compliance programs as they generally relate to the operations and promotional activities of K12 and the CAVA Schools. The proceeding settlement costs were offset by insurance reimbursable administrative costs of approximately $1.5 million.

        On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et. al. was filed against us, two of our officers and one of our former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069. The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by us and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint alleges, among other things, that we and the individual defendants made false or misleading statements and omitted to disclose material facts concerning students' academic progress, graduate eligibility for University of California and California State University admission, class sizes, the individualized and flexible nature of the instruction provided by us, the quality of materials provided to students, reporting with respect to student attendance and funding, and that as a result of the aforementioned practices we were exposed to liability and would be forced to end these purported practices. The complaint seeks unspecified monetary damages and other relief. We intend to defend vigorously against each and every allegation and claim set forth in the complaint.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the "NYSE") under the symbol "LRN." Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of July 31, 2016, there were 37 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2016	$12.91	$9.16
March 31, 2016	11.19	7.11
December 31, 2015	14.45	8.80
September 30, 2015	14.95	12.15
June 30, 2015	17.63	12.53
March 31, 2015	17.71	10.07
December 31, 2014	16.59	11.08
September 30, 2014	24.51	15.96

Stock Performance Graph

        The graph below matches the cumulative return of holders of K12 Inc.'s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in our common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2011 and tracks it through June 30, 2016. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

 COMPARISON OF TWENTY QUARTER CUMULATIVE TOTAL RETURN(1)(2)
Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-11	30-Jun-12	30-Jun-13	30-Jun-14	30-Jun-15	30-Jun-16
LRN	100	78	92	91	44	52
Peer Group Index	100	94	86	103	89	70
S&P 500	100	106	123	143	148	151
Russell 2000	100	101	122	143	149	141
Nasdaq Composite	100	109	124	151	164	161

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

Stock-based Incentive Plan Information

        The following table provides certain information as of June 30, 2016, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information
As of June 30, 2016

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	2,350,175	$20.20	2,957,517

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

Issuer Purchases of Equity Securities

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and through a variety of methods including open market purchases and trading plans that were adopted in accordance with the Rule 10b-18 of the Exchange Act. For the fiscal year ended June 30, 2015, we paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. There were no repurchases of shares made during the fiscal year ended June 30, 2016. As of June 30, 2016 and 2015 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three year period ended June 30, 2016, and the selected consolidated balance sheet data as of June 30, 2016 and 2015, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2013 and 2012 and selected consolidated balance sheet data as of June 30, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$872,700	$948,294	$919,553	$848,220	$708,407

Cost and expenses
Instructional costs and services	546,510	607,756	569,219	498,398	408,560
Selling, administrative and other operating expenses	302,205	307,730	313,258	283,032	245,274
Product development expenses	10,071	14,381	14,220	21,084	25,593

Total costs and expenses	858,786	929,867	896,697	802,514	679,427

Income from operations	13,914	18,427	22,856	45,706	28,980
Realized gain on sale of assets	—	—	6,404	—	—
Interest income (expense), net and other	(617)	(3,291)	(69)	851	(989)

Income before income tax expense and noncontrolling interest	13,297	15,136	29,191	46,557	27,991
Income tax expense	(4,746)	(5,810)	(11,075)	(20,023)	(11,882)

Net income	8,551	9,326	18,116	26,534	16,109
Add net loss attributable to noncontrolling interest	484	1,662	1,484	1,577	1,434

Net income attributable to common stockholders, including Series A stockholders(1)	$9,035	$10,988	$19,600	$28,111	$17,543

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.24	$0.29	$0.50	$0.72	$0.46
Diluted(1)	$0.23	$0.29	$0.50	$0.72	$0.45
Weighted average shares used in computing per share amounts:
Basic	37,613,782	37,330,569	38,987,470	36,267,345	35,802,678
Diluted(1)	38,850,388	37,625,425	39,230,516	39,017,345	38,740,863
Other Data:
Net cash provided by operating activities	$121,778	$120,085	$122,873	$94,387	$32,991
Depreciation and amortization	$68,225	$83,801	$86,267	$65,737	$58,033
Stock-based compensation expense	$18,617	$21,299	$22,828	$14,374	$10,067
EBITDA(2)	$82,139	$102,228	$115,527	$111,443	$87,013
Capital Expenditures:
Capitalized curriculum development costs	$21,627	$18,057	$15,411	$18,560	$16,123
Purchases of property, equipment and capitalized software development costs	$41,273	$43,683	$33,958	$31,785	$32,477
New capital lease obligations(3)	$10,878	$14,654	$24,132	$24,703	$27,209

Total capital expenditures	$73,778	$76,394	$73,501	$75,048	$75,809

	As of June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$213,989	$195,852	$196,109	$181,480	$144,652
Total assets	$734,055	$708,599	$711,667	$718,896	$648,835
Total short-term debt	$13,210	$16,635	$20,492	$19,785	$17,095
Total capital lease obligations, net of current portion	$9,922	$13,022	$16,447	$16,107	$15,901
Total K12 Inc. stockholders' equity	$558,720	$536,938	$528,930	$530,162	$473,494
Working capital	$322,843	$348,306	$351,441	$348,762	$289,226

(1)
For the years ended, June 30, 2013 and 2012, diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non-voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of June 30, 2016 and 2015.

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

  The following table provides a reconciliation of net income to EBITDA:

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Net Income attributable to common stockholders, including Series A stockholders	$9,035	$10,988	$19,600	$28,111	$17,543
Interest expense, net and other	617	3,291	69	(851)	989
Income tax expense	4,746	5,810	11,075	20,023	11,882
Depreciation and amortization(4)(5)(6)	68,225	83,801	86,267	65,737	58,033
Noncontrolling interest	(484)	(1,662)	(1,484)	(1,577)	(1,434)

EBITDA	$82,139	$102,228	$115,527	$111,443	$87,013

(3)
New capital lease obligations are primarily for student computers and related equipment.

(4)
For fiscal year 2016, selling, administrative and other operating expenses includes $7.1 million of expense related to the Settlement agreement with the State of California.

(5)
For fiscal year 2015, depreciation and amortization includes $13.9 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computer peripherals that will not be reclaimed, and the write-off of capitalized software that will be abandoned.

(6)
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

        This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, "we," "our" and "us" refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

  •
  Executive Summary—a general description of our business and key highlights of the fiscal year ended June 30, 2016.

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

Executive Summary

        We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission is to maximize a child's potential by providing access to an engaging and effective education, regardless of geographic location or socio-economic background. Since our inception, we have invested to develop and acquire curriculum and online learning platforms that promote mastery of core concepts and skills for students of all abilities. K12 provides a continuum of technology-based educational products and solutions to virtual and blended public schools, school districts, charter schools, private schools and families as we strive to transform the educational experience into one that delivers individualized education on a highly scalable basis. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (managed private schools for which we charge student tuition, including international, and direct consumer sales).

        In fiscal year 2016, revenue decreased to $872.7 million from $948.3 million, a decrease of 8.0% primarily attributable to our Managed Public School Programs. In fiscal year 2016, operating income decreased to $13.9 million, from $18.4 million in fiscal year 2015, a decrease of 24.5%; net income attributable to common stockholders decreased to $9.0 million from $11.0 million, a decrease of 18.2% and EBITDA, a non-GAAP measure (see reconciliation of net income to EBITDA in "Item 6—Selected Financial Data"), decreased to $82.1 million from $102.2 million, a decrease of 19.7%. The operating income for fiscal year 2016 included charges of $7.1 million related to the Settlement Agreement with the State of California. The operating income for fiscal year 2015 included charges of $25.2 million from bad debt expense, the write-off of capitalized software and curriculum that will no longer be used or developed, certain computer peripherals and other fixed assets that will not be reclaimed, severance and related stock-based compensation, and additional provisions for inventory that we previously anticipated using.

        We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Managed Public School Programs and our Institutional business (sold under the brand names Fuel Education or FuelEd). At the same time, the growth rate in the Managed Public School Programs business, which serves primarily virtual charter schools, has slowed. Regulatory requirements related to academic performance and accountability are expanding and the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs. We continue to work with all independent governing authorities to offer the curriculum, technology and services to meet the needs of fully-managed virtual and blended schools as well as the self-managed virtual and blended schools, offering additional services to the self-managed schools as needed.

        In fiscal year 2015, we revised the description of the line of business previously known as Managed Public Schools and now describe it as Managed Public School Programs which includes both virtual and blended public schools where a district or independent charter board has contracted with us to provide a full-time program of educational products and services. Managed Public School Programs are where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Public School Programs are where K12 provides curriculum and technology, and the school has an option to contract for instruction or other services. Non-managed Public School Programs do not offer primary administrative oversight. Our Managed Public School Programs line of business accounted for approximately 82% of our revenue in fiscal year 2016. For the 2015-16 school year, we had Managed Public School Programs in 33 states and the District of Columbia.

        Through our Institutional business, we work closely as partners with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full-time virtual and blended programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, we also provide teacher training, teaching services and other support services. The services we provide to these schools and school districts are designed to assist them in launching their own online learning programs which vary according to the needs of the individual school and school district and may include teacher training programs, administrator support and our PEAK management system. PEAK is a platform designed to centrally manage multiple online solutions across a school or district through one application. With our array of services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options as well as full-time virtual and blended programs. Adding to our Institutional product offerings, during fiscal year 2016 we acquired LTS Education Systems, which provides personalized, digital game based on-line test preparation and readiness solutions focused on math, reading and English language arts, science and history.

        Our Private Pay Schools and Other include three online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children's traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience.

Financial Statement Overview

        Student enrollment in our Managed Public School Programs experienced a shift in the mix of students with an increased level of high school students. The continued expansion of our Institutional and our Private Pay Schools and Other also shifts the mix of our revenue and associated costs of providing services, including additional sales personnel, third-party distributor costs and third-party royalty costs for our Institutional business. We may continue to experience changes in our enrollment, revenue and cost mix as we continue to expand into markets different than our traditional Managed Public School Programs.

        Our headcount growth from approximately 3,300 employees at the beginning of 2013 to approximately 4,800 at the end of our 2016 fiscal year, including teachers associated with our enrollment growth, the growth of the Institutional business, including the expansion of a sales force, and the decision to have more K12-employed teachers in our managed schools have also directly impacted our operating expenses during the last three years. We believe that all the above factors reduce the comparability of our operating results between periods.

Key Aspects and Trends of Our Operations

Revenues—Overview

        We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn-key management services. Approximately 82% of our revenues were derived from this source in fiscal year 2016. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However we also expect revenues in other aspects of our business to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Public School Programs in fiscal year 2016. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Mangaed Public School Programs, Institutional and Private Pay Schools and Other.

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

Managed Public School Programs

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

        In fiscal year 2016, total average student enrollments in Managed Public School Programs decreased by 11,644 or 10.2%, to 102,935 as compared to total average student enrollments of 114,579 in fiscal year 2015. The decline in enrollments largely resulted from the reclassification of Agora from Managed Public Schools Programs to a Non-Managed Public Schol Program based on a new service agreement further described below. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2016 and 2015, the growth rate of our revenue exceeded the growth in our managed school average student enrollments primarily due to increases in the per-pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school) and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per managed student.

        Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to build our Institutional and increase enrollment in Private Pay Schools and Other, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

        During the fiscal years ended June 30, 2016 and 2015, we had a contract with Agora Cyber Charter School ("Agora") that represented approximately $18.5 million and $129.8 million of revenue, respectively.

        In fiscal year 2015, Agora renegotiated its service agreement and entered into a three year contract with us to purchase our curriculum and certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities.

The net impact of this event on the fiscal year 2016 revenues attributable to the loss of the management component of the Agora contract was approximately $111 million.

Institutional

        While Managed Public School Programs constitute the majority of our revenue, there is increasing demand by public school districts, public schools and other educational institutions for more limited components of our online services and products than are used in Managed Public School Programs. Sales to those entities are conducted through our Institutional business organization. While we expect long-term garowth opportunities in our Institutional business, the sector continues to experience significant competitive pricing pressures.

        The Institutional business portfolio contains an array of curriculum and technology solutions packaged in a portfolio of flexible learning and delivery models mapped to specific student, school and district needs. This portfolio provides a continuum of delivery models, from full and part-time virtual to blended learning and other options that can be used in traditional classrooms to differentiate instruction. The Institutional business course catalog is comprehensive and enables districts to offer their students educational opportunities that otherwise might not be financially justifiable, such as Advanced Placement ("AP"), honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer state-certified teachers, professional development and other support services as needed by our customers.

        Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional business is revenues. The customers served by the Institutional business organizations purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full-time students, but also students taking semester-long courses, students who recover credits through concentrated four to eighteen-week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as a full time equivalent or "FTE"), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the Institutional business. Therefore, our efforts to do so led us to the conclusion that at this time, revenue is the best performance metric for the Institutional business.

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

  •
  License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district-wide site licenses or a perpetual license (a prepaid lifetime license). We may charge incrementally if we are hosting the solution.

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

        On June 9, 2016, Agora signed a new service agreement with us that extends through 2019 and included additional services including curriculum and certain technology services while the school board retained daily operational responsibilities. The agreement also calls for payment terms of outstanding receivables to be paid over an approximate two-year period resulting in reclassification of a portion to long-term assets (Deposits and other assets).

Private Pay Schools and Other

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

Instructional Costs and Services Expenses

        Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional business and Private Pay Schools and Other business. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

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

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could have a material impact on our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. Our schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the reported fiscal years ended June 30, 2015, 2014 and 2013, our aggregate funding estimates differed from actual reimbursements impacting total reported revenue by 0.4%, (0.1%), and 0.2%, respectively.

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

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2016, 2015 and 2014, our revenue included a reduction for these school operating losses of $57.1 million, $65.2 million and $49.8 million, respectively.

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

        For the year ended June 30, 2016, special education students comprise approximately 13% of our student population and approximately 19% of estimated funding for revenue recognition purposes at our schools. We compute revenue at the school level not based on the type of student served; therefore, we are unable to determine the revenue and profitability by student type. For each student enrolled, we receive basic per pupil funds determined by state funding and count definitions, and policies which vary from state-to-state. Additionally, based on the needs of the student population, we may receive supplemental special education state funding grants and federal funding under the Individuals with Disabilities Act. While we do not track profitability at the student level, these supplemental funding programs are intended to offset part of the costs of the education needs of children with learning disabilities through reimbursement of qualifying costs under the programs.

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

        Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles—Goodwill and Other. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle. We wrote down approximately $2.6 and $2.2 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal years ended June 30, 2015 and 2014, respectively. There were no material write-downs of capitalized curriculum development costs for the fiscal year ended June 30, 2016.

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

        We capitalize software development costs incurred during development in accordance with ASC 350. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years. During the fiscal year ended June 30, 2016, 2015 and 2014 we wrote down approximately 0.5 million, zero and 3.8 million, respectively, of capitalized software projects after determining the assets either have no future use or are being sunset.

Impairment of Long-lived Assets

        Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset's future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. We wrote down approximately $2.6 million of capitalized curriculum development costs due to its decision to discontinue certain curriculum during the fiscal years ended June 30, 2015. During the fiscal years ended June 30, 2016, 2015 and 2014 we wrote down approximately zero, $4.8 million and $3.8 million, respectively, of capitalized software projects after determining the assets either have no future use. During the fiscal year ended June 30, 2015, we wrote down approximately $6.5 million primarily related to computer peripherals shipped to students and for which no reclamation will be processed. There was no such write-down during fiscal year ended June 30, 2016 and 2014.

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

        We have a valuation allowance on net deferred tax assets of $4.3 million and $2.8 million as of June 30, 2016 and 2015, respectively, for the amount that more likely than not will not be realized.

Stock-based Compensation

        We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation. We use the Black-Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. During 2014 to 2016, we granted more restricted stock awards than stock options, resulting in increased stock-based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock-based compensation costs, and this increased cost is expected to continue in future periods.

Goodwill and Other Intangible Assets

        We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, customer contracts and curriculum and such intangible assets are amortized on a straight-line basis over their estimated useful lives. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. The Company has determined it has two reporting units K12 and Middlebury. We apply a two-step approach in testing goodwill for impairment for each reporting unit. The first step tests for potential impairment by comparing the fair value of reporting units with reporting units' net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit's net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit's carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit's fair value to the reporting unit's assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of the reporting unit's goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. During the fiscal year ended June 30, 2015, we used a qualitative approach to evaluate goodwill for impairment. During the fiscal year ended June 30, 2016 we performed step one of the impairment test. The estimated

K12 reporting unit fair value exceeded its carrying value by approximately 10.2% and Middelburry reporting unit exceeded its fair value by approximately 29.8%. Based on the test results, our reporting units passed step one of the impairment test and no further testing was required. There were no impairment charges for the years ended June 30, 2016 and 2015. During the fiscal year ended June 30, 2014, we determined that based on rebranding of the Institutional business, we fully amortized certain trade names that are no longer going to be used and recorded a $5.2 million impairment charge for the fiscal year ended June 30, 2014. During the fiscal year ended June 30, 2014, we also sold certain business assets and wrote off approximately $3.4 million of goodwill and $0.4 million of net intangible assets related to the assets of the business that were sold.

Consolidation of Noncontrolling Interest

        Our consolidated financial statements reflect the results of operations of our Middle East, Middlebury Interactive Languages, LearnBop joint ventures. The Middle East joint venture was sold in June 2014. Earnings or losses attributable to our partners are classified as "net loss attributable to noncontrolling interest" in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company.

Redeemable Noncontrolling Interest

        The joint venture agreement with Middlebury College stipulates, starting at any time after the May 2015, Middlebury may give written notice of its irrevocable election to sell all of its Membership Interest to us (put right). The purchase price for Middlebury's Membership Interest shall be its fair market value and we may, in our sole discretion, pay the purchase price in cash or shares of the our common stock. On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require us to purchase all of its ownership interest in our joint venture.

        The redeemable noncontrolling interests are redeemable outside of the Company's control. Because of this the Company records the redemption fair value outside of permanent equity in accordance with ASC 480-10-S99. The Company adjusts the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital. The estimated redeemable noncontrolling interest was $6.8 million as of June 30, 2016 and June 30, 2015.

        At June 30, 2016, the Company was still in discussions with Middlebury to settle the terms under the put right; the outcome of which could result in a value different than the value of the redeemable noncontrolling interest. There has been no change in the estimated fair value of the noncontrolling interest since June 30, 2015. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company's option, which form of consideration has not yet been determined.

        On July 31, 2014, we acquired a 51% interest in LearnBop, Inc. ("LearnBop") The purpose of the acquisition was to complement our K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put right to sell the remaining minority interest to us, which is exercisable between July 31, 2018 and December 31, 2018. The price of the put right will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between us and LearnBop. Additionally, we have a non-transferable call option to purchase the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. The redeemable value as of the end of each fiscal year is based on the estimated value of the put right, while the redeemable value during interim periods is based on management updates from the date of the most recent internal valuation. As of June 30, 2016, the estimated redeemable noncontrolling interest was approximately $0.7 million.

Segment Reporting

        We operate in one operating and reportable business segment: we are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. We have the following three lines of business: Managed Public School Programs, Institutional and Private Pay Schools and Other. Our Chief Executive Officer is the Chief Operating Decision Maker (the "CODM"). Our CODM manages our business primarily by function and reviews financial information on a consolidated basis, accompanied by disaggregated information on revenues by line of business as well as certain operational data, for purposes of allocating resources and evaluating financial performance. The CODM only evaluates profitability based on consolidated results.

Results of Operations

        We have three lines of business: Managed Public School Programs, Institutional (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual schools	• Non-managed Public School Programs	• Managed private schools
• Blended schools	• Institutional software and services	—K12 International Academy
—Hybrid schools		—George Washington University Online High School
—Passport schools		—The Keystone School
• Independent course sales (Consumer)

Enrollment Data

        The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Managed Public School Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non-managed Public School Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non-managed Public School Programs, however, do not offer primary administrative oversight services.

	Year ended		Growth
	June 30,		2016/2015
	2016	2015	Change $	Change %
Managed Public School Programs(1)(2)	102,935	114,579	(11,644)	(10.2)%
Non-managed Public School Programs(1)	26,970	20,053	6,917	34.5%

(1)
If a school changes from a Managed to a Non-managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.

(2)
Managed Public School Programs include enrollments for which K12 receives no public funding or revenue

Revenue by Business Lines

        Revenue is captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district that purchases a single course (Institutional business customer) may decide to convert to a full-time virtual school program

(Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for our three lines of business for the fiscal year ended June 30, 2016 and 2015.

	Year ended		Growth
	June 30,		2016 / 2015
($ in thousands)	2016	2015	Change $	Change %
Managed Public School Programs	$717,059	$813,677	$(96,618)	(11.9)%
Institutional
Non-managed Public School Programs	55,601	39,321	16,280	41.4%
Institutional Software & Services	52,990	48,770	4,220	8.7%

Total Institutional	108,591	88,091	20,500	23.3%
Private Pay Schools and Other	47,050	46,526	524	1.1%

Total	$872,700	$948,294	$(75,594)	(8.0)%

        Beginning in fiscal 2016, the Company presented revenue from Non-managed Public School Programs as part of the Institutional line of business, along with the Institutional Software and Services, which together constitute total Institutional revenue. In the prior year these revenues were presented as part of the Public School Programs line of business, which included both managed and non-managed public school programs. We believe this revised presentation clarifies and better aligns the disclosure of Non-Managed Program revenues with the Company's operational and sales structure.

        The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2016		2015		2014
	(Dollars in thousands)
Revenues	$872,700	100.0%	$948,294	100.0%	$919,553	100.0%

Cost and expenses
Instructional costs and services	546,510	62.6%	607,756	64.1%	569,219	61.9%
Selling, administrative and other operating expenses	302,205	34.6%	307,730	32.5%	313,258	34.1%
Product development expenses	10,071	1.2%	14,381	1.5%	14,220	1.5%

Total costs and expenses	858,786	98.4%	929,867	98.1%	896,697	97.5%

Income from operations	13,914	1.6%	18,427	1.9%	22,856	2.5%
Realized gain on sale of assets	—	0.0%	—	0.0%	6,404	0.7%
Interest expense, net and other	(617)	(0.1)%	(3,291)	(0.3)%	(69)	0.0%

Income before income tax expense and noncontrolling interest	13,297	1.5%	15,136	1.6%	29,191	3.2%
Income tax expense	(4,746)	(0.5)%	(5,810)	(0.6)%	(11,075)	(1.2)%

Net income	8,551	1.0%	9,326	1.0%	18,116	2.0%
Add net loss attributable to noncontrolling interest	484	0.1%	1,662	0.2%	1,484	0.1%

Net income attributable to common stockholders	$9,035	1.1%	$10,988	1.2%	$19,600	2.1%

Comparison of Years Ended June 30, 2016 and 2015

        Revenues.    Our revenues for the year ended June 30, 2016 were $872.7 million, representing a decrease of $75.6 million, or 8.0%, from $948.3 million for the year ended June 30, 2015. Managed Public School Program revenue decreased $96.6 million, or (11.9) %, year over year. The decline in Managed Public School Programs revenue was primarily attributable to the 10.2% decline in enrollments, largely resulting from the loss of the management component of the Agora contract, offset in part by increases in the per pupil rate of achieved state funding in certain states. The full fiscal year net impact of the Agora program transition to a non-managed program resulting in an approximate decrease of $111 million of total revenue from the prior year.

        We provide the schools and school boards we serve with academic programs sufficiently rigorous to yield strong academic results. These challenging performance expectations for students in a virtual public school can result in parents opting to withdraw their students from a managed public school and enroll in other school options. We have also seen some of our virtual public schools transition from Managed Public School Programs to self-administered schools by seeking competitive alternatives to portions of the products and services now entirely provided by us. While any one of these factors alone is not necessarily indicative of a material trend in the growth rate in enrollments, continuing to experience a combination of these factors could negatively impact enrollment growth, revenues and operating income. There also is increasing competition from several sources including online or blended offerings by traditional public schools that are recognizing the value of online study and curriculum delivery.

        Institutional revenue increased $20.5 million, or 23.3% from the prior year primarily due to transition of the Agora contract from a managed to non-managed programs.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2016 were $546.5 million, representing a decrease of $61.3 million, or 10.1%, from $607.8 million for the year ended June 30, 2015. This decrease in expense was primarily associated with the transition of the Agora contract from managed to non-managed programs. Additionally, during the year ended June 30, 2015, there was $9.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Instructional costs and services expenses were 62.6% of revenue during the year ended June 30, 2016, a decrease from 64.1% for the year ended June 30, 2015. Excluding the impact of the charges noted above, instructional costs and services were 62.6% and 63.1% of revenue for the years ended June 30, 2016 and 2015.

        Selling, Administrative, and Other Operating Expenses.    Selling, administrative, and other operating expenses for the year ended June 30, 2016 were $302.2 million, representing a decrease of $5.5 million, or 1.8%, from $307.7 million for the year ended June 30, 2015. Included in expenses for the year ended June 30, 2016 was $7.1 million of expense related to the Settlement Agreement with the State of California. Included in expenses for the year ended June 30, 2015 was $7.5 million of expense related to uncollectible receivables, as well as $4.8 million for the write-off of capitalized software that will no longer be developed. Selling, administrative, and other operating expenses were 34.6% of revenue during the year ended June 30, 2016, an increase from 32.5% for the year ended June 30, 2015. This increase of expenses as a percentage to revenue was primarily attributable to the legal settlement described above.

        Product Development Expenses.    Product development expenses for the year ended June 30, 2016 were $10.1 million, representing a decrease of $4.3 million, or 29.9% from $14.4 million for the year ended June 30, 2015. As a percentage of revenue product development expenses decreased to 1.2% for the year ended June 30, 2016, as compared to 1.5% for the year ended June 30, 2015.

        Interest Expense, net and Other.    Net interest expense for the year ended June 30, 2016 was $0.6 million as compared to net interest expense of $3.3 million in the same period in the prior year, a decrease of $2.7 million. Net interest expense for the year ended June 30, 2015 comprised primarily of $3.2 million interest income write off for Web International Education Group, Ltd investment partially offset by $0.4 million income from Web investment.

        Income Tax Expense.    We had an income tax expense of $4.7 million for the year ended June 30, 2016, or 35.7% of income before taxes, as compared to income tax expense of $5.8 million, or 38.4% of our income before taxes for the year ended June 30, 2015. Our overall effective tax rate decreased from the prior year primarily due to decreases in unrecognized tax benefits primarily resulted from audit resolution in a certain foreign jurisdiction, additional tax benefits related to research activities of the Company, and provision true ups.

        Net Income.    Net income was $8.6 million for the year ended June 30, 2016, compared to net income of $9.3 million for the year ended June 30, 2015, a decrease of $0.7 million, due to the factors noted above.

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the year ended June 30, 2016 was $0.5 million as compared to net loss attributable to noncontrolling interest of $1.7 million for the same period in the prior year. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments.

Comparison of Years Ended June 30, 2015 and 2014

        Revenues.    Our revenues for the year ended June 30, 2015 were $948.3 million, representing an increase of $28.7 million, or 3.1%, from $919.6 million for the year ended June 30, 2014. Public School Program revenue increased $30.3 million, or 3.7%, year over year. The growth in Managed Public School Program revenue was primarily attributable to increases in achieved funding in certain states, among other factors, while overall enrollments slightly increased by 0.7%. Managed Program enrollments declined 3.9%, while corresponding revenue increased 2.5% for the year ended June 30, 2015 compared to 2014 due primarily to increases in the per-pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school), and other factors. We attribute the decline in our Managed Public School Programs enrollments to a number of events unrelated to market demand, such as the imposition in Tennessee of an enrollment cap midway through the enrollment season, and a delay in the grant of a charter impacting our attendant service contract and start of enrollments for a school in Colorado. In addition, we provide the schools and school boards we serve with academic programs sufficiently rigorous to yield strong academic results. These challenging performance expectations for students in a virtual public school can result in parents opting to withdraw their students from a managed public school and enroll in other school options. We have also seen some of our virtual public schools transition from Managed Public School Programs to self-administered schools by seeking competitive alternatives to portions of the products and services now entirely provided by us. While any one of these factors alone is not necessarily indicative of a material trend in the growth rate in enrollments, continuing to experience a combination of these factors could negatively impact enrollment growth, revenues and operating income. There also is increasing competition from several sources including online or blended offerings by traditional public schools that are recognizing the value of online study and curriculum delivery.

        Institutional revenue increased $0.2 million, or 0.5% from the year ended June 30, 2014. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Institutional increased $4.3 million, or 9.6%. Private Pay Schools and Other revenue decreased $1.8 million, or 3.7%, from the prior year due to the sale of certain businesses. Excluding the effect from the sale of certain businesses that were included in the prior period revenue, Private Pay Schools and Other revenue increased $11.1 million, or 31.3%.

        Instructional Costs and Services Expenses.    Instructional costs and services expenses for the year ended June 30, 2015 were $607.8 million, representing an increase of $38.6 million, or 6.8%, from $569.2 million for the year ended June 30, 2014. During the year ended June 30, 2015, there was $9.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computer peripherals that will not be reclaimed, and for excess inventory relative to anticipated demand. During the year ended June 30, 2014, there was $18.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Excluding the impact of the charges noted above, instructional costs and services would have increased $47.7 million, or 8.7%. The increase in expense was primarily associated with the increased hiring of teachers and instructional support staff, increases in salary and other personnel benefits and increased special education and other related service fees in our Managed Public School Programs as part of our initiatives to improve the student experience and academic outcome. Instructional costs and services expenses were 64.1% of revenue during the year ended June 30, 2015, an increase from 61.9% for the year ended June 30, 2014. Excluding the impact of the charges noted above, instructional costs and services were 63.1% and 59.9% of revenue for the years ended June 30, 2015 and 2014.

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

        Product Development Expenses.    Product development expenses for the year ended June 30, 2015 were $14.4 million, representing an increase of $0.2 million, or 1.4% from $14.2 million for the year ended June 30, 2014. As a percentage of revenues, product development expenses remained flat at 1.5% for the year ended June 30, 2016, as compared to the same period in the prior year.

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

        Noncontrolling Interest.    Net loss attributable to noncontrolling interest for the year ended June 30, 2015 was $1.7 million as compared to net loss attributable to noncontrolling interest of $1.5 million for the year ended June 30, 2014. Noncontrolling interest reflects the after-tax losses attributable to minority interest owners in our investments.

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

Liquidity and Capital Resources

        As of June 30, 2016, we had net working capital, or current assets minus current liabilities, of $322.8 million. Our working capital includes cash and cash equivalents of $214.0 million, including $4.1 million associated with our two joint ventures, and accounts receivable of $169.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2016.

        On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. ("BOA"). The line has a five-year term, bears interest at the higher of the Bank's prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2016, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

        We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We had $35.0 million of availability for new leasing during fiscal year 2016. Interest rates on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2015 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015, but was extended to July 2017. Interest rates on the new borrowings beginning in August 2016 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between April 29, 2016 and the Lease Commencement Date, as defined in the lease line of credit.

        As of June 30, 2016, the aggregate outstanding balance under the lease lines of credit was $23.1 million. Borrowings bore interest at rates ranging from 1.95% to 2.88% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b-18 of the Exchange Act. For the year ended June 30, 2015, we paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2016 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

Operating Activities

        Net cash provided by operating activities for the years ended June 30, 2016, 2015 and 2014 was $121.8 million, $120.1 million and $122.9 million, respectively.

        Net cash provided by operating activities for the year ended June 30, 2016 was $121.8 million compared to $120.1 million for the year ended June 30, 2015. The increase of $1.7 million in cash provided by operations between periods was primarily attributable to changes in working capital which increased approximately $26.7 million, offset by decrease in net income including non-cash adjustments which decreased approximately $25.0 million. These changes in working capital were primarily attributable to the timing of cash payments related to accounts receivable and accounts payable offset by increased accrued liabilities. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

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

Investing Activities

        Net cash used in investing activities for the years ended June 30, 2016, 2015 and 2014 was $82.9 million, $68.3 million and $45.8 million, respectively.

        Net cash used in investing activities for the year ended June 30, 2016 increased $14.6 million from 2015. This increase was due primarily to the $20.1 million investment in LTS Education Systems and a $1.1 million increase in capital expenditures for property and equipment, capitalized software and curriculum, offset by the prior year investment in LearnBop for $6.5 million.

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

Financing Activities

        Net cash used in financing activities for the years ended June 30, 2016, 2015 and 2014, was $20.8 million, $50.4 million and $63.4 million, respectively.

        For the year ended June 30, 2016, our primary use of cash in financing activities consisted primarily of payments on capital lease obligations incurred for the acquisition of student computers totaling $17.4 million and the repurchase of restricted stock for income tax withholding of $3.4 million.

        For the year ended June 30, 2015, our primary use of cash in financing activities was in connection with our share repurchase program for the purchase of treasury stock, and the payment of capital lease obligations incurred for the acquisition of student computers. For the year ended June 30, 2016, we purchased treasury stock which totaled approximately $26.5 million. We made $48.5 million in treasury stock purchases during the year ended June 30, 2015. At June 30, 2015, the total shares of common stock purchased were 3,502,598, and there were no shares remaining under the plan for repurchase. The year ended June 30, 2015 included approximately $9.7 million less in proceeds from the exercise of stock options than in the prior fiscal year. The timing of cash from the exercise of options impacts our net cash provided by financing activities.

        For the year ended June 30, 2014, our primary uses of cash in financing activities were the purchase of treasury stock and the payment of capital lease obligations incurred for the acquisition of student computers. For the year ended June 30, 2015, we purchased treasury stock which totaled approximately $48.5 million. We made no treasury stock purchases during the year ended June 30, 2014. Our cash payments for capital leases increased approximately $2.4 million due to increased purchases of student computers financed under capital leases. In addition, the year ended June 30, 2014 included a reduction of $8.1 million in the excess tax benefit from stock based compensation. The year ended June 30, 2014 included approximately $3.0 million more in proceeds from the exercise of stock options than the year ended June 30, 2013, which partially offset the increased uses noted above. The timing of cash from the exercise of options impacts our net cash used in financing activities.

Contractual Obligations

        Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long-term contractual obligations as of June 30, 2016, which decreased from $81.2 million as of June 30, 2015:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(In thousands)
Contractual obligations at June 30, 2016
Capital leases(1)	$23,641	$13,572	$10,069	$—	$—
Operating leases	46,080	8,579	16,942	14,240	6,319

Total	$69,721	$22,151	$27,011	$14,240	$6,319

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

Off-Balance Sheet Arrangements

        We have provided guarantees of approximately $7.1 million related to lease commitments on the buildings for certain of our schools. We contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

        We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2016. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition.

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

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. (ASU 2015-05) provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on its financial statements.

        In September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. We are currently evaluating this guidance, as well as the effect on our consolidated financial statements.

        In November 2015, the FASB issued the guidance ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. We adopted the guidance on a prospective basis in the fourth quarter of the year ended June 30, 2016 and prior periods were not retrospectively adjusted.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating this guidance, as well as the effect on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. We have not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        At June 30, 2016 and 2015, we had cash and cash equivalents totaling $214.0 million and $195.9 million, respectively. We did not enter into market risk sensitive instruments for trading purposes during fiscal years 2016, 2015 and 2014. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2016, a 1% gross increase in interest rates earned on cash would result in $2.1 million annualized increase in interest income.

        Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure, however as we had no outstanding balance on this facility as of June 30, 2016, fluctuations in interest rates would not have any impact on our interest expense.

Foreign Currency Exchange Risk

        We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At June 30, 2016, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of zero on our financial statements. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries' internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 9, 2016 expressed an unqualified opinion thereon.

                      /s/ BDO USA, LLP

McLean, Virginia
August 9, 2016

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$213,989	$195,852
Accounts receivable, net of allowance of $10,813 and $9,657 at June 30, 2016 and June 30, 2015, respectively.	169,554	188,246
Inventories, net	30,631	29,571
Deferred tax asset	—	8,989
Prepaid expenses	9,634	11,428
Other current assets	22,047	24,877

Total current assets	445,855	458,963
Property and equipment, net	28,447	34,407
Capitalized software, net	70,055	62,683
Capitalized curriculum development costs, net	63,367	58,696
Intangible assets, net	23,102	21,195
Goodwill	87,285	66,160
Deposits and other assets	15,944	6,495

Total assets	$734,055	$708,599

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$13,210	$16,635
Accounts payable	25,919	29,819
Accrued liabilities	26,877	12,486
Accrued compensation and benefits	31,042	26,790
Deferred revenue	25,964	24,927

Total current liabilities	123,012	110,657
Capital lease obligations, net of current portion	9,922	13,022
Deferred rent, net of current portion	6,661	7,692
Deferred tax liability	18,458	22,456
Other long term liabilities	9,780	8,233

Total liabilities	167,833	162,060

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,502	9,601

Equity
K12 Inc. stockholders' equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 43,184,068 and 41,837,894 shares issued and 39,681,470 and 38,335,296 shares outstanding at June 30, 2016 and June 30, 2015, respectively	4	4
Additional paid-in capital	675,436	663,461
Accumulated other comprehensive loss	(293)	(1,065)
Accumulated deficit	(41,427)	(50,462)
Treasury stock of 3,502,598 shares at cost	(75,000)	(75,000)

Total K12 Inc. stockholders' equity	558,720	536,938

Total liabilities, redeemable noncontrolling interest and equity	$734,055	$708,599

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2015	2014
	(In thousands, except share and per share data)
Revenues	$872,700	$948,294	$919,553

Cost and expenses
Instructional costs and services	546,510	607,756	569,219
Selling, administrative and other operating expenses	302,205	307,730	313,258
Product development expenses	10,071	14,381	14,220

Total costs and expenses	858,786	929,867	896,697

Income from operations	13,914	18,427	22,856
Realized gain on sale of assets	—	—	6,404
Interest (expense), net and other	(617)	(3,291)	(69)

Income before income tax expense and noncontrolling interest	13,297	15,136	29,191
Income tax expense	(4,746)	(5,810)	(11,075)

Net income	8,551	9,326	18,116
Add net loss attributable to noncontrolling interest	484	1,662	1,484

Net income attributable to common stockholders, including Series A stockholders	$9,035	$10,988	$19,600

Net income attributable to common stockholders per share, excluding Series A stockholders:
Basic	$0.24	$0.29	$0.50

Diluted	$0.23	$0.29	$0.50

Weighted average shares used in computing per share amounts:
Basic	37,613,782	37,330,569	38,987,470

Diluted	38,850,388	37,625,425	39,230,516

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Net income	$8,551	$9,326	$18,116
Other comprehensive income (loss), net of tax foreign currency translation adjustment	772	(953)	182

Total other comprehensive income, net of tax	9,323	8,373	18,298
Comprehensive loss attributable to noncontrolling interest	484	1,662	1,484

Comprehensive income attributable to common stockholders, including Series A stockholders	$9,807	$10,035	$19,782

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	K12 Inc. Stockholders
	Common Stock		Common Stock—A			Accumulated Other Comprehensive Income (Loss)		Treasury Stock
					Additional Paid-in Capital		Accumulated Deficit			Noncontrolling Interest
(In thousands, except share data)	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance, June 30, 2013	37,440,662	$4	2,750,000	$63,112	$548,390	$(294)	$(81,050)	—	$—	$3,596	$533,758
Net income (loss)(1)	—	—	—	—	—	—	19,600	—	—	(209)	19,391
Foreign currency translation adjustments	—	—	—	—	—	182	—	—	—	—	182
Conversion of Series A to Common Stock	2,750,000	—	(2,750,000)	(63,112)	63,112	—	—	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—	(2,195,196)	(48,548)	—	(48,548)
Stock-based compensation expense	—	—	—	—	22,828	—	—	—	—	—	22,828
Exercise of stock options	531,262	—	—	—	10,294	—	—	—	—	—	10,294
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	1,075	—	—	—	—	—	1,075
Issuance of restricted stock awards	704,131	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(93,423)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	(1,645)	—	—	—	—	—	(1,645)
Retirement of restricted stock for tax withholding	(188,570)	—	—	—	(5,018)	—	—	—	—	—	(5,018)
Deconsolidation of certain businesses	—	—	—	—	—	—	—	—	—	(3,387)	(3,387)

Balance, June 30, 2014	41,144,062	$4	—	$—	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$—	$528,930
Net income(1)	—	—	—	—	—	—	10,988	—	—	—	10,988
Foreign currency translation adjustments	—	—	—	—	—	(953)	—	—	—	—	(953)
Purchase of Treasury Stock	—	—	—	—	—	—	—	(1,307,402)	(26,452)	—	(26,452)
Stock-based compensation expense	—	—	—	—	21,299	—	—	—	—	—	21,299
Exercise of stock options	99,935	—	—	—	553	—	—	—	—	—	553
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	(2,793)	—	—	—	—	—	(2,793)
Issuance of restricted stock awards	822,698	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(66,480)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	8,038	—	—	—	—	—	8,038
Retirement of restricted stock for tax withholding	(162,321)	—	—	—	(2,672)	—	—	—	—	—	(2,672)

Balance, June 30, 2015	41,837,894	$4	—	$—	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$—	$536,938
Net income(1)	—	—	—	—	—	—	$9,035	—	—	—	$9,035
Foreign currency translation adjustments	—	—	—	—	—	772	—	—	—	—	772
Stock-based compensation expense	—	—	—	—	18,616	—	—	—	—	—	18,616
Exercise of stock options	1,000	—	—	—	14	—	—	—	—	—	14
Excess tax benefit (expense) from stock-based compensation	—	—	—	—	(4,876)	—	—	—	—	—	(4,876)
Issuance of restricted stock awards	1,704,843	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(95,980)	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	1,615	—	—	—	—	—	1,615
Retirement of restricted stock for tax withholding	(263,689)	—	—	—	(3,394)	—	—	—	—	—	(3,394)

Balance, June 30, 2016	43,184,068	$4	—	—	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$—	$558,720

(1)
Net income attributable to noncontrolling interest excludes $0.5 million, $1.7 million and $1.3 million for the years ended June 30, 2016, 2015 and 2014, respectively, due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which is reported outside of permanent equity in the consolidated balance sheet (See Note 10).

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$8,551	$9,326	$18,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,225	80,282	86,267
Stock-based compensation expense	18,616	21,299	22,828
Excess tax benefit from stock-based compensation	(6)	(118)	(1,679)
Deferred income taxes	(3,818)	(3,094)	(5,754)
Provision for doubtful accounts	4,610	9,300	1,439
Provision for inventory obsolescence	691	1,406	4,293
Provision for student computer shrinkage and obsolescence	(459)	(430)	(526)
Impairment loss on other assets	200	3,200	—
Expensed computer peripherals	2,625	3,519	—
Realized gain on sale of assets	—	—	(6,404)
Changes in assets and liabilities:
Accounts receivable	14,463	(1,892)	(12,257)
Inventories	(1,751)	2,853	6,272
Prepaid expenses	1,860	(4,073)	2,735
Other current assets	2,830	(2,579)	(1,645)
Deposits and other assets	(8,910)	(1,440)	(212)
Accounts payable	(3,900)	(1,192)	9,778
Accrued liabilities	15,497	(7,854)	5,474
Accrued compensation and benefits	4,255	9,389	(4,214)
Deferred revenue	636	621	(1,429)
Deferred rent and other liabilities	(2,437)	1,562	(209)

Net cash provided by operating activities	121,778	120,085	122,873

Cash flows from investing activities
Purchases of property and equipment	(5,008)	(9,928)	(7,405)
Capitalized software development costs	(36,265)	(33,755)	(26,553)
Capitalized curriculum development costs	(21,627)	(18,057)	(15,411)
Mortgage note to a managed school partner	—	—	(2,100)
Net cash received on sale of assets	—	—	5,665
Acquisition of LearnBop, Inc.	—	(6,512)	—
Acquisition of LTS Education Systems, net of cash acquired	(19,953)	—	—

Net cash used in investing activities	(82,853)	(68,252)	(45,804)

Cash flows from financing activities
Repayments on capital lease obligations	(17,402)	(21,939)	(22,694)
Repayments on notes payable	—	—	(390)
Purchase of treasury stock	—	(26,452)	(48,548)
Proceeds from exercise of stock options	14	553	10,294
Net proceeds from investment in noncontrolling interest	—	—	1,275
Excess tax benefit from stock-based compensation	6	118	1,679
Retirement of restricted stock for tax withholding	(3,394)	(2,672)	(5,018)

Net cash used in financing activities	(20,776)	(50,392)	(63,402)

Effect of foreign exchange rate changes on cash and cash equivalents	(12)	(1,698)	962

Net change in cash and cash equivalents	18,137	(257)	14,629
Cash and cash equivalents, beginning of year	195,852	196,109	181,480

Cash and cash equivalents, end of year	$213,989	$195,852	$196,109

See accompanying notes to consolidated financial statements.

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

2. Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

3. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported ("IBNR") claims, fair value of redeemable noncontrolling interest, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

        Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the years ended June 30, 2016, 2015, and 2014, were $294.7 million, $338.2 million and $265.2 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

  •
  the use of a personal computer and associated reclamation services;

  •
  internet access and technology support services;

  •
  the services of a state-certified teacher, where required; and

  •
  management and technology services necessary to operate a virtual public or blended school. In certain managed school contracts, revenue is determined directly by per enrollment funding.

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

        To determine the pro rata amount of revenues to recognize in a fiscal quarter, management estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. Management reviews its

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company's results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company's services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company's schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company's monthly funding estimates and for the reported fiscal years ended June 30, 2015, 2014 and 2013, the Company's aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.4%, (0.1)%, and 0.2%, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company's fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company's services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2016, 2015 and 2014, the Company's revenue included a reduction for these school operating losses of $57.1 million, $65.2 million, and $49.8 million, respectively.

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

        During the years ended June 30, 2016, 2015 and 2014, approximately 82%, 86% and 88%, respectively, of the Company's revenues were recognized from schools the Company managed. During the year ended June 30, 2016 the Company had a contract with one school that represented approximately 10% of revenue. During the years ended June 30, 2015 and June 30, 2014 the Company had a contract with a different school that represented approximately 14% and 13% of revenue, respectively. Approximately 9% of accounts receivable was attributable to the respective customers as of June 30, 2016 and 2015.

        In fiscal year 2015, Agora renegotiated its service agreement and entered into a three year contract with the Company to utilize the Company's curriculum and purchase certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. The net impact of this event on the fiscal year 2016 revenues attributable to the loss of the management component of the Agora contract was approximately $111 million.

        On June 9, 2016, Agora signed a new service agreement with us that extends through 2019 and included additional services including curriculum and certain technology services while the school board retained daily operational responsibilities. The agreement also calls for payment terms of outstanding receivables to be paid over an approximate two-year period resulting in reclassification of a portion to long-term assets (Deposits and other assets).

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

Allowance for Doubtful Accounts

        The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Actual write-offs might exceed the recorded allowance.

Inventories

        Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools and utilized directly by students. Inventories represent items that are purchased and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. During the years ended June 30, 2016 and 2015, the Company increased the provision for excess and obsolete inventory by $0.7 million and $1.4 million primarily related to the decision to discontinue certain products and excess inventory relative to anticipated demand. The excess and obsolete inventory reserve at June 30, 2016 and 2015, was $2.6 million and $2.2 million, respectively.

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

Useful Life
Student and state testing computers	3 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

        The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns and utilization rates, as well as information obtained from the student computer processing systems. As a result, the Company recorded accelerated depreciation of $2.8 million, $5.0 million and $6.5 million for the years ended June 30, 2016, 2015 and 2014, respectively, for computers that the Company estimates will not be returned by students.

        In addition, during the fiscal year ended June 30, 2015, the Company wrote down approximately $6.5 million primarily related to computer peripherals and other fixed assets shipped to students, and for which no reclamation will be processed. There were no material write downs for the year ended June 30, 2016. Additionally, beginning in fiscal 2016 the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Accordingly, the Company fully expenses peripherals upon shipment and the impact was immaterial.

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

        Capitalized software development additions totaled $36.3 million, $33.8 million and $26.6 million for the years ended June 30, 2016, 2015 and 2014, respectively. The Company wrote down approximately $0.5 million and $3.8 million of capitalized software projects after determining the assets either had no future use or are being sunset for the years ended June 30, 2016 and 2014. This write down was included in the selling, administrative and other operating expenses. There were no material write-downs of capitalized software projects for the year ended June 30, 2015.

        Amortization expense for the years ended June 30, 2016, 2015 and 2014, was $28.9 million, $26.8 million and $20.1 million, respectively.

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

        Total capitalized curriculum development additions were $21.6 million, $18.1 million and $15.4 million for the years ended June 30, 2016, 2015 and 2014, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization and impairment charges. Amortization charges are recorded in instructional costs and services on the accompanying consolidated statements of operations. Amortization expense for the years ended June 30, 2016, 2015 and 2014 was $17.0 million, $20.1 million and $19.0 million, respectively. There were no material write-downs of capitalized curriculum development costs for the year ended June 30, 2016. The Company wrote down approximately $2.6 million and $2.2 million of capitalized curriculum development costs due to an assessment of recoverability of certain curriculum, as well as a decision to discontinue certain curriculum during the years ended June 30, 2015 and 2014.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. As of June 30, 2016 and 2015, finite-lived intangible assets were recorded at $42.0 million and $37.4 million, respectively, and accumulated amortization of $18.9 million and $16.2 million, respectively. Amortization expense for the years ended June 30, 2016, 2015 and 2014 was $2.7 million, $2.6 million and $8.0 million, respectively. During the year ended June 30, 2014, the Company determined that based on rebranding of the Institutional business, the Company fully amortized certain trade names that were no longer going to be used and recorded a $5.2 million impairment charge. There was no material impairment charge for the years ended June 30, 2016 and 2015. Future amortization of intangible assets is $2.9 million, $2.8 million, $2.8 million, $2.7 million and $2.3 million in the years ended June 30, 2017 through June 30, 2021, respectively and $9.2 million thereafter. As of June 30, 2016 and 2015, the goodwill balance was $87.3 million and $66.2 million, respectively.

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

        ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as "Step 0". Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company's business, significant negative industry or economic trends, and/or a significant decline in the Company's stock price for a sustained period. The Company has determined it has two reporting units K12 and Middlebury. The Company performs its annual assessment on May 31st. We apply a two-step approach in testing goodwill for impairment for each reporting unit. The Company has determined it has two reporting units K12 and Middlebury. The first step tests for potential impairment by comparing the fair value of reporting units with reporting units' net asset values. If the fair value of the reporting unit exceeds the carrying value of the reporting unit's net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit's carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit's fair value to the reporting unit's assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of the reporting unit's goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. During the fiscal year ended June 30, 2016 we performed step one of the impairment test. The estimated K12 reporting unit fair value exceeded its

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

carrying value by approximately 9.8% and Middelburry reporting unit exceeded its fair value by approximately 29.8%. Based on goodwill impairment analysis results the Company determined that no impairment needed to be recorded. During the fiscal years ended June 30, 2015 and 2014 there were no facts and circumstances that indicated that the fair value of the reporting units may be less than their current carrying amount. There were no goodwill impairment charges for the years ended June 30, 2016, 2015 and 2014.

        On July 31, 2014, the Company acquired a 51% majority interest in LearnBop, Inc., for $6.5 million in cash (see Note 12).

        On April 21, 2016, The Company acquired 100% interest in LTS Education Systems ("LTS"), for $23.2 million in cash and contingent consideration (see Note 12).

        The following table represents goodwill additions/reductions during fiscal years ended June 30, 2016, 2015 and 2014:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2014	$58.1
Acquisition of LearnBop	8.1

Balance as of June 30, 2015	$66.2
Acquisition of DL	21.1

Balance as of June 30, 2016	$87.3

Intangible Assets:

	June 30, 2016			June 30, 2015
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(6.9)	$10.7	$17.5	$(5.7)	$11.8
Customer and distributor relationships	20.1	(10.6)	9.5	18.2	(9.1)	9.1
Developed technology	2.9	(1.2)	1.7	1.2	(1.2)	—
Other	1.4	(0.2)	1.2	0.5	(0.2)	0.3

	$42.0	$(18.9)	$23.1	$37.4	$(16.2)	$21.2

        There were no impairment charges during fiscal years ended June 30, 2016 and June 30, 2015.

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

Advertising and Marketing Costs

        Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred. Advertising costs totaled $31.2 million, $29.6 million and $40.3 million for the yeas ending June 30, 2016, 2015 and 2014, respectively.

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special stock in July 2010 in connection with an acquisition. The holders of the Series A Special stock had the right to convert those shares into common stock on a one-for-one basis and the right to vote on all matters presented to K12 stockholders, other than for the election and removal of directors, for which holders of the Series A Special stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special stock were outstanding as of June 30, 2016 and June 30, 2015.

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

        The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2016	2015	2014
	(In thousands except shares and per share data)
Basic earnings per share computation:
Net income available to common stockholders	$9,035	$10,988	$19,600

Weighted average common shares—basic	37,613,782	37,330,569	38,987,470

Basic net income per share	$0.24	$0.29	$0.50

Dilutive earnings per share computation:
Net income attributable to common stockholders	$9,035	$10,988	$19,600

Share computation:
Weighted average common shares—basic	37,613,782	37,330,569	38,987,470
Effect of dilutive stock options and restricted stock awards	1,236,606	294,856	243,046

Weighted average common shares outstanding—diluted	38,850,388	37,625,425	39,230,516

Diluted net income per share	$0.23	$0.29	$0.50

        At June 30, 2016, the Company had 43,184,068 shares of common stock issued and 39,681,470 shares outstanding.

        As of June 30, 2016, 2015 and 2014, the shares of common stock issuable in connection with stock options of 2,548,762, 2,784,593 and 558,186 respectively, were not included in the diluted income per common share calculation since their effect was antidilutive.

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

        The following table summarizes certain fair value information at June 30, 2016 and 2015 for assets and liabilities measured at fair value on a recurring basis.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

        The following table presents activity related to the Company's fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the fiscal year ended June 30, 2016.

	Fiscal Year Ended June 30, 2016
Description	Fair Value June 30, 2015	Purchases, Issuances, and Settlements	Unrealized Gains/(Losses)	Fair Value June 30, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801

Total	$6,801	$—	$—	$6,801

        The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was accounted for in accordance with ASC 480 10 S99, Accounting for Redeemable Equity Instruments. The fair value of the Middlebury Joint Venture was based upon a valuation from a third party valuation firm as of June 30, 2016. The valuation approach utilized an income approach with key assumptions including forecasted cash flows, a discount rate that utilizes a risk adjusted weighted average cost of capital and estimated terminal value. As of June 30, 2016 and 2015 the fair value of the Middlebury Joint Venture was estimated at $6.8 million.

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

        In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies (Continued)

guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

        In September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

        In November 2015, the FASB issued the guidance ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Company's consolidated balance sheets. The Company adopted the guidance on a prospective basis in the fourth quarter of the year ended June 30, 2016 and prior periods were not retrospectively adjusted.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating this guidance, as well as the effect on our consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). This update was issued as part of the FASB's simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor have we determined the effect of the standard on our ongoing financial reporting.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software

        Property and equipment consist of the following at:

	June 30,
	2016	2015
	(In thousands)
Student computers	$34,143	$44,823
Computer software	25,434	26,368
Computer hardware	16,233	17,559
Leasehold improvements	12,048	12,070
Office equipment	1,538	1,515
Furniture and fixtures	5,870	6,002
Web site development costs	1,115	1,115
State testing computers	5,837	2,654

	102,218	112,106
Less accumulated depreciation and amortization	(73,771)	(77,699)

	$28,447	$34,407

        The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $6.4 million, $6.0 million and $9.4 million during the years ended June 30, 2016, 2015 and 2014, respectively. Depreciation expense of $12.6 million, $27.5 million and $28.1 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2016, 2015 and 2014, respectively. There were no significant write downs of capitalized software projects during the year ended June 30, 2016. During the year ended June 30, 2015, the Company wrote down approximately $4.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Amortization expense of $0.5 million, $0.9 million and $1.7 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2016, 2015 and 2014, respectively.

        In the course of its normal operations, the Company incurs maintenance and repair expenses. Those are expensed as incurred and amounted to $11.6 million, $11.2 million and $10.2 million for the years ended June 30, 2016, 2015 and 2014, respectively.

        Capitalized software consists of the following at:

	June 30,
	2016	2015
	(In thousands)
Capitalized software costs	$176,374	$144,285
Less accumulated depreciation and amortization	(106,319)	(81,602)

	$70,055	$62,683

        The Company recorded amortization expense of $23.4 million, $19.4 million and $18.2 million related to capitalized software development reflected in instructional costs and services during the years ended June 30, 2016, 2015 and 2014, respectively. The Company recorded amortization of capitalized software development costs reflected in selling, administrative and other operating expenses of $5.5 million, $7.4 million and $1.9 million during the years ended June 30, 2016, 2015 and 2014, respectively. The

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software (Continued)

Company wrote down approximately $0.5 million and $3.8 million of capitalized software projects after determining the assets either have no future use or are being sunset during the years ended June 30, 2016 and 2014. Write downs of capitalized software projects are included in amortization expense. There were no material write-downs of capitalized software costs for the years ended June 30, 2015.

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

        Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2016	2015
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,464	$4,059
Reserves	5,892	5,042
Accrued expenses	11,494	9,837
Stock compensation expense	11,735	13,113
Other assets	2,628	1,666
Deferred rent	1,922	1,998
Deferred revenue	—	396
Federal tax credits	20	20
State tax credits	841	912

Total deferred tax assets	39,996	37,043

Deferred tax liabilities
Capitalized curriculum development	(13,821)	(11,301)
Capitalized software and website development costs	(25,435)	(22,635)
Property and equipment	(1,931)	(1,166)
Investment in Middlebury Interactive Languages	(20)	(599)
Returned materials	(4,883)	(5,944)
Deferred revenue	(128)	—
Purchased intangibles	(7,897)	(6,074)

Total deferred tax liabilities	(54,115)	(47,719)

Net deferred tax liability before valuation allowance	(14,119)	(10,676)
Valuation Allowance	(4,339)	(2,791)

Net deferred tax liability	(18,458)	$(13,467)

Reported as:
Current deferred tax assets	—	$8,989
Long-term deferred tax liabilities	(18,458)	(22,456)

Net deferred tax liability	$(18,458)	$(13,467)

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The Company maintains a valuation allowance on net noncurrent deferred tax assets of $4.3 million and $2.8 million as of June 30, 2016 and 2015, respectively, predominantly related to state, foreign income tax net operating losses ("NOL") and operating losses related to its tax non-consolidating entity. The Company does not believe it is more likely than not that it will utilize these deferred tax assets.

        The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings because such earnings are considered to be permanently reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2016 amounted to $20.7 million. If such earnings were not permanently reinvested, a U.S. deferred income tax liability of approximately $8.3 million would have been required.

        At June 30, 2016, the Company had available federal and state NOL carryforwards of $2.3 million and $0.2 million, respectively, net of valuation allowances. The federal NOLs, if unused, expire in 2020 and the state NOLs expire on various dates.

        For the years ended June 30, 2016 and 2015, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. The Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

        The related components of the income tax expense for the years ended June 30, 2016, 2015 and 2014 were as follows:

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Current:
Federal	$4,651	$6,490	$14,025
State	1,152	1,964	2,748
Foreign	2,761	450	56

Total current	8,564	8,904	16,829
Deferred:
Federal	(1,648)	(2,291)	(6,185)
State	(97)	(1,635)	(362)
Foreign	(2,073)	832	793

Total deferred	(3,818)	(3,094)	(5,754)

Total income tax expense	$4,746	$5,810	$11,075

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2016	2015	2014
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	4.8	2.3	1.3
Lobbying	5.3	5.0	(0.2)
Transaction costs	—	—	(0.1)
State taxes, net of federal benefit	3.8	1.8	4.3
Research and development tax credits	(8.1)	(1.7)	(0.7)
Domestic production activities deduction	(5.2)	(6.5)	(6.4)
Change in valuation allowance	2.9	5.2	2.4
Effects of foreign operations	(0.9)	(13.6)	(4.0)
Reserve for unrecognized tax benefits	(6.3)	6.1	3.9
Noncontrolling Interests	4.2	5.5	1.8
Other	0.2	(0.7)	0.6

Provision for income taxes	35.7%	38.4%	37.9%

        The effective income tax rates during the years ended June 30, 2016, 2015 and 2014 were 35.7%, 38.4%, and 37.9%, respectively. The primary causes of the changes in the effective tax rate were decreases in unrecognized tax benefits primarily resulted from audit resolution in a certain foreign jurisdiction, and additional tax benefits related to research activities of the Company, and provision true ups.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income Taxes (Continued)

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2016 and June 30, 2015, the Company had $0.1 million and $0.2 million, respectively, in accrued interest and penalties.

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Balance at beginning of the year	$3,558	$2,555	$1,346
Additions for prior year tax positions	351	137	702
Additions for current year tax positions	290	989	507
Reductions for prior year tax positions	(1,975)	(123)	—

Balance at end of the year	$2,224	$3,558	$2,555

        For the year ended June 30, 2016, decreases in unrecognized tax benefits primarily resulted from audit resolution in a certain foreign jurisdiction. If recognized, all of the $2.2 million balance of unrecognized tax benefits would affect the effective tax rate. We do not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal, foreign and various state jurisdictions. Given the federal and certain state net operating losses generated in prior years, the statute of limitations for all tax years beginning with the period ended June 30, 2003 are still open. The statute of limitations for certain states for certain subsidiaries that have generated income may only extend back to 2011. The returns of the foreign subsidiaries are open to examination for the periods dating back to 2011.

6. Lease Commitments

Capital Leases

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, the aggregate outstanding balance under the lease line of credit, including balances from prior years, was $23.1 million and $29.7 million, respectively, with lease interest rates ranging from 1.95% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The lease line of credit was subject to cross default compliance provisions in the Company's line of credit agreement with PNC Bank, N.A. (see Note 7). The net carrying value of leased student computers as of June 30, 2016 and 2015 was $14.0 million and $17.5 million, respectively.

        The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. The Company had $35.0 million of availability for new leasing during fiscal year 2016. Interest rates on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between June 25, 2015 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2015,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

6. Lease Commitments (Continued)

but was extended to July 2017. Interest rates on the new borrowings beginning in August 2015 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, "Selected Interest Rates," between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

        The following is a summary as of June 30, 2016 of the present value of the net minimum lease payments on capital leases under the Company's commitments:

As of June 30,	Capital Leases
($ in thousands)
2017	$13,572
2018	7,243
2019	2,827

Total minimum payments	23,642
Less amount representing interest (imputed weighted average capital lease interest rate of 2.63%)	(510)

Net minimum payments	23,132
Less current portion	(13,210)

Present value of minimum payments, less current portion	$9,922

Operating Leases

        The Company has fixed non-cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

        Rent expense was $7.8 million, $8.1 million and $8.8 million for the years ended June 30, 2016, 2015 and 2014, respectively.

        Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

($ in thousands)	Year Ending June 30,
2017	$8,579
2018	8,474
2019	8,468
2020	7,341
2021	6,899
Thereafter	6,319

Total future minimum lease payments	$46,080

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

        The Credit Agreement contains a number of financial and other covenants that, among other things; restrict the Company and its subsidiaries' ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities. The agreement incorporates customary financial and other covenants, including but not limited to maximum debt leverage and minimum fixed charge coverage ratios. As of June 30, 2016 and 2015, the Company was in compliance with these covenants and the Company had no borrowings outstanding on the line of credit.

8. Equity Transactions

        The Company's Third Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2016 or 2015.

Series A Special Stock

        The Company issued 2,750,000 shares of Series A Special Stock in connection with its acquisition of KC Distance Learning, Inc. The holders of the Series A Special Stock had the right to convert those shares into common stock on a one-for-one basis and for the right to vote on all matters presented to K stockholders, other than for the election and removal of directors, for which holders of the Series A Special Stock had no voting rights. These shares were converted into common stock on September 3, 2013 and no Series A Special Stock remains outstanding as of June 30, 2016.

Common Stock Repurchases

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b-18 of the Exchange Act. For fiscal year ended June 30, 2015, the Company paid approximately $26.5 million in cash to redeem 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2016, total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan. No stock purchases were made during the fiscal year ended June 30, 2016.

9. Stock Option Plan

        The Company adopted a Stock Option Plan in May 2000 (the "Option Plan") under which, employees, outside directors and independent contractors could participate in the Company's future performance through awards of nonqualified stock options to purchase common stock. In October 2007, the Company's Board adopted the 2007 Equity Incentive Award Plan, as amended (the "2007 Plan") increasing the number of common stock shares reserved for issuance to 4,213,921 shares plus increases in the shares pursuant to an "evergreen provision" that may be issued under the 2007 Plan over the course of

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

its ten-year term. Under the evergreen provision, the 2007 Plan provides that the number of shares available for issuance automatically increases by an amount equal to the least of i) 4% of the Company's outstanding common stock on the applicable July 1, or ii) 2,745,098 shares, or iii) a lesser number of shares as determined by the Company's Board of Directors. In fiscal year 2016, the Company's Board of Directors authorized 1,533,412 additional shares for issuance pursuant to the 2007 Plan's evergreen provision. Through June 30, 2016, the remaining aggregate number of shares of the Company's common stock authorized for future issuance under the 2007 Plan was 2,957,517. Through June 30, 2016, there were 5,571,567 shares of the Company's common stock that were issued and remain outstanding as a result of equity awards granted under the 2007 Plan.

        Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the 2007 Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the 2007 Plan.

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

        The fair value of the Company's service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2016	2015	2014
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	54.5%	48% to 51%	49% to 55%
Risk-free interest rate	1.00%	1.27% to 1.71%	1.23% to 1.73%
Expected life of the option term (in years)	5.11	4.97 to 5.11	4.82 to 5.14
Forfeiture rate	12%	12% to 28%	12% to 28%

        The fair value of the options granted for the years ended June 30, 2016, 2015 and 2014 was $3.2 million, $4.4 million and $3.0 million, respectively. This amount will be expensed over the required service period.

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

        Stock option activity including stand-alone agreements during the years ended June 30, 2016, 2015 and 2014 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, June 30, 2013	2,893,188	$20.17	4.98	$50,038
Granted	306,220	26.90
Exercised	(531,262)	17.49
Forfeited or canceled	(89,745)	22.63

Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	617,985	16.12
Exercised	(99,935)	5.68
Forfeited or canceled	(181,858)	29.85

Outstanding, June 30, 2015	2,914,593	$20.33	4.05	$88,200
Granted	243,112	13.43
Exercised	(1,000)	13.66
Forfeited or canceled	(806,530)	18.55

Outstanding, June 30, 2016	2,350,175	$20.20	3.94	$46,573

Stock options exercisable at June 30, 2016	1,700,623	$21.57	2.93	$37,335

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company's stock.

        The total intrinsic value of options exercised for the years ended June 30, 2016, 2015 and 2014 was zero, $0.3 million and $7.4 million, respectively.

        As of June 30, 2016, there was $4.2 million of total unrecognized compensation expense related to unvested stock options granted under the Stock Option Plans adopted in May 2000 and October 2007. The cost is expected to be recognized over a weighted average period of 2.57 years. During the years ended

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

June 30, 2016, 2015 and 2014, the Company recognized $3.7 million, $5.5 million and $7.0 million, respectively, of stock based compensation expense. Included in expense for the year ended June 30, 2016, the Company recorded stock-based compensation of $0.4 million associated with accelerated vesting of option awards for executives and other employees. During the year ended June 30, 2014, the Company recorded stock-based compensation of $1.6 million associated with extending the exercise period of certain option awards to the Company's former Chief Executive Officer upon his resignation from the Board of Directors and $1.5 million associated with accelerated vesting of option awards to the Company's former Chief Executive Officer and other employees upon termination of employment.

Restricted Stock Awards

        The Company has approved grants of restricted stock awards ("RSA") pursuant to the 2007 Plan. Under the 2007 Plan, employees, outside directors and independent contractors are able to participate in the Company's future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSAs, generally over three years. Under the 2007 Plan, there have been no awards of restricted stock to independent contractors.

        Restricted stock award activity during the years ended June 30, 2016, 2015 and 2014 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested, June 30, 2013	928,137	$22.97
Granted	704,131	31.49
Vested	(559,250)	25.11
Canceled	(93,423)	26.24

Nonvested, June 30, 2014	979,595	$22.97
Granted	822,698	17.54
Vested	(490,309)	15.63
Canceled	(66,480)	22.46

Nonvested, June 30, 2015	1,245,504	$22.30
Granted	1,704,843	10.13
Vested	(722,577)	22.24
Canceled	(95,980)	20.25

Nonvested, June 30, 2016	2,131,790	$12.46

        During the year ended June 30, 2016, 111,690 new performance based restricted stock awards were granted and 231,332 were outstanding at June 30, 2016. During the year ended June 30, 2016, 131,104 performance or market based awards vested. Vesting of the performance-based restricted stock awards is contingent on certain financial performance goals.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        The fair value of restricted stock awards granted for the year ended June 30, 2016 was $14.5 million. As of June 30, 2016, there was $15.0 million of total unrecognized compensation expense related to unvested restricted stock awards granted. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the year ended June 30, 2016 was $8.2 million. During the years ended June 30, 2016, 2015 and 2014, the Company recognized $14.8 million, $15.8 million and $15.8 million, respectively, of stock-based compensation expense related to restricted stock awards. Included in the expense for the year ended June 30, 2016, the Company recorded stock-based compensation of $0.4 million associated with accelerated vesting of equity awards to executives and other employees. During the year ended June 30, 2015, the Company recorded stock-based compensation of $2.5 million associated with accelerated vesting of equity awards to executives and other employees. During the year ended June 30, 2014, the Company recorded stock-based compensation of $3.6 million associated with accelerated vesting of equity awards to the Company's former Chief Executive Officer and other employees upon termination of employment.

Equity Incentive Market Based Awards

        During the year ended June 30, 2016, the Company granted the opportunity to earn 592,359 restricted stock awards, having a weighted average grant date value of $5.30 per share, to our new Chief Executive Officer and Executive Chairman. During the year ended June 30, 2016, the Company recognized $0.9 million of stock-based compensation expense related to the awards. As of June 30, 2016, there was unrecognized compensation expense of $2.2 million, which is expected to be recognized on an accelerated basis over the requisite service period, or an estimated remaining weighted average life of 1.6 years.

        The awards were granted pursuant to the 2007 Plan and 50% of shares granted vest immediately upon achievement of specified average closing prices of the Company's stock for any period of 30 consecutive days and the remaining 50% vesting ratably in semi-annual intervals until the applicable two or three year anniversary from grant date. Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $9.64, risk free rate of return of 0.75 percent, and expected volatility of approximately 50 percent.

Performance Share Units

        During the year ended June 30, 2016, the Company granted a total of 1,154,602 PSUs to certain senior executives, having a weighted average grant date fair value of $12.92 per share. The PSUs were granted pursuant to the terms of the 2007 Plan and vest upon achievement of certain performance criteria associated with a Board-approved Long Term Incentive Plan ("LTIP") and continuation of employee service over a two to three year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company's common stock, or at the option of the Company, an equivalent amount of cash, and are classified as an equity award in accordance with Accounting Standards Codification 718—Stock Compensation. If actual performance exceeds the target criteria for a full award, then additional PSUs up to 562,301 could be earned by the participants.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

9. Stock Option Plan (Continued)

        In addition to the LTIP performance conditions, there is a service vesting condition which stipulates that thirty percent of the earned award will vest quarterly beginning November 15, 2017 and seventy percent of the earned award will vest on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement. For equity performance awards, including the PSUs, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. For the year ended June 30, 2016, the Company determined the achievement of the performance conditions were not probable, therefore no expense was recorded during the year ended June 30, 2016.

        Performance Share Unit activity during the year ended June 30, 2016 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested, June 30, 2015	—	—
Granted	1,154,602	12.92
Vested	—	—
Canceled	(65,000)	13.45

Nonvested, June 30, 2016	1,089,602	$12.91

10. Redeemable Noncontrolling Interest

Investment in LearnBop, Inc.

        On July 31, 2014, the Company acquired a majority interest in LearnBop, Inc. ("LearnBop"), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company's K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put right, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put right will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

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

        LearnBop (in millions):

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

        The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula. The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, or (ii) the redemption value.

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

Middlebury College Joint Venture

        In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College ("Middlebury") to form Middlebury Interactive Languages LLC ("MIL"). The venture creates and distributes innovative, online language courses under the trademark Middlebury and other marks. The joint venture agreement provided Middlebury with the right at any time after the fifth (5th) anniversary of forming the joint venture, to irrevocably elect to sell all of its membership interest to the Company (put right) at the fair market value of Middlebury's membership interest. Additionally, Middlebury had an option to repurchase the camp programs at fair market value along with other contractual rights as certain milestones associated with its Language Academy summer camp programs were not met. On May 4, 2015, Middlebury exercised its right to require the Company to purchase all of its ownership interest in the joint venture but it has not exercised its option to repurchase the camps programs.

        The redeemable noncontrolling interests are redeemable outside of the Company's control. Because of this, the Company records the redemption fair value outside of permanent equity in accordance with ASC 480-10-S99. The Company adjusts the redeemable noncontrolling interests to redemption value on

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

10. Redeemable Noncontrolling Interest (Continued)

each balance sheet date with changes in redemption values recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

        At June 30, 2016, the Company was still in discussions with Middlebury to settle the terms under the put right; the outcome of which could result in a value different than the value of the redeemable noncontrolling interest. The Company has the right to pay the redemption cost in cash, stock or a combination thereof, at the Company's option, which form of consideration has not yet been determined.

        The following is a summary of the activity of the redeemable noncontrolling interest at June 30, 2016 and 2015:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2014	$16,801
Net loss	(1,662)
Acquisition of LearnBop	2,500
Adjustment to redemption value	(8,038)

Balance of redeemable noncontrolling interest at June 30, 2015	$9,601
Net loss	(484)
Adjustment to redemption value	(1,615)

Balance of redeemable noncontrolling interest at June 30, 2016	$7,502

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

        On September 24, 2015, in connection with an industry-wide investigation styled "In the Matter of the Investigation of For-Profit Virtual Schools," the Company received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children's Justice ("BCJ"). On July 8, 2016, K12 and the California Virtual Academy ("CAVA") charter schools ("CAVA Schools") entered into: (i) a Settlement Agreement and Release of a previously sealed Qui Tam lawsuit alleging false attendance reporting; (ii) a Stipulation for Entry of Final Judgment ("Stipulation") in connection with the BCJ's investigation as it pertained to us; and (iii) a Final Judgment enjoining us from engaging in certain business practices in California, and requiring that the Company and CAVA Schools undertake certain Conduct Provisions. The Settlement Agreement and Release provides for us to pay the State of California $2.5 million, and the Qui Tam plaintiff $0.1 million to settle the attendance reporting claims and in which we and the CAVA Schools deny any and all liability and wrongdoing. The Stipulation specifies that the Attorney General, the Company and the CAVA Schools have concluded the BCJ investigation and agreed to implement the Conduct Provisions of the Final Judgment "without admissions of findings of fact or law or wrongdoing, misconduct or illegal acts by K12 or the CAVA Schools, or any facts alleged in the [Attorney General's] Complaint." The Final Judgement provides for the Company to pay the State of California $6.0 million "to defray the costs of this action and to fund the investigation and prosecution of enforcement cases to protect the rights of children," and further includes a release of all legal claims that could be brought by the Attorney General involving the

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

covered conduct. The Conduct Provisions of the Final Judgment require the Company to continue to improve its business practices and compliance programs as they generally relate to the operations and promotional activities of K12 and the CAVA Schools. The proceeding settlement costs were offset by insurance reimbursable administrative costs of approximately $1.5 million reflected in selling, administrative and other operating expenses. The resulting charge of $7.1 million was recorded in selling, administrative and other operating expenses for the year ended June 30, 2016.

        On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et. al. was filed against us, two of our officers and one of our former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069. The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by us and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint alleges, among other things, that we and the individual defendants made false or misleading statements and omitted to disclose material facts concerning students' academic progress, graduate eligibility for University of California and California State University admission, class sizes, the individualized and flexible nature of the instruction provided by us, the quality of materials provided to students, reporting with respect to student attendance and funding, and that as a result of the aforementioned practices we were exposed to liability and would be forced to end these purported practices. The complaint seeks unspecified monetary damages and other relief. We intend to defend vigorously against each and every allegation and claim set forth in the complaint.

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

Employment Agreements

        The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company's Executive Chairman and CEO that have two and three year terms, respectively, all other agreements provide for employment on an "at-will" basis. If the employee is terminated for "good reason" or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

        The Company provided guarantees of approximately $7.1 million related to lease commitments on the buildings for certain of the Company's schools. The Company contractually guarantees that certain schools under the Company's management will not have annual operating deficits and the Company's management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        The receivable is due and the Company accrued interest up through December 31, 2014. However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. Furthermore, during Q4 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. This amount was recorded in interest expense, net and other, for the year ended June 30, 2015. During the year ended June 30, 2016 the Company and Web have continued negotiations to determine an appropriate mechanism to pay the total outstanding principal. At June 30, 2016, the Web investment of $10 million was included in other current assets.

        During the years ended June 30, 2016, 2015 and 2014, the Company recorded interest income of zero, zero and $0.8 million, respectively, associated with Web.

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

        The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a note receivable and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the consolidated balance sheets.

        During the year ended June 30, 2016, Moyer defaulted on the loan agreement for non-payment of principal and interest, to schools closure, and other contractual defaults. The Company continues to exercise its rights under the existing arrangement, including the appointment of a receiver and the continued pursuit of foreclosure.

        During the years ended June 30, 2016 and 2015, the Company conducted an appraisal of the property to assess its market value. At June 30, 2016, the estimated market value had declined below the note's carrying value, resulting in an impairment loss of $0.2 million. There was no impairment loss during the year ended June 30, 2015.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Acquisitions and Investments (Continued)

Acquisition of LearnBop, Inc.

        On July 31, 2014, the Company acquired a majority interest in LearnBop, Inc., for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition is to complement the Company's K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put right, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put right will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders' Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million.

Acquisition of LTS Education Systems

        On April 21, 2016 the Company completed its acquisition of Disguise the Learning, Inc. dba LTS Education Systems ("LTS"), a provider of personalized, digital game—based online learning solutions. With its acquisition of LTS, the Company aims to expand its online courses offerings in math, reading, english language arts, science and history.

        The total purchase price consideration for this acquisition was $23.2 million, which consisted primarily of cash of $20.3 million and $2.9 million of contingent consideration (earn-out liability), of which $21.1 million was allocated to goodwill, $4.6 million to acquired intangible assets and $3.5 million to net liabilities assumed. The goodwill is not deductible for income tax purposes. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.4 million. Acquisition of LTS was not significant to our results of operations.

        The following table summarizes the preliminary estimated fair values of considerations paid and identifiable assets acquired and liabilities assumed for LTS as of the date of acquisition (in millions):

June 30, 2016
Acquisition consideration:
Cash	$20.3
Fair value of contingent consideration (earn-out liability)	2.9

Total consideration transferred	$23.2

Identifiable assets acquired and liabilities assumed:
Customer relationships	$1.9
Developed technology	1.7
Other intangible assets	1.0
Goodwill	21.1
Deferred tax	(2.6)
Other net assets	0.1

        The contingent consideration included in the table above represents the fair value of additional consideration payable to the seller, estimated using a discounted cash flow method. Consideration is to be distributed on the eighteen month and thirty month anniversaries of the closing date, and is contingent on the future performance of two key contracts. Each contract is to be assessed independently with an

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

12. Acquisitions and Investments (Continued)

aggregate potential payment of $3.0 million. Performance metrics are based on the year-over-year maintenance of a total aggregate contract value in excess of 51%, with a greater than 90% success rate ensuring full payment.

13. Sale and Deconsolidation of Assets

        On June 11, 2014, the Company sold an asset group comprised of certain domestic and international business and assets including Capital Education, LLC a post-secondary education product, a brick and mortar school named the International School of Berne, and the Company's 60% interest in the Middle East Joint Venture ("Middle East JV") to Safanad Education Ventures Limited ("Safanad"). Safanad is an affiliate of Safanad Limited, the Company's former partner in the Middle East JV. There was no retained interest in the disposed businesses and, as a result of the loss of control in the sale, the Company deconsolidated the assets recording a non-operating gain of approximately $6.4 million. In aggregate, these businesses were responsible for $16.9 million in revenue for the year ended June 30, 2014.

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

14. Related Party Transactions

        At June 30, 2016 and June 30, 2015, the Company had loaned a total of $4.0 million to its 60% owned joint venture Middlebury Interactive Languages LLC ("MIL") in accordance with the terms of the original joint venture agreement. The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company's financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

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

        During the fiscal year ended June 30, 2016, the Company contributed $0.7 million to The Foundation for Online and Blended Learning ("Foundation"). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation. No contributions were made during the fiscal years ended June 30, 2015 and June 30, 2014.

15. Employee Benefits

        The Company maintains a 401(k) salary deferral plan (the "401(k) Plan") for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant's compensation. The Company expensed $1.5 million, $1.8 million and $3.7 million during each of the years ended June 30, 2016, 2015 and 2014, respectively under the 401(k) Plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
(In thousands)	2016	2015	2014
Cash paid for interest	$790	$1,051	$1,054

Cash paid for taxes	$1,125	$19,390	$9,134

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$10,878	$14,654	$24,132

Business Combinations
—Current assets	$419	$27	$—

—Intangible assets	$4,600	$—	$—

—Capitalized software development costs	$—	$940	$—

—Goodwill	$21,125	$8,101	$—

—Assumed liabilities	$(5,780)	$(50)	$—

—Deferred revenue	$(400)	$(23)	$—

17. Common Stock Repurchases

        On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b-18 of the Exchange Act. There were no stock repurchased during the fiscal year ended June 30, 2016.

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

	2016
	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$221,319	$221,340	$208,811	$221,230
Cost and expenses
Instructional costs and services	143,136	134,755	129,616	139,003
Selling, administrative and other operating expenses	76,606	64,888	61,440	99,270
Product development expenses	1,067	2,563	3,028	3,413

Total costs and expenses	220,809	202,206	194,084	241,686

Income (loss) from operations	510	19,134	14,727	(20,456)
Interest expense, net and other	(21)	(101)	(190)	(305)

Income (loss) income before income tax expense and noncontrolling interest	489	19,033	14,537	(20,761)
Income tax benefit (expense)	(822)	(5,368)	(6,653)	8,097

Net income (loss)	(118)	13,665	7,884	(12,664)
Add net income (loss) attributable to noncontrolling interest	(649)	608	654	(129)

Net income (loss) attributable to common stockholders	$(982)	$14,273	$8,538	$(12,793)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.03)	$0.38	$0.23	$(0.34)

Diluted	$(0.03)	$0.37	$0.23	$(0.34)

Weighted average shares used in computing per share amounts:
Basic	37,768,812	37,692,826	37,559,999	37,433,493

Diluted	37,768,812	38,999,871	37,680,876	37,433,493

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results of Operations (Unaudited) (Continued)

	2015
	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$235,655	$244,623	$231,304	$236,712
Cost and expenses
Instructional costs and services	166,900	148,985	145,029	146,842
Selling, administrative and other operating expenses	80,756	64,871	62,557	99,546
Product development expenses	4,317	3,337	3,245	3,482

Total costs and expenses	251,973	217,193	210,831	249,870

Income (loss) from operations	(16,318)	27,430	20,473	(13,158)
Interest expense, net and other	(3,158)	(315)	151	31
Income before income tax expense and noncontrolling interest	(19,476)	27,115	20,624	(13,127)
Income tax benefit (expense), net	6,901	(10,586)	(8,663)	6,538

Net income (loss)	(12,575)	16,529	11,961	(6,589)
Add net loss attributable to noncontrolling interest	995	484	370	(187)

Net income (loss) attributable to common stockholders	$(11,580)	$17,013	$12,331	$(6,776)

Net income (loss) attributable to common stockholders per share:
Basic	$(0.31)	$0.46	$0.33	$0.18

Diluted	$(0.31)	$0.45	$0.33	$0.18

Weighted average shares used in computing per share amounts:
Basic	37,318,085	37,211,634	37,096,480	37,695,681

Diluted	37,318,085	37,408,911	37,160,829	37,695,681

SCHEDULE II

K12 INC
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED June 30, 2016, 2015, and 2014

1. ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Allowance	Balance at End of Period
June 30, 2016	$9,657,092	4,609,720	3,453,418	$10,813,394
June 30, 2015	$3,459,928	9,299,766	3,102,602	$9,657,092
June 30, 2014	$2,560,207	1,438,964	539,243	$3,459,928

2. INVENTORY RESERVE

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2016	$2,192,234	691,407	241,094	$2,642,547
June 30, 2015	$9,056,142	1,405,988	8,269,896	$2,192,234
June 30, 2014	$4,893,783	4,292,974	130,615	$9,056,142

3. COMPUTER RESERVE(1)

	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Deductions, Shrinkage and Obsolescence	Balance at End of Period
June 30, 2016	$1,032,253	89,064	547,873	$573,444
June 30, 2015	$1,462,424	379,030	809,201	$1,032,253
June 30, 2014	$1,988,400	1,862,553	2,388,529	$1,462,424

(1)
A reserve account is maintained against potential obsolescence and unreturned computers provided to the Company's students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2016, 2015 and 2014, certain computers were written off against the reserve.

4. INCOME TAX VALUATION ALLOWANCE

	Balance at Beginning of Period	Additions to Net Deferred Tax Asset Allowance	Deductions in Net Deferred Tax Asset Allowance	Balance at End of Period
June 30, 2016	$2,791,033	1,594,174	46,554	$4,338,653
June 30, 2015	$1,968,482	1,352,231	529,680	$2,791,033
June 30, 2014	$1,268,966	699,516	—	$1,968,482

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(d) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

        Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016 using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework (2013)." As a result of management's evaluation of our internal control over financial reporting, management concluded that as of June 30, 2016, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on page 103 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

        In addition, management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, under supervision of the Chief Executive Officer and Chief Financial Officer, of changes in the Company's internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
K12 Inc.
Herndon, Virginia

        We have audited K12 Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 9, 2016 expressed an unqualified opinion thereon.

                      /s/ BDO USA, LLP

McLean, Virginia
August 9, 2016

ITEM 9B.    OTHER INFORMATION

  NA

PART III

        We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference to our 2016 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference to our 2016 Proxy Statement under the captions "Compensation Discussion and Analysis" and "Director Compensation for fiscal 2016."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference to our 2016 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference to our 2016 Proxy Statement under the captions "Certain Relationships and Related-Party Transactions" and "Director Independence."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference to our 2016 Proxy Statement under the caption "Fees Paid to Independent Registered Public Accounting Firm."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)    Financial Statements.

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

K12 INC.
By:	/s/ STUART J. UDELL
	Name:	Stuart J. Udell
	Title:	Chief Executive Officer
August 9, 2016

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Stuart J. Udell, James J. Rhyu and Howard D. Polsky, and each of them severally, his or her true and lawful attorney- in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STUART J. UDELL Stuart J. Udell	Chief Executive Officer (Principal Executive Officer)	August 9, 2016
/s/ JAMES J. RHYU James J. Rhyu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 9, 2016
/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Executive Chairman of the Board of Directors	August 9, 2016
/s/ CRAIG R. BARRETT Craig R. Barrett	Director	August 9, 2016

Signature	Title	Date

/s/ GUILLERMO BRON Guillermo Bron	Director	August 9, 2016
/s/ FREDDA J. CASSELL Fredda J. Cassell	Director	August 9, 2016
/s/ ADAM L. COHN Adam L. Cohn	Director	August 9, 2016
/s/ JOHN M. ENGLER John M. Engler	Director	August 9, 2016
/s/ STEVEN B. FINK Steven B. Fink	Director	August 9, 2016
/s/ JON Q. REYNOLDS Jon Q. Reynolds	Director	August 9, 2016
/s/ ANDREW H. TISCH Andrew H. Tisch	Director	August 9, 2016

Exhibit Index

Exhibit No.		Description of Exhibit
3.1		Third Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 14, 2008, File No. 001-33883).

3.2		Second Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 9, 2016, File No. 001-33883).

4.1		Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

4.2	*	Amended and Restated Stock Option Plan and Amendment thereto (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.3	*	Form of Stock Option Agreement—Employee (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.4		Form of Stock Option Agreement—Director (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.5	*	K12 Inc. 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on October 28, 2015, File No. 001-33883).

4.6	*	Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008, File No. 001-33883).

4.7		Form of Director's Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 22, 2008, File No. 001-33883).

4.8		Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333- 144894).

10.1	*	Amendment to Amended and Restated Stock Option Agreement, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the SEC on February 9, 2011, File No. 001-33883).

10.2	*	Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on February 5, 2013, File No. 001-33883).

10.3	*	First Amendment to Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001-33883).

Exhibit No.		Description of Exhibit
10.4	*	Amended and Restated Employment Agreement for Nathaniel A. Davis, effective March 10, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 29, 2014, File No. 001- 33883).

10.5		Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 27, 2016. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001- 33883).

10.6		Employment Agreement of Stuart J. Udell ("Agreement"), dated January 7, 2016. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001- 33883).

10.7		Form of Performance Share Unit Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 27, 2015, File No. 001-33883).

10.8	*	Employment Agreement of Timothy L. Murray, dated March 7, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 9, 2012, File No. 001-33883).

10.9	*	First Amendment to Employment Agreement of Timothy L. Murray, effective December 19, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 4, 2014, File No. 001-33883).

10.10	*	Second Amendment to Employment Agreement of Timothy L. Murray, effective November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed with the SEC on January 29, 2015, File No. 001-33883).

10.11	*	Employment Agreement of James J. Rhyu, dated May 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001-33883).

10.12	*	Employment Agreement of Howard D. Polsky, dated June 1, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 26, 2007, File No. 333-144894).

10.13	*	First Amendment to Employment Agreement of Howard D. Polsky, dated June 1, 2004 (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

10.14		Second Amended and Restated Educational Products and, Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Ohio L.L.C., dated April 19, 2007 (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333- 144894).

10.15		Deed of Lease by and between ACP/2300 Corporate Park Drive, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 26, 2007, File No. 333-144894).

Exhibit No.		Description of Exhibit
10.16		First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.17		Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.18		Credit Agreement, dated January 31, 2014, by and among K12 Inc., certain of K12's subsidiaries, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the SEC on February 4, 2014, File No. 001-33883).

10.19	*	Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.20	*	Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

21.1		Subsidiaries of K12 Inc.

23.1		Consent of BDO USA, LLP.

24.1		Power of Attorney (included in signature pages).

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema

101.CAL	#	XBRL Taxonomy Extension Calculation

101.LAB	#	XBRL Taxonomy Extension Labels

101.PRE	#	XBRL Taxonomy Extension Presentation

101.DEF	#	XBRL Taxonomy Extension Definition

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