Form 10-Q
period 2016-09-30
K12 INC
filed 2016-10-26
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016 the Registrant had  40,658,162 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(In thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$135,088	$213,989
Accounts receivable, net of allowance of $11,032 and $10,813 at September 30, 2016 and June 30, 2016, respectively	264,191	169,554
Inventories, net	16,328	30,631
Prepaid expenses	31,535	9,634
Other current assets	25,124	22,047
Total current assets	472,266	445,855
Property and equipment, net	31,504	28,447
Capitalized software, net	69,237	70,055
Capitalized curriculum development costs, net	64,642	63,367
Intangible assets, net	22,382	23,102
Goodwill	87,285	87,285
Deposits and other assets	13,649	15,944
Total assets	$760,965	$734,055
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$14,445	$13,210
Accounts payable	31,196	25,919
Accrued liabilities	13,968	26,877
Accrued compensation and benefits	16,395	31,042
Deferred revenue	71,754	25,964
Total current liabilities	147,758	123,012
Capital lease obligations, net of current portion	13,307	9,922
Deferred rent, net of current portion	6,342	6,661
Deferred tax liability	29,521	18,458
Other long-term liabilities	10,391	9,780
Total liabilities	207,319	167,833
Commitments and contingencies	—	—
Redeemable noncontrolling interest	9,902	7,502
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,163,983 and 43,184,068 shares issued and 40,661,385 and 39,681,470 shares outstanding at September 30, 2016 and June 30, 2016, respectively	4	4
Additional paid-in capital	674,141	675,436
Accumulated other comprehensive loss	(141)	(293)
Accumulated deficit	(55,260)	(41,427)
Treasury stock of 3,502,598 shares at cost at September 30, 2016 and June 30, 2016	(75,000)	(75,000)
Total stockholders’ equity	543,744	558,720
Total liabilities, redeemable noncontrolling interest and equity	$760,965	$734,055

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2016	2015
	(In thousands, except share and per share data)

Revenues	$229,138	$221,230
Cost and expenses
Instructional costs and services	144,099	139,003
Selling, administrative, and other operating expenses	104,646	99,270
Product development expenses	3,062	3,413
Total costs and expenses	251,807	241,686
Loss from operations	(22,669)	(20,456)
Interest income (expense), net	342	(305)
Loss before income tax benefit and noncontrolling interest	(22,327)	(20,761)
Income tax benefit	8,690	8,097
Net loss	(13,637)	(12,664)
Add net income attributable to noncontrolling interest	(196)	(129)
Net loss attributable to common stockholders	$(13,833)	$(12,793)
Net loss attributable to common stockholders per share
Basic and Diluted	$(0.36)	$(0.34)
Weighted average shares used in computing per share amounts:
Basic and Diluted	37,938,705	37,433,493

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Net loss	$(13,637)	$(12,664)

Other comprehensive income (loss), net of tax

Foreign currency translation adjustment	152	154

Total other comprehensive loss, net of tax	(13,485)	(12,510)

Comprehensive income attributable to noncontrolling interest	(196)	(129)

Comprehensive loss attributable to common stockholders	$(13,681)	$(12,639)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	K12 Inc Stockholders
			Additional Paid-	Other Accumulated
(In thousands, except share and	Common Stock		in	Comprehensive	Accumulated	Treasury Stock
per share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total

Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net loss (1)	—	—	—	—	(13,833)	—	—	(13,833)
Foreign currency translation adjustment	—	—	—	152	—	—	—	152
Stock-based compensation expense	—	—	4,694	—	—	—	—	4,694
Exercise of stock options	37,500	—	437	—	—	—	—	437
Excess tax benefit from stock-based compensation	—	—	(2,725)	—	—	—	—	(2 ,725)
Issuance of restricted stock awards	1,079,598		—	—	—	—	—	—

Forfeiture of restricted stock awards	(15,245)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(2,203)	—	—	—	—	(2,203)
Retirement of restricted stock for tax withholding	(121,938)	—	(1,498)	—	—	—	—	(1,498)
Balance, September 30, 2016	44,163,983	$4	$674,141	$(141)	$(55,260)	(3,502,598)	$(75,000)	$543,744

(1)          Net loss excludes $0.2 million due to the redeemable noncontrolling interests related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss	$(13,637)	$(12,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,680	16,565
Stock-based compensation expense	4,694	4,587
Excess tax benefit from stock-based compensation	(103)	(6)
Deferred income taxes	8,291	7,189
Provision for doubtful accounts	239	2,335
Provision for excess and obsolete inventory	235	213
Provision for student computer shrinkage and obsolescence	224	(284)
Expensed computer peripherals	1,925	1,352
Changes in assets and liabilities:
Accounts receivable	(94,871)	(74,841)
Inventories	14,067	12,644
Prepaid expenses	(21,901)	(18,030)
Other current assets	(3,077)	(2,661)
Deposits and other assets	2,447	(142)
Accounts payable	5,277	12,488
Accrued liabilities	(12,860)	(1,741)
Accrued compensation and benefits	(14,646)	(9,961)
Deferred revenue	45,790	39,390
Deferred rent and other liabilities	296	(374)
Net cash used in operating activities	(59,930)	(23,941)
Cash flows from investing activities
Purchase of property and equipment	(960)	(977)
Capitalized software development costs	(7,222)	(9,515)
Capitalized curriculum development costs	(5,846)	(3,699)
Net cash used in investing activities	(14,028)	(14,191)
Cash flows from financing activities
Repayments on capital lease obligations	(3,977)	(4,941)
Proceeds from exercise of stock options	437	14
Excess tax benefit from stock-based compensation	103	6
Repurchase of restricted stock for income tax withholding	(1,498)	(1,928)
Net cash used in financing activities	(4,935)	(6,849)
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	(7)
Net change in cash and cash equivalents	(78,901)	(44,988)
Cash and cash equivalents, beginning of period	213,989	195,852
Cash and cash equivalents, end of period	$135,088	$150,864

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to transform learning for every student and its vision is to become the trusted leader in education innovation. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as partners with a growing number of public schools, school districts, charter schools and private schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other academic and technology support services.

2.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2016 and 2015, the condensed consolidated statements of cash flows for the three months ended September 30, 2016 and 2015, and the condensed consolidated statement of equity for the three months ended September 30, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2016.

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

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended charter schools, traditional public schools, school districts, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and development and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenues.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenue received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition. As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended September 30, 2016 and 2015 were $62.5 million and $62.3 million, respectively.  For contracts where the Company is not the primary obligor, the Company records revenue based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three months ended September 30, 2016 and 2015.

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

For turnkey revenue service contracts, a school operating loss may reduce the Company’s ability to collect its management fees in full, though as noted it does not necessarily mean that the Company incurs a loss during the period with respect to its services to that school. The Company recognizes revenue, net of its estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenue is recognized based on the Company’s performance of services under the contract, which it believes is proportionate to its incurrence of costs. The Company incurs costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended September 30, 2016 and 2015, the Company’s revenue included a reduction for these school operating losses of $15.1 million and $14.2 million, respectively.

The Company provides certain online curriculum and services to schools and school districts under subscription and perpetual license agreements. Revenue under these agreements is recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable. Revenue from the licensing of curriculum under subscription arrangements is recognized on a ratable basis over the subscription period. Revenue from the licensing of curriculum under non-cancelable perpetual arrangements is recognized when all revenue recognition criteria have been met. Revenue from professional consulting, training and support services are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract. Revenues from associated offline learning kits are recognized upon shipment.

During the three months ended September 30, 2016 and 2015, the Company had a contract with one school that represented approximately 10% of revenue.  Approximately 5% and 9% of accounts receivable was attributable to one contract as of September 30, 2016 and June 30, 2016, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $2.8 million and $2.6 million at September 30, 2016 and June 30, 2016, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases, as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for property and equipment, including accelerated depreciation for unreturned student computers, for the three months ended September 30, 2016 and 2015 was $4.4 million and $5.3 million, respectively. Additionally, beginning in fiscal 2016 the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Expense is recorded as a component of instructional costs and services, and totaled $1.9 million and $1.4 million for the three months ended Setpember 30, 2016 and 2015, respectively.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3-5 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns and utilization rates. As a result, the Company recorded accelerated depreciation of $0.5 million and $0.7 million, for the three months ended September 30, 2016 and 2015 respectively, for computers that the Company estimates will not be returned by students.

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

Capitalized software development additions totaled $7.2 million and $9.5 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense for the three months ended September 30, 2016 and 2015 was $8.0 million and $6.5 million, respectively. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations.

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

Total capitalized curriculum development additions were $5.8 million and $3.7 million for the three months ended September 30, 2016 and 2015, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in product development expenses on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2016 and 2015 was $4.6 million and $4.2 million, respectively.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2016 and 2015 was $0.7 million and $0.6 million, respectively. Future amortization of intangible assets is $2.2 million, $2.8 million, $2.8 million, $2.7 million and $2.3 million in the fiscal years ending June 30, 2017 through June 30, 2021, respectively, and $9.2 million thereafter. At both September 30, 2016 and June 30, 2016, the goodwill balance was $87.3 million.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  There were no such events during the three months ended September 30, 2016. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows the Company to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. During the fiscal year ended June 30, 2016 the Company performed step one of the impairment test.  The first step assesses potential impairment by comparing the fair value of the reporting units with reporting units’ net asset values.  The estimated K12 reporting units’ fair value exceeded its carrying value and accordingly goodwill was not impaired.

The following table represents the balance of intangible assets as of September 30, 2016 and June 30, 2016:

Intangible Assets:

	September 30, 2016			June 30, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(6.9)	$10.7	$17.6	$(6.9)	$10.7
Customer and
distributor relationships	20.1	(10.8)	9.3	20.1	(10.6)	9.5
Developed technology	2.9	(1.4)	1.5	2.9	(1.2)	1.7

Other	1.4	(0.5)	0.9	1.4	(0.2)	1.2
	$42.0	$(19.6)	$22.4	$42.0	$(18.9)	$23.1

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three months ended September 30, 2016 and 2015.

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

The following table summarizes certain fair value information at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$9,201	$—	$—	$9,201
Total	$9,201	$—	$—	$9,201

The following table summarizes certain fair value information at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The following table summarizes the activity during the three months ended September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2016
		Purchases,		Fair Value
	Fair Value	Issuances,	Unrealized	September 30,
Description	June 30, 2016	and Settlements	Gains/(Losses)	2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Joint Venture	$6,801	$—	$2,400	$9,201
Total	$6,801	$—	$2,400	$9,201

The fair value of the redeemable noncontrolling interest in the Middlebury Joint Venture was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity.

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture.  In accordance with the terms of the joint venture agreement, the Company is in the process of determining the redemption cost value and have been in discussions with Middlebury to settle the terms of the put right.

During the three months ended September 30, 2016, as provided in the MIL operating agreement, the Company received a preliminary independent valuation resulting in an estimated non-controlling interest value of $9.2 million.  As of September 30, 2016, the valuation and settlement agreement have not been finalized. However, the Company believes there is a high probability it will settle for the preliminary valuation amount and therefore adjusted the fair value of the non-controlling interest accordingly. The Company has the right to pay the redemption amount in cash, stock or a combination thereof, at the Company’s option. The Company has not yet determined how it will settle the redemption amount.

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

	Three Months Ended September 30,
	2016	2015
	(In thousands except shares and
	per share data)
Basic and dilutive loss per share computation:
Net loss attributable to common stockholders	$(13,833)	$(12,793)
Weighted average common shares — basic and diluted	37,938,705	37,433,493
Basic and diluted net loss per share	$(0.36)	$(0.34)

The basic and diluted weighted average common shares were the same for the three months ended September 30, 2016 and 2015. Zero incremental shares were included in diluted earnings per share calculation because effect would have been antidilutive. For the three months ended September 30, 2016 and 2015, anti-dilutive shares totaled 4,100,953 and 3,468,397, respectively. At September 30, 2016, the Company had 44,163,983 shares issued and 40,661,385 shares outstanding.

Recent Accounting Pronouncements

Accounting Standards Adopted

In September 25, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The Company adopted an amended standard in the first quarter ended September 30, 2016. The standard did not have a significant impact on the Company’s consolidated condensed financial statements.

In April 2015, the FASB issued  Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this guidance during the first quarter ended September 30, 2016 prospectively to all arrangements entered into or materially modified after June 30, 2016. As a result of the adoption during the three months ended September 30, 2016 the Company expensed approximately $1.2 million of professional services fees that would have been capitalized previously. These costs are included in the product development expenses in the condensed consolidated statements of operations.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard.

In February 2016, the FASB issued Leases (Topic 842) (ASU 2016-02). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating this guidance, as well as the effect on its consolidated financial statements.

In March 2016, the FASB issued  Compensation - Stock Compensation (Topic 718) (ASU 2016-09). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2016, the FASB issued Statement of Cash Flows (Topic 230) (ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated statements of cash flows.

4.    Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2016 and 2015, the Company’s effective income tax rate was a 38.9% and 39.0%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state taxes, current year permanent differences between book and tax treatment, effects of foreign operations, and non-controlling interests.

5.            Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of September 30, 2016 and June 30, 2016. As of September 30, 2016 and June 30, 2016, the outstanding balance under the lease line of credit was $27.8 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of September 30, 2016 and June 30, 2016 was $41.8 million and $38.5 million, respectively. The accumulated depreciation of leased student computers as of September 30, 2016 and June 30, 2016 was $24.0 million and $25.9 million, respectively.

The Company had $35.0 million of availability for new leasing during the first quarter of fiscal year 2017. Interest rates in July 2016 on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2015 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2016, but was extended to July 2017. Interest rates on the new borrowings beginning in August 2016 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2016 and the Lease Commencement Date, as defined in the lease line of credit.

The following is a summary as of September 30, 2016 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

As of June 30,	Capital Leases
($ in thousands)
2017	$11,498
2018	10,192
2019	5,776
2020	934
Total minimum payments	28,400
Less amount representing interest (imputed weighted average capital lease interest rate of 2.16%)	(648)
Net minimum payments	27,752
Less current portion	(14,445)
Present value of minimum payments, less current portion	13,307

6.            Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2016 and June 30, 2016, the Company was in compliance with these covenants. During the three months ended September 30, 2016, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of September 30, 2016.

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

7.            Equity Transactions

The Company’s 2007 Equity Incentive Award Plan (the Plan) was designed to attract, retain and motivate key employees. Awards granted under the Plan may be settled in shares of the Company’s common stock or cash, in the case of performance share units (“PSUs”). At the beginning of each year, the Plan provides that the number of shares available for issuance automatically increases subject to the Board of Directors approval. During the three months ended September 30, 2016, the Company’s Board of Directors authorized 1,587,259 additional shares for issuance pursuant to the 2007 Plan’s evergreen provision. Through September 30, 2016, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 3,743,591. Through September 30, 2016, there were 6,027,738 shares of the Company’s common stock that were issued and remain outstanding as a result of equity awards granted under the Plan.

Stock Options

Stock option activity during the three months ended September 30, 2016 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2016	2,350,175	$20.20		$46,573
Granted	—
Exercised	(37,500)	11.65
Forfeited or canceled	(199,231)	23.65
Outstanding, September 30, 2016	2,113,444	$20.03	4.06	$358,313
Stock options exercisable at September 30, 2016	1,583,037	$21.15	3.30	$114,256

The aggregate intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $0.1 million and zero, respectively.

As of September 30, 2016, there was $3.6 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.3 years. During the three months ended September 30, 2016 and 2015, the Company recognized $0.6 million and $1.0 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2016 was as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,079,598	11.48
Vested	(371,451)	18.07
Forfeited or canceled	(15,245)	13.85
Nonvested, September 30, 2016	2,824,692	$11.63

Performance Based Restricted Stock Awards (included above)

During the three months ended September 30, 2016, 331,047 new performance based restricted stock awards were granted and 469,693 were nonvested at September 30, 2016. During the three months ended September 30, 2016, 185,733 performance-based awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Equity Incentive Market Based Awards (included above)

During the three months ended September 30 2016, the Company granted 58,000 performance based equity incentive market based awards with a weighted average grant date fair value of $4.99 per share.

The awards were granted pursuant to the Plan and 50% of the shares granted vest immediately upon achievement of specified average closing prices of the Company’s stock for 30 consecutive days following the public release of fiscal year 2017 earnings and the remaining 50% vesting ratably in semi-annual intervals until the three year anniversary from grant date.  Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $11.50, risk free rate of return of 0.6 percent, and expected volatility of approximately 50 percent.

During the three months ended September 30, 2016, 57,693 of previously issued market based awards vested upon on the attainment of the average stock price performance target of $13 per share for 30 consecutive days. As of September 30, 2016, there were 592,666 of unvested awards with market based vesting conditions and unrecognized compensation expense of $1.9 million associated with those awards.

The remaining 690,551 awards granted during the three months ended September 30, 2016 were service-based awards.  The remaining 1,762,333 non-vested awards as of September 30, 2016 were service-based awards.  During the three months ended September 30, 2016, 128,025 of these service-based awards vested.

As of September 30, 2016, there was $21.7 million of total unrecognized compensation expense related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three months ended September 30, 2016 and 2015 was $4.4 million and $4.2 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recognized $4.0 million and $3.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units

As of September 30, 2016, there were 1,089,602 nonvested outstanding performance share units with weighted average fair value of $12.91. Total unrecognized compensation expense related to unvested performance share units was $14.1 million. There was no new performance share activity during the three months ended September 30, 2016.  For the three months ended September 30, 2016, the Company determined the achievement of the performance conditions was not probable, therefore no expense was recorded during the three months ended September 30, 2016.

8. Related Party Transactions

At September 30, 2016 and June 30, 2016, the Company had loaned a total of $4.0 million to its 60% owned joint venture Middlebury Interactive Languages LLC (“MIL”) in accordance with the terms of the original joint venture agreement.  The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements; however, repayment of the loan is dependent on the continued liquidity of MIL.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property. The borrower has defaulted on the loan payment and on July 18, 2016, the Court granted the Company’s foreclosure motion and entered a judgment in the amount of $1.97 million plus interest, cost and fees from the sale. Also see Note 10.

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

On September 24, 2015, in connection with an industry-wide investigation styled “In the Matter of the Investigation of For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice (“BCJ”).  On July 8, 2016, K12 and the California Virtual Academy (“CAVA”) charter schools (“CAVA Schools”) entered into: (i) a Settlement Agreement and Release of a previously sealed Qui Tam lawsuit alleging false attendance reporting; (ii) a Stipulation for Entry of Final Judgment (“Stipulation”) in connection with the BCJ’s investigation as it pertained to the Company; and (iii) a final judgment enjoining the Company from engaging in certain business practices in California, and requiring that it undertake certain conduct provisions. The Settlement Agreement and Release provides for the Company to pay the State of California $2.5 million, and the Qui Tam plaintiff $0.1 million to settle the attendance reporting claims and in which the Company and the CAVA Schools deny any and all liability and wrongdoing. The Stipulation specifies that the Attorney General, K12 and the CAVA Schools have concluded the BCJ investigation and agreed to implement the Conduct Provisions of the final judgment “without admissions of findings of fact or law or wrongdoing, misconduct or illegal acts by K12 or the CAVA Schools, or any facts alleged in the [Attorney General’s] Complaint.” The final judgment provides for the Company to pay the State of California $6.0 million “to defray the costs of this action and to fund the investigation and prosecution of enforcement cases to protect the rights of children,” and further includes a release of all legal claims that could be brought by the Attorney General involving the covered conduct. The conduct provisions of the final judgment require the Company to continue to improve its business practices and compliance programs as they generally relate to the operations and promotional activities of K12 and the CAVA Schools. The proceeding settlement costs were offset by insurance reimbursable administrative costs of approximately $1.5 million.

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and omitted to disclose material facts concerning students’ academic progress, graduate eligibility for University of California and California State University admission, class sizes, the individualized and flexible nature of the instruction provided by the Company, the quality of materials provided to students, reporting with respect to student attendance and funding, and that as a result of the aforementioned practices the Company was exposed to liability and would be forced to end these purported practices.  The complaint seeks unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”).  On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case and appointed Babul Tarapara and Mark Beadle as lead plaintiff.  The Company intends to defend vigorously against each and every allegation and claim set forth in the complaint or any amended complaint.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company’s Executive Chairman and Chief Executive Officer that have two and three year terms, respectively, all other agreements provide for employment on an “at-will” basis. If the employee is terminated for “good reason” or without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

The Company provided guarantees of approximately $6.5 million related to lease commitments on the buildings for certain of the Company’s schools. The Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s.

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

The receivable is due and the Company accrued interest up through December 31, 2014. However, given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. Furthermore, during the fourth quarter of 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. At September 30, 2016, the Web investment of $10 million was included in other current assets. The Company and Web have continued negotiations to determine an appropriate mechanism to pay the total outstanding principal.

During the three months ended September 30, 2016 and 2015, the Company has not recorded any interest income associated with Web.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (‘‘Mortgage’’) lending $2.1 million to a managed school partner (“Partner”). The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments will be made beginning October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property.

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a note receivable and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the consolidated balance sheets.

During the years ended June 30, 2016 and 2015, the Company conducted an appraisal of the property to assess its market value. At June 30, 2016, the estimated market value had declined below the note’s carrying value, resulting in an impairment loss of $0.2 million. For the quarter ended as of September 30, 2016, there were no indications of further decline in market value of the note.

11.                    Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2016	2015
	(In thousands)

Cash paid for interest	$203	$220
Cash paid for taxes	$3,446	$556

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$8,597	$2,588

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•             Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2016.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our mission and vision is to transform learning for every student and become the trusted leader in education innovation. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and makes direct consumer sales).

Managed Public School Programs accounted for approximately 80% of our revenue in the three months ended September 30, 2016. With a Managed Public School Program, K12 assumes substantially all of the administrative oversight, technology and academic support services, in addition to the provisioning of curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the school boards, which are mostly virtual and blended public charter schools. We have Managed Public School Programs in 33 states and the District of Columbia.

With our Institutional business, we do not assume primary management responsibilities for the schools. Rather, the Institutional business sells online curriculum programs and technology (full time and part time), courses, teacher instruction, and various support tools and platforms (see description of PEAK below) to schools and school districts.  Our Institutional business consists of both Non-managed Public School Programs and Institutional Software and Services.  Non-managed Public School Programs include schools where K12 provides the curriculum and technology for full-time virtual and blended programs, and the school can also contract for instruction, marketing, enrollment or other educational services. Non-managed Public School Programs do not offer primary administrative oversight. The Institutional Software and Services offerings provide an array of online educational products and services to meet the specific needs of the school or school district and its students. In addition to curriculum, systems and programs, the services we provide to these customers are designed to assist them in launching their own online learning programs tailored to their own requirements and may include teacher training programs, administrator support and our PEAK management system. PEAK is a platform designed to centrally manage multiple online solutions across a school or district through one application.  With our services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options.

Our Private Pay Schools and Other include three accredited online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience.

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Public School Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). At the same time, the Managed Public School Programs business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are expanding and the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs.

Overall, for all three lines of business, for the three months ended September 30, 2016, revenues increased to $229.1 million from $221.2 million in the same period in the prior year, an increase of 3.6%. Over the same period, operating loss increased to $22.7 million, from $20.5 million in the prior year period. Net loss to common stockholders increased to $13.8 million, as compared to $12.8 million in the prior year period.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual schools	• Non-managed Public School Programs	• Managed private schools
• Blended schools	• Institutional software and services	—K(12) International Academy
—Hybrid schools		—George Washington University Online High School
—Passport schools		—The Keystone School
• Independent course sales (Consumer)

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and our Non-managed Public School Programs.

(In thousands)

	Three Months Ended September 30,		2016 / 2015
	2016	2015	Change	Change %

Managed Public School Programs (1, 2)	108.5	104.4	4.1	3.9%
Non-managed Public School Programs (1)	27.8	27.8	—	0.0%

(1)         If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments are equal to the official count date number, which is the first Wednesday of October in a year, or October 5, 2016 for the first quarter of fiscal year 2017 and October 7, 2015 for the first quarter of fiscal year 2016.

(2)         Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. The following represents our revenue for these lines of business for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Change 2016 / 2015
($ in thousands)	2016	2015	$	%
Managed Public School Programs	$184,540	$177,455	$7,085	4.0%
Institutional
Non-managed Public School Programs	18,295	15,706	2,589	16.5%
Institutional Software & Services	15,963	13,288	2,675	20.1%
Total Institutional	34,258	28,994	5,264	18.2%
Private Pay Schools and Other	10,340	14,781	(4,441)	-30.0%
Total	$229,138	$221,230	$7,908	3.6%

	Three Months ended September 30,
	2016		2015
	$( in thousands)
Revenues	$229,138	100.0%	$221,230	100.0%

Cost and expenses
Instructional costs and services	144,099	62.9	139,003	62.8
Selling, administrative, and other operating expenses	104,646	45.7	99,270	44.9
Product development expenses	3,062	1.3	3,413	1.5

Total costs and expenses	251,807	109.9	241,686	109.2

Loss from operations	(22,669)	(9.9)	(20,456)	(9.2)
Interest income (expense), net	342	0.1	(305)	(0.1)

Loss before income tax benefit and noncontrolling interest	(22,327)	(9.7)	(20,761)	(9.4)
Income tax benefit	8,690	3.8	8,097	3.7

Net loss	(13,637)	(6.0)	(12,664)	(5.7)
Adjust net income attributable to noncontrolling interest	(196)	(0.1)	(129)	(0.1)

Net loss attributable to common stockholders	$(13,833)	(6.0)%	$(12,793)	(5.8)%

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

Revenues.  Our revenues for the three months ended September 30, 2016 were $229.1 million, representing an increase of $7.9 million, or 3.6%, from $221.2 million for the same period in the prior year. Managed Public School Program revenue increased $7.1 million, or 4.0%, year over year. The increase in Managed Public School Program revenue was primarily attributable to the 3.9% increase in enrollments in both new and existing schools.

Total Institutional revenues increased $5.3 million, or 18.2%, primarily due to the additional revenue from expanded marketing and enrollment services and growth from our newly acquired digital game-based learning solutions company. Private Pay Schools and Other revenue decreased $4.4 million, or 30.0%, over the prior year due to decrease in international schools revenue due to closed programs in the United Kingdom.

Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional business where we provide limited or no management services. As we continue to build our Institutional business and the Managed Public School Programs business continues to mature, enrollment mix may shift and impact growth in revenues relative to the growth in enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2016 were $144.1 million, representing an increase of $5.1 million, or 3.7%, from $139.0 million for the three months ended September 30, 2015. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 62.9% of revenue during the three months ended September 30, 2016, a slight increase from 62.8% for the three months ended September 30, 2015.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2016 were $104.6 million, representing an increase of $5.3 million, or 5.3% from $99.3 million for the three months ended September 30, 2015. Selling, administrative, and other operating expenses were 45.7% of revenue during the three months ended September 30, 2016, an increase from 44.9% for the three months ended September 30, 2015. This increase was primarily attributable to increase in marketing and advertising expenses and outside professional services, offset by a decrease in bad debt expenses of for the three months ended September 30, 2016.

Product development expenses.  Product development expenses for the three months ended September 30, 2016 were $3.1 million, representing a decrease of $0.3 million, or 8.8% from $3.4 million for the three months ended September 30, 2015. As a percentage of revenues, product development expenses decreased from 1.5% for the three months ended September 30, 2015 to 1.3% for the three months ended September 30, 2016.

Interest income (expense), net.  Net interest income for the three months ended September 30, 2016 was $0.3 million as compared to net interest expense of ($0.3) million in the same period in the prior year. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated capital leases during the three months ended September 30, 2016 as compared to the same period in the prior year.

Income tax benefit.  We had an income tax benefit of $8.7 million for the three months ended September 30, 2016, or 38.9% of loss before taxes, as compared to an income tax benefit of $8.1 million, or 39.0% of loss before taxes for the three months ended September 30, 2015.

Net loss.  Net loss was $13.6 million for the three months ended September 30, 2016, compared to $12.7 million for the three months ended September 30, 2015, representing an increase of $0.9 million.

Noncontrolling interest.  Net income attributable to noncontrolling interest for the three months ended September 30, 2016 was $0.2 million as compared to net income attributable to noncontrolling interest of $0.1 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of September 30, 2016, we had net working capital, or current assets minus current liabilities, of $324.5 million. Our working capital includes cash and cash equivalents of $135.1 million, including $0.8 million associated with our two joint ventures, and accounts receivable of $264.2 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2016.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2016, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual lease availability limits. We had $35.0 million of availability for new leasing during fiscal year 2016. Interest rates in July 2016 on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2015 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2016, but was extended to July 2017. Interest rates on the new borrowings beginning in August 2016 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2016 and the Lease Commencement Date, as defined in the lease line of credit.

As of September 30, 2016, the aggregate outstanding balance under the lease lines of credit was $27.8 million. Borrowings bore interest at rates ranging from 1.95% to 2.88% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require us to purchase all of its ownership interest in the joint venture at a mutually agreed upon fair market value or for a value to be determined by an independent valuation. At September 30, 2016, we were still in discussions with Middlebury to settle the terms under the put option. We have the right to pay the redemption cost in cash, stock or a combination thereof, at our option, which form of consideration has not yet been determined.

Operating Activities

Net cash used by operating activities for the three months ended September 30, 2016 was $59.9 million compared to $23.9 million for the three months ended September 30, 2015. The $36.0 million increase in cash used by operations between periods was primarily attributable to changes in working capital of $36.3 million. These changes in working capital were primarily attributable to increase in accounts receivable from revenue growth and a decrease in accounts payable and accrued liabilities principally due to timing of payments.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 was $14.0 million compared to $14.2 million for the three months ended September 30, 2015, a decrease of $0.2 million. This decrease was due primarily to the $2.3 million decrease in software development costs which was offset by the $2.1 million increase in curriculum development expenditures.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2016 was $4.9 million compared to $6.8 million during the three months ended September 30, 2015. Our primary use of cash in financing activities during the three months ended September 30, 2016 was in connection with payments of capital lease obligations incurred for the acquisition of student computers. In addition, we used cash in connection with repurchase of restricted stock for income tax withholding.  The decrease in cash used in financing was due primarily to a decrease in capital lease repayments due to lower average debt balances and a decrease in stock-based financing activity for the three months ended September 30, 2016 compared to the same period in the prior year.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

We have provided guarantees of approximately $6.5 million related to long-term lease commitments on buildings for certain of our flex schools. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At September 30, 2016 and June 30, 2016, we had cash and cash equivalents totaling $135.1 million and $214.0 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2016, a 1% gross increase in interest rates earned on cash would result in a $1.4 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2016, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At September 30, 2016, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

On September 24, 2015, in connection with an industry-wide investigation styled “In the Matter of the Investigation of For-Profit Virtual Schools,” received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice (“BCJ”).  On July 8, 2016, K12 and the California Virtual Academy (“CAVA”) charter schools (“CAVA Schools”) entered into: (i) a Settlement Agreement and Release of a previously sealed Qui Tam lawsuit alleging false attendance reporting; (ii) a Stipulation for Entry of Final Judgment (“Stipulation”) in connection with the BCJ’s investigation as it pertained to us; and (iii) a final judgment enjoining us from engaging in certain business practices in California, and requiring that it undertake certain conduct provisions. The Settlement Agreement and Release provides for us to pay the State of California $2.5 million, and the Qui Tam plaintiff $0.1 million to settle the attendance reporting claims and in which we and the CAVA Schools deny any and all liability and wrongdoing. The Stipulation specifies that the Attorney General, K12 and the CAVA Schools have concluded the BCJ investigation and agreed to implement the Conduct Provisions of the final judgment “without admissions of findings of fact or law or wrongdoing, misconduct or illegal acts by K12 or the CAVA Schools, or any facts alleged in the [Attorney General’s] Complaint.” The final judgment provides for us to pay the State of California $6.0 million “to defray the costs of this action and to fund the investigation and prosecution of enforcement cases to protect the rights of children,” and further includes a release of all legal claims that could be brought by the Attorney General involving the covered conduct. The conduct provisions of the final judgment require us to continue to improve our business practices and compliance programs as they generally relate to the operations and promotional activities of K12 and the CAVA Schools. The proceeding settlement costs were offset by insurance reimbursable administrative costs of approximately $1.5 million.

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against us, two of our officers and one of our former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by us and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that we and the individual defendants made false or misleading statements and omitted to disclose material facts concerning students’ academic progress, graduate eligibility for University of California and California State University admission, class sizes, the individualized and flexible nature of the instruction provided by us, the quality of materials provided to students, reporting with respect to student attendance and funding, and that as a result of the aforementioned practices we were exposed to liability and would be forced to end these purported practices.  The complaint seeks unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against us, two of our officers and one of our former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”).  On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case and appointed Babul Tarapara and Mark Beadle as lead plaintiff.  We intend to defend vigorously against each and every allegation and claim set forth in the complaint or any amended complaint.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the SEC on August 9, 2016.

Item 2.        Issuer Purchases of Equity Securities.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 26, 2016