Form 10-Q
period 2016-12-31
K12 INC
filed 2017-01-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 20, 2017 the Registrant had 40,663,305 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2016

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$182,146	$213,989
Accounts receivable, net of allowance of $11,062 and $10,813 at December 31, 2016 and June 30, 2016, respectively	218,743	169,554
Inventories, net	17,409	30,631
Prepaid expenses	18,110	9,634
Other current assets	23,377	22,047
Total current assets	459,785	445,855
Property and equipment, net	28,426	28,447
Capitalized software, net	66,728	70,055
Capitalized curriculum development costs, net	62,920	63,367
Intangible assets, net	21,665	23,102
Goodwill	87,285	87,285
Deposits and other assets	10,679	15,944
Total assets	$737,488	$734,055
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities
Current portion of capital lease obligations	$13,329	$13,210
Accounts payable	18,378	25,919
Accrued liabilities	13,551	26,877
Accrued compensation and benefits	20,890	31,042
Deferred revenue	59,225	25,964
Total current liabilities	125,373	123,012
Capital lease obligations, net of current portion	11,953	9,922
Deferred rent, net of current portion	6,125	6,661
Deferred tax liability	25,178	18,458
Other long-term liabilities	8,512	9,780
Total liabilities	177,141	167,833
Commitments and contingencies	—	—
Redeemable noncontrolling interest	700	7,502
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,177,081 and 43,184,068 shares issued and 40,674,483 and 39,681,470 shares outstanding at December 31, 2016 and June 30, 2016, respectively	4	4
Additional paid-in capital	678,154	675,436
Accumulated other comprehensive income (loss)	97	(293)
Accumulated deficit	(43,608)	(41,427)
Treasury stock of 3,502,598 shares at cost at December 31, 2016 and June 30, 2016	(75,000)	(75,000)
Total stockholders’ equity	559,647	558,720
Total liabilities, redeemable noncontrolling interest and equity	$737,488	$734,055

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands except share and per share data)
Revenues	$221,090	$208,811	$450,228	$430,041
Cost and expenses
Instructional costs and services	137,542	129,616	281,641	268,619
Selling, administrative, and other operating expenses	62,352	61,440	166,998	160,710
Product development expenses	2,873	3,028	5,935	6,441
Total costs and expenses	202,767	194,084	454,574	435,770
Income (loss) from operations	18,323	14,727	(4,346)	(5,729)
Interest income (expense), net	264	(190)	606	(495)
Income (loss) before income taxes and noncontrolling interest	18,587	14,537	(3,740)	(6,224)
Income tax benefit (expense)	(7,688)	(6,653)	1,002	1,444
Net income (loss)	10,899	7,884	(2,738)	(4,780)
Add net loss attributable to noncontrolling interest	753	654	557	525
Net income (loss) attributable to common stockholders	$11,652	$8,538	$(2,181)	$(4,255)
Net income (loss) attributable to common stockholders per share
Basic	$0.31	$0.23	$(0.06)	$(0.11)
Diluted	$0.30	$0.23	$(0.06)	$(0.11)
Weighted average shares used in computing per share amounts:
Basic	38,104,909	37,559,999	38,021,807	37,496,747
Diluted	39,007,276	37,680,879	38,021,807	37,496,747

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$10,899	$7,884	$(2,738)	$(4,780)
Other comprehensive income, net of tax
Foreign currency translation adjustment	238	120	390	274
Total other comprehensive income (loss), net of tax	11,137	8,004	(2,348)	(4,506)
Comprehensive loss attributable to noncontrolling interest	753	654	557	525

Comprehensive income (loss) attributable to common stockholders	$11,890	$8,658	$(1,791)	$(3,981)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	K12 Inc. Stockholders’ Equity
(In thousands except share and per	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total

Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net loss (1)	—	—	—	—	(2,181)	—	—	(2,181)
Foreign currency translation adjustment	—	—	—	390	—	—	—	390
Stock-based compensation expense	—	—	9,292	—	—	—	—	9,292
Exercise of stock options	37,500	—	437	—	—	—	—	437
Excess tax benefit from stock-based compensation	—	—	(2,470)	—	—	—	—	(2,470)
Issuance of restricted stock awards	1,127,598		—	—	—	—	—	—
Forfeiture of restricted stock awards	(39,105)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(2,891)	—	—	—	—	(2,891)
Retirement of restricted stock for tax withholding	(132,980)	—	(1,650)	—	—	—	—	(1,650)
Balance, December 31, 2016	44,177,081	$4	$678,154	$97	$(43,608)	(3,502,598)	$(75,000)	$559,647

(1)       Net loss excludes $0.6 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net loss	$(2,738)	$(4,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	36,375	33,035
Stock-based compensation expense	9,292	9,541
Excess tax benefit from stock-based compensation	(250)	(6)
Deferred income taxes	4,123	5,745
Provision for doubtful accounts	273	2,766
Provision for excess and obsolete inventory	497	456
Provision for student computer shrinkage and obsolescence	265	(389)
Expensed computer peripherals	2,729	1,995
Changes in assets and liabilities:
Accounts receivable	(49,449)	(44,104)
Inventories	12,724	11,257
Prepaid expenses	(8,476)	(9,812)
Other current assets	(1,330)	(228)
Deposits and other assets	5,653	(42)
Accounts payable	(7,540)	(13,059)
Accrued liabilities	(13,191)	(2,063)
Accrued compensation and benefits	(10,151)	(9,488)
Deferred revenue	33,261	32,156
Deferred rent and other liabilities	(1,816)	(31)
Net cash provided by operating activities	10,251	12,949
Cash flows from investing activities
Purchase of property and equipment	(1,276)	(2,024)
Capitalized software development costs	(13,446)	(16,925)
Capitalized curriculum development costs	(9,141)	(6,867)
Purchase of noncontrolling interest	(9,134)	—
Net cash used in investing activities	(32,997)	(25,816)
Cash flows from financing activities
Repayments on capital lease obligations	(8,116)	(9,370)
Proceeds from exercise of stock options	437	14
Excess tax benefit from stock-based compensation	250	6
Repurchase of restricted stock for income tax withholding	(1,650)	(2,340)
Net cash used in financing activities	(9,079)	(11,690)
Effect of foreign exchange rate changes on cash and cash equivalents	(18)	(18)
Net change in cash and cash equivalents	(31,843)	(24,575)
Cash and cash equivalents, beginning of period	213,989	195,852
Cash and cash equivalents, end of period	$182,146	$171,277

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to transform learning for every student we serve and its vision is to become the trusted leader in education innovation. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as partners with public schools, school districts, charter schools and private schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester course and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services and other academic and technology support services.

2.    Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015, the condensed consolidated statements of cash flows for the six months ended December 31, 2016 and 2015, and the condensed consolidated statement of equity for the six months ended December 31, 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended charter schools, traditional public schools, school districts, and private schools. In addition to providing the curriculum, books and materials, under most contracts, the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher hiring and training, compensation of school personnel, financial management, enrollment processing and development and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended December 31, 2016 and 2015 were $74.9 million and $72.3 million, respectively, and for the six months ended December 31, 2016 and 2015 were $137.4 million and $134.5 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

•            instruction by a state-certified teacher, where required; and

•           management and technology services necessary to operate a virtual public or blended school. In certain managed school contracts, revenues are determined directly by per enrollment funding.

The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company’s multiple-element contracts do not qualify as separate units of accounting. Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element. Revenues from certain managed schools are recognized ratably over the period services are performed.

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three and six months ended December 31, 2016 and 2015.

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

For turnkey revenues service contracts, a school operating loss may reduce the Company’s ability to collect its management fees in full, though as noted it does not necessarily mean that the Company incurs a loss during the period with respect to its services to that school. The Company recognizes revenues, net of its estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenues are recognized based on the Company’s performance of services under the contract, which it believes is proportionate to its incurrence of costs. The Company incurs costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expense when shipped.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended December 31, 2016 and 2015, the Company’s revenues included a reduction for these school operating losses of $12.6 million and $12.5 million, respectively, and for the six months ended December 31, 2016 and 2015, these operating losses were $28.3 million and $26.6 million, respectively.

The Company provides certain online curriculum and services to schools and school districts under subscription and perpetual license agreements. Revenues under these agreements are recognized when all of the following conditions are met: there is persuasive evidence of an arrangement; delivery has occurred or services have been rendered; the amount of fees to be paid by the customer is fixed and determinable; and the collectability of the fee is probable. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from the licensing of curriculum under non-cancelable perpetual arrangements are recognized when all revenue recognition criteria have been met. Revenues from professional consulting, training and support services are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract. Revenues from associated offline learning kits are recognized upon shipment.

During the three and six months ended December 31, 2016, the Company had a contract with one school that represented approximately 9% and 10% of revenues, respectively. During the three and six months ended December 31, 2015, the Company had a contract with one school that represented approximately 11% and 10% of revenues, respectively. Approximately 5% and 9% of accounts receivable was attributable to one contract as of December 31, 2016 and June 30, 2016, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $2.7 million and $2.6 million at December 31, 2016 and June 30, 2016, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services. Other current assets also includes a receivable related to Web International Education Group, Ltd (See Note 10, “Investments”).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases (“ASC 840”), as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for property and equipment, including accelerated depreciation for unreturned student computers, for the three months ended December 31, 2016 and 2015 was $4.2 million and $5.1 million, respectively, and for the six months ended December 31, 2016 and 2015 was $8.6 million  and $10.3 million, respectively. Additionally, beginning in fiscal 2016 the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Expense is recorded as a component of instructional costs and services, and totaled $0.8 million and $0.6 million for the three months ended December 31, 2016 and 2015, respectively, and for the six months ended December 31, 2016 and 2015, totaled $2.7 million and $2.0 million, respectively.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3-5 years
Computer hardware	3 years
Computer software	3-5 years
Web site development costs	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3-12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns and utilization rates. As a result, the Company recorded accelerated depreciation of $0.5 million and $0.8 million, for the three months ended December 31, 2016 and 2015, respectively, and $1.0 million and $1.5 million for the six months ended December 31, 2016 and 2015, respectively, for computers that the Company estimates will not be returned by students.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $13.4 million and $16.9 million for the six months ended December 31, 2016 and 2015, respectively. Amortization expense for the three months ended December 31, 2016 and 2015 was $8.8 million and $6.8 million, respectively, and $16.8 million and $13.2 million for the six months ended December 31, 2016 and 2015, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

at which time amortization of the capitalized costs begins. The period of time over which these development costs will be amortized is generally five years.

Total capitalized curriculum development additions were $9.1 million and $6.9 million for the six months ended December 31, 2016 and 2015, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2016 and 2015 was $5.0 million and $4.0 million, respectively, and for the six months ended December 31, 2016 and 2015 was $9.6 million and $8.3 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Redeemable Noncontrolling Interests

Earnings or losses attributable to other stockholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s condensed consolidated statements of operations. Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified outside of permanent equity at redeemable value, which approximates fair value. If the redemption amount is other than fair value (e.g. fixed or variable), the redeemable noncontrolling interest is accounted for at the fixed or variable redeemable value. The redeemable noncontrolling interests are adjusted to their redeemable value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital.

Goodwill and Intangible Assets

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively, and for the six months ended December 31, 2016 and 2015 was $1.4 million and $1.2 million, respectively. Future amortization of intangible assets is $1.4 million, $2.9 million, $2.8 million, $2.7 million and $2.3 million in the fiscal years ending June 30, 2017 through June 30, 2021, respectively, and $9.2 million thereafter. At both December 31, 2016 and June 30, 2016, the goodwill balance was $87.3 million.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the six months ended December 31, 2016.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows the Company to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. During the fiscal year ended June 30, 2016, the Company performed step one of the impairment test. The first step assesses potential impairment by comparing the fair value of the reporting units with reporting units’ net asset values. The estimated K12 reporting units’ fair value exceeded its carrying value and accordingly goodwill was not impaired. During the six months ended December 31, 2016, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of intangible assets as of December 31, 2016 and June 30, 2016:

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets:

	December 31, 2016			June 30, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(7.1)	$10.5	$17.6	$(6.9)	$10.7
Customer and distributor relationships	20.1	(11.4)	8.7	20.1	(10.6)	9.5
Developed technology	2.9	(1.5)	1.4	2.9	(1.2)	1.7
Other	1.4	(0.3)	1.1	1.4	(0.2)	1.2
Total	$42.0	$(20.3)	$21.7	$42.0	$(18.9)	$23.1

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three and six months ended December 31, 2016 and 2015.

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values.

The redeemable noncontrolling interest included the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”). Under the agreement, Middlebury College had an irrevocable election to sell all of its membership interest to the Company (put right). As discussed below, Middlebury College exercised its put right on May 4, 2015 and a transaction was consummated on December 27, 2016.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2016.

The following table summarizes certain fair value information at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$—	$—	$6,801
Total	$6,801	$—	$—	$6,801

The following table summarizes the activity during the three and six months ended December 31, 2016 for assets and liabilities measured at fair value on a recurring basis; there was no activity during the three and six months ended December 31, 2015:

	Three Months Ended December 31, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2016	and Settlements	Gains/(Losses)	December 31, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$9,201	$(9,134)	$(67)	$—
Total	$9,201	$(9,134)	$(67)	$—

	Six Months Ended December 31, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains/(Losses)	December 31, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Total	$6,801	$(9,134)	$2,333	$—

The fair value of the redeemable noncontrolling interest in MIL was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The redeemable noncontrolling interests were redeemable outside of the Company’s control and were recorded outside of stockholders’ equity.

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture. On December 27, 2016, the Company consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflect the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets include restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(In thousands except share and per share data)
Basic net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$11,652	$8,538	$(2,181)	$(4,255)
Weighted average common shares — basic	38,104,909	37,559,999	38,021,807	37,496,747
Basic net income (loss) per share	$0.31	$0.23	$(0.06)	$(0.11)

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$11,652	$8,538	$(2,181)	$(4,255)
Share computation:
Weighted average common shares — basic	38,104,909	37,559,999	38,021,807	37,496,747
Effect of dilutive stock options and restricted stock awards	902,367	120,880	—	—
Weighted average common shares — diluted	39,007,276	37,680,879	38,021,807	37,496,747
Diluted net income (loss) per share	$0.30	$0.23	$(0.06)	$(0.11)

For the three months ended December 31, 2016 and 2015, the dilutive shares were 902,367 and 120,880, respectively. Shares issuable in connection with stock options and restricted stock of 2,039,395 and 3,893,427, respectively, were excluded from the diluted earnings per share calculation because the effect would have been antidilutive. The basic and diluted weighted average common shares were the same for the six months ended December 31, 2016 and 2015 as the inclusion of any dilutive securities would have been antidilutive. These anti-dilutive shares totaled 2,996,186 and 3,481,204, respectively. At December 31, 2016, the Company had 44,177,081 shares issued and 40,674,483 shares outstanding.

Recent Accounting Pronouncements

Accounting Standards Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance during the first quarter ended September 30, 2016 prospectively to all arrangements entered into or materially modified after June 30, 2016. As a result of the adoption during the three and six months ended December 31, 2016, the Company expensed approximately $0.5 million and $1.7 million, respectively, of professional services fees that would have been capitalized previously. These costs are included in the product development expenses in the condensed consolidated statements of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The Company adopted an amended standard in the first quarter ended September 30, 2016. The standard did not have a significant impact on the Company’s consolidated condensed financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating this guidance, as well as the effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016, which will require the Company to adopt these provisions in the first quarter of fiscal 2018. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company has not yet selected a transition date nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) related to the classification of restricted cash on the statement of cash flows. This ASU would require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated statements of cash flows.

4.    Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2016 and 2015, the Company’s effective income tax rate was a 41.4% and 45.8%, respectively, and for the six months ended December 31, 2016 and 2015, the rate was 26.8% and 23.2%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state taxes, current year permanent differences between book and tax treatment, effects of foreign operations, and noncontrolling interests.

5.    Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC with annual borrowing limits. The Company had annual borrowing availability under the lease line of credit of $35.0 million as of December 31, 2016 and June 30, 2016. As of December 31, 2016 and June 30, 2016, the outstanding balance under the lease line of credit was $25.3 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of December 31, 2016 and June 30, 2016 was $39.7 million and $39.9 million, respectively. The accumulated depreciation of leased student computers as of December 31, 2016 and June 30, 2016 was $23.7 million and $25.9 million, respectively.

The Company had $35.0 million of availability for new leasing during the second quarter of fiscal year 2017. Interest rates in July 2016

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

on the new borrowings were based upon an initial rate of 2.34% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between June 25, 2015 and the Lease Commencement Date, as defined in the lease line of credit. This availability originally expired in July 2016, but was extended to July 2017. Interest rates on the new borrowings beginning in August 2016 under the extended agreement are based upon an initial rate of 1.88% modified by changes in the three year interest rate swaps rate as published in the Federal Reserve Statistical Release H.15, “Selected Interest Rates,” between April 29, 2015 and the Lease Commencement Date, as defined in the lease line of credit.

The following is a summary as of December 31, 2016 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(In thousands)

2017 (remaining six months)	$7,452
2018	10,778
2019	6,362
2020	1,303

Total minimum payments	25,895
Less amount representing interest (imputed weighted average capital lease interest rate of 2.23%)	(613)

Net minimum payments	25,282
Less current portion	(13,329)

Present value of minimum payments, less current portion	$11,953

6.    Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2016 and June 30, 2016, the Company was in compliance with these covenants. During the six months ended December 31, 2016, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of December 31, 2016.

The BOA credit agreement contains a number of financial and other covenants that, among other things, restricts the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities.

7.    Equity Transactions

On December 15, 2016, the Company’s shareholders approved the 2016 Equity Award Incentive Plan (the “Plan”). The Plan is designed to motivate high levels of performance and align the interests of the Company’s employees, directors and consultants with the long-term interests of its stockholders by linking compensation to Company performance while building value of the Company. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

•                  unissued shares related to forfeited or cancelled restricted stock and stock options; and

•                  shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options)

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require shareholder approval. The Prior Plan was set to expire in October 2017, however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. There were 3,749,810 shares available under the Plan which was equivalent to the number of shares available under the Prior Plan at December 15, 2016. At December 31, 2016, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 3,754,202. At December 31, 2016, there were 5,927,755 shares of the Company’s common stock that remain outstanding as a result of equity awards granted under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity during the six months ended December 31, 2016 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2016	2,350,175	$20.20		$46,573
Granted	—	—
Exercised	(37,500)	11.65
Forfeited or canceled	(222,940)	23.41

Outstanding, December 31, 2016	2,089,735	$20.02	3.82	$1,519,495
Exercisable, December 31, 2016	1,622,825	$21.04	3.17	$567,153

The aggregate intrinsic value of options exercised during the six months ended December 31, 2016 and 2015 was $0.1 million and zero, respectively.

As of December 31, 2016, there was $3.1 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 2.1 years. During the three months ended December 31, 2016 and 2015, the Company recognized $0.5 million and $1.0 million, respectively, of stock-based compensation expense related to stock options. During the six months ended December 31, 2016 and 2015, the expense was $1.1 million and $2.0 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2016 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,127,598	11.82
Vested	(471,865)	17.05
Forfeited or canceled	(39,105)	13.01

Nonvested, December 31, 2016	2,748,418	$11.41

Performance Based Restricted Stock Awards (included above)

During the six months ended December 31, 2016, 345,848 new performance based restricted stock awards were granted and 467,180 were nonvested at December 31, 2016. During the six months ended December 31, 2016, 111,465 performance-based awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Equity Incentive Market Based Awards (included above)

During the six months ended December 31, 2016, the Company granted 58,000 performance based equity incentive market based awards with a weighted average grant date fair value of $4.99 per share.

The awards were granted pursuant to the Plan and 50% of the shares granted vest immediately upon achievement of specified average closing prices of the Company’s stock for 30 consecutive days following the public release of fiscal year 2017 earnings and the remaining 50% vesting ratably in semi-annual intervals until the three year anniversary from grant date. Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $11.50, risk free rate of return of 0.6%, and expected volatility of approximately 50%.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the six months ended December 31, 2016, 57,693 of previously issued market based awards vested upon on the attainment of the average stock price performance target of $13 per share for 30 consecutive days. As of December 31, 2016, there were 592,666 of unvested awards with market based vesting conditions.

Service-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2016, 723,750 new service-based restricted stock awards were granted and 1,688,572 were nonvested at December 31, 2016. During the six months ended December 31, 2016, 302,707 service-based restricted stock awards vested.

As of December 31, 2016, there was $18.6 million of total unrecognized compensation expense related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six months ended December 31, 2016 and 2015 was $6.0 million and $5.4 million, respectively. During the three months ended December 31, 2016 and 2015, the Company recognized $4.2 million and $4.0 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2016 and 2015, the expense was $8.2 million and $7.6 million, respectively.

Performance Share Units

As of December 31, 2016, there were 1,089,602 nonvested outstanding performance share units with weighted average fair value of $12.91. Total unrecognized compensation expense related to unvested performance share units was $14.1 million. There was no new performance share activity during the six months ended December 31, 2016.  For the six months ended December 31, 2016, the Company determined the achievement of the performance conditions was not probable, therefore no expense was recorded during the three and six months ended December 31, 2016.

8. Related Party Transactions

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property. The borrower defaulted on the loan payment and on July 18, 2016, the Court granted the Company’s foreclosure motion and entered a judgment in the amount of $1.97 million plus interest, costs and fees from the sale. See Note 10, “Investments.”

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”).  On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case and appointed Babul Tarapara and Mark Beadle as lead plaintiff. On December 2, 2016, the lead plaintiffs filed an amended complaint against us.  The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. Our Motion to Dismiss the amended complaint is due to be filed no later than January 30, 2017. The Company

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

intends to defend vigorously against each and every allegation and claim set forth in the amended complaint.

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

Off-Balance Sheet Arrangements

The Company provided guarantees of approximately $5.7 million related to lease commitments on the buildings for certain of the Company’s schools. During the six months ended December 31, 2016, the lessee on one of the leases in which the Company served as guarantor defaulted and under the terms of the guarantee, the Company began to make payments. The Company is utilizing the space and making payments of approximately $60 thousand per month on the lease which expires in June 2021. As of December 31, 2016, there are $3.8 million of remaining payments under the lease. The Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The receivable is current and the Company accrued interest up through December 31, 2014. Given the difficulties in expatriating money from China, and the resulting administrative hurdles related to collecting this receivable, starting January 1, 2015, the Company discontinued the accrual of interest. Furthermore, during the fourth quarter of 2015, and upon further negotiation with Web, the Company wrote off the full amount of accrued interest totaling $3.2 million. At December 31, 2016, the Web investment of $10.0 million was included in other current assets. The Company and Web have continued negotiations to determine an appropriate mechanism to pay the total outstanding principal.

During the three and six months ended December 31, 2016 and 2015, the Company has not recorded any interest income associated with Web.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (‘‘Mortgage’’) lending $2.1 million to a managed school partner (“Partner”). The note bears interest at a fixed rate of 5.25% per year and has a term of five years. Monthly principal and interest payments began in October 2013 with a final balloon payment of $1.8 million at the term of the loan. The Mortgage is primarily secured by the underlying property. The borrower defaulted on the loan payment and on July 18, 2016, the Court granted the Company’s foreclosure motion and entered a judgment in the amount of $1.97 million plus interest, costs and fees from the sale.

The Mortgage and ancillary documents include customary affirmative and financial covenants for secured transactions of this type. The Company has recorded this as a note receivable and the current amounts are included in other current assets while the non-current amounts are included in deposits and other assets on the condensed consolidated balance sheets.

During the years ended June 30, 2016 and 2015, the Company conducted an appraisal of the property to assess its market value. At June 30, 2016, the estimated market value had declined below the note’s carrying value, resulting in an impairment loss of $0.2 million.As of December 31, 2016, there were no indications of further decline in market value of the note.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 10, 2017, the Company purchased the mortgaged property on which the Company issued a note at a sheriff’s sale, subject to certain formalities associated with sheriff sale purchases. The Company does not expect to close on the property until at least February 2017. The Company expects to market the property for sale prior to the end of the fiscal year.

11.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2016	2015
	(In thousands)

Cash paid for interest	$337	$420
Cash paid for taxes	$4,636	$787

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$10,265	$4,140

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•         Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2016.

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

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). Our mission is to transform learning for every student we serve and our vision is to become the trusted leader in education innovation. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These unique set of products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and makes direct consumer sales).

Managed Public School Programs accounted for approximately 81% of our revenues in the six months ended December 31, 2016. With a Managed Public School Program, K12 assumes substantially all of the administrative oversight, technology and academic support services, in addition to the provisioning of curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public charter schools. We have Managed Public School Programs in 33 states and the District of Columbia.

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

Our Private Pay Schools and Other include three accredited online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience.

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Public School Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). At the same time, the Managed Public School Programs business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are changing with the authority being given to the states under the new Every Student Succeeds Act. Moreover, the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs.

Overall, for all three lines of business, for the six months ended December 31, 2016, revenues increased to $450.2 million from $430.0 million in the same period in the prior year, an increase of 4.7%. Over the same period, operating loss decreased to $4.3 million, from $5.7 million in the prior year period. Net loss to common stockholders was $2.2 million, as compared to $4.3 million in the prior year period.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
•Virtual schools	•Non-managed Public School Programs	•Managed private schools
• Blended schools	•Institutional software and services	—K(12) International Academy
—Hybrid schools		—George Washington University Online High School
—Passport schools		—The Keystone School
•Independent course sales (Consumer)

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and our Non-managed Public School Programs.

	Three Months Ended December 31,		2016 / 2015		Six Months Ended December 31,		2016 / 2015
	2016	2015	Change	Change %	2016	2015	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1),(2)	106.2	103.8	2.4	2.3%	106.8	103.9	2.9	2.8%
Non-managed Public School Programs (1)	28.7	27.5	1.2	4.4%	28.5	27.7	0.8	2.9%

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

(2)  Managed Public School Programs include enrollments for which K12 receives no public funding or revenues.

Revenues by Business Lines

Revenues are captured by business line based on the underlying customer contractual agreements. The following represents our revenues for these lines of business for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended December 31,		Change 2016 / 2015		Six Months Ended December 31,		Change 2016 / 2015
	2016	2015	$	%	2016	2015	$	%
	(In thousands, except percentages)
Managed Public School Programs	$182,396	$170,346	$12,050	7.1%	$366,935	$347,801	$19,134	5.5%

Institutional
Non-managed Public School Programs	17,634	15,590	2,044	13.1%	35,929	31,296	4,633	14.8%
Institutional Software & Services	12,770	12,200	570	4.7%	28,733	25,488	3,245	12.7%
Total Institutional	30,404	27,790	2,614	9.4%	64,662	56,784	7,878	13.9%
Private Pay Schools and Other	8,290	10,675	(2,385)	-22.3%	18,631	25,456	(6,825)	-26.8%
Total	$221,090	$208,811	$12,279	5.9%	$450,228	$430,041	$20,187	4.7%

Financial Information

Set forth below are our results of operations, presented numerically and as a percentage of revenues.

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
	(In thousands, except percentages)

Revenues	$221,090	100.0%	$208,811	100.0%	$450,228	100.0%	$430,041	100.0%
Cost and expenses
Instructional costs and services	137,542	62.2	129,616	62.1	281,641	62.6	268,619	62.5
Selling, administrative, and other operating expenses	62,352	28.2	61,440	29.4	166,998	37.1	160,710	37.4
Product development expenses	2,873	1.3	3,028	1.5	5,935	1.3	6,441	1.5
Total costs and expenses	202,767	91.7	194,084	92.9	454,574	101.0	435,770	101.3
Income (loss) from operations	18,323	8.3	14,727	7.1	(4,346)	(1.0)	(5,729)	(1.3)
Interest income (expense), net	264	0.1	(190)	(0.1)	606	0.1	(495)	(0.1)
Income (loss) before income taxes and noncontrolling interest	18,587	8.4	14,537	7.0	(3,740)	(0.8)	(6,224)	(1.4)
Income tax benefit (expense)	(7,688)	(3.5)	(6,653)	(3.2)	1,002	0.2	1,444	0.3
Net income (loss)	10,899	4.9	7,884	3.8	(2,738)	(0.6)	(4,780)	(1.1)
Add net loss attributable to noncontrolling interest	753	0.3	654	0.3	557	0.1	525	0.1
Net income (loss) attributable to common stockholders	$11,652	5.3%	$8,538	4.1%	$(2,181)	(0.5)%	$(4,255)	(1.0)%

Comparison of the Three Months Ended December 31, 2016 and December 31, 2015

Revenues.  Our revenues for the three months ended December 31, 2016 were $221.1 million, representing an increase of $12.3 million, or 5.9%, from $208.8 million for the same period in the prior year. Managed Public School Program revenues increased $12.1 million, or 7.1%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 2.3% increase in enrollments in both new and existing schools and increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues increased $2.6 million, or 9.4%, primarily due to the additional revenues from expanded services in key accounts and growth from our newly acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $2.4 million, or 22.3%, over the prior year due to the closure of programs in the United Kingdom.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2016 were $137.5 million, representing an increase of $7.9 million, or 6.1%, from $129.6 million for the three months ended December 31, 2015. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 62.2% of revenues during the three months ended December 31, 2016, a slight increase from 62.1% for the three months ended December 31, 2015.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2016 were $62.4 million, representing an increase of $1.0 million, or 1.6% from $61.4 million for the three months ended December 31, 2015. This increase was primarily attributable to increase in marketing and advertising expenses and outside professional services, offset by a decrease in bad debt expenses of for the three months ended December 31, 2016. Selling, administrative, and other operating expenses were 28.2% of revenues during the three months ended December 31, 2016, a decrease from 29.4% for the three months ended December 31, 2015. We are considering the consolidation or closure of certain facilities and the elimination of other expenses which may impact the results of operations for remainder of the year.

Product development expenses.  Product development expenses for the three months ended December 31, 2016 were $2.9 million, representing a decrease of $0.1 million, or 3.3% from $3.0 million for the three months ended December 31, 2015. As a percentage of revenues, product development expenses decreased from 1.5% for the three months ended December 31, 2015 to 1.3% for the three months ended December 31, 2016.

Interest income (expense), net.  Net interest income for the three months ended December 31, 2016 was $0.3 million as compared to net interest expense of ($0.2) million in the same period in the prior year. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the three months ended December 31, 2016 as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax expense of ($7.7) million for the three months ended December 31, 2016, or 41.4% of income before taxes, as compared to an income tax expense of ($6.7) million, or 45.8% of income before taxes for the three months ended December 31, 2015. The decrease in the effective tax rate for the three months ended December 31, 2016 is primarily due to the resolution of an income tax examination and the impact of the foreign losses.

Net income (loss).  Net income was $10.9 million for the three months ended December 31, 2016, compared to net income of $7.9 million for the three months ended December 31, 2015, representing an increase of $3.0 million.

Noncontrolling interest (income) loss.  Net loss attributable to noncontrolling interest for the three months ended December 31, 2016 was $0.8 million as compared to net loss attributable to noncontrolling interest of $0.7 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Comparison of the Six Months Ended December 31, 2016 and December 31, 2015

Revenues.  Our revenues for the six months ended December 31, 2016 were $450.2 million, representing an increase of $20.2 million, or 4.7%, from $430.0 million for the same period in the prior year. Managed Public School Program revenues increased $19.1 million, or 5.5%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 2.8% increase in enrollments in both new and existing schools and increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues increased $7.9 million, or 13.9%, primarily due to the additional revenues from expanded services in key accounts and growth from our newly acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $6.8 million, or 26.8%, over the prior year due to the closure of programs in the United Kingdom.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2016 were

$281.6 million, representing an increase of $13.0 million, or 4.8%, from $268.6 million for the six months ended December 31, 2015. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 62.6% of revenues during the six months ended December 31, 2016, a slight increase from 62.5% for the six months ended December 31, 2015.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2016 were $167.0 million, representing an increase of $6.3 million, or 3.9% from $160.7 million for the six months ended December 31, 2015. This increase was primarily attributable to increase in marketing and advertising expenses and outside professional services, offset by a decrease in bad debt expenses of for the six months ended December 31, 2016. Selling, administrative, and other operating expenses were 37.1% of revenues during the six months ended December 31, 2016, a decrease from 37.4% for the six months ended December 31, 2015. We are considering the consolidation or closure of certain facilities and the elimination of other expenses which may impact the results of operations for remainder of the year.

Product development expenses.  Product development expenses for the six months ended December 31, 2016 were $5.9 million, representing a decrease of $0.5 million, or 7.8% from $6.4 million for the six months ended December 31, 2015. As a percentage of revenues, product development expenses decreased from 1.5% for the six months ended December 31, 2015 to 1.3% for the six months ended December 31, 2016.

Interest income (expense), net.  Net interest income for the six months ended December 31, 2016 was $0.6 million as compared to net interest expense of ($0.5) million in the same period in the prior year. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the six months ended December 31, 2016 as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax benefit of $1.0 million for the six months ended December 31, 2016, or 26.8% of income before taxes, as compared to $1.4 million, or 23.2% of income before taxes for the six months ended December 31, 2015. The increase in the effective tax rate for the six months ended December 31, 2016 is primarily due to the resolution of an income tax examination, the impact of the foreign losses, and an increase in permanent book/tax adjustments.

Net income (loss).  Net loss was $2.7 million for the six months ended December 31, 2016, compared to $4.8 million for the six months ended December 31, 2015, representing a decrease of $2.1 million.

Noncontrolling interest (income) loss.  Net loss attributable to noncontrolling interest for the six months ended December 31, 2016 was $0.6 million as compared to net loss attributable to noncontrolling interest of $0.5 million for the same period in the prior year. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of December 31, 2016, we had net working capital, or current assets minus current liabilities, of $334.4 million. Our working capital includes cash and cash equivalents of $182.1 million and accounts receivable of $218.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2016.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or the LIBOR rate plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2016, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

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

As of December 31, 2016, the aggregate outstanding balance under the lease lines of credit was $25.3 million. Borrowings bore interest at rates ranging from 1.95% to 2.88% and included a 36-month payment term with a $1 purchase option at the end of the term. We have pledged the assets financed to secure the outstanding leases. We may extend our lease line of credit for additional periods, or consider alternative arrangements for financing student computers.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture. On December 27, 2016, the Company consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash.

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2016 was $10.2 million compared $12.9 million for the six months ended December 31, 2015. The $2.7 million decrease in cash provided by operations between periods was primarily attributable to a decrease in working capital of $4.9 million. These changes in working capital were primarily attributable to increase in accounts receivable from revenue growth. The decrease in working capital was partially offset by a decrease of $2.2 million in net loss plus non-cash expenses between periods.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2016 was $33.0 million compared to $25.8 million for the six months ended December 31, 2015, an increase of $7.2 million. This increase was due primarily to the $9.1 million payment to Middlebury College for the remaining 40% interest in Middlebury Interactive Languages and a $2.3 million increase in curriculum development expenditures, partially offset by a $3.5 million decrease in software development expenditures.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2016 was $9.1 million compared to $11.7 million during the six months ended December 31, 2015. Our primary use of cash in financing activities during the six months ended December 31, 2016 was in connection with payments of capital lease obligations incurred for the acquisition of student computers. In addition, we used cash in connection with repurchase of restricted stock for income tax withholding. The decrease in cash used in financing was due primarily to a $1.3 million decrease in capital lease repayments due to lower average debt balances and a decrease in stock-based financing activities for the six months ended December 31, 2016 compared to the same period in the prior year.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The Company provided guarantees of approximately $5.7 million related to lease commitments on the buildings for certain of the Company’s schools. During the six months ended December 31, 2016, the lessee on one of the leases in which the Company served as guarantor defaulted and under the terms of the guarantee, the Company began to make payments. The Company is utilizing the space and making payments of approximately $60 thousand per month on the lease which expires in June 2021. As of December 31, 2016, there are $3.8 million of remaining payments under the lease. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2016 and June 30, 2016, we had cash and cash equivalents totaling $182.1 million and $214.0 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2016, a 1% gross increase in interest rates earned on cash would result in a $1.8 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2016, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We have operations in several foreign countries, but we do not transact a material amount of business in a foreign currency. At December 31, 2016, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of less than $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”).  On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case and appointed Babul Tarapara and Mark Beadle as lead plaintiff. On December 2, 2016, the lead plaintiffs filed an amended complaint against us.  The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. Our Motion to Dismiss the amended complaint is due to be filed no later than January 30, 2017. The Company intends to defend vigorously against each and every allegation and claim set forth in the amended complaint.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the SEC on August 9, 2016.

Item 2.        Issuer Purchases of Equity Securities.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

None.

Item 5.        Other Information.

None.

Item 6.  Exhibits

(a)           Exhibits.

Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of K12 Inc.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statement of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 27, 2017