Form 10-Q
period 2017-03-31
K12 INC
filed 2017-04-28
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 20, 2017 the Registrant had 40,565,714 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$194,708	$213,989
Accounts receivable, net of allowance of $14,475 and $10,813 at March 31, 2017 and June 30, 2016, respectively	225,784	169,554
Inventories, net	18,789	30,631
Prepaid expenses	15,448	9,634
Other current assets	24,828	22,047
Total current assets	479,557	445,855
Property and equipment, net	25,976	28,447
Capitalized software, net	64,231	70,055
Capitalized curriculum development costs, net	60,960	63,367
Intangible assets, net	20,948	23,102
Goodwill	87,285	87,285
Deposits and other assets	6,459	15,944
Total assets	$745,416	$734,055
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$13,267	$13,210
Accounts payable	16,105	25,919
Accrued liabilities	17,822	26,877
Accrued compensation and benefits	25,118	31,042
Deferred revenue	50,797	25,964
Total current liabilities	123,109	123,012
Capital lease obligations, net of current portion	11,955	9,922
Deferred rent, net of current portion	4,365	6,661
Deferred tax liability	22,356	18,458
Other long-term liabilities	10,950	9,780
Total liabilities	172,735	167,833
Commitments and contingencies	—	—
Redeemable noncontrolling interest	700	7,502
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,061,275 and 43,184,068 shares issued and 40,558,677 and 39,681,470 shares outstanding at March 31, 2017 and June 30, 2016, respectively	4	4
Additional paid-in capital	681,434	675,436
Accumulated other comprehensive income (loss)	36	(293)
Accumulated deficit	(34,493)	(41,427)
Treasury stock of 3,502,598 shares at cost at March 31, 2017 and June 30, 2016	(75,000)	(75,000)
Total stockholders’ equity	571,981	558,720
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$745,416	$734,055

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In thousands except share and per share data)
Revenues	$222,533	$221,340	$672,761	$651,381
Cost and expenses
Instructional costs and services	136,431	134,755	418,072	403,374
Selling, administrative, and other operating expenses	69,828	64,888	236,826	225,598
Product development expenses	3,511	2,563	9,446	9,004
Total costs and expenses	209,770	202,206	664,344	637,976
Income from operations	12,763	19,134	8,417	13,405
Interest income (expense), net	641	(101)	1,247	(596)
Income before income taxes and noncontrolling interest	13,404	19,033	9,664	12,809
Income tax expense	(4,522)	(5,368)	(3,520)	(3,924)
Net income	8,882	13,665	6,144	8,885
Add net loss attributable to noncontrolling interest	233	608	790	1,133
Net income attributable to common stockholders	$9,115	$14,273	$6,934	$10,018
Net income attributable to common stockholders per share
Basic	$0.24	$0.38	$0.18	$0.27
Diluted	$0.23	$0.37	$0.18	$0.26
Weighted average shares used in computing per share amounts:
Basic	38,376,984	37,692,826	38,145,671	37,562,106
Diluted	39,328,127	38,999,871	38,956,081	38,559,204

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)
Net income	$8,882	$13,665	$6,144	$8,885
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(61)	148	329	422
Total other comprehensive income, net of tax	8,821	13,813	6,473	9,307
Comprehensive loss attributable to noncontrolling interest	233	608	790	1,133

Comprehensive income attributable to common stockholders	$9,054	$14,421	$7,263	$10,440

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net income (1)	—	—	—	—	6,934	—	—	6,934
Foreign currency translation adjustment	—	—	—	329	—	—	—	329
Stock-based compensation expense	—	—	14,557	—	—	—	—	14,557
Exercise of stock options	102,450	—	1,518	—	—	—	—	1,518
Excess tax expense from stock-based compensation	—	—	(2,716)	—	—	—	—	(2,716)
Issuance of restricted stock awards	1,191,191	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(140,838)	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	(3,125)	—	—	—	—	(3,125)
Retirement of restricted stock for tax withholding	(275,596)	—	(4,236)	—	—	—	—	(4,236)
Balance, March 31, 2017	44,061,275	$4	$681,434	$36	$(34,493)	(3,502,598)	$(75,000)	$571,981

(1)

Net income excludes $0.8 million due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which are reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income	$6,144	$8,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,325	50,622
Stock-based compensation expense	14,557	13,759
Excess tax benefit from stock-based compensation	(250)	(6)
Deferred income taxes	(259)	(552)
Provision for doubtful accounts	4,196	2,895
Provision for excess and obsolete inventory	395	543
Provision for student computer shrinkage and obsolescence	256	(422)
Impairment loss on other assets	586	—
Expensed computer peripherals	3,412	2,532
Changes in assets and liabilities:
Accounts receivable	(61,000)	(37,521)
Inventories	11,447	12,882
Prepaid expenses	(5,814)	(5,409)
Other current assets	(2,781)	79
Deposits and other assets	9,811	(159)
Accounts payable	(9,813)	(14,074)
Accrued liabilities	(7,608)	3,483
Accrued compensation and benefits	(5,922)	110
Deferred revenue	24,833	25,971
Deferred rent and other liabilities	(1,140)	(2,496)
Net cash provided by operating activities	37,375	61,122
Cash flows from investing activities
Purchase of property and equipment	(1,391)	(2,458)
Capitalized software development costs	(19,345)	(26,321)
Capitalized curriculum development costs	(12,427)	(12,206)
Purchase of noncontrolling interest	(9,134)	—
Net cash used in investing activities	(42,297)	(40,985)
Cash flows from financing activities
Repayments on capital lease obligations	(11,879)	(13,428)
Proceeds from exercise of stock options	1,518	14
Excess tax benefit from stock-based compensation	250	6
Repurchase of restricted stock for income tax withholding	(4,236)	(3,056)
Net cash used in financing activities	(14,347)	(16,464)
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	(17)
Net change in cash and cash equivalents	(19,281)	3,656
Cash and cash equivalents, beginning of period	213,989	195,852
Cash and cash equivalents, end of period	$194,708	$199,508

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). The Company’s mission is to transform learning for every student we serve and its vision is to become the trusted leader in education innovation. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2017, the condensed consolidated statements of cash flows for the nine months ended March 31, 2017 and 2016, and the condensed consolidated statement of equity for the nine months ended March 31, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended March 31, 2017 and 2016 were $75.1 million and $76.3 million, respectively, and for the nine months ended March 31, 2017 and 2016 were $212.5 million and $210.9 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs the schools may incur) in the calculation of school operating losses. The Company’s schools reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the reported three and nine months ended March 31, 2017.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended March 31, 2017 and 2016, the Company’s revenues included a reduction for these school operating losses of $12.5 million and $13.2 million, respectively, and for the nine months ended March 31, 2017 and 2016, these operating losses were $40.8 million and $39.7  million, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract. Revenues from associated offline learning kits are recognized upon shipment.

During the three and nine months ended March 31, 2017 and 2016, the Company had one contract that represented approximately 10% of revenues. Approximately 6% and 9% of accounts receivable was attributable to one contract as of March 31, 2017 and June 30, 2016, respectively.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Excess and obsolete inventory reserves are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $2.5 million and $2.6 million at March 31, 2017 and June 30, 2016, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services. Other current assets also includes a receivable related to Web International Education Group, Ltd (See Note 11, “Investments”).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases (“ASC 840”), as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Depreciation expense for property and equipment, including accelerated depreciation for unreturned student computers, for the three months ended March 31, 2017 and 2016 was $5.5 million and $4.7 million, respectively, and for the nine months ended March 31, 2017 and 2016 was $14.1 million and $14.8 million, respectively. Additionally, beginning in fiscal 2016 the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Accordingly, the Company fully expenses peripheral equipment upon shipment as a component of instructional costs and services. These expenses totaled $0.7 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively, and $3.4 million and $2.5 million for the nine months ended March 31, 2017 and 2016, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns and utilization rates. In addition, the Company accelerated depreciation on property and equipment associated with the operating leases that were exited in the three months ended March 31, 2017 see Note 10, “Restructuring and Severance.” The Company recorded accelerated depreciation of $1.8 million and $0.6 million, for the three months ended March 31, 2017 and 2016, respectively, and $2.8 million and $2.1 million for the nine months ended March 31, 2017 and 2016, respectively, related to the leases exited and for unreturned student computers.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles -- Goodwill and Other (“ASC 350”). The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software development additions totaled $19.3 million and $26.3 million for the nine months ended March 31, 2017 and 2016, respectively. Amortization expense for the three months ended March 31, 2017 and 2016 was $8.4 million and $8.0 million, respectively, and $25.2 million and $21.3 million for the nine months ended March 31, 2017 and 2016, respectively.

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

Total capitalized curriculum development additions were $12.4 million and $12.2 million for the nine months ended March 31, 2017 and 2016, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2017 and 2016 was $5.2 million and $4.3 million, respectively, and for the nine months ended March 31, 2017 and 2016 was $14.8 million and $12.6 million, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.6 million, respectively, and for the nine months ended March 31, 2017 and 2016 was $2.2 million and $1.9 million, respectively. Future amortization of intangible assets is $0.7 million, $2.9 million, $2.8 million, $2.7 million and $2.3 million in the fiscal years ending June 30, 2017 through June 30, 2021, respectively, and $9.2 million thereafter.  At both March 31, 2017 and June 30, 2016, the goodwill balance was $87.3 million.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the nine months ended March 31, 2017.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows the Company to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. The Company has elected to perform its annual assessment on May 31st. During the fiscal year ended June 30, 2016, the Company performed Step 1 of the impairment test. The first step assesses potential impairment by comparing the fair value of the reporting units with reporting units’ net asset values. The estimated K12 reporting units’ fair value exceeded its carrying value and accordingly goodwill was not impaired. During the nine months ended March 31, 2017, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of intangible assets as of March 31, 2017 and June 30, 2016:

Intangible Assets:

	March 31, 2017			June 30, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(7.4)	$10.2	$17.6	$(6.9)	$10.7
Customer and distributor relationships	20.1	(11.7)	8.4	20.1	(10.6)	9.5
Developed technology	2.9	(1.6)	1.3	2.9	(1.2)	1.7
Other	1.4	(0.4)	1.0	1.4	(0.2)	1.2
Total	$42.0	$(21.1)	$20.9	$42.0	$(18.9)	$23.1

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the three and nine months ended March 31, 2017 and 2016.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2017.

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

The following tables summarize the activity during the three and nine months ended March 31, 2017 for assets and liabilities measured at fair value on a recurring basis; there was no activity during the three and nine months ended March 31, 2016:

Three Months Ended March 31,
Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	December 31, 2016	and Settlements	Gains/(Losses)	March 31, 2017
(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Nine Months Ended March 31,
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2016	and Settlements	Gains/(Losses)	March 31, 2017
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Total	$6,801	$(9,134)	$2,333	$—

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets includes restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$9,115	$14,273	$6,934	$10,018
Weighted average common shares — basic	38,376,984	37,692,826	38,145,671	37,562,106
Basic net income per share	$0.24	$0.38	$0.18	$0.27

Diluted net income per share computation:

Net income attributable to common stockholders	$9,115	$14,273	$6,934	$10,018
Share computation:
Weighted average common shares — basic	38,376,984	37,692,826	38,145,671	37,562,106
Effect of dilutive stock options and restricted stock awards	951,143	1,307,045	810,410	997,098
Weighted average common shares — diluted	39,328,127	38,999,871	38,956,081	38,559,204
Diluted net income per share	$0.23	$0.37	$0.18	$0.26

For the three months ended March 31, 2017 and 2016 shares issuable in connection with stock options and restricted stock of 1,283,168 and 3,249,351 respectively, were excluded from the diluted earnings per share calculation because the effect would have been antidilutive. For the nine months ended March 31, 2017 and 2016 shares issuable in connection with stock options and restricted stock of 2,064,498 and 3,066,694 respectively, were excluded from the diluted earnings per share calculation because the effect would have been antidilutive. As of March 31, 2017, the Company had 44,061,275 shares issued and 40,558,677 shares outstanding.

Recent Accounting Pronouncements

Accounting Standards Adopted

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance during the first quarter ended September 30, 2016 prospectively to all arrangements entered into or materially modified after June 30, 2016. As a result of the adoption, during the three and nine months ended March 31, 2017, the Company expensed approximately  $0.2 million and $1.9 million, respectively, of professional services fees that would have been capitalized previously. These costs are included in the product development expenses in the condensed consolidated statements of operations.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard. The Company will provide additional qualitative disclosure around its adoption of ASU 2014-09 in its upcoming Form 10-K.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. This update is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating this guidance, as well as the effect on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this guidance, as well as the effect on its consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.   Income Taxes

Income tax expense is based on income reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2017 and 2016, the Company’s effective income tax rate was a 33.7% and 28.2%, respectively, and for the nine months ended March 31, 2017 and 2016, the rate was 36.4% and 30.6%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to state taxes, current year permanent differences between book and tax treatment, effects of foreign operations, and noncontrolling interests.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of March 31, 2017 and June 30, 2016, the outstanding balance of capital leases under the current and former lease lines of credit was $25.2 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of March 31, 2017 and June 30, 2016 was $40.7 million and $39.9 million, respectively.  The accumulated depreciation of leased student computers as of March 31, 2017 and June 30, 2016 was $24.3 million and $25.9 million, respectively.

The Company executed a second extension to its $35.0 million non-revolving line of credit during the third quarter of fiscal year 2017 with a maturity date of August 15, 2018, and had availability under the new lease line of $32.3 million as of March 31, 2017. The Company had $11.3 million of availability under the previous non-revolving $35 million line of credit as of June 30, 2016. Interest on unpaid principal under the new line of credit is at a fluctuating rate of LIBOR plus 1.2%.

The following is a summary as of March 31, 2017 of the present value of the net minimum payments due on outstanding capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(In thousands)
2017 (remaining three months)	$4,004
2018	12,059
2019	7,643
2020	2,139
2021	—

Total minimum payments	25,845
Less amount representing interest (imputed weighted average capital lease interest rate of 2.25%)	(623)

Net minimum payments	25,222
Less current portion	(13,267)

Present value of minimum payments, less current portion	$11,955

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%, and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2017 and June 30, 2016, the Company was in compliance with these covenants. During the nine months ended March 31, 2017, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of March 31, 2017.

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

7.   Equity Transactions

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to motivate high levels of performance and align the interests of the Company’s employees, directors and consultants with the long-term interests of its stockholders by linking compensation to Company performance while building value of the Company. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

•	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date) and;

•	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017, however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. At March 31, 2017, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,050,011. At March 31, 2017, there were 5,307,652 shares of the Company’s common stock that remain outstanding under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity during the nine months ended March 31, 2017 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, June 30, 2016	2,350,175	$20.20		$46,573
Granted	—	—
Exercised	(102,450)	14.86
Forfeited or canceled	(264,993)	22.69

Outstanding, March 31, 2017	1,982,732	$20.15	3.55	$2,996,884
Exercisable, March 31, 2017	1,606,459	$21.09	3.00	$1,578,824

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2017 and 2016 was $0.2 million and $0.5 million respectively.

As of March 31, 2017, there was $2.6 million of total unrecognized compensation expense related to unvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.9 years. During the three months ended March 31, 2017 and 2016, the Company recognized $0.5 million and $1.0 million, respectively, of stock-based compensation expense related to stock options. During the nine months ended March 31, 2017 and 2016, the expense was $1.6 million and $3.0 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2017 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,191,191	12.23
Vested	(873,825)	14.60
Forfeited or canceled	(140,838)	12.17
Nonvested, March 31, 2017	2,308,318	$11.55

Performance Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2017, 333,489 new performance based restricted stock awards were granted and 467,131 remain nonvested at March 31, 2017. During the nine months ended March 31, 2017, 99,155 performance-based awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Equity Incentive Market Based Awards (included above)

During the nine months ended March 31, 2017, the Company granted 58,000 performance based equity incentive market based awards with a weighted average grant date fair value of $4.99 per share.

The awards were granted pursuant to the Prior Plan and 50% of the shares granted vest immediately upon achievement of specified average closing prices of the Company’s stock for 30 consecutive days following the public release of fiscal year 2017 earnings and the remaining 50% vesting ratably in semi-annual intervals until the three year anniversary from

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

grant date.  Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $11.50, risk free rate of return of 0.6%, and expected volatility of approximately 50%.

During the nine months ended March 31, 2017, 71,796 and 93,750 of previously issued market based awards vested upon on the attainment of the average stock price performance target of $13 and $16 per share, respectively, for 30 consecutive days. As of March 31, 2017, there were 476,813 of unvested awards with market based vesting conditions.

Service-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2017, 799,702 new service-based restricted stock awards were granted and 1,364,374 remain nonvested at March 31, 2017. During the nine months ended March 31, 2017, 609,124 service-based restricted stock awards vested.

As of March 31, 2017, there was $16.2 million of total unrecognized compensation expense related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine months ended March 31, 2017 and 2016 was $13.5 million and $7.4 million, respectively. During the three months ended March 31, 2017 and 2016, the Company recognized $4.8 million and $2.9 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2017 and 2016, the expense was $13.0 million and $10.5 million, respectively.

Performance Share Units

As of March 31, 2017, there were 1,016,602 nonvested outstanding performance share units with a weighted average fair value of $12.87 per share. Total unrecognized compensation expense related to unvested performance share units was $13.1 million. For the nine months ended March 31, 2017, the Company determined the achievement of the performance conditions was not probable, therefore no expense was recorded during the three and nine months ended March 31, 2017.

8.   Related Party Transactions

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bore interest at a fixed rate of 5.25% per year with a five year maturity date and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment and in March 2017 the Company received the deed of ownership to the property. See Note 11, “Investments – Investment in School Mortgage.”

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  The lead plaintiffs filed an opposition to the motion to dismiss the amended complaint on March 1, 2017. On March 31, 2017, the Company filed its response to the lead plaintiffs’ opposition to the motion to dismiss. A hearing on the motion to dismiss the amended complaint was held on April 19, 2017. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the amended complaint.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreements with the Company’s Executive Chairman and Chief Executive Officer that have two and three year terms, respectively, all other agreements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

The Company provided guarantees of approximately $1.8 million related to lease commitments on the buildings for certain of the Company’s schools. During the nine months ended March 31, 2017, the lessee on one of the leases in which the Company served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to the Company. Since the default occurred, the Company has taken steps to exit this facility and is currently looking to sublet the space. See Note 10, “Restructuring and Severance.” The Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits. Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

10.   Restructuring and Severance

In the third quarter of fiscal year 2017, the Company exited three facilities that are currently under an operating lease and reduced its workforce through involuntary terminations. The Company consolidated its corporate workforce by exiting its space in a building as well as another facility that was no longer being utilized. The workforce reduction was executed after an internal management review of resources required to meet the future business plans of the Company.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, the Company recorded an impairment of $5.4 million for the leases. The current portion of the liability of $1.7 million, is included in accrued liabilities and the long-term portion of $3.7 million, is included in other long-term liabilities on the condensed consolidated balance sheet. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions are recorded in selling, administrative, and other operating expenses in the condensed consolidated statements of operations. There were no similar charges recorded during the three or nine months ended March 31, 2016.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company reduced its workforce during the three months ended March 31, 2017 and recorded severance of $2.3 million. For the nine months ended March 31, 2017, the Company recorded severance of $3.3 million. During the three and nine months ended March 31, 2016, the Company recorded severance of $0.2 million and $1.0 million, respectively.

11.   Investments

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

The Company accrued interest up through December 31, 2014. Given the difficulties in expatriating money from China, the Company discontinued the accrual of interest and wrote off the interest accrued during fiscal year 2015. At March 31, 2017, the Web investment of $10.0 million was included in other current assets. The Company and Web have continued negotiations to determine an appropriate mechanism to pay the total outstanding principal.

During the three and nine months ended March 31, 2017 and 2016, the Company has not recorded any interest income associated with Web.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner (“Partner”). The note bore interest at a fixed rate of 5.25% per year with a five year maturity and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment and in March 2017 the Company received the deed of ownership to the property.

At March 31, 2017, the Company decided to dispose of the property and classified it as an asset held for sale, which was included in other current assets on the condensed consolidated balance sheet. During the three months ended March 31, 2017, management approved a plan to sell, and began actively marketing the property. As of March 31, 2017, the Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which is included in selling, administrative and other operating expenses on the condensed consolidated statements of operations.

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2017	2016
	(In thousands)
Cash paid for interest	$575	$603

Cash paid for taxes	$4,741	$1,017

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$13,969	$6,884

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2017.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company. We offer proprietary curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade (“K-12”). Our mission is to transform learning for every student we serve and our vision is to become the trusted leader in education innovation. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools in 33 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs accounted for approximately 82% of our revenues in the nine months ended March 31, 2017. With a Managed Public School Program, K12 assumes substantially all of the administrative oversight, technology and academic support services, in addition to the provisioning of curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public charter schools. We have Managed Public School Programs in 33 states and the District of Columbia.

With our Institutional business, we do not assume primary management responsibilities for the schools. Rather, the Institutional business sells online curriculum programs and technology (full time and part time), courses, teacher instruction, and various support tools and platforms (see description of PEAK below) to schools and school districts.  Our Institutional business consists of both Non-managed Public School Programs and Institutional Software and Services.  Non-managed Public School Programs include schools where K12 provides the curriculum and technology for full-time virtual and blended programs, and the school can also contract for instruction, marketing, enrollment or other educational services. Non-managed Public School Programs do not offer primary administrative oversight. The Institutional Software and Services offerings provide an array of online educational products and support services to meet the specific needs of the school or school district and its students. In addition to curriculum, systems and programs, the support services we provide to these customers are designed to assist them in launching their own online and blended learning programs tailored to their own requirements and may include teacher training programs, administrator support and our PEAK management system. PEAK is a platform designed to centrally manage multiple online solutions across a school or district through one application.  With our services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options.

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

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Public School Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). At the same time, the Managed Public School Programs business, which serves primarily virtual charter schools, is maturing. Regulatory requirements related to academic performance and accountability are changing and with greater authority being given to the states under the new federal Every Student Succeeds Act. Moreover, the independent governing authorities of the virtual charter schools that contract with us are taking different approaches to virtual education depending upon their own charter school goals. This in turn may alter the nature of the agreements we have with those boards and the level of management services that meet their needs.

Overall, for all three lines of business, for the nine months ended March 31, 2017, revenues increased to $672.8 million from $651.4 million in the same period in the prior year, an increase of 3.3%. Over the same period, operating income decreased to $8.4 million, from $13.4 million in the prior year period. Net income to common stockholders was $6.9 million, as compared to $10.0 million in the prior year period.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual schools	• Non-managed Public School Programs	• Managed private schools
• Blended schools	• Institutional software and services	—K12 International Academy
—Hybrid schools		—George Washington University Online High School
—Passport schools		—The Keystone School
• Independent course sales (Consumer)

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and our Non-managed Public School Programs.

	Three Months Ended				Nine Months Ended
	March 31,		2017 / 2016		March 31,		2017 / 2016
	2017	2016	Change	Change %	2017	2016	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	103.8	104.6	(0.8)	(0.8%)	105.5	104.2	1.3	1.2%
Non-managed Public School Programs (1)	29.3	26.8	2.5	9.3%	28.8	27.3	1.5	5.5%

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

Revenues by Business Lines

Revenues are captured by business line based on the underlying customer contractual agreements. The following represents our revenues for these lines of business for the three and nine months ended March 31, 2017 and 2016.

	Three Months Ended				Nine Months Ended
	March 31,		Change 2017 / 2016		March 31,		Change 2017 / 2016
	2017	2016	$	%	2017	2016	$	%
	(In thousands, except percentages)

Managed Public School Programs	$187,418	$185,832	$1,586	0.9%	$554,353	$533,633	$20,720	3.9%
Institutional
Non-managed Public School Programs	16,031	13,145	2,886	22.0%	51,960	44,441	7,519	16.9%
Institutional Software & Services	10,234	10,645	(411)	(3.9%)	38,968	36,134	2,834	7.8%
Total Institutional	26,265	23,790	2,475	10.4%	90,928	80,575	10,353	12.8%
Private Pay Schools and Other	8,850	11,718	(2,868)	(24.5%)	27,480	37,173	(9,693)	(26.1%)
Total	$222,533	$221,340	$1,193	0.5%	$672,761	$651,381	$21,380	3.3%

Financial Information

Set forth below are our results of operations, presented numerically and as a percentage of revenues.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2017		2016		2017		2016
	(In thousands, except percentages)
Revenues	$222,533	100.0%	$221,340	100.0%	$672,761	100.0%	$651,381	100.0%
Cost and expenses
Instructional costs and services	136,431	61.3	134,755	60.9	418,072	62.1	403,374	61.9
Selling, administrative, and other operating expenses	69,828	31.4	64,888	29.3	236,826	35.2	225,598	34.6
Product development expenses	3,511	1.6	2,563	1.2	9,446	1.4	9,004	1.4
Total costs and expenses	209,770	94.3	202,206	91.4	664,344	98.7	637,976	97.9
Income from operations	12,763	5.7	19,134	8.6	8,417	1.3	13,405	2.1
Interest income (expense), net	641	0.3	(101)	(0.0)	1,247	0.2	(596)	(0.1)
Income before income taxes and noncontrolling interest	13,404	6.0	19,033	8.6	9,664	1.4	12,809	2.0
Income tax expense	(4,522)	(2.0)	(5,368)	(2.4)	(3,520)	(0.5)	(3,924)	(0.6)
Net income	8,882	4.0	13,665	6.2	6,144	0.9	8,885	1.4
Add net loss attributable to noncontrolling interest	233	0.1	608	0.2	790	0.1	1,133	0.1
Net income attributable to common stockholders	$9,115	4.1%	$14,273	6.4%	$6,934	1.0%	$10,018	1.5%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues.  Our revenues for the three months ended March 31, 2017 were $222.5 million, representing an increase of $1.2 million, or 0.5%, from $221.3 million for the same period in the prior year. Managed Public School Program revenues increased $1.6 million, or 0.9%, year over year. The increase in Managed Public School Program revenues was primarily attributable to increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school) and other factors.

Total Institutional revenues increased $2.5 million, or 10.4%, primarily due to the additional revenues from expanded services in key accounts and growth from our acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $2.9 million, or 24.5%, over the prior year due to the closure of programs in the United Kingdom.

Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. As we continue to build our Institutional business and the Managed Public School Programs business continues to mature, enrollment mix may shift and impact growth in revenues relative to the growth in enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2017 were $136.4 million, representing an increase of $1.6 million, or 1.2%, from $134.8 million for the three months ended March 31, 2016. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 61.3% of revenues during the three months ended March 31, 2017, a slight increase from 60.9% for the three months ended March 31, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2017 were $69.8 million, representing an increase of $4.9 million, or 7.6% from $64.9 million for the three months ended March 31, 2016. Included in expense for the three months ended March 31, 2017 was $4.9 million of restructuring charges associated with three consolidated facilities, $3.7 million in bad debt expense and $2.3 million related to severance and accelerated stock-based compensation expense associated with reductions in headcount. These charges totaling $10.9 million were offset in part primarily by a decrease in salaries and related benefits and outside professional services. Selling, administrative, and other operating expenses were 31.4% of revenues during the three months ended March 31, 2017, an increase from 29.3% for the three months ended March 31, 2016. Excluding the impact of the charges noted above, selling, administrative and other operating expenses were 26.5% of revenue for the three months ended March 31, 2017. The reduction as a percentage of revenue reflect our overall cost savings initiatives.

Product development expenses.  Product development expenses for the three months ended March 31, 2017 were $3.5 million, representing an increase of $0.9 million, or 34.6% from $2.6 million for the three months ended March 31, 2016. As a percentage of revenues, product development expenses increased to 1.6% for the three months ended March 31, 2017 from 1.2% for the three months ended March 31, 2016.

Interest income (expense), net.  Net interest income for the three months ended March 31, 2017 was $0.6 million as compared to net interest expense of ($0.1) million in the same period in the prior year. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the three months ended March 31, 2017, as compared to the same period in the prior year.

Income tax expense.  We had an income tax expense of $4.5 million for the three months ended March 31, 2017, or 33.7% of income before taxes, as compared to $5.4 million, or 28.2% of income before taxes for the three months ended March 31, 2016. The increase in the effective tax rate for the three months ended March 31, 2017 is primarily due to a decrease in favorable return to provision true-up and an increase in permanent book/tax adjustments, partially offset by a release of tax reserves due to statute expiration.

Net income.  Net income was $8.9 million for the three months ended March 31, 2017, compared to $13.7 million for the three months ended March 31, 2016, representing a decrease of $4.8 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2017 was $0.2 million as compared to net loss attributable to noncontrolling interest of $0.6 million for the same period in the prior year. The decrease is primarily related to the absence of Middelbury Interactive Languages for the three months ended March 31, 2017, as we purchased the remaining 40% noncontrolling interest in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Comparison of the Nine Months Ended March 31, 2017 and 2016

Revenues.  Our revenues for the nine months ended March 31, 2017 were $672.8 million, representing an increase of $21.4 million, or 3.3%, from $651.4 million for the same period in the prior year. Managed Public School Program revenues increased $20.7 million, or 3.9%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 1.2% increase in enrollments in both new and existing schools and increases in the per-pupil rate of achieved state funding in certain states and school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues increased $10.4 million, or 12.8%, primarily due to the additional revenues from expanded services in key accounts and growth from our acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $9.7 million, or 26.1%, over the prior year due to the closure of programs in the United Kingdom.

Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. As we continue to build our Institutional business and the Managed Public School Programs business continues to mature, enrollment mix may shift and impact growth in revenues relative to the growth in enrollments.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2017 were $418.1 million, representing an increase of $14.7 million, or 3.6%, from $403.4 million for the nine months ended March 31, 2016. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 62.1% of revenues during the nine months ended March 31, 2017 a slight increase from 61.9% for the nine months ended March 31, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2017 were $236.8 million, representing an increase of $11.2 million, or 5.0% from $225.6 million for the nine months ended March 31, 2016. This increase was primarily attributable to the $4.9 million of restructuring charges associated with three consolidated facilities, an increase of $4.3 million in marketing and advertising expenses and an increase of $2.3 million related to severance and accelerated stock-based compensation expense associated with reductions in headcount for the nine months ended March 31, 2017. Selling, administrative, and other operating expenses were 35.2% of revenues during the nine months ended March 31, 2017, an increase from 34.6% for the nine months ended March 31, 2016.

Product development expenses.  Product development expenses for the nine months ended March 31, 2017 were $9.4 million, representing an increase of $0.4 million, or 4.4% from $9.0 million for the nine months ended March 31, 2016. As a percentage of revenues, product development expenses were flat at 1.4% for the nine months ended March 31, 2017 and 2016.

Interest income (expense), net.  Net interest income for the nine months ended March 31, 2017 was $1.2 million as compared to net interest expense of ($0.6) million in the same period in the prior year. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the nine months ended March 31, 2017, as compared to the same period in the prior year.

Income tax expense.  We had an income tax expense of $3.5 million for the nine months ended March 31, 2017, or 36.4% of income before taxes, as compared to $3.9 million, or 30.6% of income before taxes for the nine months ended March 31, 2016. The increase in the effective tax rate for the nine months ended March 31, 2017 is primarily due to a decrease in favorable return to provision true-up and an increase in permanent book/tax adjustments, partially offset by a release of tax reserves due to statute expiration.

Net income.  Net income was $6.1 million for the nine months ended March 31, 2017, compared to $8.9 million for the nine months ended March 31, 2016, representing a decrease of $2.8 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the nine months ended March 31, 2017 was $0.8 million as compared to net loss attributable to noncontrolling interest of $1.1 million for the same period in the prior year. The decrease is primarily related to the absence of Middelbury Interactive Languages for the three months ended March 31, 2017, as we purchased the remaining 40% noncontrolling interest in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuate in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of March 31, 2017, we had net working capital, or current assets minus current liabilities, of $356.4 million. Our working capital includes cash and cash equivalents of $194.7 million and accounts receivable of $225.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2017.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2017, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of March 31, 2017 and June 30, 2016, the outstanding balance of capital leases under the current and former lease lines of credit is $25.2 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.88%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed a second extension to our $35.0 million non-revolving line of credit during the third quarter of fiscal year 2017 with a maturity date of August 15, 2018, and had availability under the new lease line of $32.3 million as of March 31, 2017. We had $11.3 million of availability under the previous non-revolving $35 million line of credit as of June 30, 2016. Interest on unpaid principal under the new line of credit is at a fluctuating rate of LIBOR plus 1.2%.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2017 was $37.4 million compared 61.1 million for the nine months ended March 31, 2016. The $23.7 million decrease in cash provided by operations between periods was primarily attributable to a decrease in working capital of $30.9 million. The changes in working capital were primarily attributable to an increase in accounts receivable from the timing of collections and revenue growth and an increase in accrued liabilities. The decrease in working capital was partially offset by an increase of $7.1 million primarily from depreciation and amortization and provision for doubtful accounts adjustments to net income.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2017 was $42.3 million compared to $41.0 million for the nine months ended March 31, 2016, an increase of $1.3 million. This increase was due primarily to the $9.1 million payment to Middlebury College for the remaining 40% interest in Middlebury Interactive Languages, partially offset by a $7.0 million decrease in software development expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2017 was $14.3 million compared to $16.5 million during the nine months ended March 31, 2016. Our primary use of cash in financing activities during the nine months ended March 31, 2017 was in connection with payments of capital lease obligations incurred for the acquisition of student computers. In addition, we used cash in connection with the repurchase of restricted stock for income tax withholding. The decrease in cash used in financing was due primarily to a $1.5 million decrease in capital lease repayments due to lower average debt balances for the nine months ended March 31, 2017 compared to the same period in the prior year.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

The Company provided guarantees of approximately $1.8 million related to lease commitments on the buildings for certain of the Company’s schools. During the nine months ended March 31, 2017, the lessee on one of the leases in which the Company served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to the Company. Since the default occurred, the Company has taken steps to exit this facility and is currently looking to sublet the space. We contractually guarantee that certain schools under our management will not have cumulative operating losses over the contract period and our management fees from these schools may be reduced accordingly. Other than these lease and operating deficit guarantees, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At March 31, 2017 and June 30, 2016, we had cash and cash equivalents totaling $194.7 million and $214.0 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2017, a 1% gross increase in interest rates earned on cash would result in a $1.9 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2017 fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We have operations in several foreign countries, but we do not transact a material amount of business in a foreign currency. At March 31, 2017, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of $0.1 million on our financial statements.  If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operations in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings.

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We believe that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on our business, financial condition, liquidity or results of operations.

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by us and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against us, two of our officers and one of our former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, we filed our motion to dismiss the amended complaint.  The lead plaintiffs filed an opposition to our motion to dismiss the amended complaint on March 1, 2017. On March 31, 2017, we filed our response to the lead plaintiffs’ opposition to our motion to dismiss. A hearing on our motion to dismiss the amended complaint was held on April 19, 2017. We intend to continue to defend vigorously against each and every allegation and claim set forth in the amended complaint.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer
and Authorized Signatory

Date: April 28, 2017