Form 10-K
period 2017-06-30
K12 INC
filed 2017-08-09
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95‑4774688 (I.R.S. Employer Identification No.)

2300 Corporate Park Drive Herndon, VA 20171 (Address of Principal Executive Offices)	(703) 483‑7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting stock held by non‑affiliates of the registrant as of December 31, 2016 was $483,320,529. Aggregate market value excludes an aggregate of approximately 12,508,951 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 31, 2017 was 40,771,548.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2017, are incorporated by reference into Part III of this Form 10‑K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10‑K (the “Annual Report”) to “K12,” “Company,” “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD‑LOOKING STATEMENTS

This Annual Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K are forward‑looking statements. We have tried, whenever possible, to identify these forward‑looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward‑looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward‑looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

•	reduction of per pupil funding amounts at the schools we serve;
•	inability to achieve a sufficient level of new enrollments to sustain our business model;
•	failure to enter into new managed school contracts or renew existing contracts, in part or in their entirety;
•	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
•	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
•	declines or variations in academic performance outcomes of the students and schools we serve as curriculum and testing standards evolve;
•	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
•	legal and regulatory challenges from opponents of virtual public education or for‑profit education companies;
•	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
•	termination of our contracts with schools due to a loss of authorizing charter;
•	entry of new competitors with superior technologies and lower prices;
•	unsuccessful integration of mergers, acquisitions and joint ventures;
•	failure to further develop, maintain and enhance our technology, products, services and brands;
•	inadequate recruiting, training and retention of effective teachers and employees;
•	infringement of our intellectual property; and
•	disruptions to our Internet‑based learning and delivery systems resulting from cyber‑attacks.

Forward‑looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward‑looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward‑looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward‑looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward‑looking statements appears in “Part 1—Item 1A—Risk Factors.”

Readers are cautioned not to place undue reliance on forward‑looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1—Item 1A—Risk Factors” of this Annual Report in evaluating these forward‑looking statements. These forward‑looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward‑looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology‑based education company and offer online curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. We provide a continuum of technology‑based educational products and solutions to public school districts, public schools, virtual charter schools, private schools and consumers as we strive to transform a student’s learning experience into one that delivers individualized education. We are accredited by AdvancEd, a non‑profit international accreditation agency for schools, districts, education service agencies, postsecondary institutions, and corporations.

As an innovator in K‑12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers in effective online instruction, provide turn‑key management services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many dynamics of virtual and blended learning that can complement and transform traditional schools. These factors enable us to provide products and services to three lines of business that share many common attributes, including curriculum, learning systems, management expertise, logistical systems and marketing. These lines of business are: Managed Public School Programs, which is comprised of virtual and blended public schools (as more fully described below), Institutional business (educational products and services sold to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools, including international, for which we charge student tuition and direct consumer sales).

public
Managed Public School Programs		Institutional	Private Pay Schools and Other
• Virtual public schools		• Non‑managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools		• Institutional software and services	—George Washington University
Online High School
—The Keystone School

              We continue to make significant capital investments intended to improve student academic outcomes, including the: (i) ongoing development and enhancement of our current and next generation curriculum and software; (ii) implementation of a new learning management platform for our middle and high school students; (iii) strengthening the corporate and school infrastructure to improve scalability, increase data security, and protect student privacy; (iv) procurement and delivery of student computers; and (v) conversion of interactive instructional products to enable delivery through tablets and mobile devices.

•    Managed Public School Programs

Our Managed Public School Programs business includes both virtual and blended public schools where a district or independent charter board contracts with K12 for a full‑time program of educational products and services. The Managed Public School Programs are programs in which K12 provides substantially all of the administrative management (e.g., budget proposals, financial reporting and staff recruitment), information technology, academic support services, curriculum, learning systems and instructional services. In contrast, Non‑managed Public School Programs do not provide primary administrative functions. In fiscal year 2017, our Managed Public School Programs accounted for approximately 83% of our revenue.

Virtual Public Schools.  In full‑time virtual public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state certified teachers. In addition to providing our courses, course materials and, in certain cases, student computers, we also offer these schools a variety of administrative management, technology and academic support services. The majority of our revenue is derived from long‑term service agreements with the governing authorities of these virtual public schools.

Blended Public Schools.  Blended public schools combine online learning and face‑to‑face instruction in a physical learning center.

For both virtual and blended Managed Public School Programs, the governing authority that exercises  ultimate control over the schools negotiates contractual terms with us for all aspects of the management of the schools, including the creation and implementation of the academic plan, monitoring academic achievement, teacher recruitment, supervision, and training, student enrollment and marketing, compensation recommendations for school personnel, implementation of student support services, financial and regulatory compliance support, procurement of curriculum, computers and other required services and equipment. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority’s policies. Funding is provided primarily by state governments. For the 2016-17 school year, we provided these turn key management services to Managed Public Schools Programs in 33 states and the District of Columbia, which consisted of 77 Managed Public School Programs.  In earlier years, we grew primarily by entering into fully-managed service agreements with schools that offered statewide programs in new states and reported that growth by citing the number of states having these programs and by enrollments. Our Managed Public School Programs now involve the opening of multiple schools within the same state, as well as closures that can occur with contract terminations, non-renewals or charter revocations. Accordingly, we believe a metric based on the number of schools served by our Managed Public School Programs rather than by the number of states will more accurately reflect the status of this business going forward.

•    Institutional

We work closely as a partner with a growing number of school districts and individual schools, enabling them to offer their students an array of online education solutions, including full‑time virtual and blended programs, semester courses and supplemental educational products. Institutional business includes Non‑managed Public School Programs and Institutional software and services where K12 provides curriculum and technology, and the school has an option to contract for instruction or other software and services we provide; however, the Institutional business offerings do not include primary administrative oversight to these programs. In addition to curriculum, systems and programs, we provide teacher training, teaching services and other support services. Our Institutional business customers include public school districts, private schools, charter schools, early childhood learning centers and corporate partners. Additionally, we operate Middlebury Interactive Languages LLC (“MIL”), which was formerly a joint venture with Middlebury College to develop and market online foreign language courses (see Notes to Consolidated Financial Statements, Note 10). On December 27, 2016, we consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash. As part of that transaction, we retained the right to use the MIL name in its products through April 2028. In addition, we secured the right to use the MIL name in marketing materials through December 2019. For the 2016-17 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

•    Private Pay Schools and Other

We operate three online private schools: The K12 International Academy, the George Washington University Online High School and the Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for quality online education. Our principal customers are U.S. students, including those who reside in states where the online public school option is not available, as well as expatriate families with students who seek to continue their studies in English and foreign students who may seek admission into a U.S. college or university. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or to supplement their child’s traditional education.

Our History

We were founded in 2000 to utilize advances in technology to provide children with access to a high‑quality public school education regardless of their geographic location or socioeconomic background. Given the geographic flexibility of technology‑based education, we believed we could help address the growing concerns regarding the regionalized disparity in the quality of public school education, both in the United States and abroad. The convergence of these factors and rapid advances in Internet networks created the opportunity to make a significant impact by deploying online learning software and systems on a flexible, online platform.

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face‑to‑face time in the classroom with online instruction and opened an online private school to reach students worldwide. In school year 2016-17, our customers for Managed Public School Programs consisted of 77 schools throughout the United States. We also serve schools in all 50 states through our Institutional business.

Our Market

The U.S. market for K‑12 education is large and online learning is gaining greater acceptance. For example:

•

According to the most recently available data from the 2015 Keeping Pace with K‑12 Digital Learning report (“Keeping Pace”), over 50 million students attend K‑12 public schools, and nearly five million students are enrolled in private schools. Five states mandate the completion of an online course prior to high school graduation. Full‑time virtual charter schools served an estimated 275,000 students who took approximately 3.3 million semester equivalent courses online. Fourteen states have enacted online course choice laws. K12 is a sponsor of Keeping Pace along with 14 other educational organizations, including iNACOL.

•

The 2015 Keeping Pace report further states that 47% of students in grades 9‑12 pursue online learning to access courses not offered at the school, and 43% choose to take courses online to be able to work at their own pace. In addition, 2.2 million K‑12 students participated in a formal online learning program.

•

Additionally, according to a 2016 report by the National Home Education Research Institute, there are approximately 2.3 million home‑educated students in the United States, which has grown at an estimated 2% to 8% per annum over the past few years. Many of these students took an online course and a small percentage enrolled in a full‑time online program.

Many parents and educators are seeking alternatives to traditional classroom‑based education for a variety of reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students.

•

According to the National Alliance for Public Charter Schools, enrollment at public charter schools has nearly tripled over the past 10 years, and there were approximately 6,900 public charter schools operating nationwide during the 2016-2017 school year, with an estimated enrollment of approximately 3.1 million students.

•

The 2015 Keeping Pace report indicates that the acceptance of online learning initiatives, including not only virtual and blended public schools, but also online courses, credit recovery, remediation, testing and Internet‑based professional development, has continued to grow. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost of delivering education.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

As evidenced by the rapid evolution of education technology and varying educational options being offered to K‑12 students, no single learning model has been found that works equally well for every student. Children today utilize technology in all aspects of their lives, and we expect this reality to extend to their education. Our business has been built on the premise that every student, regardless of geographic location or socioeconomic background, is entitled to a high quality education that is individualized and adaptable based on the student’s unique needs. We also believe all students can benefit from more engaging technology-enriched educational content.

We anticipate that full‑time online public schools will meet the needs of a small percentage of the overall K‑12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, students come from a broad range of social, economic and academic backgrounds, and parents share the desire for individualized instruction to maximize their children’s potential. Examples of students for whom this solution may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii)  safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student‑athletes and performers who are not able to attend regularly‑scheduled classes; (vi) college‑bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts who have decided to re‑enroll in school to earn a diploma; and (ix) students of military families who desire high quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

For the foreseeable future, most students in the United States will continue to be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability of a choice for an online public education (including blended learning models), and that states and districts will seek to incorporate online and blended solutions into their school‑based programs.  Our Managed Public School Programs offer a full service, integrated program, and a complete solution for districts and schools that desire a turn‑key option. For public school customers who need less than a full service offering, our Institutional business provides online curriculum and services on a solutions‑oriented, customized basis. We believe these choices create the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our products and services can address local foreign market needs.

We believe that our core competencies, coupled with the substantial investments we have made in our infrastructure and our prior strategic acquisitions and partnerships, position us to offer educational resources for all types of students. Our products and services offer students expanded educational opportunities regardless of whether a student chooses to remain in a classroom or seeks an alternative educational setting, attends public or private school, lives in the United States or abroad, wants to take online classes on a full or part‑time basis, requires supplemental educational products, seeks career or technical training or is an advanced or remedial student.

Our Business Lines

Managed Public School Programs

As previously discussed, in our Managed Public School Programs we typically provide substantially all of the administrative management, technology and academic support services in addition to curriculum, learning systems and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs to both virtual and blended public school customers.

We believe that the acceptance of online education in grades K‑12 continues to grow, and anticipate that this will translate into increased demand for our Managed Public School Programs. The independent governing authorities of the virtual charter schools that contract with us are also taking different approaches to virtual education depending upon their own charter school goals. This is reflected in the nature of the agreements we have with those boards and the level of management services that meet their needs. For example, due to our experience and expertise in the integration of all the components necessary to operate a Managed Public School Program, such turnkey arrangements are attractive to many charter school boards.  Conversely, a school board may decide at renewal to transition to a self‑managed model. While these schools continue to purchase our curriculum and some of our management and technology services, they assume more of the operational and academic accountability obligations. In some Managed Public School Programs, full responsibility for academic performance resides with the governing authority or school board which employs the Head of School.

Virtual Public Schools

The majority of our revenue is derived from long‑term service agreements with the governing authorities of the virtual public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative management, technology and academic support services. Full‑time virtual public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by certified teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face‑to‑face (in a non‑managed virtual public school, the level of instructional and/or academic support management, technology services, and academic support services varies or may not be provided depending on the needs of the school). In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Virtual public school students are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school‑level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

Virtual public schools managed by K12 serve K‑12 students, principally utilize the K12 core curriculum and attract both mainstream and other types of learners. These virtual public schools operate under different brands including Virtual Academies (our original full-time Managed Public School Program), Insight schools (which tend to focus on particular student segments, such as only middle and high school grade levels, at-risk students and career readiness programs), and iQ Academies (which are typically only partially‑managed by us, with responsibility for academic program and regulatory compliance resting with the host school or school district). We also manage career and technical education‑focused online high schools designed to give students a head start on their career goals by earning college credits and workplace experiences.

Blended Public Schools

In addition to our full‑time virtual public schools, we offer a variety of management and support services and sell our products to blended public schools, which are public schools that combine online and face‑to‑face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center.

In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self‑paced, individualized instruction and greater scheduling flexibility.  Our blended schools bring students and teachers physically together more often than a purely online program.

In some blended schools we manage, such as the Chicago Virtual Charter School, students attend a learning center on a part‑time basis, where they receive face‑to‑face instruction, in addition to their online virtual curriculum and instruction.

Institutional

Our Institutional business consists of: (i) Non‑managed Public School Programs; and (ii) Institutional software and services. Public schools and school districts are increasingly adopting these online solutions to launch new learning models, cost‑effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. State education funds traditionally allocated for textbook and print materials are now also being authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. To address these growing needs, our Institutional business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full‑time Non‑managed Public School Programs to individual course sales and other options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional business is to partner primarily with U.S.‑based public schools and school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning. Our FuelEd suite of offerings has grown and includes K12 curriculum, FuelEd Online Courses, FuelEd Anywhere Learning Systems, Middlebury Interactive Languages, LTS Education Systems, LearnBop and Career Pathways curriculum. Our extensive catalog of online curricula can address specific student needs, including AP, honors programs, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer state‑certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

In addition to our extensive curricula catalog, our Institutional business offers the PEAK platform and PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single‑user interface, multiple, independent online solutions. Schools can enroll students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. The PEAK Library currently supports the K12 curriculum portfolio and teachers can build and modify assignments, assessments and courses to augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third‑party solutions, open educational resources and district and teacher‑created content. For students, teachers and administrators, PEAK eliminates the complexity of managing multiple accounts and roles and provides a consistent online environment for full‑time, credit recovery, world languages or blended classroom programs. We believe increasing ease‑of‑use for administrators and teachers is a critical factor in improving student support and therefore, improving student outcomes. PEAK addresses this need by serving all of the online instructional needs of a school or district in an integrated, data‑driven manner.

For the 2016-17 school year, we served school districts or individual schools in all 50 states and the District of Columbia through our Institutional business. Based upon school districts’ and academic administrators’ growing acceptance of online learning and desire for cost efficient, integrated and flexible educational solutions, we believe that the direct‑to‑district distribution channel offers further significant growth potential.

Private Pay Schools and Other

International and Private Pay Schools

We operate three different private schools that meet the needs of students ranging from correspondence courses to college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma.  For the 2016-17 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

We operate the K12 International Academy, an online private school that serves students in both the United States and overseas. Through the K12 International Academy, students may study in a full-time academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part‑time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including online clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

The Keystone School (“Keystone”) is a private school that has been providing home‑based education and distance learning for over 35 years. Students attend Keystone for middle and high school on a full or part‑time basis. It serves students through online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our FuelEd curriculum and offers a lower‑cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and AdvancED.

The George Washington University Online High School is operated in cooperation with the George Washington University. The program, which launched in the 2011‑12 school year, offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The school also provides extensive counseling throughout the high school years to help students make academic and extracurricular choices and maximize their future potential. The school is accredited by the Middle States Association—Commission on Elementary and Secondary Schools.

Consumer Sales

We also sell individual K-8 online courses and supplemental educational products directly to families. These purchasers desire to educate their children as homeschoolers, outside of the traditional school system or to supplement their child’s existing public or private school education without the aid of an online teacher. Customers of our consumer products have the option of purchasing a complete grade‑level curriculum for grades K-8, individual courses, or a variety of other supplemental products, covering various subjects depending on their child’s needs. Typical applications include summer school course work, home schooling and educational supplements.

Our Business Strategy

We are committed to maximizing every child’s potential by personalizing their educational experience, delivering a quality education to schools and their students, and supporting our customers in their quest to improve academic outcomes and prepare them for college and career readiness. In furtherance of those objectives, we plan to continue investing in our curriculum and learning systems. These investments include initiatives to create and deploy a next generation curriculum and learning platform, improve the effectiveness of our school workforce, develop new instructional approaches to increase student and parental engagement, and improve our systems and security architecture. This strategy consists of the following key elements:

Deliver better student outcomes.  We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we will: (i) invest in training and professional development for teachers and school leaders; (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, virtual science labs, AP test prep, specialized cohort academies and Family Academic Support Team (“FAST”) initiatives; (iii) enhance our curriculum to make it more engaging, adaptive and available to all students anywhere; and (iv) update our content as state standards and state assessments change. We will also focus our marketing and enrollment efforts on helping students and families understand the unique demands and challenges of the online learning environment. We believe a better understanding by parents and students will better prepare students for the work and improve their chance at academic success.

Improve student retention in our virtual schools.  To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual schools because families have the option of enrolling their children in a brick and mortar school or another virtual school. We therefore continue to refine our marketing programs to attract students who are most likely to succeed in a non‑classroom based environment with the expectation of increasing academic success and student retention, recognizing that all students are eligible to enroll consistent with state requirements (e.g. enrollment caps, prior public school student). Once students are enrolled, programs such as Strong Start and FAST implement early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and ultimately give students a better chance at academic success.

Introduce New and Improved Products and Services.  We intend to continue to expand our product line and offerings, both internally and through licensing or strategic acquisitions of products that address gaps in our current portfolio, including pursuing development and greater use of curriculum and platforms accessible from tablet and mobile devices and leveraging adaptive learning technologies and solutions. In addition, we are endeavoring to serve new charter schools that attract students who are seeking career and technical education.

Increase Enrollments at Existing Virtual and Blended Public Schools. Some state regulations and school governing authorities and districts limit or cap student enrollment or enrollment growth. At the direction of our school board and school district customers, we will seek to provide an opportunity for more students to attend these schools, and support their efforts to work with legislators, state departments of education, educators and parents to remove those enrollment caps.

Expand Virtual and Blended Public School Presence into Additional States and Cities.  As laws change and opportunities arise, we work with states and school districts to authorize and establish new virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, management services, and other related offerings.

Accelerate Institutional Business.  The breadth of our FuelEd catalog, now ranging from pre‑K to 12th grade, our instructional capabilities and our capacity to simplify a school district’s management of multiple digital programs and vendors through our PEAK technology platform, are the key drivers for Institutional business growth. We will continue to work to accelerate the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and personalized learning for their students. We will continue to seek acquisitions of businesses that expand FuelEd’s distribution and product portfolio, improve our platform and capabilities, and allow us to enter new markets to serve every child who is interested in the benefits of digital learning.

Add Enrollments in Our Private Schools.  We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs and by solicitation of partnerships with traditional brick and mortar private schools.

Pursue International Opportunities to Offer Our Learning Systems.  We believe there is strong worldwide demand for high‑quality, online education from U.S. families living abroad, foreign students who seek a U.S.‑style of education and the schools and school systems that serve them in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning systems ideal for use internationally.

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

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue opportunities with highly‑respected institutions where we can be a valued‑added partner or contribute our expertise in curriculum development and educational services to serve more students.

Products and Services

Educational Philosophy

A primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including alignment to all state adopted standards and assessments (tests which are designed to measure specific elements of learning) and with states that have adopted the Common Core State Standards (“CCSS”) and the Common Core Assessments. We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

The design, development and delivery of our products and services are grounded in the following set of guiding principles:

•

To deliver learning systems that are designed to help drive academic success and student engagement.  Our programs include a wide variety of curriculum and course options, onboarding programs to support our families and schools, as well as tools to support the overall engagement and student management.

•

Employ Technology Appropriately for Learning.  All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where it is appropriate and can enhance the learning process, with the amount of online content increasing at higher grades. In addition to online content, our curriculum includes a rich mix of courses with and without materials. Furthermore, teachers utilize a variety of collaboration and communication tools to help support student and family communication. We believe our balanced use of technology and more traditional approaches helps to maximize the effectiveness of our learning systems.

•

Assess Objectives to Ensure Mastery.  Ongoing assessments are the most effective way to evaluate a student’s mastery of a lesson or concept. To facilitate effective assessment, our curriculum states clear objectives for each lesson. Throughout a course, every student’s progress is assessed at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well‑timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.

•

Individualized Learning.  We seek to create engaging curriculum content to capture a student’s attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility. Certain adaptive learning features are being integrated into some curricular products, which can individualize lessons based on the level of student comprehension.

•

Prioritize Important, Rigorous Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view. Greater instructional effort is focused on the most important and most challenging concepts (as revealed by experience and research). We use existing research, feedback from parents and students, and experienced teacher judgments to determine these priorities, to modify our learning systems to guide the allocation of each student’s time and effort, and to align with evolving state curriculum and testing blueprints.

•

Facilitate Flexibility to Accommodate Variations in Ability.  We believe that each student should have access to a variety of instructional solutions that help challenge each student appropriately. Generally, meaningful progress for most students is to complete one academic year’s curriculum within a traditional school year. Our learning systems are designed to facilitate this flexibility to motivate and challenge each student to master each lesson.

•

Ensure Fundamental Content Soundness.  Our highly credentialed subject matter experts or “Content Specialists” bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from over 65 national and international subject‑area associations.

•

Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

Our fundamental goal for every child who enrolls in a virtual public or private school managed by us, or a program offered through a school district or a Non‑managed school, is to improve his or her academic performance. In fiscal year 2017, we published our 2016 K12 Annual Academic Report (“2016 Academic Report”) which is available at http://k12.com/academic-report. The 2016 Academic Report was expanded to include all Managed Public School Programs with reported state test results as well as additional results from key high school assessments.  By analyzing and communicating the results of our efforts, we aim to provide data for school boards and parents as they exercise school choice options, and to help educators working to improve academic achievement for every child in our increasingly diverse schools. The test results included in our 2016 Academic Report that were aligned to new state standards and based on different definitions of proficiency cannot be compared to scores on state tests from previous years. To provide a more meaningful report, we only included year-over-year results for schools that had not experienced a testing program change over the prior year, we organized our analyses into groups according to test type and we reported data in context by comparing performance at school and state levels.  We believe that none of our competitors serving virtual public schools publishes this volume or depth of academic performance data and analytics.

Each of the jurisdictions in which we manage virtual public schools measures academic performance using different state accountability methods. A number of states have adopted the Common Core State Standards for curriculum content and one of the two online assessment methods aligned to those standards, the Smarter Balanced Assessment Consortium (“SBAC”) or the Partnership for Assessment of Readiness for College and Careers (“PARCC”). However, as of school year 2016-17, a majority of the states in which we operate rely on their own state‑developed standards and assessments or commercially available assessments. Some states use a combination of a state‑developed test and either the PARCC or SBAC test, while other states in which we operate never adopted the CCSS, including Virginia and Texas.

In the 2014‑2015 school year, many states changed their required assessments. Across all K12 public school programs, only eight states did not change their state required tests in 2014‑2015: Iowa, Minnesota, Oklahoma, Tennessee, Texas, Utah, Virginia, and Wyoming. The changes in state tests were in part a consequence of the Common Core State Standards, initially released in 2010. In that year, most states began the process of adopting the Common Core standards, encouraged by the federal grant program called Race to the Top, which favored applicants that agreed to adopt Common Core. The new content standards required new assessments, so to develop assessments aligned to the Common Core, the federal government funded two testing consortia, the PARCC and the SBAC. At one time, 24 states and the District of Columbia were signed on to administer the PARCC assessments. However, in the 2014‑2015 school year, only the District of Columbia and 10 states fully administered the PARCC assessments. The Education Commission of the States notes that in 2015‑2016, only six states and the District of Columbia used the PARCC assessments. While the SBAC consortium has experienced fewer withdrawals, its members decreased to 15 states that administered the full SBAC assessment in the 2015‑2016 school year. For the 2016-17 school year, 7 states administered the PARCC assessment and 14 states administered the SBAC assessment. Fewer states changed their state-developed assessments from the 2015-16 to 2016-17 school year than the previous year.

We share the view taken by many states that assessing a student’s academic performance by his or her learning growth is a more accurate measure of a school’s effectiveness than attaining a static proficiency score. Most of our schools administer nationally‑recognized interim and/or benchmark assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from the successful schools we manage and from other high performing schools across the country, we have implemented a standardized academic framework across all of the Managed Public School Programs that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student‑level data. As part of the academic framework, schools implement plans to collect student‑level data throughout the year from three types of assessments: diagnostic, formative interim, and summative. Baseline assessments are used to determine a student’s academic strengths and weaknesses and are administered at the beginning of the school year or when a student enrolls. Formative interim assessments are administered throughout the year to assess student mastery of the state standards and objectives. Summative assessments measure student learning at culminating points in a student’s academic career, such as the end of the semester or the end of the school year. In most cases, state tests serve as the summative assessment for schools. We provide recommendations for benchmark and interim formative assessments based on state standards and state assessments. In several cases charter authorizers, district partners or departments of education require specific assessments.

In addition to the complexities involved in measuring academic performance of students, we believe the virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under‑credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students eligible for free or reduced‑price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced‑price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs, such as Strong Start and FAST. To monitor student learning progress during the school year, we are using multiple equivalent assessments at the lesson, unit and semester level to ensure that our measurement of mastery is reliable and valid, introducing more synchronous sessions for at risk students, and using data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

In furtherance of our goal to improve academic performance, in fiscal year 2014 we established an Academic Committee of the K12 Board of Directors comprised of three members. The primary role of the Academic Committee is to make recommendations and assist management in discharging its responsibility to ensure continuous improvement in academic outcomes for the public and private schools served by K12. With input and oversight from the Academic Committee, the education experts who are members of our K12 Educational Advisory Committee (“EAC”), formed in 2013, will further improve our focus on academic achievement and growth goals as well as advising us on specific tactics to be successful in these areas. The EAC met 3 times in fiscal year 2017. The members of our EAC are:

•	Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts
•	Ms. Millie Fornell, former Chief of Staff, Miami‑Dade School District
•	Ms. Ann Foster, former Senior Vice President Strategy, Business Development and Connected Learning for Harcourt Education Group
•	Dr. Beverly Hutton, Executive Director of the National Association of Secondary School Principals
•	Dr. Andrew Porter, former Dean of the Graduate School of Education, University of Pennsylvania
•	Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning Programs
•	Dr. Anne Mendenhall, chair of the Nevada Virtual Academy board

Our Products

Our product approach is to continue investing in curriculum and technology to educate students more effectively and efficiently. Much of our investment has been in the development of K‑12 online courses and management systems. We are planning specialized courses and programs designed to remediate the rapidly increasing number of students who are enrolling in schools behind grade level. Specifically, we are making, licensing or acquiring more individualized learning programs for students using adaptive learning technology, which requires a significant financial commitment to license or acquire, integrate and develop a specialized curriculum and a complex database.

As school districts confront the same issues that we are experiencing in managed public schools, we believe that our products could have applicability across a broader range of schools. We are continuing to develop new courses and materials aimed at engaging a broad spectrum of learners.

In addition, our PEAK system provides school districts and administrators a better way to manage their online education programs and content. In 2014, we entered into an agreement to transition our high school learning management system (“LMS”) to Desire2Learn, a pioneer in next‑generation digital education systems. During school year 2015‑16, we migrated the virtual high schools we manage to this new platform, and it is anticipated that the migration for middle school will be completed in time for school year 2017-2018. The new online high school and middle school LMS was designed to empower, engage, and help students achieve better academic results.  The new user experience includes planning features that help students advance through their schoolwork, as well as course management tools that allow teachers to tailor a curriculum that best meets the unique needs of their students, and a host of other features.

Just as we pioneered the development of virtual schools, we are resolved to address the most challenging educational needs facing schools and districts. Our goal is to assist teachers, schools and districts in implementing individualized education programs to better serve their students. This can take a variety of forms including turn‑key solutions, partnerships, vendor relationships, enterprise licenses, and purchases of curriculum and services.

Curriculum

K12 has one of the largest digital curriculum portfolios for the K‑12 online education industry. The K12 curriculum consists of a variety of online lessons and resources, offline instructional kits and materials and lesson guides. A single year‑long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace. We have a broad‑based curriculum that includes courses across kindergarten, elementary, middle and high school, including world languages.

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

Online Lessons.  For school year 2016-17, our K12 online lessons were accessed by K‑5 students through a proprietary learning management platform, which we call our Online School (“OLS”). Lessons are accessed through a third‑party platform by high school students, as well as a number of other common industry platforms for students who access our FuelEd Online Courses. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands‑on materials, to create an engaging, responsive and highly‑effective curriculum. The formative and periodic summative, online assessments help ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assignments and assessments, are also included.

Learning Kits.  Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K‑8 student receives a shipment of materials, including textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. We have also created and/or converted additional K12 textbooks and resources used across our courses into an electronic format, enabling us to offer options to enhance the student experience without physical books.

Lesson Guides.  Our courses are generally paired with a lesson guide and/or teacher resources. These resources are designed to work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Pre‑K and K‑8 Courses

From pre‑kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: English language arts, mathematics, science, history, art, music and world languages. Our online curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; our pre‑K offering, which we refer to as EmbarK12, introduces students to core subjects through cross‑curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas—the “big ideas” that each student will need to master the major subject areas, meet state standards, including those formulated as the CCSS, and complete more advanced coursework. Unlike a traditional classroom education, and in conjunction with school teachers and counselors, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area.

Our K12 elementary language arts program is designed to deliver increased interactivity and make instruction even more engaging and efficient while integrating rewards, interactive practice and a virtual world. These courses support students at various skill levels via targeted, timely remediation, embody CCSS and include significant media integration. In addition, the flexibility of our learning systems allows us to tailor our curriculum to state specific requirements. For example, we have developed a large catalog of courses specifically created for the public school standards in 20 states; we are aligning our courses to the CCSS and the Common Core Assessments; and in addition to the ongoing evolution of our K‑5 Math+ program, we have also created custom Math+ sequences to serve specific state needs.

High School Courses

The curriculum available to high school students is much broader and varies from student to student, largely as a result of the increased flexibility in course selection available to high school students. Students also are able to select from a wide range of electives. We have augmented our lab program for lab science courses with the creation of alternate kit‑free science labs as an augmentation or alternative for our formerly kit‑based high school science labs in order to provide a more flexible and robust lab program across our physical science, earth science, biology, chemistry and physics courses. Our overall lab program now includes traditional kit‑based labs based on either shipped‑in or household materials, virtual labs, video‑based labs, data‑collection and data‑manipulation labs, and field studies. This array provides schools with additional materials flexibility, and integrates diverse modalities directly into our science curriculum to promote conceptual mastery. Across all subject areas, the K12 proprietary core curriculum accounts for more than three quarters of our high school course enrollments. As standards change, we align our courses to the CCSS and the Common Core Assessments as well as various evolving state standards. We have already released over 40 new courses to help support our focus on career and technical education, and we are planning to launch another 46 courses for school year 2017-2018.

FuelEd Online Courses.  We also offer curriculum to schools and school districts marketed as our FuelEd Online Courses product line. Most FuelEd Online Courses are aligned to state and national standards, including many to the CCSS, and include a large number of courses for middle and high school students, featuring core, AP, elective and credit recovery courses. FuelEd’s Online Courses are developed by subject matter experts, designed by multimedia teams and may be taught by Company‑provided instructors at the customers’ option. FuelEd classes are primarily delivered over the Internet in a classroom or virtual setting, and use a variety of interactive elements to keep students engaged. A deep understanding of K‑12 pedagogy, as well as the human factors associated with online technology, is integrated into FuelEd’s courses. New to the FuelEd offerings this year are adaptive credit recovery courses in math, English, physical education, health, and world languages.

Middlebury Interactive Languages.  We offer digital world language courses and residential summer language academies through MIL, which became a wholly-owned subsidiary in FY 2017 through our purchase of Middlebury College’s interest in the joint venture. As part of that transaction, we retained the right to use the MIL name in its products through April 2028. In addition, we secured the right to use the MIL name in marketing materials through December 2019. These offerings include immersive language courses for K‑12 students based on Middlebury College’s pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age‑appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. We offer Chinese, French, German and Spanish courses for elementary, middle and high school students. In addition, MIL has developed a summer English language learner (“ELL”) curriculum and new, digital, supplemental ELL courses for middle and high school students to be used in a blended environment. MIL also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in Vermont, as well as in France, Spain and China in their respective local languages.

Innovative Learning Applications

In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to leverage new technologies to adapt our curriculum to new devices and platforms while developing algorithms and models to build an adaptive curriculum.

•

Mobile Device Learning:  We offer mobile applications that create the ability for a student to learn “on‑the‑go,” allowing for more continuous learning, engagement and mastery of content. In addition, we rolled out our first fully mobile‑enabled courseware in the fall of 2014 and have developed a core mobile catalog of courses.
•

Interactive Games:  An active educational games initiative is delivering new methods for engagement, practice and review of K‑12 concepts, including: narrative/immersive styles, rewards, persistent data, and complex algorithms. In fiscal year 2016, we acquired a game-based learning system that is designed to help students accelerate learning and practice on state standards. These games make use of extensive research and educational best practices and address targeted learning objectives.

•

Virtual Labs:  We have delivered alternatives for our educational partners who desire materials‑free curriculum. This includes converting many of our existing materials‑based high school science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a virtual lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.

•

eBook and Digital Book Distribution:  Through fiscal year 2017, we have created or converted additional K12 textbooks used across our courses into an electronic format, including textbooks, reference guides, literature readers and lab manuals. This digital delivery ability enables us to offer options to our customers via interactive online books that enhance the student’s reading experience, reinforce the student’s learning approach and create a new method for delivering book and print materials. Each offline book is converted into an electronic book format with a custom user interface to be viewed via a standard web browser or a commercially available electronic reader (e.g. Kindle, Nook).

•

Adaptive Learning:  We offer certain courses that are adaptive, which enable individualized learning experiences as the course “adapts” at key points to student behavior and input. Based on assessment results or individual activity, these courses can automatically route students to an alternate explanation, additional practice or remediation on a prerequisite skill or crucial concept. In addition to remediation, the capability allows students to accelerate past previously mastered concepts, giving skillful students time for more challenging work. Our new Summit curriculum provides differentiated paths to our students depending on the mastery of specific objectives within the curriculum. Our MARK[12] reading remediation product captures individual students’ successes and challenges as they practice phonemic awareness, alphabetic principles, accuracy and fluency, vocabulary and comprehension. The program serves the individual student more exercises, practice and review in areas of difficulty. Adaptation in this way tailors the instruction automatically for each student, making learning experiences more efficient and effective by building into the course the logic an expert teacher or tutor uses to differentiate instruction.

•

Engaging Videos:  We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. For example, we introduce concepts in our Summit math curriculum with a 60 second video that illustrates the application of a specific math concept in practical applications to provide context for students.

Learning Management Systems

For our K12 curriculum users in grades K‑5 in school year 2016-17, we provided a proprietary learning management system, our OLS platform. The OLS platform is a significant part of our ongoing effort to provide a productive learning experience for students. The OLS platform is a web‑based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student’s progress. The OLS platform is also the central system through which students, parents, teachers and administrators interact using an integrated email solution and Class Connect (our integrated synchronous session scheduler).

•

Lesson Planning and Scheduling Tools.  During a school year, a typical full-time K-5 student will complete hundreds of lessons across six or more subject areas. In the OLS platform, our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS platform. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child’s needs.

•

Progress Tracking Tools.  Once a schedule has been established, the OLS platform delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our tracking tool regarding attendance and other pertinent data are transferred to our proprietary TotalView system for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high quality instruction and intervention aligned to student needs.

In fiscal year 2014, we entered into a strategic license agreement with Desire2Learn, a pioneer in next‑generation digital education systems and learning platforms. At the beginning of school year 2015‑16, we implemented this new virtual learning platform at the high schools we serve and we extended the platform to the middle schools we serve in school year 2016-17. Similar to our OLS platform, this new platform enables lesson planning, scheduling, tracking student progress and conducting assessments. The platform is used by over 50 K‑12 organizations, and provides an industry‑leading student experience which should help us improve student engagement, retention and outcomes for the Managed Public School Programs we serve.

The new platform helps us deliver a more personalized experience to our students and teachers. The intuitive experience enables students to access pertinent information more easily. This platform also includes an assessment tracking tool that enables teachers to easily view assessment data for their students so that they can proactively provide additional instruction to students as needed. Our assessment tools help us improve learning programs by providing information on the effectiveness of instructional activities and curriculum. Furthermore, our learning programs make use of a variety of formative and summative assessment instruments:

•	Lesson assessments that verify mastery of the objectives for that lesson and help determine whether further study of the lesson is necessary.
•	Unit assessments that show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before progressing.
•	Semester assessments that verify student mastery of key learning objectives for the semester.

The platform also provides additional tools and reports that enable teachers to have better insights into students’ progress and enable students to manage their day more effectively.

TotalView

TotalView is our proprietary student information system. TotalView is integrated with the OLS, the Desire2Learn system, and several other proprietary systems including our online enrollment system that allows parents to complete school enrollment forms online and our Order Management System that generates orders for learning kits and computers to be delivered to students. TotalView stores student specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. The TotalView suite of online applications provides administrators, teachers, parents and students a unified view of student attendance, communications, and learning kit shipment tracking.

TotalView also includes an enrollment processing and tracking tool that allows us to closely monitor and manage the enrollment process for new students. Over the past several years, we have enhanced TotalView with additional functionality to better support the operation of the virtual and blended public schools.

PEAK

Institutional business offers an innovative platform called PEAK and the PEAK Library. PEAK is a proprietary software system designed to centrally manage in a single‑user interface multiple, independent online school‑based functions. Schools can enroll and activate students, assign courses and teachers, and then manage the learning experience with easy to use reporting and analytics on student progress. In addition, through the PEAK Library, teachers can build and modify assignments, assessments and courses and can augment classroom instruction and develop lessons for sharing across the school district. PEAK also has the capability to support other third‑party solutions, open educational resources and district and teacher‑created content. In fiscal year 2017, PEAK served nearly 900 school districts and school partners and nearly 400,000 students. As more districts adopt online learning, they are demanding more control and flexibility in managing their programs. PEAK provides extensive capabilities for districts wanting to operate multiple solutions or catalogs from a single application and offers rich personalization features that can be managed at the district, school or teacher level.

Our Services

We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into: academic support services; and management and technology services.

Academic Support Services

Teachers and Related Services.  Teachers are critical to students’ educational success. Many teachers in the virtual and blended public schools that we manage are employed by the school, with the ultimate authority over these teachers residing with the school’s governing body, including final hiring and termination decisions. As part of our service agreements, we typically are engaged to recruit, train and provide management support for these school‑employed teachers. For our Institutional business customers, we provide instructors as needed using our staff of state‑certified teachers and trainers.

We use a rigorous evaluation process for making teacher hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state’s requirements for designation as a “Highly Qualified Teacher.” We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one‑on‑one student‑teacher and parent‑teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families. We assess these teacher characteristics by requiring teachers to deliver and record a sample lesson on our online platform and answer questions both via video and essay as part of the hiring screening process. Throughout a teacher’s employment in a managed program, we provide tools for teacher management and evaluation.  In most managed public schools, we are also piloting an instructional coaching program, where experienced teachers provide coaching to other teachers to help improve the quality of instruction in the schools.

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

Advanced and Special Education Services.  We believe that our learning systems can be appropriate to address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students requiring special attention, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who supports the special education programs at the schools we serve. While compliance with federal and state special education laws resides primarily with our managed public school customers, we periodically review and, in cooperation with the schools, may assist and facilitate the development and implementation of Individualized Education Plans for students with special needs and for English Language Learners (“ELL”). Each student with special needs is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program.

Supporting Academically At‑Risk Learners.  Our objective is to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same‑age peers. To that end, students are given both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support and measure the effectiveness of the support. We also offer a program designed for academically at‑risk students, particularly those who have previously dropped out of high school, and which includes more counseling and support services.

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

During school year 2016-17, we completed our two-year nationwide rollout of Students First. Students First is a series of programs that encompass the entire student experience, from on-boarding to personalized outreach to academic and support services for struggling students and surveys for gauging satisfaction and adapting support services.

We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start student onboarding program, we offered a diagnostic assessment tool that a number of Managed Public School Programs have utilized to develop targeted instructional plans for new students who often start school with us before their academic records arrive. In addition, we offer the FAST program in many of the Managed Public School Programs. The purpose of FAST is to help students prepare for their online learning experience by assisting them with non-academic barriers.

Management and Technology Services

Turn‑key Services.  For most Managed Public School Programs, we provide a turn‑key suite of services whereby we take responsibility for all aspects of the management of the schools, including the provision of online curriculum and lesson materials, monitoring academic achievement, teacher hiring recommendations and training, financial management and regulatory compliance, marketing and enrollment support, and provision of computers and other required products and services.

Accreditation.  In 2013, AdvancED renewed our corporate accreditation for another five years. AdvancED is a non‑profit organization that serves more than 30,000 public and private schools and districts across the United States. It was created by the merger of the preK‑12 divisions of the North Central Accreditation Association Commission on Accreditation and School Improvement and the Southern Association of Colleges and Schools Council on Accreditation and School Improvement, and the subsequent addition of the Northwest Accreditation Commission. Many of the schools we manage also maintain school accreditation through AdvancED and also through regional accreditations with other accrediting associations.

Compliance and Tracking Services.  Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as applicable charter provisions or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and administer proctored state tests. Further, as we have expanded into new states, our processes have grown increasingly robust. In fiscal year 2014, we created the position of Chief School Compliance Officer (“CSCO”) to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and advises our managed public schools on applicable regulatory policies, practices and procedures. The CSCO provides a school compliance report semi‑annually to the Audit Committee, or more frequently on various matters as requested by the Committee.

Financial Management Services.  For the schools we manage, we oversee the preparation of the annual budget and coordinate with the school’s governing body to determine its annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, and arrange for external audits and support state and local financial compliance reporting by the schools.

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K‑12 virtual and blended public schools, and school districts. These companies include Pearson PLC (Connections Academy and Advanced Academics), Lincoln Learning Solutions, Inspire Charter Schools, and Charter Schools USA, among others. We also face competition from online and print curriculum developers. The online curriculum providers include Apex Learning Inc., Curriculum Associates, Achieve 3000, Edgenuity Inc., Glynlyon, Inc., Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers including Houghton Mifflin Harcourt, McGraw‑Hill Companies and Pearson PLC. Other competing online curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and LearnZillion, Inc., offer a “freemium” model which provides curriculum at no charge but charges for additional products or services and certain other providers. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private school students. Additionally, we compete with state‑administered online programs such as Florida Virtual School.

We believe that the primary factors on which we compete are:

•	extensive experience in, and understanding of, K‑12 virtual schooling;
•	track record of student academic gains and customer satisfaction;
•	quality of integrated curriculum and materials with an online delivery platform;
•	qualifications, experience and training teachers for online instruction;
•	comprehensiveness of school management and student support services;
•	platform designed to allow school district partners to centrally manage multiple online solutions;
•	integrated K‑12 solutions, with components designed and built to work together;
•	ability to scale across our lines of business; and

•	sophisticated government affairs knowledge and experience in virtual school regulatory environments.

Broadly speaking, we participate in the market for K‑12 education. In states where we enter into long‑term service agreements to manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K‑12 virtual public schools serve only high school students; others serve the elementary and middle school students, and some serve both. There are also providers of online virtual K‑12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English‑based K‑12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

We seek to increase public awareness of the educational and fiscal benefits of our online learning options through full‑time virtual and blended instructional models as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

Our student recruitment and marketing team is focused on promoting the K-12 online education category and generating enrollments for the Company’s virtual school customers within that category.  This is achieved by creating awareness among families with K-12 students through integrated marketing campaigns that include offline and digital media, as well as web assets. These campaigns are continuously optimized using data analytics and market research. In addition, the marketing team assists in enhancing the onboarding experience of new students to online schooling.

Operations

The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses may receive multiple textbooks, art supplies, laboratory supplies (e.g. microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course‑specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized.

Over our 17 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into an order to build the corresponding individualized learning kit. As a result, we believe we have an end‑to‑end warehousing and fulfillment operation that will cost‑effectively scale as the business grows in scope and complexity.

For many of our virtual and blended public school customers, we attempt to reclaim any materials that could be cost‑effectively re‑utilized in the next school year. These items, once returned to our fulfillment centers, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs. Our fulfillment activities are highly seasonal, and are centered on the start of school in August or September. Accordingly, approximately

77% of our annual materials inventory is received between March and June and approximately 73% of shipments to customers occur between June and September. In order to ensure that students in virtual and blended public schools have access to our OLS, we often provide students with a computer, where applicable or required and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers upon termination of their enrollment or withdrawal from the school in which they are enrolled.

Technology

Our online learning systems, along with our back office support systems, are built on our proprietary Service Oriented Architecture (“SOA”) to ensure high availability and redundancy. The flexibility and security enabled by our SOA are the core principles of our systems’ foundation.

Service Oriented Architecture.  All of our systems leverage our SOA that is built on top of proven Enterprise Technologies. The SOA allows us to develop iterative solutions expeditiously to meet both present and future market needs. Our high availability and scalability are also facilitated by this architecture. The SOA also enables integration with third‑party solutions in our platform with ease and efficiency.

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

Cybersecurity. Our cybersecurity measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server‑to‑server accessibility is strictly controlled and monitored. We also have engaged an outside firm to assist with traffic that may target our services and systems. We protect sensitive information and meet regulatory and contractual commitments through policy and control governance that is validated on a semi‑annual basis. We maintain a layered security architecture and regularly retain third parties to test our networks, servers and applications for vulnerabilities. We manage a business‑centric information security program that is tailored for our constantly changing IT compliance and information security threat landscape.

Physical Infrastructure.  We utilize leading vendors to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near‑real time data replication from our primary data center. We routinely monitor our physical infrastructure for security, availability and performance.

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

We grant licenses to individuals to use our software and access our online learning systems. Similarly, schools are granted licenses to utilize our online learning systems and to access TotalView and our other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Employees

As of June 30, 2017, we had approximately 4,750 employees, including approximately 2,500 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 2,200 teachers who are employed by virtual or blended public schools that we manage under turn‑key solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

Corporate Information

Our principal executive office is located at 2300 Corporate Park Drive, Herndon, Virginia 20171 and our telephone number is (703) 483‑7000. Our website address is www.K12.com.

Available Information

We make available, free of charge through our website, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), promptly after they are electronically filed with the Securities and Exchange Commission (the “SEC”). Our earnings conference calls are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. Information contained on our website is expressly not incorporated by reference into this Annual Report.

REGULATION

We and the virtual and blended public schools that we serve are subject to regulation by and laws of each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, as well as the applicable funding mechanisms for the schools. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low‑income families, these schools also become subject to additional federal regulation.

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

Obtaining new legislation in the remaining states where we do not have virtual and blended public schools can be a protracted and uncertain process. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and policy climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors including, but not limited to, the regulations of the state educational authorities, whether the overall policy environment is amenable to school choice, whether current funding levels for virtual school and blended schools enrollments are adequate and accessible, and the presence of non‑profit and for‑profit competitors in the state.

State Laws and Regulations Applicable to Virtual and Blended Public Schools.  Virtual and blended public schools that purchase our curriculum and management services are often governed and overseen by a non‑profit or a local or state education agency, such as an independent public charter school board, local school district or state education authority. We generally receive funds for products and services rendered to operate virtual public schools or blended schools under detailed service agreements with that governing authority. Virtual and blended public schools are typically funded by state or local governments on a per student basis. A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

To be eligible for state funding, some states require that virtual and blended public schools be organized as not‑for‑profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended (the “Code”). The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for‑profit management companies. The board or governing authority of the not‑for‑profit virtual or blended public school must retain ultimate accountability and control for the school’s operations to retain its tax‑exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual and blended public schools are therefore structured to ensure the full independence of the not‑for‑profit board and preserve its arms‑length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

Laws and regulations affect many aspects of operating a virtual or blended public school. They can dictate the content and sequence of the curriculum, the methods for counting student enrollments for funding purposes, graduation requirements, use of approved textbooks, the length of the school year and the school day, the accessibility of curriculum and technology to students with disabilities, teacher to student ratios, specific credentialing of teachers and administrators, the assessment of student performance and any accountability requirements. In addition, a virtual or blended public school may be obligated to comply with states’ requirements to offer programs for specific populations, such as students at risk of dropping out of school, advanced and talented students, non‑English speaking students, pre‑kindergarten students and students with disabilities. Tutoring services and the use of technology may also be regulated. Other state laws and regulations may affect the school’s compulsory attendance requirements, treatment of absences and make‑up work, and access by parents to student records and teaching and testing materials.

In addition to federal laws protecting the privacy of student education records, a growing number of states are enacting laws to protect the privacy of student data and to guard against its misuse. As a general matter these laws are designed to prevent third‑party vendors to schools from using student data for non‑educational purposes and ensuring the security of personally identifiable information. In addition, virtual or blended public schools may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

States have laws and regulations concerning certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.

As with any public school, virtual and blended public schools must comply with state laws and regulations applicable to governmental entities, such as open meetings or sunshine laws, which may require the board of trustees of a virtual or blended public school to provide advance public notice of and hold its meetings open to the public unless an exception in the law allows an executive session. Failure to comply with these requirements may lead to personal civil and/or criminal penalties for board members or officers or the invalidation of actions taken during meetings that were not properly noticed and open to the public. Virtual and blended public schools must also comply with public information or open records laws, which require them to make school records available for public inspection, review and copying unless a specific exemption in the law applies. Additionally, laws pertaining to records privacy and retention and to standards for maintenance of records apply to virtual and blended public schools.

Other types of regulation applicable to virtual and blended public schools include restrictions on the use of public funds, the types of investments made with public funds, the collection of and use of student fees, accounting and financial management, and marketing practices.

There remains uncertainty about the extent to which virtual and blended public schools we serve may be required to comply with state laws and regulations applicable to traditional public schools because the concept of virtual and blended public schools is still evolving, especially as technology advances. Although we receive state funds indirectly, according to the terms of each service agreement with the local public school entity, our receipt of state funds subjects us to extensive state regulation and scrutiny. States routinely conduct audits of these schools, to verify enrollment, attendance, information technology security, fiscal accountability, special education services and other regulatory issues. While we may believe that a virtual public school or blended school we serve is compliant with state law, an agency’s different interpretation of law in a particular state, or the application of facts to such law, could result in findings of non‑compliance, potentially affecting future funding or repayment of past funding.

Regulations Restricting Virtual and Blended Public School Growth and Funding.  As a public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual and blended public schools while providing opportunities for families seeking this alternative. Statutes, regulations or policies that control the growth of virtual and blended public schools range from setting caps on statewide student enrollments, to prescribing the number of schools in a state, to limiting the percentage of time students may receive instruction online. Funding regulations can also have this effect.

Statutes or regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual or blended public school; caps on the total number of students in a virtual or blended public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; state‑specific curriculum requirements; and limits on the number of charters that can be granted in a state.

Funding regulations for virtual public schools and blended schools can take a variety of forms. These regulations include: (i) attendance—some state daily attendance rules were designed for traditional classroom procedures, and applying them to track daily attendance and truancy in an online setting can cause disputes to arise over interpretation and funding; (ii) enrollment eligibility—some states place restrictions on the students seeking to enroll in virtual and blended public schools, resulting in lower aggregate funding levels; (iii) teacher contact time—some states have regulations that specify minimum levels of teacher‑student face‑to‑face time; and (iv) completion of course work. These regulations can create logistical challenges for statewide virtual and blended public schools, reduce funding and eliminate some of the economic, academic and technological advantages of virtual learning.

Federal and State Grants.  We have worked with some entities to secure public and grant funding that flows to virtual and blended public schools that we serve. These grants are awarded to the not‑for‑profit entity that holds the charter of the virtual or blended public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs—whether by a federal or state agency or nongovernmental organization—often include reporting requirements, procedures and obligations.

Foreign Laws and Regulations.  Schools we operate in other countries are subject to local laws and regulations. We oversee and rely on the administrators in each school on a continuous basis and seek the advice of local legal and regulatory experts as‑needed.

Federal Laws Applicable to Virtual Public Schools and Blended Schools

Five primary federal laws are directly applicable to the day‑to‑day provision of educational services we provide to virtual and blended public schools:

Every Student Succeeds Act (“ESSA”).  The Every Student Succeeds Act, which took effect on August 2, 2016  and is authorized through 2020, represents a major change in federal education law by shifting education policy decision making back to the states and by providing most funding through block grants. Of particular significance to the Company is that the states will now have the discretion to develop and design their own accountability systems. In addition, states have been given the authority to adopt different types of annual accountability frameworks for school performance, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S. Department of Education has a more limited role to impose federal mandates, direction or control over the authority given to the states. Finally, there are provisions that provide significant grants to support the start-up of new charter schools with priority to states that serve at‑risk students through dropout prevention and recovery and other grants to support language instruction for English language learners and immigrant students.  Notwithstanding these federal limitations, states are still required under ESSA to test students in reading or language arts and math annually in grades 3-8 and once in grades 10-12, and in science once in each of the following grade spans: 3-5, 6-9 and 10-12. States have until September 2017 to submit plans to the U.S. Department of Education to demonstrate compliance with ESSA.

Individuals with Disabilities Education Act (“IDEA”).  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more of the specific disabilities listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non‑disabled peers to the maximum extent appropriate. The Act provides the student and parents with numerous due process rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this Act are met. The virtual public schools and blended schools are required to comply with certain requirements in the Act concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services and supplemental aids and services at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent’s attorney’s fees.

The Rehabilitation Act of 1973 and the Americans with Disabilities Act.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (“Section 504”) insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights (“OCR”) of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such “web accessibility” requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act of 1973 (“Section 508”) or standards adopted by the world‑wide web consortium. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. In May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate standard for determining Web accessibility compliance under Section 508 and Title II of the ADA and allowed two years for covered entities to come into full compliance after issuance of its final rules.

Family Educational Rights and Privacy Act.  Virtual public schools and blended schools are also subject to the Family Educational Rights and Privacy Act (“FERPA”) which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

Communications Decency Act.  The Communications Decency Act of 1996 (“CDA”) provides protection for online service providers against legal action being taken against them because of certain actions of others. For example, the CDA states that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any data given by another provider of information content. Further, Section 230 of the CDA grants interactive online services of all types, broad immunity from tort liability so long as the information at issue is provided or posted by a third party. As part of our technology services offering, we provide an online school platform on which teachers and students may communicate. We also conduct live classroom sessions using Internet‑based collaboration software and we may offer certain online community platforms for students and parents. While the CDA affords us with some protection from liability associated with the interactive online services we offer, there are exceptions to the CDA that could result in successful actions against us that give rise to financial liability.

Other Federal Laws.  Other federal laws also apply to virtual managed schools, in some cases depending on the demographics associated with a school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to ELL Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. Title IX of the Education Amendments of 1972 also applies, which prohibits discrimination on the basis of gender in education programs, activities and employment, applies to all schools that receive federal funds. There are also other federal laws and regulations that affect other aspects of our business such as the identify theft rules adopted by the Federal Trade Commission and for which we have adopted policies to ensure compliance. The Children’s Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

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

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through a legislative process, which may be affected by negative views of for‑profit education companies or conditions in the economy at large, such as the recessionary climate in the United States which led to budgetary pressures on state and local governments from 2008‑13 and significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

The political process and potential variability in general economic conditions create a number of risks that could have an adverse effect on our business including the following:

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

•

Economic conditions could reduce state education funding for all public schools, the effects of which could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid‑year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have management agreements with 14 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.

•

As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for‑profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.

•

From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, by its deadline of June 30, 2015, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating. The Commonwealth’s budget impasse was resolved in March of 2016, resulting in a settlement agreement executed in June 2016, which provided for the payment of overdue invoices in installments.

Failure to comply with regulatory requirements, poor academic performance, or misconduct by us or operators of other virtual public schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business or lead to punitive legislation.

As a non‑traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception of poor performance, could also lead to termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools, such as legislation enacted in Tennessee in 2013 with academic performance criteria applying only to virtual schools.

Beyond academic performance issues, some virtual school operators, including us, have been subject to governmental investigations alleging, among other things, false attendance reporting, the misuse of public funds or failures in regulatory compliance. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses.  Investigations have focused on specific companies and individuals, or even entire industries, such as the industry‑wide investigation of for‑profit virtual schools initiated by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate, the range of purported malfeasance or performance issues involved, or interest by state regulatory authorities. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts to manage these schools.

Opponents of virtual and blended public charter schools have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to public policy lawsuits filed against virtual and blended charter schools by those who do not share our belief in the value of this form of public education or the involvement of for-profit education management companies. Whether or not we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers. Although stayed by court order in 2017, for example, the Louisiana Association of Educators, the state affiliate of a national teachers union, successfully challenged the constitutionality of state funding to certain types of charter schools.

Should we fail to comply with the laws and regulations applicable to our Managed Public School Programs and Institutional business, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by our Institutional business. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state‑specific curriculum requirements and standards; (iv) restrictions on open‑enrollment policies by and among districts; (v) prescribed teacher to student ratios and teacher funding allocations from per pupil funding; and (vi) teacher certification and reporting requirements. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non‑compliance is made, additional funds may be withheld which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non‑compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

As an emerging form of public education with unique attributes, enabling legislation for online public schools is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because such state’s enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility or attendance reporting in a virtual or blended school. From time to time there are changes to the regulators’ approach to determining the eligibility of students for funding purposes. Another issue may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school or daily attendance requirements. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered or to disputes with auditors of managed public schools, which could adversely affect our business, financial condition and results of operations.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not‑for‑profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2017, approximately 83% of our revenue was derived from Managed Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non‑profit public charter schools qualifying for exemption from federal taxation under Code Section 501(c)(3) as charitable organizations must also operate on an arms‑length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, all state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax‑exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non‑performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2017, the State of New Jersey revoked the charter for the Newark Preparatory Charter School, and school boards in Florida decided to close the Florida Cyber Charter Academy at Hillsborough and the Florida Cyber Charter Academy at Pinellas.

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

New laws or regulations not currently applicable to for‑profit education companies in the K‑12 sector could be enacted and negatively impact our operations and financial results.

As the provision of online K‑12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for‑profit education companies that own and operate post‑secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K‑12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for‑profit management companies serving such schools subject to similar recruitment or other restrictions.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways adverse to us, or react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business. For example, in fiscal year 2014, the Agora Cyber Charter School expressed its intention to assume management of the school beginning in the 2014‑15 school year while continuing to purchase curriculum and other services from us. In late fiscal year 2016, the Agora board determined to reinstate portions of the management contract it had outsourced to other vendors the prior year. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues consistently over time would be adversely affected.

Our contracts with the managed public schools we serve are subject to periodic renewal, and each year some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2017, we had contracts to provide our full range of products and services to 77 schools throughout the United States under our Managed Public School Programs. A portion of these Managed Public School contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

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

Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While many of our Managed Public School Programs also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If our Managed Public School Programs experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, result of operations and financial condition would be adversely affected.

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

We also contract with virtual public schools and schools districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of our customers with Non‑managed Public School Programs are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or our Non‑managed Program partners are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

Because the independent governing authorities of our customers may shift priorities or incur new obligations which have financial consequences, we may be exposed to the risk of loss resulting from the nonpayment or nonperformance by our customers and our financial condition, results of operations and cash flows could suffer.

If our customers were to cause or be subjected to situations that lead to a weakened financial condition, dispute our invoices, withhold payments, or file for bankruptcy, we could experience difficulty and prolonged delays in collecting receivables, if at all. Any nonpayment or nonperformance by our customers could adversely affect our business, financial condition, results of operations and cash flows. For example, in fiscal year 2017, as the Agora Cyber Charter School continued to operate as a self-managed charter school, it delayed its payments to us and our accounts receivable from the school have grown significantly.

As we continue to refine our marketing efforts, and support the enrollment activities for our Managed Public School Programs, changes in our marketing efforts and enrollment activities could lead to decline in overall enrollment at the schools we serve.

As parents evaluate public school choices for their children, we are segmenting our marketing efforts to better attract students who are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years. Our research leads us to believe that students with parents who are active and regularly engaged in their education are more likely to be successful in a virtual school, although there is no formula that can predict the success of any particular student. Our more segmented marketing efforts, therefore, may not be wholly successful, and could lead to an overall decline in enrollment for our Managed Public School Programs, thus adversely affecting our revenue and results of operations.

The student demographics of the schools we serve can lead to higher costs and affect our ability to sustain or grow our operating income.

The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our Managed Public School Programs have experienced in recent years a higher academically at‑risk student population, requiring supplemental student and family support services and closer one‑on‑one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. We consider students academically at‑risk if they were not proficient on the previous year’s state assessment, are credit‑deficient, have previously dropped out, have failed courses, or score lower than average on diagnostic or benchmark assessments. Some states have additional or different indicators to determine students who are at risk. These factors are used by the state to identify at‑risk students in several states and have been found through research to impact future student performance. Recent studies have documented that full‑time online charter school students are eligible for free/reduced lunch at higher rates than traditional charter schools and students in online charter schools scored lower on state assessments prior to enrolling in the online school. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also add to the total costs incurred by the schools.

Education of high school students is generally more costly than K‑8 as more teachers with subject matter expertise (e.g. chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our Managed Public School Programs, our costs are likely to increase.

As our cost structure evolves due to the demographics, educational profile and mix of the students enrolled in our Managed Public School Programs, our profit margins may decline, and we may have increasing difficulty in sustaining or growing our operating income commensurate with our revenues.

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

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the managed public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at‑risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

Students in the managed public schools we serve are required to periodically complete standardized state testing and the results of this testing may have an impact on school funding. More recently, the significant growth of testing undertaken at the state level has led some parents to opt out of state testing, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores, especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

The changing nature of state curriculum standards and new state assessments could result in a decline in state test scores that might adversely affect our enrollment and financial condition, and cause academic performance to decline.

A number of states adopted the CCSS in math and English Language Arts, but are not choosing to use the assessments developed by two national testing consortia that align with the CCSS. Instead, these states are electing to use existing or new state‑developed or commercially‑available assessments to evaluate student performance. As a result, teachers are teaching to new standards and students are tested with new assessments which may make initial test results lower than in previous years and require additional investments. As the managed public schools we serve undertake these transitions, and given the growing number of at‑risk students enrolling in these schools, academic performance could temporarily or permanently suffer such that these schools may become a less attractive alternative, enrollments could decline, and our financial condition and results of operations could be negatively impacted.

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

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s products. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

Our business could be negatively affected as a result of actions by activist stockholders, and such activism could impact the trading value of our securities.

Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. If activist stockholders were to emerge, their activities could interfere with our ability to execute our strategic plan. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention of management and our Board of Directors. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

If market demand for online options in public schooling does not increase or continue or if additional states do not authorize or adequately fund virtual or blended public schools, our business, financial condition and results of operations could be adversely affected.

Over the previous five fiscal years, we entered into service agreements for managed virtual public schools and blended schools in many new states and served 77 schools in fiscal year 2017 under our Managed Public School Programs throughout the United States. Without adding additional states, our Managed Public School Program revenues may become increasingly dependent on serving more virtual schools in existing states. We also may not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In both our Managed Public School Programs and Institutional businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K‑12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt superior curriculum delivery, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, price competition in the Institutional business is vigorous. In addition, some of our Managed Public School Programs could seek to transition to a self‑administered school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. Many of these traditional publishers have developed their own online curriculum products and teaching materials that compete directly with our Institutional business products. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well‑funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

Our online curriculum is made available to students through websites, computers and other display devices connected to the Internet. The website platforms and online curriculum include a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that may present challenges to individuals with disabilities. A number of states and federal authorities have considered or are considering how web-based information should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility than we currently provide, we may have to modify our offerings to satisfy those requirements.   In May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate standard for determining Web accessibility compliance under Title II of the Americans With Disabilities Act (“ADA”) and extended by two years the deadline for covered entities to come into full compliance after issuance of its final rules, which it anticipated adopting in 2018. In addition, Section 504 of the Rehabilitation Act of 1973 is designed to ensure that students with disabilities have an equal opportunity to access each school’s website and online learning environment. To the extent that we enter into federal government contracts, different standards of compliance could be imposed on us under Section 508 of the Rehabilitation Act, or by states who apply these federal standards under Section 508 to education providers, which standards also recently changed under the Section 508 refresh process.  Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts or in potential legal liability.

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

We recognize revenues ratably from certain of our fees charged to Managed Public School Programs over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Public School Programs we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school’s operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, amortizing any adjustments over the remaining portion of the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our revenues, results of operations and cash flows.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter‑to‑quarter and adversely impact our working capital and liquidity throughout the year.

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

Our operating expenses are also seasonal. Instructional costs and services increase in the first fiscal quarter primarily due to the costs incurred to ship learning kits at the beginning of the school year. These instructional costs may increase significantly quarter‑to‑quarter as school operating expenses increase. The majority of our selling and marketing expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is April through September.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•

the rollout of our next generation curriculum and transition to third party educational platforms could create certain challenges, including customer dissatisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation; the acquisition or opening of additional managed public schools in states where we already have a contract with such schools can potentially create customer confusion, complicating the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;

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
•

our online private school business is dependent on a tuition‑based financial model and may not be able to enroll a sufficient number of students over time to achieve long‑run profitability or deliver a high level of customer satisfaction;

•

our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24‑hour basis over the duration of the camp; and

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

High quality teachers are critical to maintaining the value of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology‑based learning systems. There is a limited pool of teachers with these specialized attributes and the managed public schools and school districts we serve must provide competitive benefits packages to attract and retain such qualified teachers.

The teachers in many managed public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not‑for‑profit governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our Managed Public School Programs must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student demands, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various managed public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public School Programs and Institutional businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the managed public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

If the teachers at any one of the public schools we serve were to unionize, we or the school authority would become subject to a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, restrictions on the teaching work‑day and the time devoted to online instruction delivery or communications with students, teacher tenure, and limitations on our flexibility to reassign or remove teachers for inadequate performance. This could result in higher expenses for school operations and could impede the sustainability of or any growth in enrollment at the school due to the loss of management flexibility and innovation. This could result in higher costs to us in providing management and curriculum services to the school, and adversely affect our operating margins, overall revenues and academic performance results. For example, in June 2016, the California Teachers Association was recognized by the California Public Employee Relations Board to be the exclusive representative for all of the teachers employed by the California Virtual Academies to negotiate a collective bargaining agreement with the governing authorities of those schools.

We rely on third‑party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break‑ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our proprietary and third‑party LMSs could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We operate a complex company‑wide enterprise resource planning (“ERP”) system and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

We operate a complex company‑wide, integrated ERP system to handle various business, operating and financial processes which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems, it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discrete student populations, the educational community at large, key policy groups, image‑makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all our services and products may become more difficult to achieve, and any significant and well‑publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost‑effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

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

Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time‑consuming and expensive to litigate or settle. For example, a non‑practicing entity sued us alleging that our proprietary learning systems infringed three of its patents although its lawsuit was ultimately dismissed on the merits in 2014. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party’s rights. We also may have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

We operate in markets that are dependent on Information Technology (IT) systems and technological change. Failure to maintain and support customer facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation.

We use complex IT systems and products to support our businesses activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks), e-commerce and enterprise resource planning system implementation and upgrades. From time to time we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our businesses could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties.

Failure to prevent or detect a malicious cyber-attack on our systems and databases could result in a misappropriation of confidential information or access to highly sensitive information.

Cyber-attacks are becoming more sophisticated and pervasive. Across our business we hold large volumes of personally identifiable information including that of employees, customers, students and parents and legal guardians. Individuals may try to gain unauthorized access to our data in order to misappropriate such information for potentially fraudulent purposes, and our security measures may fail to prevent such authorized access. A significant breach could result in a devastating impact on our reputation, financial condition or student experience. In addition, if we were unable to prove that our systems are properly designed to detect an intrusion, we could be subject to severe penalties and loss of existing or future business.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal and state laws that could have an impact on our business include the following:

•

the Children’s Online Privacy Protection Act, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;

•	the FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;
•	the CDA, which provides website operators immunity from most claims arising from the publication of third‑party content;
•	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;

•	rapidly emerging state student data privacy laws which require schools to adopt privacy policies are applicable to virtual schools and can significantly vary from one state to another; and
•	federal and state laws that govern schools’ obligations to ELL students and students with disabilities.

In addition, the laws applicable to the Internet are still developing. These laws impact pricing, advertising, taxation, consumer protection, quality of products and services, and are in a state of change. New or amended laws may also be enacted, which could increase the costs of regulatory compliance for us or force us to change our business practices. As a result, we may be exposed to substantial liability, including significant expenses necessary to comply with such laws and regulations and indemnification of schools we operate for liabilities resulting from a school’s failure to comply with such laws and regulations.

Failure to comply with data privacy regulations could result in reputational damage to our brands and adversely affect our business, financial condition and results of operations.

Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract and retain our customers, or subject us to claims or litigation arising from damages suffered by individuals. Failure to adequately protect personally identifiable information could potentially lead to penalties, significant remediation costs, reputational damage, the cancellation of existing contracts and difficulty in competing for future business. In addition, we could incur significant costs in complying with relevant laws and regulations regarding the unauthorized disclosure of personal information, which may be affected by any changes to data privacy legislation at both the federal and state levels.

We utilize a single logistics vendor for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize the same vendor at a second location for the reclamation and redeployment of our student computers. This partnership depends upon execution on the part of us and the vendor. Any material failure to execute properly for any reason, including damage or disruption to any of the vendor’s facilities would have an adverse effect on our business, financial condition and results of operations.

Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility, which is operated by a third‑party logistics vendor that handles receipt, assembly and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if a material number of such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from April through June when we are awaiting receipt of most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operation of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure.

We host our products and serve all of our students from third‑party data center facilities. As part of our risk mitigation plan, we opened a second data center in a different geographic location. Even with such redundancy, we may not be able to prevent a significant interruption in the operation of these facilities or the loss of school and operational data due to a natural disaster, fire, power interruption, act of terrorism or other unanticipated catastrophic event. Any significant interruption in the operation of these facilities, including an interruption caused by our failure to successfully expand or upgrade our systems or manage our transition to utilizing the expansions or upgrades, could reduce our ability to manage our network and technological infrastructure, which could result in lost sales, enrollment terminations and impact our brand reputation.

Additionally, we do not control the operation of these facilities and must rely on another party to provide the physical security, facilities management and communications infrastructure services related to our data centers and our reliance on a single vendor exposes us to risks outside of our control. If this vendor encounters financial difficulty such as bankruptcy or other events beyond our control that causes it to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the schools we serve may experience interruptions in our service or the loss or theft of important customer data.

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

As changes in our industry occur or macroeconomic conditions fluctuate we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We also make investments in existing or new businesses, including investments in technology and expansion of our business lines. These investments may have short‑term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost‑effective and timely manner in order to remain competitive, such as the ubiquitous use of tablets for public school applications, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

We may be unable to attract and retain skilled employees.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly‑traded for‑profit company. This complexity requires us to attract and retain management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

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

In addition, we are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime and other working conditions that can increase our labor costs or subject us to liabilities to our employees. Regulatory changes that increase the number of workers eligible for overtime based on salary levels and other labor costs may increase in the future which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act, which was adopted in 2010, may significantly affect the provision of both healthcare services and benefits in the U.S. and its current status is in flux. We continually monitor the impact on our business and the steps necessary to mitigate such impact, including potential further modifications to our current benefit plans and operational changes to minimize the effect of the legislation on our cost structure. If we cannot effectively modify our programs and operations in response to these mandates, our business, financial condition and results of operations may be adversely impacted.

We partially self‑insure our group health insurance program and actual claims may differ from our estimates, which could materially impact our results of operations.

Effective January 1, 2016, we modified our group health insurance program and now self‑insure all eligible employees and their family members subject to a stop loss insurance policy with a per person limit of $500,000 ($550,000 as of January 1, 2017) and an aggregate limit of 125% of expected claims based on a formulaic determination of the expected claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to our group health insurance program if future occurrences and claims differ from these assumptions and historical trends and exceed the limitations of liability under the stop loss insurance policy.

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

Our curriculum and approach to instruction may not satisfy certain state standards, which would limit our growth and profitability.

With the passage of the ESSA, each state will have the authority to adopt its own assessments tied to its curriculum standards. As a result, the acceptance and adoption of the CCSS grade level standards by individual states is uncertain, and assessments for measuring student performance also could vary from state to state. At this time we cannot predict the impact of these varying standards, which may require us to make additional investment, or could impede our ability to expand our product offerings into new states in an expeditious manner.  In addition, changes to existing state curriculum standards, or our inability to meet existing or new state curriculum standards, could materially and adversely affect our growth, business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in approximately 129,000 square feet of office space in Herndon, Virginia. The facilities are under leases that expire in May 2022. In addition, we lease approximately 317,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2017 and October 2022.

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  The lead plaintiffs filed an opposition to the motion to dismiss the amended complaint on March 1, 2017. On March 31, 2017, the Company filed its response to the lead plaintiffs’ opposition to the motion to dismiss. A hearing on the motion to dismiss the amended complaint was held on April 19, 2017 and a decision is pending. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the amended complaint.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of July 31, 2017, there were 31 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2017	$21.18	$17.16
March 31, 2017	20.67	16.16
December 31, 2016	17.84	10.17
September 30, 2016	14.41	10.67

June 30, 2016	12.91	9.16
March 31, 2016	11.19	7.11
December 31, 2015	14.45	8.80
September 30, 2015	14.95	12.15

Stock Performance Graph

The graph below compares the cumulative return of holders of K12 Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in our common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2012 and tracks it through June 30, 2017. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-12	30-Jun-13	30-Jun-14	30-Jun-15	30-Jun-16	30-Jun-17
LRN	100	115	113	67	75	114
Peer Group Index	100	100	116	107	93	141
S&P 500	100	117	138	143	145	160
Russell 2000	100	115	143	155	153	178
Nasdaq Composite	100	121	142	148	140	161

(1)

The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.

(2)

The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

Stock‑based Incentive Plan Information

The following table provides certain information as of June 30, 2017, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2017

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	1,356,528	(1)	$20.19	4,384,718	(2)

(1)	Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)	The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

Issuer Purchases of Equity Securities

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and through a variety of methods including open market purchases and trading plans that were adopted in accordance with the Rule 10b‑18 of the Exchange Act. For the fiscal year ended June 30, 2015, we paid approximately $26.5 million in cash to repurchase 1,307,402 shares of common stock at an average price of $20.23 per share. There were no repurchases of shares made during the fiscal years ended June 30, 2017 and 2016. As of June 30, 2017 and 2016 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statement of operations, balance sheet and other data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three year period ended June 30, 2017, and the selected consolidated balance sheet data as of June 30, 2017 and 2016, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2014 and 2013 and selected consolidated balance sheet data as of June 30, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$888,519	$872,700	$948,294	$919,553	$848,220
Cost and expenses
Instructional costs and services	557,316	546,510	607,756	569,219	498,398
Selling, administrative and other operating expenses	305,617	302,205	307,730	313,258	283,032
Product development expenses	12,457	10,071	14,381	14,220	21,084
Total costs and expenses	875,390	858,786	929,867	896,697	802,514
Income from operations	13,129	13,914	18,427	22,856	45,706
Realized gain on sale of assets	—	—	—	6,404	—
Impairment of investment in Web International Education Group, Ltd.	(10,000)	—	(3,200)	—	—
Interest income (expense), net	1,808	(617)	(91)	(69)	851
Income before income taxes and noncontrolling interest	4,937	13,297	15,136	29,191	46,557
Income tax expense	(5,396)	(4,746)	(5,810)	(11,075)	(20,023)
Net income (loss)	(459)	8,551	9,326	18,116	26,534
Add net loss attributable to noncontrolling interest	910	484	1,662	1,484	1,577
Net income attributable to common stockholders, including Series A stockholders(1)	$451	$9,035	$10,988	$19,600	$28,111

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands except share and per share data)
Net income attributable to common stockholders, including Series A stockholders, per share:
Basic	$0.01	$0.24	$0.29	$0.50	$0.72
Diluted(1)	$0.01	$0.23	$0.29	$0.50	$0.72
Weighted average shares used in computing per share amounts:
Basic	38,298,581	37,613,782	37,330,569	38,987,470	36,267,345
Diluted(1)	39,500,934	38,850,388	37,625,425	39,230,516	39,017,345
Other Data:
Net cash provided by operating activities	$88,728	$121,778	$120,085	$122,873	$94,387
Depreciation and amortization	$74,280	$68,225	$83,801	$86,267	$65,737
Stock-based compensation expense	$22,598	$18,617	$21,299	$22,828	$14,374
EBITDA(2)	$87,409	$82,139	$102,228	$115,527	$111,443
Capital Expenditures:
Capitalized curriculum development costs	$19,132	$21,627	$18,057	$15,411	$18,560
Purchases of property, equipment and capitalized software development costs	$29,092	$41,273	$43,683	$33,958	$31,785
New capital lease obligations(3)	$14,469	$10,878	$14,654	$24,132	$24,703
Total capital expenditures	$62,693	$73,778	$76,394	$73,501	$75,048

	As of June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$230,864	$213,989	$195,852	$196,109	$181,480
Total assets	$735,284	$734,055	$708,599	$711,667	$718,896
Current portion of capital lease obligations	$11,880	$13,210	$16,635	$20,492	$19,785
Capital lease obligations, net of current portion	$10,025	$9,922	$13,022	$16,447	$16,107
Total K12 Inc. stockholders’ equity	$574,346	$558,720	$536,938	$528,930	$530,162
Working capital(4)	$355,831	$322,843	$348,306	$351,441	$348,762

(1)

For the year ended June 30, 2013, diluted net income per common share reflects pro rata net income allocated to the 2,750,000 non‑voting shares of the Series A Special Stock issued in the acquisition of KCDL in July 2010. These shares were converted into common stock on September 3, 2013 and no Series A Special stock remains outstanding as of June 30, 2017.

(2)

EBITDA is defined as net income (loss) attributable to common stockholders, including Series A stockholders, as adjusted for interest income (expense), net; impairment of investment in Web International Education Group, Ltd.; income tax benefit (expense); noncontrolling interest; and depreciation and amortization. Interest income (expense), net primarily consists of interest expense for capital leases, long‑term and short‑term borrowings. We use EBITDA in addition to income (loss) from operations and net income (loss) as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

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

(3)	New capital lease obligations are primarily for student computers and related equipment.

The following table provides a reconciliation of net income attributable to common stockholders, including Series A stockholders, to EBITDA:

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Net income attributable to common stockholders, including Series A stockholders	$451	$9,035	$10,988	$19,600	$28,111
Interest (income) expense, net	(1,808)	617	91	69	(851)
Impairment of investment in Web International Education Group, Ltd.	10,000	—	3,200	—	—
Income tax (benefit) expense	5,396	4,746	5,810	11,075	20,023
Depreciation and amortization(5)	74,280	68,225	83,801	86,267	65,737
Noncontrolling interest	(910)	(484)	(1,662)	(1,484)	(1,577)
EBITDA	$87,409	$82,139	$102,228	$115,527	$111,443

(4)	Working capital is calculated by subtracting current liabilities from current assets.
(5)

For fiscal year 2015, depreciation and amortization includes $13.9 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computer peripherals that will not be reclaimed, and the write‑off of capitalized software that will be abandoned. For fiscal year 2014, depreciation and amortization includes approximately $18.6 million for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimate will not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward‑looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Historical results may not indicate future performance. Our forward‑looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward‑looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of this Annual Report. We undertake no obligation to publicly update or revise any forward‑looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward‑looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2017.
•	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
•	Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring critical judgments and estimates.
•	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology‑based education company and offer online curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided to three lines of business: Managed Public School Programs (curriculum and services sold to managed public schools), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs accounted for approximately 83% of our revenues in the year ended June 30, 2017. A Managed Public School Program provides substantially all of the administrative functions, technology and academic support services, online curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public charter schools. For the year ended June 30, 2017, we provided our Managed Public School Programs to 77 schools in a majority of states throughout the United States.

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

Our Private Pay Schools and Other include three accredited online private schools that we operate in which parents can enroll students on a tuition basis for a full-time online education or individual courses to supplement their children’s traditional instruction. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers a college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience.

We believe that the acceptance of online education in grades K-12 continues to grow, and anticipate that increased overall demand for virtual options in education will translate into increased demand for both our Non-managed Public School Programs and our Institutional Sales business (sold under the brand names Fuel Education or FuelEd). The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

For the year ended June 30, 2017, revenues increased to $888.5 million from $872.7 million for the year ended June 30, 2016, an increase of 1.8% primarily due to our Managed Public School Programs. Over the same period, operating income decreased to $13.1 million from $13.9 million for the year ended June 30, 2016, a decrease of 5.8%; net income attributable to common stockholders decreased to $0.5 million from $9.0 million in the year ended June 30, 2016, a decrease of 94.4%; and EBITDA, a non‑GAAP measure (see reconciliation of net income to EBITDA in “Item 6—Selected Financial Data”), increased to $87.4 million from $82.1 million in the year ended June 30, 2016, an increase of 6.5%. The operating income for the year ended June 30, 2016 included charges of $7.1 million related to the Settlement Agreement with the State of California.

Financial Statement Overview

Student enrollment in our Managed Public School Programs experienced a shift in the mix of students with an increased level of high school students. The continued expansion of our Institutional and our Private Pay Schools and Other also shifts the mix of our revenues and associated costs of providing services for our Institutional business. We may continue to experience changes in our enrollment, revenues and cost mix as we continue to expand into markets different than our traditional Managed Public School Programs.

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turn‑key management services. Approximately 83% of our revenues were derived from this source in the year ended June 30, 2017. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However we also expect revenues in other aspects of our business to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Public School Programs in the year ended June 30, 2017. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public School Programs, Institutional and Private Pay Schools and Other.

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

Managed Public School Programs

We define an enrollment as any student enrolled in a virtual or blended public school which qualifies as a Public School Program. Generally, students will take four to six courses, except for some kindergarten students who may participate in half‑day programs. We count each half‑day kindergarten student as an enrollment. School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the first Wednesday of October to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month‑end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

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

In fiscal year 2017, total average student enrollments in Managed Public School Programs increased by 759 or 0.7%, to 103,694 as compared to total average student enrollments of 102,935 in fiscal year 2016. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2017 and 2016, the growth rate of our revenues exceeded the growth in our managed school average student enrollments primarily due to increases in the per‑pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school) and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per managed student. During the year ended June 30, 2017, we had no contracts that represented 10% or more of total revenues.

Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional business where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to build our Institutional business and increase enrollment in Private Pay Schools and Other, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

During the years ended June 30, 2017, 2016 and 2015, we had a contract with Agora Cyber Charter School (“Agora”) that represented approximately $28.7 million, $18.5 million and $129.8 million of revenues, respectively.

In fiscal year 2015, Agora renegotiated its service agreement and entered into a three year contract with us to purchase our curriculum and certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. This assumption of responsibilities caused the classification of Agora to change from a Managed Public School Program to a non-managed school within the Institutional business. The net impact of this event on the fiscal year 2016 revenues attributable to the loss of the management component of the Agora contract was approximately $111 million. Renegotiation and renewal of our fully integrated Managed Public School Program contracts by independent school boards occurs as well.  On July 12, 2017, for example, we disclosed on a Form 8-K that the Ohio Virtual Academy renewed a fully managed program agreement with us for a five (5) year term commencing at the start of fiscal year 2018. Although this contract may not generate 10% or more of our total revenues in fiscal year 2018 or in future years, we are filing it with this report as Exhibit 99.1 for informational purposes.

Institutional

While Managed Public School Programs constitute the majority of our revenues, there is increasing demand by public school districts, public schools and other educational institutions for more limited components of our online services and products than are used in Managed Public School Programs. Sales to those entities are conducted through our Institutional business organization. While we expect long‑term growth opportunities in our Institutional business, the sector continues to experience significant competitive pricing pressures.

The Institutional business portfolio contains an array of curriculum and technology solutions packaged in a portfolio of flexible learning and delivery models mapped to specific student, school and district needs. This portfolio provides a continuum of delivery models, from full and part‑time virtual to blended learning and other options that can be used in traditional classrooms to differentiate instruction. The Institutional business course catalog is comprehensive and enables districts to offer their students educational opportunities that otherwise might not be financially justifiable, such as Advanced Placement (“AP”), honors, world languages, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer state‑certified teachers, professional development and other support services as needed by our customers.

Given the variables discussed in further detail below, we believe that the best performance metric for the Institutional business is revenues. The customers served by the Institutional business organizations purchase curriculum in a variety of ways, making consistent comparisons on the basis of enrollments less relevant. For example, we serve not only full‑time students, but also students taking semester‑long courses, students who recover credits through concentrated four to eighteen‑week programs, students who are using our curricula as a supplemental enhancement to their traditional textbook, and teachers who may present our lessons on an interactive whiteboard as either the core of their instruction or as an engaging supplement to their lecture. Given all these variables, it is therefore difficult to identify a single metric (such as a full time equivalent or “FTE”), or combination of metrics (such as course enrollments or programs sold), that can accurately capture the Institutional business. Therefore, our efforts to do so led us to the conclusion that at this time, revenues are the best performance metric for the Institutional business.

Sales opportunities in the Institutional business are driven by a number of factors in a diverse customer population, which determine the deliverable and price. These factors include:

•	Type of Customer—A customer can be a U.S.‑based public school district, private school, charter school, early childhood learning center or corporate partner.

•

Curriculum Needs—We sell our curriculum solutions based on the scope of the customer need, and a solution is generally purchased as end‑user access to a complete catalog, individual course or supplemental content title.

•

License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district‑wide site licenses or a perpetual license (a prepaid lifetime license). We may charge incrementally if we are hosting the solution.

•

Hosting—Customers may host curricula themselves or license our hosted solution. We are able to track all students for customers who use our hosted solution. However, more often in large‑scale, district‑wide implementations, a customer may choose to host the curriculum, and in that case we have no visibility of individual student usage for counting enrollments.

•

Services Menu—Instructional services may be provided and priced per‑enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

On June 9, 2016, Agora signed a new service agreement with us that extends through 2019 and included additional services including curriculum and certain technology services while the school board retained daily operational responsibilities. The agreement also calls for payment terms of outstanding receivables to be paid over an approximate two‑year period resulting in reclassification of a portion to long‑term assets (Deposits and other assets).

Private Pay Schools and Other

Private schools are managed schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three private online schools at differing price points and service levels. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third‑party school may elect to enroll one of its students in a K12 private school course as a supplement to the student’s regular on‑campus instruction. In such cases, the third‑party school may pay the K12 private school tuition.

We believe our revenue growth depends primarily on the recruitment of students into our programs through effective marketing and word‑of‑mouth referral based on the quality of our service. In addition, through high service quality, we seek to retain existing students and increase the total number of courses each student takes with us. In some cases, students return each summer and take only one course. In other cases, students choose a K12 private school as their principal form of education and may stay for many years. The flexibility of our programs, the quality of our curriculum and teaching, and the student community features lead to customer satisfaction and therefore, retention.

We have entered into agreements which enable us to distribute our products and services to our international school partners throughout the world who use our courses as a supplement to their on‑campus academic programs. These courses provide students with additional electives, AP courses, and sometimes include dual‑degree programs that the school cannot offer on its own.

We sometimes offer additional teacher assistance, counseling, clubs and other additive services to our basic course offerings.

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we manage are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional business and Private Pay Schools and Other business. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third‑party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

Our high school offering requires increased instructional costs as a percentage of revenues compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student‑to‑teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject‑matter expertise; (iii) ancillary costs for required student support services, including college placement, SAT preparation and guidance counseling; (iv) use of third‑party courses to augment our proprietary curriculum; and (v) use of a third‑party learning management system to service high school students. Over time, we may partially offset these factors by obtaining productivity gains in our high school instructional model, replacing third‑party high school courses with proprietary content, replacing our third‑party learning management system with another third‑party system, leveraging our school infrastructure and obtaining purchasing economies of scale.

We have deployed and are continuing to develop new delivery models, including blended schools, where students receive limited face‑to‑face instruction in a learning center to complement their online instruction, and other programs that utilize brick and mortar facilities. The maintenance, management and operations of these facilities necessitate additional costs, which are generally not required to operate typical virtual public schools. We are pursuing expansion into new states for both virtual public and other specialized charter schools. If we are successful, we will incur start‑up costs and other expenses associated with the initial launch of a school, including the funding of building leases and leasehold improvements.

Selling, Administrative and Other Operating Expenses

Selling, administrative and other operating expenses include the salaries and benefits of employees engaged in business development, public affairs, sales and marketing, and administrative functions, and transaction and due diligence expenses related to mergers and acquisitions.

Product Development Expenses

Product development expenses include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. We plan to continue to invest in additional curriculum development and related software in the future. We capitalize selected costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize certain costs incurred to develop internal systems into capitalized software development costs.

Expense Management

We are constantly searching for ways to deliver more value at a lower cost for our customers and we take pride in our ability to deliver highly‑individualized, effective education solutions at significant savings to taxpayers. We have sought to increase efficiencies whenever possible without affecting educational quality. We believe our scale and infrastructure investment positions us for greater efficiency in future periods while allowing us to deliver more value for students.

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), we recognize revenues when the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery of physical goods or rendering of services is complete; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured.

We have determined that the separate elements of our multiple element contracts with managed schools do not have standalone value. Accordingly, we account for revenues received under multiple element arrangements with managed schools as a single unit of accounting and recognize the entire arrangement over the term of the contractual service period. While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

•

Access to the Online School and Online Curriculum.  Our proprietary learning management system (“OLS”) revenues are generally earned on a per course basis from schools and school districts. Students enrolled through a school are provided access to the OLS and online curriculum. Revenues are earned ratably over the school year, typically 10 months, or over the semester depending on the length of the course.

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

•

Management, Technology and Educational Services.  Under most of our statewide virtual public and blended school contracts, we provide the boards of managed schools with turn‑key management and technology services. We recognize these revenues ratably over our fiscal year as administrative offices of the school remain open for the entire year. Our management and technology service fees are generally a contracted percentage of yearly school funding. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district.

To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the years ended June 30, 2017, 2016 and 2015 our aggregate funding estimates differed from actual reimbursements impacting total reported revenues by approximately (0.1)%, 0.4% and (0.1)%, respectively.

Under the contracts where we provide turnkey management services to schools, we have generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including our charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean we anticipate losing money on the entire contract with the school. However, a school operating loss may reduce our ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. We amortize the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

For turnkey service contract revenues, a school operating loss may reduce our ability to collect our management fees in full, though as noted it does not necessarily mean that we incur a loss during the period with respect to our services to that school. We recognize revenues, net of our estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenues are recognized based on our performance of services under the contract, which we believe is proportionate to our incurrence of costs. We incur costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expenses when shipped.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2017, 2016 and 2015, our revenues included a reduction for these school operating losses of $61.0 million, $57.1 million, and $65.2 million, respectively.

A school operating loss may result from a combination of cost increases or funding reductions attributable to the following:

•	costs associated with opening new schools, including the initial hiring of teachers, administrators and the establishment of school infrastructure;
•	school requirements to establish contingency reserves;
•	one‑time costs, such as legal claims;
•	funding reductions due to the inability to qualify specific students for funding;
•	regulatory or academic performance thresholds that may restrict the ability of a school to fund all expenses;
•	inadequate school funding in particular states;
•	providing services without receiving state funding when enrollments occur after enrollment count dates; and
•	burdensome regulations creating excessive costs.

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

For the year ended June 30, 2017, special education students comprised approximately 20% of estimated funding for revenue recognition purposes at our schools. We compute revenues at the school level not based on the type of student served; therefore, we are unable to determine the revenues and profitability by student type. For each student enrolled, we receive basic per pupil funds determined by state funding and count definitions, and policies which vary from state‑to‑state. Additionally, based on the needs of the student population, we may receive supplemental special education state funding grants and federal funding under the Individuals with Disabilities Education Act. While we do not track profitability at the student level, these supplemental funding programs are intended to offset part of the costs of the education needs of children with learning disabilities through reimbursement of qualifying costs under the programs.

Allowance for Doubtful Accounts

We maintain an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We write-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. We record an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Actual write-offs might exceed the recorded allowance.

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

Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles -- Goodwill and Other (“ASC 350”), Intangibles—Goodwill and Other. ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll‑related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. Many of our new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Software Developed or Obtained for Internal Use

We develop our own proprietary computer software programs to provide specific functionality to support both our unique education offerings and the student and school management services. These programs enable us to develop courses, process student enrollments, meet state documentation requirements, track student academic progress, deliver online courses to students, coordinate and track the delivery of course‑specific materials to students and provide teacher support and training. These applications are integral to our learning systems and we continue to enhance existing applications and create new applications. Our customers do not acquire our software or future rights to it. We capitalize software development costs incurred during development in accordance with ASC 350. These capitalized development costs are included in capitalized software development costs and are generally amortized over three years.

Impairment of Long‑lived Assets

Long‑lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), we review our recorded long‑lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

•

We wrote down approximately $2.6 million of capitalized curriculum development costs due to our decision to discontinue certain curriculum during the year ended June 30, 2015. There were no material write‑downs of capitalized curriculum development costs for the years ended June 30, 2017 and 2016.

•

We wrote down approximately $0.5 million and $4.8 million, respectively, of capitalized software projects after determining the assets either had no future use or are being sunset during the years ended June 30, 2016 and 2015. There were no material write-downs of capitalized software projects for the year ended June 30, 2017.

•

We wrote down approximately $6.5 million of property and equipment, primarily related to computer peripherals shipped to students and for which no reclamation will be processed during the year ended June 30, 2015. There were no material write‑downs of computer peripherals for the years ended June 30, 2017 and 2016.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

We have a valuation allowance on net deferred tax assets of $7.2 million and $4.3 million as of June 30, 2017 and 2016, respectively, for the amount that more likely than not will not be realized.

Stock‑based Compensation

We recognize stock‑based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). We use the Black‑Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight‑line basis over the requisite service period, which is generally the vesting period of the award. During the fiscal year 2015 through the fiscal year 2017, we granted more restricted stock awards than stock options, resulting in increased stock‑based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock‑based compensation costs, and this increased cost is expected to continue in future periods.

Goodwill and Other Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite‑lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite‑lived intangible assets include the trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight‑line basis over their estimated useful lives. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur. We currently have one reporting unit. In the prior fiscal year, we had two reporting units, which included Middlebury. The Middlebury reporting unit was merged into the K12 reporting unit during the fourth quarter of fiscal year 2017. As a result of our purchase of the remaining 40% interest in the joint venture, Middlebury Interactive Language, we began a process of integration. This integration included the accounting function, as well as the operations and management of remaining MIL employees. MIL no longer had a separate segment manager that reviewed results and reported into the Chief Operating Decision Maker (the “CODM”).

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process is referred to as “Step 0”. We perform our annual assessment on May 31st. Under the two-step process, the first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

Redeemable Noncontrolling Interest

Earnings or losses attributable to minority shareholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in our consolidated statements of operations. Noncontrolling interests in subsidiaries that are redeemable outside of our control for cash or other assets are classified outside of permanent equity at redeemable value, which approximates fair value. If the redemption amount is other than fair value (e.g. fixed or variable), the redeemable noncontrolling interest is accounted for at the fixed or variable redeemable value. The redeemable noncontrolling interests are adjusted to their redeemable value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Results of Operations

We operate in one operating and reportable business segment as a technology‑based education company providing online curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have three lines of business: Managed Public School Programs, Institutional (educational products and services provided to school districts, public schools and other educational institutions that we do not manage), and Private Pay Schools and Other (private schools for which we charge student tuition and make direct consumer sales).

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non‑managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University
Online High School
—The Keystone School

Consolidation of Noncontrolling Interest

Our consolidated financial statements reflect the results of operations of our Middlebury Interactive Languages (“MIL”) and LearnBop joint ventures. On December 27, 2016, we consummated the acquisition of the remaining 40% noncontrolling interest of MIL.  Earnings or losses attributable to our partners are classified as “net loss attributable to noncontrolling interest” in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after‑tax earnings or losses of an affiliated company.

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non‑managed Public School Programs. Managed Public School Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non‑managed Public School Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non‑managed Public School Programs, however, do not offer primary administrative oversight services.

	Year Ended June 30,			2017 / 2016		2016 / 2015
	2017	2016	2015	Change	Change %	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	103.7	102.9	114.6	0.8	0.8%	(11.7)	(10.2%)
Non-managed Public School Programs (1)	28.9	27.0	20.1	1.9	7.0%	6.9	34.5%

(1)	If a school changes from a Managed to a Non‑managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenue by Business Lines

Revenue is captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district that purchases a single course (Institutional business customer) may decide to convert to a full‑time virtual school program (Managed Public School customer).

Changes in business line classification occur at the time the contractual agreement is modified. The following represents our revenue for each of the periods indicated:

	Year Ended June 30,			2017 / 2016		2016 / 2015
	2017	2016	2015	Change $	Change %	Change $	Change %
	(In thousands, except percentages)

Managed Public School Programs	$733,690	$717,059	$813,677	$16,631	2.3%	$(96,618)	(11.9%)
Institutional
Non-managed Public School Programs	65,362	55,601	39,321	9,761	17.6%	16,280	41.4%
Institutional Software & Services	53,709	52,990	48,770	719	1.4%	4,220	8.7%
Total Institutional	119,071	108,591	88,091	10,480	9.7%	20,500	23.3%
Private Pay Schools and Other	35,758	47,050	46,526	(11,292)	(24.0%)	524	1.1%
Total	$888,519	$872,700	$948,294	$15,819	1.8%	$(75,594)	(8.0%)

Beginning in fiscal year 2016, we presented revenue from Non‑managed Public School Programs as part of the Institutional line of business, along with the Institutional Software and Services, which together constitute total Institutional revenue. In the prior year these revenues were presented as part of the Public School Programs line of business, which included both managed and non‑managed public school programs. We believe this revised presentation clarifies and better aligns the disclosure of Non‑Managed Program revenues with our operational and sales structure.

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2017		2016		2015
	(Dollars in thousands)
Revenues	$888,519	100.0%	$872,700	100.0%	$948,294	100.0%
Cost and expenses
Instructional costs and services	557,316	62.7	546,510	62.6	607,756	64.1
Selling, administrative, and other operating expenses	305,617	34.4	302,205	34.6	307,730	32.5
Product development expenses	12,457	1.4	10,071	1.2	14,381	1.5
Total costs and expenses	875,390	98.5	858,786	98.4	929,867	98.1
Income from operations	13,129	1.5	13,914	1.6	18,427	1.9
Impairment of investment in Web International Education Group, Ltd.	(10,000)	(1.1)	—	—	(3,200)	(0.3)
Interest income (expense), net	1,808	0.2	(617)	(0.1)	(91)	(0.0)
Income before income taxes and noncontrolling interest	4,937	0.6	13,297	1.5	15,136	1.6
Income tax expense	(5,396)	(0.6)	(4,746)	(0.5)	(5,810)	(0.6)
Net income (loss)	(459)	(0.1)	8,551	1.0	9,326	1.0
Add net loss attributable to noncontrolling interest	910	0.1	484	0.1	1,662	0.2
Net income attributable to common stockholders	451	0.1%	9,035	1.1%	10,988	1.2%

Comparison of the Years Ended June 30, 2017 and 2016

Revenues.  Our revenues for the year ended June 30, 2017 were $888.5 million, representing an increase of $15.8 million, or 1.8%, from $872.7 million for the year ended June 30, 2016. Managed Public School Program revenues increased $16.6 million, or 2.3%, year over year. The increase in Managed Public School Program revenues was primarily due to the 0.8% increase in enrollments in both new and existing schools and increases in the per-pupil rate of achieved state funding in certain states, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues increased $10.5 million, or 9.7%, primarily due to the additional revenues from expanded services in key accounts and growth from our acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $11.3 million, or 24.0%, over the prior year due to the closure of programs in the United Kingdom.

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

Instructional costs and services expenses.  Instructional costs and services expenses for year ended June 30, 2017 were $557.3 million, representing an increase of $10.8 million, or 2.0%, from $546.5 million for the year ended June 30, 2016. This increase in expense was primarily due to the incremental personnel and related benefit costs. Instructional costs and services expenses were 62.7% of revenues during the year ended June 30, 2017, an increase from 62.6% for the year ended June 30, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the year ended June 30, 2017 were $305.6 million, representing an increase of $3.4 million, or 1.1% from $302.2 million for the year ended June 30, 2016. This increase was primarily due to increases in severance and related accelerated stock-based compensation associated with reductions in headcount, restructuring charges associated with the consolidation of facilities, and advertising expense, partially offset by a decrease in professional fees during the year ended June 30, 2016. Selling, administrative, and other operating expenses were 34.4% of revenues during the year ended June 30, 2017, a decrease from 34.6% for the year ended June 30, 2016.

Product development expenses.  Product development expenses for the year ended June 30, 2017 were $12.5 million, representing an increase of $2.4 million, or 23.8% from $10.1 million for the year ended June 30, 2016. The increase was primarily due to an increase in salaries and benefits and professional fees, as well as an increase in severance associated with reductions in headcount. As a percentage of revenues, product development expenses increased to 1.4% for the year ended June 30, 2017, as compared to 1.2% for the year ended June 30, 2016.

Interest income (expense), net.  Net interest income for the year ended June 30, 2017 was $1.8 million as compared to $(0.6) million in the year ended June 30, 2016. The increase in net interest income was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the year ended June 30, 2017, as compared to the year ended June 30, 2016.

Impairment of investment in Web International Education Group, Ltd. Impairment of investment in Web International Education Group, Ltd. (“Web”) for the year ended June 30, 2017 was $10.0 million as compared to zero for the year ended June 30, 2016. We continue to work with Web on the repayment of our investment, and to the extent we collect in a subsequent period, we will record the amount collected in other income in the period received.

Income tax expense.  We had an income tax expense of $5.4 million for the year ended June 30, 2017, or 109.3% of income before taxes, as compared to $4.7 million, or 35.7% of income before taxes for the year ended June 30, 2016. The increase in the effective tax rate for the year ended June 30, 2017 was primarily due to the Web impairment which resulted in substantial foreign losses with no tax benefit due to the full valuation allowance against these losses.

Net income (loss).  Net loss was $(0.5) million for the year ended June 30, 2017, compared to net income of $8.6 million for the year ended June 30, 2016, representing a decrease of $9.1 million, primarily due to the Web impairment.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the year ended June 30, 2017 was $0.9 million as compared to net loss attributable to noncontrolling interest of $0.5 million for the year ended June 30, 2016. The increase is primarily due to larger losses at MIL during the year ended June 30, 2017, as compared to the year ended June 30, 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Comparison of the Years Ended June 30, 2016 and 2015

Revenues. Our revenues for the year ended June 30, 2016 were $872.7 million, representing a decrease of $75.6 million, or 8.0%, from $948.3 million for the year ended June 30, 2015. Managed Public School Program revenues decreased $96.6 million, or 11.9%, year over year. The decline in Managed Public School Programs revenues was primarily due to the 10.2% decline in enrollments, largely resulting from the loss of the management component of the Agora contract, offset in part by increases in the per pupil rate of achieved state funding in certain states. The full fiscal year net impact of the Agora program transition to a non‑managed program resulting in an approximate decrease of $111 million of total revenues from the prior year.

We provide the schools and school boards we serve with academic programs sufficiently rigorous to yield strong academic results. These challenging performance expectations for students in a virtual public school can result in parents opting to withdraw their students from a managed public school and enroll in other school options. We have also seen some of our virtual public schools transition from Managed Public School Programs to self‑administered schools by seeking competitive alternatives to portions of the products and services now entirely provided by us. While any one of these factors alone is not necessarily indicative of a material trend in the growth rate in enrollments, continuing to experience a combination of these factors could negatively impact enrollment growth, revenues and operating income. There also is increasing competition from several sources including online or blended offerings by traditional public schools that are recognizing the value of online study and curriculum delivery.

Institutional revenues increased $20.5 million, or 23.3% from the prior year primarily due to transition of the Agora contract from a managed to non‑managed programs.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2016 were $546.5 million, representing a decrease of $61.3 million, or 10.1%, from $607.8 million for the year ended June 30, 2015. This decrease in expense was primarily due to the transition of the Agora contract from managed to non‑managed programs. Additionally, during the year ended June 30, 2015, there was $9.6 million of expense related to accelerated depreciation and amortization for certain curriculum, learning systems and other fixed assets that will no longer be used or developed, computers that we estimated would not be returned and additional provisions for the decision to discontinue certain products and for excess inventory relative to anticipated demand. Instructional costs and services expenses were 62.6% of revenues during the year ended June 30, 2016, a decrease from 64.1% for the year ended June 30, 2015. Excluding the impact of the charges noted above, instructional costs and services were 62.6% and 63.1% of revenues for the years ended June 30, 2016 and 2015.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the year ended June 30, 2016 were $302.2 million, representing a decrease of $5.5 million, or 1.8%, from $307.7 million for the year ended June 30, 2015. Included in expenses for the year ended June 30, 2016 was $7.1 million of expense related to the settlement agreement with the state of California. Included in expenses for the year ended June 30, 2015 was $7.5 million of expense related to uncollectible receivables, as well as $4.8 million for the write‑off of capitalized software that will no longer be developed. Selling, administrative, and other operating expenses were 34.6% of revenues during the year ended June 30, 2016, an increase from 32.5% for the year ended June 30, 2015. This increase of expenses as a percentage to revenues was primarily due to the legal settlement described above.

Product development expenses. Product development expenses for the year ended June 30, 2016 were $10.1 million, representing a decrease of $4.3 million, or 29.9% from $14.4 million for the year ended June 30, 2015. As a percentage of revenues product development expenses decreased to 1.2% for the year ended June 30, 2016, as compared to 1.5% for the year ended June 30, 2015.

Interest income (expense), net. Net interest expense and other for the year ended June 30, 2016 was $(0.6) million as compared to $(0.1) million in the year ended June 30, 2015, a decrease of $0.5 million.

Impairment of investment in Web International Education Group, Ltd. Impairment of investment in Web was zero for the year ended June 30, 2016, as compared to $3.2 million for the year ended June 30, 2015 as we wrote off interest income associated with our investment.

Income tax expense. We had an income tax expense of $4.7 million for the year ended June 30, 2016, or 35.7% of income before taxes, as compared to income tax expense of $5.8 million, or 38.4% of our income before taxes for the year ended June 30, 2015. Our overall effective tax rate decreased from the prior year primarily due to decreases in unrecognized tax benefits primarily resulting from audit resolution in a certain foreign jurisdiction, additional tax benefits related to our research activities, and provision true ups.

Net income (loss). Net income was $8.6 million for the year ended June 30, 2016, compared to net income of $9.3 million for the year ended June 30, 2015, a decrease of $0.7 million, due to the factors noted above.

Noncontrolling interest loss. Net loss attributable to noncontrolling interest for the year ended June 30, 2016 was $0.5 million as compared to net loss attributable to noncontrolling interest of $1.7 million for the year ended June 30, 2015. Noncontrolling interest reflects the after‑tax losses attributable to minority interest owners in our investments.

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

The deferred revenue related to our direct‑to‑consumer business results from advance payments for twelve month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold.

Liquidity and Capital Resources

As of June 30, 2017, we had net working capital, or current assets minus current liabilities, of $355.8 million. Our working capital includes cash and cash equivalents of $230.9 million and accounts receivable of $192.2 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2017.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2017, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of June 30, 2017 and 2016, the outstanding balance of capital leases under the current and former lease lines of credit was $21.9 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.71%. Individual leases under the lease line of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed a second extension to our $35.0 million non-revolving lease line of credit during the third quarter of fiscal year 2017 to extend the maturity date to August 15, 2018, and had remaining availability under the new lease line of $31.9 million as of June 30, 2017. We had $11.3 million of remaining availability under the previous non-revolving $35 million lease line of credit as of June 30, 2016. Interest on unpaid principal under the new line of credit is at a fluctuating rate of LIBOR plus 1.2%.

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of our outstanding common stock over a two year period. Any purchases under the buyback were dependent upon business and market conditions and other factors. The stock purchases were made from time to time and through a variety of methods including open market purchases and trading plans that were adopted in accordance with the Rule 10b‑18 of the Exchange Act. For the year ended June 30, 2015, we paid approximately $26.5 million in cash to repurchase 1,307,402 shares of common stock at an average price of $20.23 per share. There were no repurchases of shares made during the fiscal years ended June 30, 2017 and 2016. As of June 30, 2017 and 2016 total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan.

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

On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture. On December 27, 2016, we consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash.

Operating Activities

Net cash provided by operating activities for the years ended June 30, 2017, 2016 and 2015 was $88.7 million, $121.8 million and $120.1 million, respectively.

Net cash provided by operating activities for the year ended June 30, 2017 was $88.7 million compared $121.8 million for the year ended June 30, 2016. The $33.1 million decrease in cash provided by operations between periods was primarily due to an increase in working capital of $42.0 million. The changes in working capital were primarily due to an increase in accounts receivable from the timing of collections and revenue growth. The increase in working capital was partially offset by an increase of $8.9 million in non-cash adjustments to net income primarily from depreciation and amortization and stock-based compensation expense.

Net cash provided by operating activities for the year ended June 30, 2016 was $121.8 million compared to $120.1 million for the year ended June 30, 2015. The increase of $1.7 million in cash provided by operations between periods was primarily due to changes in working capital which increased approximately $26.7 million, offset by a decrease in net income including non‑cash adjustments which decreased net income approximately $25.0 million. These changes in working capital were primarily due to the timing of cash payments related to accounts receivable and accounts payable offset by increased accrued liabilities. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

Net cash provided by operating activities for the year ended June 30, 2015 was $120.1 million compared to $122.9 million for the year ended June 30, 2014. The decrease of $2.8 million in cash provided by operations between periods was primarily due to net income including non‑cash adjustments which increased approximately $6.1 million, offset by an overall use of cash flows from changes in working capital of $8.9 million. These changes in working capital were primarily due to the timing of cash payments related to accounts payable and decreased accrued liabilities, offset in part by improved collections of accounts receivable. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2017, 2016 and 2015 was $57.2 million, $82.9 million and $68.3 million, respectively.

Net cash used in investing activities for the year ended June 30, 2017 decreased $25.7 million from the year ended June 30, 2016. This decrease was due primarily to the $20.0 million investment in LTS Education Systems during the year ended June 30, 2016 and an $11.8 million decrease in software and curriculum development expenses, partially offset by a $9.1 million payment to Middlebury College for the remaining 40% interest in Middlebury Interactive Languages.

Net cash used in investing activities for the year ended June 30, 2016 increased $14.6 million from the year ended June 30, 2015. This increase was due primarily to the $20.0 million investment in LTS Education Systems and a $1.1 million increase in capital expenditures for property and equipment, capitalized software and curriculum, partially offset by the prior year investment in LearnBop for $6.5 million.

Net cash used in investing activities for the year ended June 30, 2015 increased $22.5 million from the year ended June 30, 2014. This increase was due primarily to the $6.5 million investment in LearnBop, a $12.4 million increase in capital expenditures for property and equipment, capitalized software and curriculum, and $5.7 million received on the sale of assets in the year ended June 30, 2014, offset by the investment in a mortgage note to a managed school partner for $2.1 million that was made in the prior year.

Financing Activities

Net cash used in financing activities for the years ended June 30, 2017, 2016 and 2015 was $14.6 million, $20.8 million and $50.4 million, respectively.

For the year ended June 30, 2017, our cash used in financing activities consisted primarily of payments on capital lease obligations incurred for the acquisition of student computers totaling $15.7 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $6.2 million, partially offset by proceeds from the exercise of options of $7.0 million.

For the year ended June 30, 2016, our cash used in financing activities consisted primarily of payments on capital lease obligations incurred for the acquisition of student computers totaling $17.4 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $3.4 million.

For the year ended June 30, 2015, our cash used in financing activities consisted primarily of payments made in connection with our share repurchase program for the purchase of treasury stock of $26.5 million and payments on capital lease obligations incurred for the acquisition of student computers totaling $21.9 million.

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long‑term contractual obligations as of June 30, 2017, which decreased from $69.7 million as of June 30, 2016:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(In thousands)
Contractual obligations at June 30, 2017
Capital leases(1)	$22,430	$12,235	$10,195	$—	$—
Operating leases	39,903	9,208	16,998	13,547	150
Total	$62,333	$21,443	$27,193	$13,547	$150

(1)	Includes interest expense.

For the schools to which we provide turn‑key management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many may not even occur.

Off‑Balance Sheet Arrangements

As of June 30, 2017, we provided guarantees of approximately $0.9 million related to lease commitments on the buildings for certain of our schools. Previously, we had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which we served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to us. Since the default occurred, we have taken steps to exit this facility and have entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, we entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease.

In addition, we contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits.

Other than these lease and operating deficit guarantees, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2017. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our consolidated financial statements which includes performing a detailed review of each of our revenue streams and comparing historical accounting policies and practices to the new standard. We will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the first quarter of fiscal 2019. We expect to complete our assessment of the cumulative effect of adopting ASU 2014-09 as well as the expected impact of adoption during fiscal 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016‑09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new guidance:

•

Excess tax benefits or deficiencies arising from share-based awards will be reflected within the consolidated statements of operations as a component of income tax expense rather than as a component of stockholders’ equity. The adoption of this guidance may result in volatility within a company’s results of operations, primarily due to changes in the stock price.

•	Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.
•

A forfeiture election will be made to either estimate forfeitures (similar to today’s requirement) or recognizing actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.

•

Statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

We will adopt this guidance during the first quarter of fiscal 2018. As part of our adoption of ASU 2016-09, we will make an accounting policy election to change the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal 2018, we will recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. We expect that the change in accounting policy will result in an adjustment to retained earnings as of July 1, 2017. We will determine the method of adoption for the remaining provisions during the first quarter of fiscal 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016‑13”) related to the methodology for recognizing credit losses.  The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for us in the first quarter of fiscal 2021, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. This ASU will be effective for us beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017‑04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating

Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating this guidance, as well as the effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2017 and 2016, we had cash and cash equivalents totaling $230.9 million and $214.0 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes, and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2017, a 1% gross increase in interest rates earned on cash would result in a $2.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of June 30, 2017, fluctuations in interest rates had no impact on our interest expense.

Foreign Currency Exchange Risk

We currently operate in several foreign countries, but we do not transact a material amount of business in a foreign currency. At June 30, 2017, a 1% change in exchange rates between the U.S. dollar and British pound would result in an approximate impact of $0.1 million on our financial statements. If we enter into any material transactions in a foreign currency or establish or acquire any subsidiaries that measure and record their financial condition and results of operation in a foreign currency, we will be exposed to currency transaction risk and/or currency translation risk. Exchange rates between U.S. dollars and many foreign currencies have fluctuated significantly over the last few years and may continue to do so in the future. Accordingly, we may decide in the future to undertake hedging strategies to minimize the effect of currency fluctuations on our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), K12 Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 9, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia

August 9, 2017

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$230,864	$213,989
Accounts receivable, net of allowance of $14,791 and $10,813 at June 30, 2017 and 2016, respectively	192,205	169,554
Inventories, net	30,503	30,631
Prepaid expenses	8,006	9,634
Other current assets	12,004	22,047
Total current assets	473,582	445,855
Property and equipment, net	26,297	28,447
Capitalized software, net	62,695	70,055
Capitalized curriculum development costs, net	59,213	63,367
Intangible assets, net	20,226	23,102
Goodwill	87,214	87,285
Deposits and other assets	6,057	15,944
Total assets	$735,284	$734,055
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$11,880	$13,210
Accounts payable	30,052	25,919
Accrued liabilities	21,622	26,877
Accrued compensation and benefits	29,367	31,042
Deferred revenue	24,830	25,964
Total current liabilities	117,751	123,012
Capital lease obligations, net of current portion	10,025	9,922
Deferred rent, net of current portion	4,157	6,661
Deferred tax liability	16,726	18,458
Other long-term liabilities	11,579	9,780
Total liabilities	160,238	167,833
Commitments and contingencies	—	—
Redeemable noncontrolling interest	700	7,502
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,325,772 and 43,184,068 shares issued and 40,823,174 and 39,681,470 shares outstanding at June 30, 2017 and 2016, respectively	4	4
Additional paid-in capital	690,488	675,436
Accumulated other comprehensive loss	(170)	(293)
Accumulated deficit	(40,976)	(41,427)
Treasury stock of 3,502,598 shares at cost at June 30, 2017 and 2016	(75,000)	(75,000)
Total stockholders’ equity	574,346	558,720
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$735,284	$734,055

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2016	2015
	(In thousands except share and per share data)
Revenues	$888,519	$872,700	$948,294
Cost and expenses
Instructional costs and services	557,316	546,510	607,756
Selling, administrative, and other operating expenses	305,617	302,205	307,730
Product development expenses	12,457	10,071	14,381
Total costs and expenses	875,390	858,786	929,867
Income from operations	13,129	13,914	18,427
Impairment of investment in Web International Education Group, Ltd.	(10,000)	—	(3,200)
Interest income (expense), net	1,808	(617)	(91)
Income before income taxes and noncontrolling interest	4,937	13,297	15,136
Income tax expense	(5,396)	(4,746)	(5,810)
Net income (loss)	(459)	8,551	9,326
Add net loss attributable to noncontrolling interest	910	484	1,662
Net income attributable to common stockholders	$451	$9,035	$10,988
Net income attributable to common stockholders per share:
Basic	$0.01	$0.24	0.29
Diluted	$0.01	$0.23	$0.29
Weighted average shares used in computing per share amounts:
Basic	38,298,581	37,613,782	37,330,569
Diluted	39,500,934	38,850,388	37,625,425

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Net income (loss)	$(459)	$8,551	$9,326
Other comprehensive income, net of tax:
Foreign currency translation adjustment	123	772	(953)
Total other comprehensive income (loss), net of tax	(336)	9,323	8,373
Comprehensive loss attributable to noncontrolling interest	910	484	1,662

Comprehensive income attributable to common stockholders	$574	$9,807	$10,035

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
(In thousands, except share data)	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2014	41,144,062	$4	$639,036	$(112)	$(61,450)	(2,195,196)	$(48,548)	$528,930
Net income(1)	—	—	—	—	10,988	—	—	10,988
Foreign currency translation adjustments	—	—	—	(953)	—	—	—	(953)
Purchase of Treasury Stock	—	—	—	—	—	(1,307,402)	(26,452)	(26,452)
Stock-based compensation expense	—	—	21,299	—	—	—	—	21,299
Exercise of stock options	99,935	—	553	—	—	—	—	553
Excess tax expense from stock-based compensation	—	—	(2,793)	—	—	—	—	(2,793)
Issuance of restricted stock awards	822,698	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(66,480)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	8,038	—	—	—	—	8,038
Retirement of restricted stock for tax withholding	(162,321)	—	(2,672)	—	—	—	—	(2,672)
Balance, June 30, 2015	41,837,894	$4	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$536,938
Net income(1)	—	—	—	—	9,035	—	—	9,035
Foreign currency translation adjustments	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	18,616	—	—	—	—	18,616
Exercise of stock options	1,000	—	14	—	—	—	—	14
Excess tax expense from stock-based compensation	—	—	(4,876)	—	—	—	—	(4,876)
Issuance of restricted stock awards	1,704,843	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(95,980)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	1,615	—	—	—	—	1,615
Retirement of restricted stock for tax withholding	(263,689)	—	(3,394)	—	—	—	—	(3,394)
Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net income(1)	—	—	—	—	451	—	—	451
Foreign currency translation adjustment	—	—	—	123	—	—	—	123
Stock-based compensation expense	—	—	22,598	—	—	—	—	22,598
Exercise of stock options	425,180	—	6,953	—	—	—	—	6,953
Excess tax expense from stock-based compensation	—	—	(5,063)	—	—	—	—	(5,063)
Issuance of restricted stock awards	1,268,311	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(175,008)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	(3,245)	—	—	—	—	(3,245)
Retirement of restricted stock for tax withholding	(376,779)	—	(6,191)	—	—	—	—	(6,191)
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346

(1)

Net income attributable to noncontrolling interest excludes $0.9 million, $0.5 million and $1.7 million for the years ended June 30, 2017, 2016 and 2015, respectively, due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which is reported outside of permanent equity in the consolidated balance sheets (See Note 10 – “Redeemable Noncontrolling Interest”).

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(459)	$8,551	$9,326
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	74,280	68,225	80,282
Stock-based compensation expense	22,598	18,616	21,299
Excess tax benefit from stock-based compensation	(291)	(6)	(118)
Deferred income taxes	(7,065)	(3,818)	(3,094)
Provision for doubtful accounts	4,512	4,610	9,300
Provision for excess and obsolete inventory	475	691	1,406
Provision for student computer shrinkage and obsolescence	246	(459)	(430)
Impairment loss on other assets	586	200	—
Expensed computer peripherals	3,525	2,625	3,519
Impairment of investment in Web International Education Group, Ltd.	10,000	—	3,200
Other	(255)	—	—
Changes in assets and liabilities:
Accounts receivable	(27,745)	14,463	(1,892)
Inventories	(348)	(1,751)	2,853
Prepaid expenses	1,628	1,860	(4,073)
Other current assets	43	2,830	(2,579)
Deposits and other assets	10,020	(8,910)	(1,440)
Accounts payable	5,317	(3,900)	(1,192)
Accrued liabilities	(4,963)	15,497	(7,854)
Accrued compensation and benefits	(1,674)	4,255	9,389
Deferred revenue	(1,135)	636	621
Deferred rent and other liabilities	(567)	(2,437)	1,562
Net cash provided by operating activities	88,728	121,778	120,085
Cash flows from investing activities
Purchase of property and equipment	(2,174)	(5,008)	(9,928)
Capitalized software development costs	(26,918)	(36,265)	(33,755)
Capitalized curriculum development costs	(19,132)	(21,627)	(18,057)
Purchase of noncontrolling interest	(9,134)	—	—
Sale of trade name	89	—	—
Acquisition of LearnBop, Inc.	—	—	(6,512)
Acquisition of LTS Education Systems, net of cash acquired	71	(19,953)	—
Net cash used in investing activities	(57,198)	(82,853)	(68,252)
Cash flows from financing activities
Repayments on capital lease obligations	(15,697)	(17,402)	(21,939)
Purchase of treasury stock	—	—	(26,452)
Proceeds from exercise of stock options	6,953	14	553
Excess tax benefit from stock-based compensation	291	6	118
Repurchase of restricted stock for income tax withholding	(6,191)	(3,394)	(2,672)
Net cash used in financing activities	(14,644)	(20,776)	(50,392)
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	(12)	(1,698)
Net change in cash and cash equivalents	16,875	18,137	(257)
Cash and cash equivalents, beginning of period	213,989	195,852	196,109
Cash and cash equivalents, end of period	$230,864	$213,989	$195,852

See accompanying notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers online curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to 77 managed public schools in a majority of states throughout the United States), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as a partner with public schools, school districts, charter schools and private schools, enabling them to offer their students an array of solutions, including full-time virtual programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services, and other academic and technology support services.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company operates in one operating and reportable business segment as a technology‑based education company providing online curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, fair value of redeemable noncontrolling interest, fair value of lease exit liabilities, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the years ended June 30, 2017, 2016 and 2015, were $292.0 million, $294.7 million and $338.2 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the years ended June 30, 2016, 2015 and 2014, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.1)%, 0.4%, and (0.1)%, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

For turnkey service contract revenues, a school operating loss may reduce the Company’s ability to collect its management fees in full, though as noted it does not necessarily mean that the Company incurs a loss during the period with respect to its services to that school. The Company recognizes revenues, net of its estimated portion of school operating losses, to reflect the expected cash collections from such schools. Revenues are recognized based on the Company’s performance of services under the contract, which it believes is proportionate to its incurrence of costs. The Company incurs costs directly related to the delivery of services. Most of these costs are recognized throughout the year; however, certain costs related to upfront delivery of printed materials, workbooks, laboratory materials and other items are provided at the beginning of the school year and are recognized as expenses when shipped.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2017, 2016 and 2015, the Company’s revenues included a reduction for these school operating losses of $61.0 million, $57.1 million, and $65.2 million, respectively.

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

The Company accrues interest on its long-term receivables based on contracted terms.

During the years ended June 30, 2017, 2016 and 2015, approximately 83%, 82% and 86%, respectively, of the Company’s revenues were recognized from schools that contracted with the Company for Managed Public School Programs. During the year ended June 30, 2017, the Company had no such contracts that represented 10% of total

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

revenues. During the years ended June 30, 2016 and 2015, the Company had one contract that represented approximately 10% and 14% of total revenues, respectively. Approximately 9% of accounts receivable was attributable to that one contract as of June 30, 2016.

In fiscal year 2015, Agora renegotiated its service agreement and entered into a three year contract with the Company to purchase its curriculum and certain technology services, while the school board assumed daily operational responsibilities, including its charter renewal process and marketing and enrollment activities. This assumption of responsibilities caused the classification of Agora to change from a Managed Public School Program to a non-managed school within the Institutional business. The net impact of this event on the fiscal year 2016 revenues attributable to the loss of the management component of the Agora contract was approximately $111 million.

On June 9, 2016, Agora signed a new service agreement that extends through 2019 and included additional services including curriculum and certain technology services while the school board retained daily operational responsibilities.  The agreement also calls for payment terms of outstanding receivables to be paid over an approximate two-year period resulting in the reclassification of a portion to deposits and other assets on the consolidated balance sheets. The Company had outstanding receivables from Agora of $25.4 million and $29.5 million as of June 30, 2017 and 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Actual write-offs might exceed the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or market value. Provisions for excess and obsolete inventory are established based upon the evaluation of the quantity on hand relative to demand.

During the years ended June 30, 2016 and 2015, the Company increased the provision for excess and obsolete inventory by $0.7 million and $1.4 million primarily related to inventory in excess of anticipated demand and the decision to discontinue certain products. The Company decreased the provision during the year ended June 30, 2017 by $0.3

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

million. The excess and obsolete inventory reserve at June 30, 2017 and 2016, was $2.3 million and $2.6 million, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases (“ASC 840”), as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured. Beginning in fiscal year 2016, the Company no longer recovers peripheral equipment as it was determined to be uneconomical. Accordingly, the Company fully expenses peripheral equipment upon shipment as a component of instructional costs and services. These expenses totaled $3.5 million and $2.6 million for the years ended June 30, 2017 and 2016, respectively.

In addition, during the year ended June 30, 2015, the Company wrote down $6.5 million of property and equipment primarily related to computer peripherals and other fixed assets shipped to students, and for which no reclamation will be processed. There were no other material write-downs for the years ended June 30, 2017 and 2016.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. In addition during the fiscal year 2017, the Company accelerated depreciation on property and equipment associated with the operating leases that were exited during the three months ended March 31, 2017 (see Note 12, “Restructuring and Severance”). The Company recorded accelerated depreciation of $3.5 million, $2.8 million and $5.0 million for the years ended June 30, 2017, 2016 and 2015, respectively, related to the leases exited and for unreturned student computers.

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

Capitalized software development additions totaled $26.9 million, $36.3 million and $33.8 million for the years ended June 30, 2017, 2016 and 2015, respectively. The Company wrote down approximately $0.5 million and $4.8 million,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

respectively, of capitalized software projects after determining the assets either had no future use or are being sunset for the years ended June 30, 2016 and 2015. This write-down was included in selling, administrative and other operating expenses. There were no material write-downs of capitalized software projects for the year ended June 30, 2017.

Amortization expense for the years ended June 30, 2017, 2016 and 2015, was $33.0 million, $28.9 million and $26.8 million, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

The Company capitalizes curriculum development costs incurred during the application development stage in accordance with ASC 350. The Company capitalizes curriculum development costs during the design and deployment phases of the project. Many of the Company’s new courses leverage off of proven delivery platforms and are primarily content, which has no technological hurdles. As a result, a significant portion of the Company’s courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years.

Total capitalized curriculum development additions were $19.1 million, $21.6 million and $18.1 million for the years ended June 30, 2017, 2016 and 2015, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization and impairment charges. Amortization charges are recorded in instructional costs and services on the accompanying consolidated statements of operations. Amortization expense for the years ended June 30, 2017, 2016 and 2015 was $19.9 million, $17.0 million and $20.1 million, respectively. The Company wrote down approximately $2.6 million of capitalized curriculum development costs due to an assessment of recoverability of certain curriculum during the year ended June 30, 2015. There were no material write‑downs of capitalized curriculum development costs for the years ended June 30, 2017 and 2016.

Redeemable Noncontrolling Interests

Earnings or losses attributable to minority shareholders of a consolidated affiliated company are classified separately as “noncontrolling interest” in the Company’s consolidated statements of operations. Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified outside of permanent equity at redeemable value, which approximates fair value. If the redemption amount is other than fair value (e.g. fixed or variable), the redeemable noncontrolling interest is accounted for at the fixed or variable redeemable value. The redeemable noncontrolling interests are adjusted to their redeemable value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Goodwill and Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Finite‑lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite‑lived intangible assets include trade names, acquired customers and non‑compete agreements. Such intangible assets are amortized on a straight‑line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2017, 2016 and 2015 was $2.9 million, $2.7 million and $2.6 million, respectively. Future amortization of intangible assets is $2.9 million, $2.8 million, $2.7 million, $2.3 million and $2.2 million in the years ended June 30, 2018 through June 30, 2022, respectively and $7.1 million thereafter. As of June 30, 2017 and 2016, the goodwill balance was $87.2 million and $87.3 million, respectively. The reduction in goodwill was the result of an adjustment to the purchase price consideration related to the Company’s acquisition of LTS Education Systems, Inc. (see Note 13, “Acquisitions and Investments”).

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the year ended June 30, 2017.

Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process is referred to as “Step 0”. The Company performs its annual assessment on May 31st. Under the two-step process, the first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

The Company has determined it has one reporting unit. In the prior fiscal year, the Company had two reporting units, which included Middlebury. The Middlebury reporting unit was merged into the K12 reporting unit during the fourth quarter of fiscal year 2017. As a result of the Company’s purchase of the remaining 40% interest in the joint venture, Middlebury Interactive Language (“MIL”) (see Note 10, “Redeemable Noncontrolling Interest”), the Company began a process of integration. This integration included the accounting function, as well as the operations and management of remaining MIL employees. MIL no longer had a separate segment manager that reviewed results and reported into the Chief Operating Decision Maker (the “CODM”).

During the year ended June 30, 2017, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount and as a result, the Company determined that no impairment was required. During the year ended June 30, 2016, the Company performed step one of the two-step impairment test. The estimated fair value of the K12 reporting unit exceeded its carrying value by approximately 9.8% and the Middlebury reporting unit exceeded its fair value by approximately 29.8%. Based on the goodwill impairment analysis results, the Company determined that no impairment was required.

On July 31, 2014, the Company acquired a 51% majority interest in LearnBop, Inc. for $6.5 million in cash. On April 21, 2016, The Company acquired 100% interest in LTS Education Systems (“LTS”), for $23.1 million in cash and contingent consideration, see Note 13, “Acquisitions and Investments.”

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table represents goodwill additions/reductions during the years ended June 30, 2017, 2016 and 2015:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2014	$58.1
Acquisition of LearnBop	8.1
Balance as of June 30, 2015	$66.2
Acquisition of LTS	21.1
Balance as of June 30, 2016	$87.3
Adjustment to purchase price of LTS	(0.1)
Balance as of June 30, 2017	$87.2

Intangible Assets:

	June 30, 2017			June 30, 2016
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(7.6)	$10.0	$17.6	$(6.9)	$10.7
Customer and distributor relationships	20.1	(12.0)	8.1	20.1	(10.6)	9.5
Developed technology	2.9	(1.7)	1.2	2.9	(1.2)	1.7
Other	1.4	(0.5)	0.9	1.4	(0.2)	1.2
Total	$42.0	$(21.8)	$20.2	$42.0	$(18.9)	$23.1

Impairment of Long‑Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the years ended June 30, 2017, 2016 and 2015.

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

Sales Taxes

Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued liabilities in the accompanying consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass‑through conduit for collecting and remitting sales tax.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Stock‑Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $36.8 million, $31.2 million and $29.6 million for the years ended June 30, 2017, 2016 and 2015, respectively, and are included within selling, administrative, and other operating expenses in the consolidated statements of operations.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2017	2016	2015
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$451	$9,035	$10,988
Weighted average common shares — basic	38,298,581	37,613,782	37,330,569
Basic net income per share	$0.01	$0.24	$0.29

Diluted net income per share computation:

Net income attributable to common stockholders	$451	$9,035	$10,988
Share computation:
Weighted average common shares — basic	38,298,581	37,613,782	37,330,569
Effect of dilutive stock options and restricted stock awards	1,202,353	1,236,606	294,856
Weighted average common shares — diluted	39,500,934	38,850,388	37,625,425
Diluted net income per share	$0.01	$0.23	$0.29

As of June 30, 2017, 2016 and 2015, shares of common stock issuable in connection with stock options and restricted stock of 1,965,283 , 2,548,762 and 2,784,593 respectively, were not included in the diluted income per common share calculation because the effect would have been antidilutive. As of June 30, 2017, the Company had 44,325,772 shares of common stock issued and 40,823,174 shares outstanding.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2017 and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,841	—	—	4,841
Total	$6,041	$—	$—	$6,041

The following table summarizes certain fair value information at June 30, 2016 for assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Held for sale asset	$1,786	$—	$—	$1,786
Total	$1,786	$—	$—	$1,786

The held for sale asset is discussed in more detail in Note 13, “Acquisitions and Investments.” The lease exit liability is discussed in more detail in Note 12, “Restructuring and Severance.”

The following table summarizes certain fair value information at June 30, 2017 and liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisition of LTS Education Systems	$2,806	$—	$—	$2,806
Total	$2,806	$—	$—	$2,806

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis.

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Redeemable noncontrolling interest in Middlebury Interactive Learning	$6,801	$—	$—	$6,801
Contingent consideration associated with acquisition of LTS Education Systems	2,947	—	—	2,947
Total	$9,748	$—	$—	$9,748

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2017.

		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains (Losses)	June 30, 2017
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Contingent consideration associated with acquisition of LTS Education Systems	2,947	—	(141)	2,806
Total	$9,748	$(9,134)	$2,192	$2,806

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2016.

		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2015	and Settlements	Gains (Losses)	June 30, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$—	$—	$6,801
Contingent consideration associated with acquisition of LTS Education Systems	—	2,942	5	2,947
Total	$6,801	$2,942	$5	$9,748

The redeemable noncontrolling interest included the Company’s joint venture with Middlebury College. Under the agreement, Middlebury College had an irrevocable election to sell all of its membership interest to the Company (put right). On May 4, 2015, Middlebury College, under the joint venture agreement, exercised its right to require the Company to purchase all of its ownership interest in the joint venture. On December 27, 2016, the Company consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash. The fair value of the redeemable noncontrolling interest in MIL was accounted for in accordance with ASC 480-10-S99, Accounting for Redeemable Equity Instruments. The redeemable noncontrolling interest was redeemable outside of the Company’s control and was recorded

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

outside of stockholders’ equity. The contingent consideration is discussed in more detail in Note 13, “Acquisitions and Investments.”

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the reporting of new line items in the statements of operations and statement of cash flows.

Recent Accounting Pronouncements

Accounting Standards Adopted

In April 2015, the FASB issued ASU 2015-05,  Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance during the first quarter ended September 30, 2016 prospectively to all arrangements entered into or materially modified after June 30, 2016. As a result of the adoption, during the year ended June 30, 2017, the Company expensed approximately $2.2 million of professional services fees that would have been capitalized previously. These costs are included in the product development expenses in the condensed consolidated statements of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The Company adopted this amended standard in the first quarter ended September 30, 2016. The standard did not have a significant impact on the Company’s consolidated condensed financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year. Based on the Board’s decision, public organizations would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements which includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the first quarter of fiscal 2019. The Company expects to complete its assessment of the cumulative effect of adopting ASU 2014-09 as well as the expected impact of adoption during fiscal 2018.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016‑09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new guidance:

•

Excess tax benefits or deficiencies arising from share-based awards will be reflected within the consolidated statements of operations as a component of income tax expense rather than as a component of stockholders’ equity. The adoption of this guidance may result in volatility within a company’s results of operations, primarily due to changes in the stock price.

•	Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.
•

A forfeiture election will be made to either estimate forfeitures (similar to today’s requirement) or recognizing actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.

•

Statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

The Company will adopt this guidance during the first quarter of fiscal 2018. As part of its adoption of ASU 2016‑09, the Company will make an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal 2018, the Company will recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The Company expects that the change in accounting policy will result in an adjustment to retained earnings as of July 1, 2017. The Company will determine the method of adoption for the remaining provisions during the first quarter of fiscal 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016‑13”) related to the methodology for recognizing credit losses.  The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for the Company in the first quarter of fiscal 2021, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017‑04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this guidance, as well as the effect on its consolidated financial statements.

4. Property and Equipment and Capitalized Software

Property and equipment consist of the following at:

	June 30,
	2017	2016
	(In thousands)
Student computers	$32,867	$34,143
Computer software	26,314	25,434
Computer hardware	15,927	16,233
Leasehold improvements	10,094	12,048
State testing computers	6,274	5,837
Furniture and fixtures	4,533	5,870
Office equipment	1,488	1,538
Web site development costs	263	1,115
	97,760	102,218
Less accumulated depreciation and amortization	(71,463)	(73,771)
	$26,297	$28,447

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $6.7 million, $6.4 million and $6.0 million during the years ended June 30, 2017, 2016 and 2015, respectively. Depreciation expense of $11.2 million, $12.6 million and $27.5 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2017, 2016 and 2015, respectively. There were no significant write-downs of capitalized software projects during the years ended June 30, 2017 or 2016. During the year ended June 30, 2015, the Company wrote down approximately $4.8 million of capitalized software projects after determining the assets either have no future use or are being sunset. Amortization expense of $0.6 million, $0.5 million and $0.9 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2017, 2016 and 2015, respectively.

In the course of its normal operations, the Company incurs maintenance and repair expenses, which are expensed as incurred and amounted to $11.7 million, $11.6 million and $11.2 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Capitalized software consists of the following at:

	June 30,
	2017	2016
	(In thousands)
Capitalized software costs	$193,252	$176,374
Less accumulated depreciation and amortization	(130,557)	(106,319)
	$62,695	$70,055

The Company recorded amortization expense of $25.1 million, $23.4 million and $19.4 million related to capitalized software development reflected in instructional costs and services and $7.9 million, $5.5 million and $7.4 million reflected in selling, administrative and other operating expenses during the years ended June 30, 2017, 2016 and 2015, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Capitalized curriculum consists of the following at:

	June 30,
	2017	2016
	(In thousands)
Capitalized curriculum	$171,736	$156,471
Less accumulated depreciation and amortization	(112,523)	(93,104)
	$59,213	$63,367

The Company recorded amortization expense of $19.9 million, $17.0 million and $20.1 million related to capitalized curriculum development reflected in instructional costs and services during the years ended June 30, 2017, 2016 and 2015, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2017	2016
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$8,033	$5,464
Reserves	7,400	5,892
Accrued expenses	10,695	11,494
Stock compensation expense	11,449	11,735
Other assets	1,720	2,628
Deferred rent	3,299	1,922
Deferred revenue	401	—
Federal tax credits	20	20
State tax credits	390	841
Total deferred tax assets	43,407	39,996
Deferred tax liabilities
Capitalized curriculum development	(15,323)	(13,821)
Capitalized software and website development costs	(23,288)	(25,435)
Property and equipment	(2,649)	(1,931)
Investment in Middlebury Interactive Languages	—	(20)
Returned materials	(4,559)	(4,883)
Deferred revenue	—	(128)
Purchased intangibles	(7,161)	(7,897)
Total deferred tax liabilities	(52,980)	(54,115)
Net deferred tax liability before valuation allowance	(9,573)	(14,119)
Valuation Allowance	(7,153)	(4,339)
Net deferred tax liability	$(16,726)	$(18,458)
Reported as:
Long-term deferred tax liabilities	(16,726)	(18,458)
Net deferred tax liability	$(16,726)	$(18,458)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $7.2 million and $4.3 million as of June 30, 2017 and 2016, respectively, predominantly related to foreign income tax net operating losses ("NOL") and operating losses related to its tax non-consolidating entity.  The Company does not believe it is more likely than not that it will utilize these deferred tax assets.

The Company has not provided for U.S. deferred income taxes on undistributed foreign earnings because such earnings are considered to be indefinitely reinvested. Undistributed earnings of certain consolidated foreign subsidiaries at June 30, 2017 amounted to $22.8 million. If such earnings were not indefinitely reinvested, a U.S. deferred income tax liability of approximately $9.1 million would have been required.

At June 30, 2017, the Company had available federal and state NOL carryforwards of $1.6 million and $0.2 million, respectively, net of valuation allowances. The federal NOLs, if unused, expire in 2020 and the state NOLs expire on various dates.

For the years ended June 30, 2017 and 2016, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. The Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The related components of the income tax expense for the years ended June 30, 2017, 2016 and 2015 were as follows:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Current:
Federal	$8,756	$4,651	$6,490
State	3,153	1,152	1,964
Foreign	552	2,761	450
Total current	12,461	8,564	8,904
Deferred:
Federal	(6,505)	(1,648)	(2,291)
State	(560)	(97)	(1,635)
Foreign	—	(2,073)	832
Total deferred	(7,065)	(3,818)	(3,094)
Total income tax expense	$5,396	$4,746	$5,810

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2017	2016	2015
U.S. federal tax at statutory rates	35.0%	35.0%	35.0%
Permanent items	7.1	4.8	2.3
Lobbying	7.2	5.3	5.0
State taxes, net of federal benefit	19.5	3.8	1.8
Research and development tax credits	(8.2)	(8.1)	(1.7)
Domestic production activities deduction	(22.9)	(5.2)	(6.5)
Change in valuation allowance	53.3	2.9	5.2
Effects of foreign operations	2.6	(0.9)	(13.6)
Reserve for unrecognized tax benefits	3.3	(6.3)	6.1
Noncontrolling Interests	12.5	4.2	5.5
Other	(0.1)	0.2	(0.7)
Provision for income taxes	109.3%	35.7%	38.4%

The effective income tax rates during the years ended June 30, 2017, 2016 and 2015 were 109.3%, 35.7%, and 38.4%, respectively. The increase in the effective tax rate for the year ended June 30, 2017 was primarily due to the Web impairment which resulted in substantial foreign losses with no tax benefit due to the full valuation allowance against these losses.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2017, 2016 and 2015, the Company had $0.1 million, $0.1 million and $0.2 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2017, 2016 and 2015 were as follows:

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Balance at beginning of the year	$2,224	$3,558	$2,555
Additions for prior year tax positions	951	351	137
Additions for current year tax positions	241	290	989
Reductions for prior year tax positions	(1,156)	(1,975)	(123)
Balance at end of the year	$2,260	$2,224	$3,558

If recognized, all of the $2.3 million balance of unrecognized tax benefits would affect the effective tax rate. We do not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2013.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2011.

6. Lease Commitments

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of June 30, 2017 and 2016, the outstanding balance of capital leases under the current and former lease lines of credit (as discussed in more detail below) was $21.9 million and $23.1 million, respectively, with lease interest rates ranging from 1.95% to 2.71%. Individual leases under the lease lines of credit include 36‑month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of June 30, 2017 and 2016 was $39.1 million and $39.9 million, respectively. The accumulated depreciation of leased student computers as of June 30, 2017 and 2016 was $25.1 million and $25.9 million, respectively.

The Company executed a second extension to its $35.0 million non-revolving lease line of credit during the third quarter of fiscal year 2017 to extend the maturity date to August 15, 2018, and had remaining availability under the new lease line of $31.9 million as of June 30, 2017. The Company had $11.3 million of remaining availability under the previous non-revolving $35.0 million lease line of credit as of June 30, 2016. Interest on unpaid principal under the new line of credit is at a fluctuating rate of LIBOR plus 1.2%.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2017 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)
2018	$12,235
2019	7,819
2020	2,376
Total minimum payments	22,430
Less amount representing interest (imputed weighted average capital lease interest rate of 2.28%)	(525)
Net minimum payments	21,905
Less current portion	(11,880)
Present value of minimum payments, less current portion	$10,025

Operating Leases

The Company has fixed non‑cancelable operating leases with terms expiring through 2022 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

Rent expense was $6.3 million, $7.8 million and $8.1 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are as follows:

Year Ended
($ in thousands)	June 30,
2018	$9,208
2019	9,138
2020	7,860
2021	7,351
2022	6,196
Thereafter	150
Total future minimum lease payments	$39,903

7. Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, or the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2017 and 2016, the Company was in compliance with these covenants. During the years ended June 30, 2017 and 2016, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of June 30, 2017 and 2016.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

8. Equity Transactions

The Company’s Fourth Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. No Preferred Stock was issued or outstanding as of June 30, 2017 or 2016.

Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b-18 of the Exchange Act. For fiscal year ended June 30, 2015, the Company paid approximately $26.5 million in cash to repurchase 1,307,402 shares of common stock at an average price of $20.23 per share. As of June 30, 2017 and 2016, total shares purchased under the plan were 3,502,598, at an average cost of $21.41 per share, and there were no shares remaining to be repurchased under the plan. No stock purchases were made during the year ended June 30, 2017 and 2016.

9. Equity Incentive Plan

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to motivate high levels of performance and align the interests of the Company’s employees, directors and consultants with the long-term interests of its stockholders by linking compensation to Company performance while building the long-term value of the Company. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

•	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date), and;

•	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. At June 30, 2017, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,384,718. At June 30, 2017, there were 4,541,177 shares of the Company’s common stock that remain outstanding under the Plan and Prior Plan.

Each stock option is exercisable pursuant to the vesting schedule set forth in the stock option agreement granting such stock option, generally over four years. No stock option shall be exercisable after the expiration of its option term. The Company has granted stock options under the Prior Plan and the Company has also granted stock options to executive officers under stand-alone agreements outside the Prior Plan.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of the Company’s service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,
	2016	2015
Dividend yield	0.00%	0.00%
Expected volatility	54.5%	48% to 51%
Risk-free interest rate	1.00%	1.27% to 1.71%
Expected life of the option term (in years)	5.11	4.97 to 5.11
Forfeiture rate	12%	12% to 28%

There were no grants of stock options during the year ended June 30, 2017. The fair value of the options granted for the years ended June 30, 2016 and 2015 was $3.2 million and $4.4 million, respectively. This amount will be expensed over the required service period.

Dividend yield—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.

Risk‑free interest rate—The assumed risk free rate used is a zero coupon U.S. Treasury security with a maturity that approximates the expected term of the option.

Expected life of the option term—The period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of eight years. The Company estimates the expected life of the option term based on an average life between the dates that options become fully vested and the maximum life of options granted.

Forfeiture rate — The estimated percentage of options granted that is expected to be forfeited or canceled before becoming fully vested. The Company uses a forfeiture rate based on historical forfeitures of different classification levels of employees in the Company.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand‑alone agreements during the years ended June 30, 2017, 2016 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2014	2,578,401	$21.44	4.57	$42,754
Granted	617,985	16.12
Exercised	(99,935)	5.68
Forfeited or canceled	(181,858)	29.85
Outstanding, June 30, 2015	2,914,593	$20.33	4.05	$88,200
Granted	243,112	13.43
Exercised	(1,000)	13.66
Forfeited or canceled	(806,530)	18.55
Outstanding, June 30, 2016	2,350,175	$20.20	3.94	$46,573
Granted	—	—
Exercised	(425,180)	16.35
Forfeited or canceled	(568,467)	23.12
Outstanding, June 30, 2017	1,356,528	$20.19	4.46	$1,481,585
Stock options exercisable at June 30, 2017	1,055,783	$21.46	4.10	$621,708

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in‑the‑money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2017, 2016 and 2015 was $1.3 million, zero and $0.3 million, respectively.

As of June 30, 2017, there was $2.1 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.7 years. During the years ended June 30, 2017, 2016 and 2015, the Company recognized $2.0 million, $3.7 million and $5.5 million, respectively, of stock-based compensation expense related to stock options. Included in expense for the years ended June 30, 2017, 2016 and 2015 is zero, $0.4 million and zero, respectively, associated with accelerated vesting of option awards for executives and other employees.

Restricted Stock Awards

The Company has approved grants of restricted stock awards (“RSA”) pursuant to the Plan and Prior Plan. Under the Plan and Prior Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSAs, generally over three years. Under the Plan and Prior Plan, there have been no awards of restricted stock to independent contractors.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2017, 2016 and 2015 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2014	979,595	$22.97
Granted	822,698	17.54
Vested	(490,309)	15.63
Canceled	(66,480)	22.46
Nonvested, June 30, 2015	1,245,504	$22.30
Granted	1,704,843	10.13
Vested	(722,577)	22.24
Canceled	(95,980)	20.25
Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,268,311	12.70
Vested	(1,084,046)	12.94
Canceled	(175,008)	12.69
Nonvested, June 30, 2017	2,141,047	$12.34

Performance Based Restricted Stock Awards (included above)

During the year ended June 30, 2017, 333,489 new performance based restricted stock awards were granted and 467,131 remain nonvested at June 30, 2017. During the year ended June 30, 2017, 99,155 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Equity Incentive Market Based Restricted Stock Awards (included above)

During the year ended June 30, 2017, 58,000 new equity incentive market based restricted stock awards were granted with a weighted average grant date fair value of $4.99 per share. The awards were granted pursuant to the Prior Plan and 20% of the shares granted vest immediately upon achievement of specified average closing prices of the Company’s stock for 30 consecutive days following the public release of fiscal year 2017 earnings and the remaining 80% vest ratably in semi-annual intervals until the three year anniversary from grant date.  Additionally, vesting is dependent upon continuing service by the grantee as an employee of the Company at each vest date, unless the grantee is eligible for earlier vesting. The fair value was determined using a Monte Carlo simulation model incorporating the following factors: stock price on the grant date of $11.50, risk free rate of return of 0.6%, and expected volatility of approximately 50%.

During the year ended June 30, 2017, 71,796, 118,750, and 144,738 of previously issued market based awards vested upon on the attainment of the average stock price performance target of $13, $16 and $19 per share, respectively, for 30 consecutive days. As of June 30, 2017, 307,075 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the year ended June 30, 2017, 876,822 new service based restricted stock awards were granted and 1,366,841 remain nonvested at June 30, 2017. During the year ended June 30, 2017, 649,607 service based restricted stock awards vested.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Summary of All Restricted Stock Awards

As of June 30, 2017, there was $13.8 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock awards granted for the years ended June 30, 2017 and 2016 was $16.0 million and $14.5 million, respectively. The total fair value of shares vested for the years ended June 30, 2017 and 2016 was $17.5 million and $8.2 million, respectively. During the years ended June 30, 2017, 2016 and 2015, the Company recognized $16.8 million, $14.8 million and $15.8 million, respectively, of stock-based compensation expense related to restricted stock awards. Included in the expense for the years ended June 30, 2017, 2016 and 2015, is $1.0 million, $0.4 million and $2.5 million associated with accelerated vesting of equity awards to executives and other employees.

Performance Share Units (“PSU”)

During the years ended June 30, 2017 and 2016, the Company granted 52,000 and 1,154,602 PSUs, respectively to certain senior executives, having a weighted average grant date fair value of $18.97 and $12.92 per share, respectively. The PSUs vest upon achievement of certain performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a two to three year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and are classified as an equity award in accordance with ASC 718. If actual performance exceeds the target criteria for a full award, then additional PSUs up to 521,801 could be earned by the participants.

In addition to the LTIP performance conditions, there is a service vesting condition which stipulates that thirty percent of the earned award (“Tranche #1) will vest quarterly beginning November 15, 2017 and seventy percent of the earned award (“Tranche #2) will vest on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSUs, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. For the year ended June 30, 2017, the Company determined the achievement of the performance condition was probable on Tranche #1. Achievement is believed to be probable at the highest level which equals 150% of the target award. Therefore, during the fourth quarter of fiscal 2017, the Company recorded $3.8 million of expense for the period of grant date (September 2015) through June 2017. The Company determined the achievement of the performance conditions associated with Tranche #2 was not probable, therefore no expense was recorded during the year ended June 30, 2017. As of June 30, 2017, there was $1.6 million of total unrecognized compensation expense related to nonvested PSUs for which probable achievement is assumed. During the years ended June 30, 2017, 2016 and 2015, the Company recognized $3.8 million, zero and zero, respectively, of stock-based compensation expense related to PSUs.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Performance share unit activity during the years ended June 30, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2015	—	$—
Granted	1,154,602	12.92
Vested	—	—
Canceled	(65,000)	13.45
Nonvested, June 30, 2016	1,089,602	$12.91
Granted	52,000	18.97
Vested	—	—
Canceled	(98,000)	13.45
Nonvested, June 30, 2017	1,043,602	$13.16

10. Redeemable Noncontrolling Interest

Investment in LearnBop, Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop, Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the non-controlling shareholders have a non-transferable put right, which is exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. The price of the put right will be determined based on the trailing twelve month revenue and contribution margin as defined in the Stockholders’ Agreement between the Company and LearnBop. Additionally, the Company has a non-transferable call option for the remaining minority interest at a price of $3.0 million, which becomes exercisable January 1, 2019 or thereafter. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.1 million during the year ended June 30, 2015.

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

Given the provision of the put rights, the redeemable noncontrolling interests are redeemable outside of the Company’s control and are recorded outside of permanent equity at their redemption value in accordance with

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

ASC 480‑10‑S99, Accounting for Redeemable Equity Instruments. The Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to retained earnings, or in the absence of retained earnings, by adjustment to additional paid-in-capital.

The noncontrolling interest is redeemable at other than fair value as the redemption value is determined based on a specified formula. The noncontrolling interest becomes redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interest at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss, or (ii) the redemption value.

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

Middlebury College Joint Venture

In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College (“Middlebury”) to form Middlebury Interactive Languages LLC (“MIL”). The venture creates and distributes innovative, online language courses under the trademark Middlebury and other marks. The joint venture agreement provided Middlebury with the right at any time after the fifth (5th) anniversary of forming the joint venture, to irrevocably elect to sell all of its membership interest to the Company (put right) at the fair market value of Middlebury’s membership interest. Additionally, Middlebury had an option to repurchase the camp programs at fair market value along with other contractual rights as certain milestones associated with its Language Academy summer camp programs were not met. On May 4, 2015, Middlebury exercised its right to require the Company to purchase all of its ownership interest in the joint venture, and on December 27, 2016, the Company consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash.

The following is a summary of the activity of the redeemable noncontrolling interest at June 30, 2017 and 2016:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2015	$9,601
Net loss	(484)
Adjustment to redemption value	(1,615)
Balance of redeemable noncontrolling interest at June 30, 2016	$7,502
Net loss	(910)
Adjustment to redemption value	3,245
Purchase of noncontrolling interest	(9,137)
Balance of redeemable noncontrolling interest at June 30, 2017	$700

11. Commitments and Contingencies

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

On September 24, 2015, in connection with an industry-wide investigation styled “In the Matter of the Investigation of For-Profit Virtual Schools,” the Company received a civil investigative subpoena for specified documents and responses to interrogatories from the Attorney General of the State of California, Bureau of Children’s Justice (“BCJ”).

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

On July 8, 2016, K12 and the California Virtual Academy (“CAVA”) charter schools (“CAVA Schools”) entered into: (i) a Settlement Agreement and Release of a previously sealed Qui Tam lawsuit alleging false attendance reporting; (ii) a Stipulation for Entry of Final Judgment (“Stipulation”) in connection with the BCJ’s investigation as it pertained to us; and (iii) a Final Judgment enjoining us from engaging in certain business practices in California, and requiring that the Company and CAVA Schools undertake certain Conduct Provisions. The Settlement Agreement and Release provides for us to pay the State of California $2.5 million, and the Qui Tam plaintiff $0.1 million to settle the attendance reporting claims and in which we and the CAVA Schools deny any and all liability and wrongdoing. The Stipulation specifies that the Attorney General, the Company and the CAVA Schools have concluded the BCJ investigation and agreed to implement the Conduct Provisions of the Final Judgment “without admissions of findings of fact or law or wrongdoing, misconduct or illegal acts by K12 or the CAVA Schools, or any facts alleged in the [Attorney General’s] Complaint.” The Final Judgement provides for the Company to pay the State of California $6.0 million “to defray the costs of this action and to fund the investigation and prosecution of enforcement cases to protect the rights of children,” and further includes a release of all legal claims that could be brought by the Attorney General involving the covered conduct. The Conduct Provisions of the Final Judgment require the Company to continue to improve its business practices and compliance programs as they generally relate to the operations and promotional activities of K12 and the CAVA Schools. The proceeding settlement costs were offset by insurance reimbursable administrative costs of approximately $1.5 million reflected in selling, administrative and other operating expenses.  The resulting charge of $7.1 million was recorded in selling, administrative and other operating expenses for the year ended June 30, 2016.

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation. On December 2, 2016, the lead plaintiffs filed an amended complaint against the Company. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with the Company, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  The lead plaintiffs filed an opposition to the motion to dismiss the amended complaint on March 1, 2017. On March 31, 2017, the Company filed its response to the lead plaintiffs’ opposition to the motion to dismiss. A hearing on the motion to dismiss the amended complaint was held on April 19, 2017 and a decision is pending. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the amended complaint.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Off‑Balance Sheet Arrangements

As of June 30, 2017, the Company provided guarantees of approximately $0.9 million related to lease commitments on the buildings for certain of the Company’s schools. Previously, the Company had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which the Company served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to the Company. Since the default occurred, the Company has taken steps to exit this facility and entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, the Company entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease (see Note 12, “Restructuring and Severance”).

In addition, the Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits.

Other than these lease and operating deficit guarantees, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

12.   Restructuring and Severance

In the third and fourth quarters of fiscal year 2017, the Company exited three facilities (which included the subleased facility above) that are currently under an operating lease, entered into a lease buyout agreement (discussed above) and reduced its workforce through involuntary terminations. The Company consolidated its corporate workforce by exiting its space in a building as well as two other facilities that were no longer being utilized. The workforce reduction was executed after an internal management review of resources required to meet the future business plans of the Company.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. The Company recorded an impairment of $5.3 million for the three leases. The current portion of the liability of $1.6 million, is included in accrued liabilities and the long-term portion of $3.7 million, is included in other long-term liabilities on the consolidated balance sheet. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.8 million net impact of these actions is recorded in selling, administrative, and other operating expenses in the consolidated statements of operations. Additionally, the lease buyout was $0.7 million and is included in instructional costs and services in the consolidated statements of operations. There were no similar charges recorded during the years ended June 30, 2016 or 2015.

The Company reduced its workforce during the year ended June 30, 2017 and recorded salary-related severance of $3.4 million. During the years ended June 30, 2016 and 2015, the Company recorded salary-related severance of $1.7 million and $1.5 million, respectively.

13. Acquisitions and Investments

Investment in Web International Education Group Ltd. (“Web”)

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The Company accrued interest up through December 31, 2014. Given the difficulties in expatriating money from China, the Company discontinued the accrual of interest and wrote off the interest accrued during fiscal year 2015. During the fourth quarter of fiscal 2017, the Company entered into a contract with a third-party investor to sell its investment in Web, however, the agreement was terminated subsequent to year end due to nonperformance. Accordingly, at June 30, 2017, the Company recorded an impairment of $10.0 million in the consolidated statement of operations. The Company continues to work with Web, and to the extent it collects in a subsequent period, the Company will record the amount collected in other income in the period received.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner (“Partner”). The note bore interest at a fixed rate of 5.25% per year with a five year maturity and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017, the Company received the deed of ownership to the property.

As of March 31, 2017, the Company decided to dispose of the property and classified it as an asset held for sale, and included it in other current assets on the consolidated balance sheet. During the third quarter of fiscal year 2017, management approved a plan to sell, and began actively marketing the property. The Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which was included in selling, administrative and other operating expenses on the consolidated statements of operations. As of June 30, 2017, the Company continues to market the property and determined that there had been no change to its estimated carrying value.

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

Acquisition of LTS Education Systems

On April 21, 2016, the Company completed its acquisition of Disguise the Learning, Inc. dba LTS Education Systems (“LTS”), a provider of personalized, digital game–based online learning solutions. With its acquisition of LTS, the Company aims to expand its online courses offerings in math, reading, english language arts, science and history.

The total purchase price consideration for this acquisition was $23.1 million, which consisted primarily of cash of $20.2 million and $2.9 million of contingent consideration (earn–out liability), of which $21.0 million was allocated to goodwill, $4.6 million to acquired intangible assets and $2.5 million to net liabilities assumed. The customer relationships and developed technology have estimated lives of seven and four years, respectively; while the other intangible assets have estimated lives ranging from two to five years. The goodwill is not deductible for income tax purposes. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.4 million. The acquisition of LTS was not significant to the Company’s results of operations.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended June 30, 2017, the Company made its final adjustments to the purchase price of LTS which included a $0.1 million escrow refund resulting from the final working capital adjustment which was recorded as a reduction to goodwill.

The following table summarizes the fair values of considerations paid and identifiable assets acquired and liabilities assumed for LTS as of the date of acquisition, after the Company’s final purchase price adjustments (in millions):

Acquisition consideration:	June 30, 2017
Cash	$20.2
Fair value of contingent consideration (earn-out liability)	2.9
Total consideration transferred	$23.1
Identifiable assets acquired and liabilities assumed:
Customer relationships	$1.9
Developed technology	1.7
Other intangible assets	1.0
Goodwill	21.0
Deferred tax	(2.6)
Other net assets	0.1

The contingent consideration included in the table above represents the fair value of additional consideration payable to the seller, estimated using a discounted cash flow method. Consideration is to be distributed on the eighteen month and thirty month anniversaries of the closing date, and is contingent on the future performance of two key contracts.  Each contract is to be assessed independently with an aggregate potential payment of $3.0 million. Performance metrics are based on the year-over-year maintenance of a total aggregate contract value in excess of 51%, with a greater than 90% success rate ensuring full payment.

14. Related Party Transactions

At June 30, 2017 and 2016, the Company had loaned a total of $4.0 million to MIL in accordance with the terms of the original joint venture agreement. The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bore interest at a fixed rate of 5.25% per year with a five year maturity date and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017, the Company received the deed of ownership to the property. See Note 13, “Acquisitions and Investments – Investment in School Mortgage.”

During the years ended June 30, 2017 and 2016, the Company contributed $0.5 million and $0.7 million, respectively to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation. No contributions were made during the year ended June 30, 2015.

15. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation. The Company expensed $1.6 million, $1.5 million and $1.8 million during the years ended June 30, 2017, 2016 and 2015, respectively under the 401(k) Plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2017	2016	2015

Cash paid for interest	$750	$790	$1,051

Cash paid for taxes	$8,052	$1,125	$19,390

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$14,469	$10,878	$14,654

Business combinations:
Current assets	$—	$419	$27
Intangible assets	—	4,600	—
Capitalized software development costs	—	—	940
Goodwill	—	21,054	8,101
Assumed liabilities	—	(5,780)	(50)
Deferred revenue	—	(400)	(23)

17. Common Stock Repurchases

On November 4, 2013, the Board of Directors authorized the repurchase of up to $75.0 million of the Company’s outstanding common stock over a two year period. Any purchases under the buyback are dependent upon business and market conditions and other factors. The stock purchases are made from time to time and may be made through a variety of methods including open market purchases and trading plans that may be adopted in accordance with the Rule 10b‑18 of the Exchange Act. There were no stock repurchases during the years ended June 30, 2017 and 2016.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Results of Operations (Unaudited)

The unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company’s consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company’s last eight quarters.

	Fiscal 2017
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2017 (1)	2017	2016	2016
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$215,758	$222,533	$221,090	$229,138
Cost and expenses
Instructional costs and services	139,244	136,431	137,542	144,099
Selling, administrative and other operating expenses	68,791	69,828	62,352	104,646
Product development expenses	3,011	3,511	2,873	3,062
Total costs and expenses	211,046	209,770	202,767	251,807
Income (loss) from operations	4,712	12,763	18,323	(22,669)
Impairment of investment in Web International Education Group, Ltd.	(10,000)	—	—	—
Interest income (expense), net	561	641	264	342
Income (loss) before income taxes and noncontrolling interest	(4,727)	13,404	18,587	(22,327)
Income tax benefit (expense)	(1,876)	(4,522)	(7,688)	8,690
Net income (loss)	(6,603)	8,882	10,899	(13,637)
Add net (income) loss attributable to noncontrolling interest	120	233	753	(196)
Net income (loss) attributable to common stockholders	$(6,483)	$9,115	$11,652	$(13,833)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.17)	$0.24	$0.31	$(0.36)
Diluted	$(0.17)	$0.23	$0.30	$(0.36)
Weighted average shares used in computing per share amounts:
Basic	38,757,312	38,376,984	38,104,909	37,938,705
Diluted	38,757,312	39,328,127	39,007,276	37,938,705

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

	Fiscal 2016
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2016	2016	2015	2015
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$221,319	$221,340	$208,811	$221,230
Cost and expenses
Instructional costs and services	143,136	134,755	129,616	139,003
Selling, administrative and other operating expenses	76,606	64,888	61,440	99,270
Product development expenses	1,067	2,563	3,028	3,413
Total costs and expenses	220,809	202,206	194,084	241,686
Income (loss) from operations	510	19,134	14,727	(20,456)
Interest income (expense), net	(21)	(101)	(190)	(305)
Income (loss) before income taxes and noncontrolling interest	489	19,033	14,537	(20,761)
Income tax benefit (expense)	(822)	(5,368)	(6,653)	8,097
Net income (loss)	(333)	13,665	7,884	(12,664)
Add net (income) loss attributable to noncontrolling interest	(649)	608	654	(129)
Net income (loss) attributable to common stockholders	$(982)	$14,273	$8,538	$(12,793)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.03)	$0.38	$0.23	$(0.34)
Diluted	$(0.03)	$0.37	$0.23	$(0.34)
Weighted average shares used in computing per share amounts:
Basic	37,768,812	37,692,826	37,559,999	37,433,493
Diluted	37,768,812	38,999,871	37,680,876	37,433,493

SCHEDULE II

K12 INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2017, 2016 and 2015

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning	Cost and	from	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2017	$10,813,394	4,512,899	535,122	$14,791,171
June 30, 2016	$9,657,092	4,609,720	3,453,418	$10,813,394
June 30, 2015	$3,459,928	9,299,766	3,102,602	$9,657,092

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2017	$2,642,547	475,218	807,456	$2,310,309
June 30, 2016	$2,192,234	691,407	241,094	$2,642,547
June 30, 2015	$9,056,142	1,405,988	8,269,896	$2,192,234

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2017	$573,444	595,876	350,278	$819,042
June 30, 2016	$1,032,253	89,064	547,873	$573,444
June 30, 2015	$1,462,424	379,030	809,201	$1,032,253

(1)

A  reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2017, 2016 and 2015, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2017	$4,338,653	3,296,617	482,410	$7,152,860
June 30, 2016	$2,791,033	1,594,174	46,554	$4,338,653
June 30, 2015	$1,968,482	1,352,231	529,680	$2,791,033

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a‑15(d) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2017, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting:

In addition, management carried out an evaluation, as required by Rule 13a‑15(d) of the Exchange Act, under supervision of the Chief Executive Officer and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

We have audited K12 Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). K12 Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, K12 Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of K12 Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 9, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia

August 9, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2017 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2017 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Director Compensation for Fiscal 2017.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2017 Proxy Statement under the captions “Certain Relationships and Related‑Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2017 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

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

ITEM 16.  10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2017	K12 INC.

	By:	/s/ Stuart J. Udell
Name: Stuart J. Udell
Title: Chief Executive Officer
August 9, 2017

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Stuart J. Udell, James J. Rhyu and Howard D. Polsky, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STUART J. UDELL	Chief Executive Officer (Principal Executive Officer)	August 9, 2017
Stuart J. Udell

/s/ JAMES J. RHYU	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 9, 2017
James J. Rhyu

/s/ NATHANIEL A. DAVIS	Executive Chairman of the Board of Directors	August 9, 2017
Nathaniel A. Davis

/s/ AIDA M. ALVAREZ	Director	August 9, 2017
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 9, 2017
Craig R. Barrett

/s/ GUILLERMO BRON	Director	August 9, 2017
Guillermo Bron

/s/ KEVIN P. CHAVOUS	Director	August 9, 2017
Kevin P. Chavous

/s/ JOHN M. ENGLER	Director	August 9, 2017
John M. Engler

/s/ STEVEN B. FINK	Director	August 9, 2017
Steven B. Fink

/s/ LIZA McFADDEN	Director	August 9, 2017
Liza McFadden

/s/ Jon Q. Reynolds	Director	August 9, 2017
Jon Q. Reynolds

/s/ Andrew H. Tisch	Director	August 9, 2017
Andrew H. Tisch

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Fourth Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2016, filed with the SEC on January 27, 2017, File No. 001‑33883).

3.2	Second Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on February 9, 2016, File No. 001‑33883).
4.1

Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S‑1, filed with the SEC on November 8, 2007, File No. 333‑144894).

4.2*	Form of Stock Option Agreement under the 2016 Incentive Award Plan.
4.3*	Form of Restricted Stock Award Agreement under the 2016 Incentive Award Plan.
4.4*	K12 Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment to Form S-8, filed on March 22, 2017, File No. 333-213033.

4.5*

K12 Inc. 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on October 28, 2015, File No. 001‑33883).

4.6*

Form of Indemnification Agreement for Non‑Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008, File No. 001‑33883).

4.7	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed with the SEC on October 22, 2008, File No. 001‑33883).
4.8

Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S‑1, filed with the SEC on July 27, 2007, File No. 333‑144894).

10.1*

Amendment to Amended and Restated Stock Option Agreement, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2010, filed with the SEC on February 9, 2011, File No. 001‑33883).

10.2*

Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2012, filed with the SEC on February 5, 2013, File No. 001‑33883).

10.3*

First Amendment to Employment Agreement for Nathaniel A. Davis, effective January 7, 2013 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001‑33883).

10.4*

Amended and Restated Employment Agreement for Nathaniel A. Davis, effective March 10, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2014, filed with the SEC on April 29, 2014, File No. 001‑33883).

10.5

Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 27, 2016. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001‑33883).

10.6

Employment Agreement of Stuart J. Udell (“Agreement”), dated January 7, 2016. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001‑33883).

10.8	Form of Performance Share Unit Agreement under the 2016 Incentive Award Plan.
10.9

Form of Performance Share Unit Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, filed with the SEC on October 27, 2015, File No. 001‑33883).

10.10*

Employment Agreement of James J. Rhyu, dated May 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001‑33883).

10.11*

Employment Agreement of Howard D. Polsky, dated June 1, 2004 (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1, filed with the SEC on September 26, 2007, File No. 333‑144894).

10.12*

First Amendment to Employment Agreement of Howard D. Polsky, dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 4 to Registration Statement on Form S‑1, filed with the SEC on November 8, 2007, File No. 333‑144894).

Exhibit No.	Description of Exhibit
10.13*

Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2016, File No. 001‑33883).

10.14

Deed of Lease by and between ACP/2300 Corporate Park Drive, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S‑1, filed with the SEC on September 26, 2007, File No. 333‑144894).

10.15

First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001‑33883).

10.16

Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001‑33883).

10.17

Credit Agreement, dated January 31, 2014, by and among K12 Inc., certain of K12’s subsidiaries, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2013, filed with the SEC on February 4, 2014, File No. 001‑33883).

10.18*

Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001‑33883).

10.19*

Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001‑33883).

21.1	Subsidiaries of K12 Inc.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
99.1 †	Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation
101.LAB#	XBRL Taxonomy Extension Labels
101.PRE#	XBRL Taxonomy Extension Presentation
101.DEF#	XBRL Taxonomy Extension Definition

*Denotes management compensation plan or arrangement.

#Pursuant to Rule 406T of Regulation S‑T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

†Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.