Form 10-Q
period 2017-09-30
K12 INC
filed 2017-10-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 Corporate Park Drive
Herndon, VA	20171
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 19, 2017, the Registrant had 41,332,774 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$147,342	$230,864
Accounts receivable, net of allowance of $13,992 and $14,791 at September 30, 2017 and June 30, 2017, respectively	282,785	192,205
Inventories, net	18,588	30,503
Prepaid expenses	33,826	8,006
Other current assets	15,678	12,004
Total current assets	498,219	473,582
Property and equipment, net	32,468	26,297
Capitalized software, net	60,839	62,695
Capitalized curriculum development costs, net	57,056	59,213
Intangible assets, net	19,509	20,226
Goodwill	87,214	87,214
Deposits and other assets	7,134	6,057
Total assets	$762,439	$735,284
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$14,121	$11,880
Accounts payable	34,010	30,052
Accrued liabilities	11,509	21,622
Accrued compensation and benefits	14,281	29,367
Deferred revenue	65,769	24,830
Total current liabilities	139,690	117,751
Capital lease obligations, net of current portion	15,167	10,025
Deferred rent, net of current portion	3,939	4,157
Deferred tax liability	23,772	16,726
Other long-term liabilities	12,299	11,579
Total liabilities	194,867	160,238
Commitments and contingencies	—	—
Redeemable noncontrolling interest	700	700
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,837,066 and 44,325,772 shares issued and 41,334,468 and 40,823,174 shares outstanding at September 30, 2017 and June 30, 2017, respectively	4	4
Additional paid-in capital	691,294	690,488
Accumulated other comprehensive loss	(325)	(170)
Accumulated deficit	(49,101)	(40,976)
Treasury stock of 3,502,598 shares at cost at September 30, 2017 and June 30, 2017	(75,000)	(75,000)
Total stockholders’ equity	566,872	574,346
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$762,439	$735,284

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2017	2016
	(In thousands except share and per share data)
Revenues	$228,785	$229,138
Cost and expenses
Instructional costs and services	147,367	144,099
Selling, administrative, and other operating expenses	96,282	104,646
Product development expenses	2,898	3,062
Total costs and expenses	246,547	251,807
Loss from operations	(17,762)	(22,669)
Interest income, net	235	342
Loss before income taxes and noncontrolling interest	(17,527)	(22,327)
Income tax benefit	9,368	8,690
Net loss	(8,159)	(13,637)
Add net loss (income) attributable to noncontrolling interest	103	(196)
Net loss attributable to common stockholders	$(8,056)	$(13,833)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.21)	$(0.36)
Weighted average shares used in computing per share amounts:
Basic and diluted	39,108,172	37,938,705

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Net loss	$(8,159)	$(13,637)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(155)	152
Total other comprehensive loss, net of tax	(8,314)	(13,485)
Comprehensive loss (income) attributable to noncontrolling interest	103	(196)

Comprehensive loss attributable to common stockholders	$(8,211)	$(13,681)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(69)	—	—	43
Net loss (1)	—	—	—	—	(8,056)	—	—	(8,056)
Foreign currency translation adjustment	—	—	—	(155)	—	—	—	(155)
Stock-based compensation expense	—	—	4,832	—	—	—	—	4,832
Exercise of stock options	3,350	—	58	—	—	—	—	58
Issuance of restricted stock awards	867,388	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(129,286)	—	—	—	—	—	—	—
Adjustment to redeemable noncontrolling interest to estimated redemption value	—	—	(103)	—	—	—	—	(103)
Retirement of restricted stock for tax withholding	(230,158)	—	(4,093)	—	—	—	—	(4,093)
Balance, September 30, 2017	44,837,066	$4	$691,294	$(325)	$(49,101)	(3,502,598)	$(75,000)	$566,872

(1)

Net loss excludes $0.1 million due to the redeemable noncontrolling interest related to LearnBop, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net loss	$(8,159)	$(13,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,636	17,680
Stock-based compensation expense	3,079	4,694
Excess tax benefit from stock-based compensation	—	(103)
Deferred income taxes	7,765	8,291
Provision for doubtful accounts	120	239
Provision for excess and obsolete inventory	308	235
Provision for student computer shrinkage and obsolescence	23	224
Expensed computer peripherals	2,092	1,925
Changes in assets and liabilities:
Accounts receivable	(90,704)	(94,871)
Inventories	11,607	14,067
Prepaid expenses	(25,820)	(21,901)
Other current assets	(3,674)	(3,077)
Deposits and other assets	(1,220)	2,447
Accounts payable	8,168	5,277
Accrued liabilities	(10,795)	(12,860)
Accrued compensation and benefits	(15,086)	(14,646)
Deferred revenue	40,939	45,790
Deferred rent and other liabilities	499	296
Net cash used in operating activities	(60,222)	(59,930)
Cash flows from investing activities
Purchase of property and equipment	(5,143)	(960)
Capitalized software development costs	(7,934)	(7,222)
Capitalized curriculum development costs	(2,445)	(5,846)
Net cash used in investing activities	(15,522)	(14,028)
Cash flows from financing activities
Repayments on capital lease obligations	(3,743)	(3,977)
Proceeds from exercise of stock options	58	437
Excess tax benefit from stock-based compensation	—	103
Repurchase of restricted stock for income tax withholding	(4,093)	(1,498)
Net cash used in financing activities	(7,778)	(4,935)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(8)
Net change in cash and cash equivalents	(83,522)	(78,901)
Cash and cash equivalents, beginning of period	230,864	213,989
Cash and cash equivalents, end of period	$147,342	$135,088

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to 75 managed public schools in a majority of states throughout the United States), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2017, the condensed consolidated statements of cash flows for the three months ended September 30, 2017 and 2016, and the condensed consolidated statement of stockholders’ equity for the three months ended September 30, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2018 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2017, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2017.

The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district or from other sources up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended September 30, 2017 and 2016 were $63.5 million and $62.5 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the three months ended September 30, 2017 and 2016.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended September 30, 2017 and 2016, the Company’s revenues included a reduction for these school operating losses of $17.8 million and $15.7 million, respectively.

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

During the three months ended September 30, 2017 and 2016, the Company had one contract that represented approximately 10% of revenues. Approximately 7% of accounts receivable was attributable to one contract as of September 30, 2017.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. Provisions for excess and obsolete inventory are established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $2.6 million and $2.3 million at September 30, 2017 and June 30, 2017, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $0.4 million and $0.5 million, for the three months ended September 30, 2017 and 2016, respectively related to unreturned student computers. Depreciation expense for property

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and equipment, including accelerated depreciation for unreturned student computers, for the three months ended September 30, 2017 and 2016 was $4.4 million and $4.4 million, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $2.1 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $7.9 million and $7.2 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for the three months ended September 30, 2017 and 2016 was $10.3 million and $8.0 million, respectively.

During the three months ended September 30, 2017, the Company recorded an out of period adjustment related to the capitalization of software and curriculum development. The adjustment increased capitalized software development costs and capitalized curriculum development costs by $2.3 million and $0.6 million, respectively, and decreased net loss by $1.4 million for the period. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements.

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

Total capitalized curriculum development additions were $2.4 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2017 and 2016 was $5.2 million and $4.6 million, respectively. As mentioned above, capitalized curriculum development additions included an out of period adjustment of $0.6 million.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2017 and 2016 was $0.7 million and $0.7 million, respectively. Future amortization of intangible assets is $2.1 million, $2.8 million, $2.7 million, $2.3 million and $2.2 million in the fiscal years ending June 30, 2018 through June 30, 2022, respectively, and $7.1 million thereafter.  At both September 30, 2017 and June 30, 2017, the goodwill balance was $87.2 million.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2017 and 2016, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. During the year ended June 30, 2017, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount and as a result, the Company determined that no impairment was required. During the three months ended September 30, 2017 and 2016, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of September 30, 2017 and June 30, 2017:

	September 30, 2017			June 30, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(7.8)	$9.8	$17.6	$(7.6)	$10.0
Customer and distributor relationships	20.1	(12.4)	7.7	20.1	(12.0)	8.1
Developed technology	2.9	(1.8)	1.1	2.9	(1.7)	1.2
Other	1.4	(0.5)	0.9	1.4	(0.5)	0.9
Total	$42.0	$(22.5)	$19.5	$42.0	$(21.8)	$20.2

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2017 and 2016, there was no such impairment charge.

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

The held for sale asset is discussed in more detail in Note 11, “Investments.” The lease exit liability is discussed in more detail in Note 10, “Restructuring.” The redeemable noncontrolling interest includes the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”). Under the agreement, Middlebury College had an irrevocable election to sell all of its membership interest to the Company (put right). Middlebury College exercised its put right on May 4, 2015 and a transaction to acquire the remaining 40% noncontrolling interest for $9.1 million in cash was consummated on December 27, 2016.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at September 30, 2017 for assets or liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,423	—	—	4,423
Total	$5,623	$—	$—	$5,623

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,841	—	—	4,841
Total	$6,041	$—	$—	$6,041

The following table summarizes certain fair value information at September 30, 2017 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisition of LTS Education Systems	$838	$—	$—	$838
Total	$838	$—	$—	$838

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisition of LTS Education Systems	$2,806	$—	$—	$2,806
Total	$2,806	$—	$—	$2,806

The following tables summarize the activity during the three months ended September 30, 2017 and 2016 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2017
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2017	and Settlements	Gains/(Losses)	September 30, 2017
	(In thousands)
Contingent consideration associated with acquisition of LTS Education Systems	$2,806	$(1,819)	$(149)	$838
Total	$2,806	$(1,819)	$(149)	$838

	Three Months Ended September 30, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains (Losses)	September 30, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$—	$2,400	$9,201
Contingent consideration associated with acquisition of LTS Education Systems	2,947	—	8	2,955
Total	$9,748	$—	$2,408	$12,156

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets includes restricted stock awards

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

	Three Months Ended September 30,
	2017	2016
	(In thousands except share and per share data)
Basic and diluted net loss per share computation:

Net loss attributable to common stockholders	$(8,056)	$(13,833)
Weighted average common shares — basic	39,108,172	37,938,705
Weighted average common shares — diluted	39,108,172	37,938,705
Basic and diluted net loss per share	$(0.21)	$(0.36)

For the three months ended September 30, 2017 and 2016 shares issuable in connection with stock options and restricted stock of 2,645,987 and 4,100,953 respectively, were excluded from the diluted earnings per share calculation because the effect would have been antidilutive. As of September 30, 2017, the Company had 44,837,066 shares issued and 41,334,468 shares outstanding.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016‑09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new guidance:

•

Excess tax benefits or deficiencies arising from share-based awards will be reflected in the condensed consolidated statements of operations as income tax expense rather than within stockholders’ equity. The adoption of this guidance may result in volatility within a company’s results of operations, primarily due to changes in the stock price.

•	Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.
•

A forfeiture election will be made to either estimate forfeitures (similar to today’s requirement) or recognize actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.

•

Statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

The Company adopted this guidance during the first quarter of fiscal 2018. As part of its adoption of ASU 2016‑09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings as of July 1, 2017 of $0.1 million.

The Company has adopted the remaining provisions as follows:

•	Excess tax benefits arising from share-based awards are reflected within the condensed consolidated statements of operations as income tax expense; adopted prospectively;
•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

prospectively; and
•	The Company is now permitted to withhold shares beyond the minimum statutory tax withholding requirements upon settlement of an award; adopted prospectively.

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

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2017 and 2016, the Company’s effective income tax rate was 53.4% and 38.9%, respectively. The effective income tax rate differs from the statutory federal income tax rate primarily due to the tax impact of the adoption of ASU 2016-09 related to stock compensation, state taxes, current year permanent differences between book and tax treatment, effects of foreign operations, and noncontrolling interests.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of September 30, 2017 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit (as discussed in more detail below) was $29.3 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 2.84%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of September 30, 2017 and June 30, 2017 was $45.6 million and $39.1 million, respectively. The accumulated depreciation of leased student computers as of September 30, 2017 and June 30, 2017 was $25.2 million and $25.1 million, respectively.

The Company had $24.2 million and $31.9 million of remaining availability under its lease line of credit as of September 30, 2017 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of September 30, 2017 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)
2018	$11,269
2019	11,677
2020	6,234
2021	984
Total minimum payments	30,164
Less amount representing interest (imputed weighted average capital lease interest rate of 2.49%)	(876)
Net minimum payments	29,288
Less current portion	(14,121)
Present value of minimum payments, less current portion	$15,167

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2017 and June 30, 2017, the Company was in compliance with these covenants. During the three months ended September 30, 2017, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of September 30, 2017.

The BOA credit agreement contains a number of financial and other covenants that, among other things, restrict the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the stock of its subsidiaries, make capital expenditures above specified limits and engage in other matters customarily restricted in senior credit facilities.

7.   Equity Transactions

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to attract, retain and motivate persons who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

•	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date) and;

•	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of September 30, 2017, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 3,815,413. As of September 30, 2017, there were 4,781,780 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity including stand-alone agreements during the three months ended September 30, 2017 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2017	1,356,528	$20.19	4.46	$1,481,585
Granted	—	—
Exercised	(3,350)	17.46
Forfeited or canceled	(6,880)	22.92
Outstanding, September 30, 2017	1,346,298	20.18	4.15	1,446,092
Stock options exercisable at September 30, 2017	1,104,363	$21.31	3.84	$707,758

The aggregate intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was $0.002 million and $0.1 million, respectively.

As of September 30, 2017, there was $1.5 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.6 years. During the three months ended September 30, 2017 and 2016, the Company recognized $0.4 million and $0.6 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2017 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	867,388	17.58
Vested	(555,510)	14.75
Canceled	(129,286)	13.23
Nonvested, September 30, 2017	2,323,639	$13.67

Performance Based Restricted Stock Awards (included above)

During the three months ended September 30, 2017, 368,230 new performance based restricted stock awards were granted and 580,421 remain nonvested at September 30, 2017. During the three months ended September 30, 2017, 209,940 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Included above are 34,760 performance based restricted stock awards that were granted to Company executives with a weighted average grant date fair value of $17.70 per share.  These awards were granted pursuant to the Plan and are subject to the achievement of a target free cash flow metric in fiscal 2018 and will be adjusted upwards or downwards based on the Company’s relative total shareholder return for fiscal 2018 ranked against other companies in the Russell 2000 Index. If achieved, 20% of the shares granted vest immediately upon achievement of the performance goals and the remaining 80% vest ratably in semi-annual intervals until the three year anniversary from grant date.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the three months ended September 30, 2017, 10,000 of these equity incentive market based awards vested. Additionally, during fiscal year 2017, the Company granted equity incentive market based awards which were subject to the attainment of average prices of $13, $16 and $19 per share. These targets were achieved during fiscal year 2017. During the three months ended September 30, 2017, 14,102 of these equity incentive market based awards vested. As of September 30, 2017, 282,973 equity incentive market based restricted stock awards remain nonvested.

Service-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2017, 499,158 new service-based restricted stock awards were granted and 1,460,245 remain nonvested at September 30, 2017. During the three months ended September 30, 2017, 321,468 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2017, there was $25.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of restricted stock awards granted for the three months ended September 30, 2017 and 2016 was $15.2 million and $12.4 million, respectively. The total fair value of shares vested for the three months ended September 30, 2017 and 2016 was $9.9 million and $4.4 million, respectively. During the three months ended September 30, 2017 and 2016, the Company recognized $3.9 million and $4.0 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units (“PSU”)

The PSUs vest upon achievement of certain performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a two to three year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity award in accordance with ASC 718.

In addition to the LTIP performance conditions, there is a service vesting condition which stipulates that thirty percent of the earned award (“Tranche #1”) will vest quarterly beginning November 15, 2017 and seventy percent of the earned award (“Tranche #2”) will vest on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSUs, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant. For the year ended June 30, 2017, the Company determined the achievement of the performance condition was probable on Tranche #1. Achievement was believed to be probable at the highest level which equals 150% of the target award. Therefore, during the fourth quarter of fiscal 2017, the Company recorded $3.8 million of expense for the period of grant date (September 2015) through June 2017.

On August 2, 2017, the Compensation Committee of the Company’s Board of Directors certified that as of August 1, 2017, 97% of the MPS schools were not in academic jeopardy, as determined by the independent members of the Academic Committee of the Board of Directors on that date, and that the Academic Metric for Tranche #1 of the LTIP was achieved at the Outperform level.  This resulted in 446,221 PSUs (including 138,241 additional PSUs due to the Outperform level) earned by the participants, of which 90,000 PSUs for Mr. Davis and 70,021 PSUs for Mr. Udell.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of September 30, 2017, there was $1.0 million of total unrecognized compensation expense related to nonvested PSUs for Tranche #1. During the three months ended September 30, 2017 and 2016, the Company recognized $0.5 million and zero, respectively, of stock-based compensation expense related to PSUs.

For the three months ended September 30, 2017, the Company determined the achievement of the performance conditions associated with Tranche #2 was not probable and therefore no expense was recorded. As of September 30, 2017, there was $9.2 million of total unrecognized compensation expense related to nonvested PSUs for Tranche #2 assuming achievement at the target levels. Additionally, if actual performance exceeds the target criteria, then additional PSUs up to 348,561 could be earned by the participants and $4.7 million of expense would be incurred.

Performance share unit activity during the three months ended September 30, 2017 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	18.07
Vested	—	—
Canceled	(70,000)	13.45
Nonvested, September 30, 2017	1,111,843	$13.75

8.   Related Party Transactions

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner (“Partner”). The note bore interest at a fixed rate of 5.25% per year with a five year maturity date and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017 the Company received the deed of ownership to the property. See Note 11, “Investments – Investment in School Mortgage.”

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2,

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2016, the lead plaintiffs filed an amended complaint against the Company. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with the Company, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding the Company’s replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October 2, 2017 to amend. On October 2, 2017, the plaintiffs filed a seconded amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of the Company’s academic programs, and further dismissed two of the Company’s former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the second amended complaint.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company provided guarantees of approximately $2.4 million related to lease commitments on the buildings for certain of the Company’s schools.

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

10.   Restructuring

In the third quarter of fiscal year 2017, the Company consolidated its corporate workforce and exited three facilities that were no longer being utilized, which were subject to operating leases.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million, was included in accrued liabilities and the long-term portion of $3.7 million, was included in other long-term liabilities on the condensed consolidated balance sheet. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the condensed consolidated statements of operations.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity during the three months ended September 30, 2017:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2017	sublease income	Expense	Adjustments	September 30, 2017
	(In thousands)
Lease #1	$1,652	$1,421	$(87)	$10	$—	$1,344
Lease #2	1,311	1,138	(182)	6	—	962
Lease #3	2,443	2,282	(182)	17	—	2,117
Total	$5,406	$4,841	$(451)	$33	$—	$4,423

11.   Investments

Investment in Web International Education Group, Ltd. (“Web”)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Education Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. On May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment. The Company reclassified this $10.0 million investment, recording it in other current assets. During the fourth quarter of fiscal 2017, the Company recorded an impairment of $10.0 million in the condensed consolidated statement of operations. The Company continues to work with Web, and to the extent it collects in a subsequent period, the Company will record the amount collected in other income in the period received.

Investment in School Mortgage

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner (“Partner”). The note bore interest at a fixed rate of 5.25% per year with a five year maturity and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017 the Company received the deed of ownership to the property.

In the third quarter of fiscal 2017, the Company decided to dispose of the property and classified it as an asset held for sale, and included it in other current assets on the condensed consolidated balance sheet. During the third quarter of fiscal year 2017, management approved a plan to sell, and began actively marketing the property. The Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which was included in selling, administrative and other operating expenses on the condensed consolidated statements of operations. As of September 30, 2017, the Company continues to market the property and determined that there had been no change to its estimated carrying value.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Cash paid for interest	$184	$203

Cash paid for taxes	$9,934	$3,446

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$11,127	$8,597

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$977	$—
Stock-based compensation expense capitalized on curriculum development	$776	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2017.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided to three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Managed Public School Programs accounted for approximately 82% of our revenues in the three months ended September 30, 2017. A Managed Public School Program provides substantially all of the administrative functions, technology and academic support services, online curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public charter schools. We provided our Managed Public School Programs to 75 schools in a majority of states throughout the United States.

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

For the three months ended September 30, 2017, revenues decreased to $228.8 million from $229.1 million in the prior year period, a decrease of 0.1%. Over the same period, operating loss decreased to $17.8 million, from $22.7 million in the prior year period. Net loss to common stockholders was $8.1 million, as compared to $13.8 million in the prior year period.

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

Results of Operations

We have three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non-managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University Online High School
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs.

	Three Months Ended
	September 30,		2017 / 2016
	2017	2016	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	111.1	108.5	2.6	2.4%
Non-managed Public School Programs (1)	24.0	27.8	(3.8)	(13.7%)

(1)

If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments reported for the first quarter are equal to the official count date number, which is the first Wednesday of October in a year, or October 4, 2017 for the first quarter of fiscal year 2018 and October 6, 2016 for the first quarter of fiscal year 2017.

(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenues by Business Lines

Revenues are captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification, normally between Institutional line items. Changes in business line classification are effective at the time the contractual agreement is modified. The following represents our revenues for these lines of business for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2017 / 2016
	2017	2016	$	%
	(In thousands, except percentages)

Managed Public School Programs	$188,506	$184,540	$3,966	2.1%
Institutional
Non-managed Public School Programs	17,159	18,295	(1,136)	(6.2%)
Institutional Software & Services	13,458	15,963	(2,505)	(15.7%)
Total Institutional	30,617	34,258	(3,641)	(10.6%)
Private Pay Schools and Other	9,662	10,340	(678)	(6.6%)
Total	$228,785	$229,138	$(353)	(0.2%)

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2017		2016
	(Dollars in thousands)
Revenues	$228,785	100.0%	$229,138	100.0%
Cost and expenses
Instructional costs and services	147,367	64.4	144,099	62.9
Selling, administrative, and other operating expenses	96,282	42.1	104,646	45.7
Product development expenses	2,898	1.3	3,062	1.3
Total costs and expenses	246,547	107.8	251,807	109.9
Loss from operations	(17,762)	(7.8)	(22,669)	(9.9)
Interest income, net	235	0.1	342	0.1
Loss before income taxes and noncontrolling interest	(17,527)	(7.7)	(22,327)	(9.7)
Income tax benefit	9,368	4.1	8,690	3.8
Net loss	(8,159)	(3.6)	(13,637)	(6.0)
Add net loss (income) attributable to noncontrolling interest	103	0.0	(196)	(0.1)
Net loss attributable to common stockholders	$(8,056)	(3.5)%	$(13,833)	(6.0)%

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues.  Our revenues for the three months ended September 30, 2017 were $228.8 million, representing a decrease of $0.3 million, or 0.1%, from $229.1 million for the same period in the prior year. Managed Public School Program revenues increased $4.0 million, or 2.1%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 2.4% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $3.6 million, or 10.6%, primarily due to 13.7% decrease in enrollments in our non-managed public school programs, as well as a decline in software sales. Private Pay Schools and Other revenues decreased $0.7 million, or 6.6%, over the prior year period.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2017 were $147.4 million, representing an increase of $3.3 million, or 2.3%, from $144.1 million for the same period in the prior year. This increase was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 64.4% of revenues during the three months ended September 30, 2017, a slight increase from 62.9% for the three months ended September 30, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2017 were $96.3 million, representing a decrease of $8.3 million, or 7.9% from $104.6 million for the same period in the prior year. This decrease was primarily associated with a decrease in salaries and outside professional services. Selling, administrative, and other operating expenses were 42.1% of revenues during the three months ended September 30, 2017, a decrease from 45.7% for the three months ended September 30, 2016.

Product development expenses.  Product development expenses for the three months ended September 30, 2017 were $2.9 million, representing a decrease of $0.2 million, or 6.5% from $3.1 million for the same period in the prior year. As a percentage of revenues, product development expenses were flat at 1.3% for the three months ended September 30, 2017.

Interest income, net.  Net interest income for the three months ended September 30, 2017 was $0.2 million as compared to $0.3 million in the same period in the prior year. The increase was primarily associated with interest income on certain accounts receivable and lower interest expense associated with capital leases during the three months ended September 30, 2017, as compared to the same period in the prior year.

Income tax benefit.  We had an income tax benefit of $9.4 million for the three months ended September 30, 2017, or 53.4% of loss before income taxes, as compared to $8.7 million, or 38.9% of loss before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended September 30, 2017 is primarily due to the tax impact of Accounting Standards Update 2016-09, Compensation - Stock Compensation (“ASU 2016-09”). Excluding the effect of the change from ASU 2016-09, the effective tax rate would have been 38.5% for the three months ended September 30, 2017.

Net loss.  Net loss was $8.2 million for the three months ended September 30, 2017, compared to $13.6 million for the same period in the prior year, representing a decrease of $5.4 million.

Noncontrolling interest loss (income).  Net loss attributable to noncontrolling interest for the three months ended September 30, 2017 was $0.1 million as compared to net income attributable to noncontrolling interest of $0.2 million for the same period in the prior year. The decrease is primarily related to the purchase of the remaining 40% noncontrolling interest of Middlebury Interactive Languages in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of September 30, 2017, we had net working capital, or current assets minus current liabilities, of $358.5 million. Our working capital includes cash and cash equivalents of $147.3 million and accounts receivable of $282.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2017.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2017, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of September 30, 2017 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit is $29.3 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 2.84%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We had $24.2 million and $31.9 million of remaining availability under its lease line of credit as of September 30, 2017 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2017 was $60.2 million compared $59.9 million for the three months ended September 30, 2016. The increase of $0.3 million in cash used in operations between periods was primarily attributable to a decrease in working capital of $6.6 million. The changes in working capital were primarily attributable to a decrease in deferred revenue. The decrease in working capital was partially offset by a decrease of $5.4 million in net loss.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2017 was $15.5 million compared to $14.0 million for the three months ended September 30, 2016, an increase of $1.5 million. This increase was due primarily to an increase in property and equipment expenditures, partially offset by a decrease in curriculum development expenses.

During the three months ended September 30, 2017, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2017 was $7.8 million compared to $4.9 million during the three months ended September 30, 2016. Our primary uses of cash in financing activities during the three months ended September 30, 2017 was in connection with the repurchase of restricted stock for income tax withholding and in connection with payments of capital lease obligations incurred for the acquisition of student computers. The increase in cash used in financing was due primarily to an increase of $2.6 million in the repurchase of restricted stock for income tax withholding.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of September 30, 2017, we provided guarantees of approximately $2.4 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2017 and June 30, 2017, we had cash and cash equivalents totaling $147.3 million and $230.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2017, a 1% gross increase in interest rates earned on cash would result in a $1.5 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the three months ended September 30, 2017 fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding our replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October 2, 2017 to amend. On October 2, 2017, the plaintiffs filed a seconded amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of our academic programs, and further dismissed two of our former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the second amended complaint.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the SEC on August 9, 2017.

Item 2.     Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

On  October 23, 2017, Mr. Kevin P. Chavous resigned as a member of the Board of Directors of the Company, and effective that same date, accepted a new position with the management of the Company as its President, Academics, Policy & Schools Group.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 27, 2017