Form 10-Q
period 2017-12-31
K12 INC
filed 2018-01-26
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 19, 2018, the Registrant had 41,414,862 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2017

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$189,502	$230,864
Accounts receivable, net of allowance of $10,168 and $14,791 at December 31, 2017 and June 30, 2017, respectively	244,124	192,205
Inventories, net	18,388	30,503
Prepaid expenses	21,988	8,006
Other current assets	14,753	12,004
Total current assets	488,755	473,582
Property and equipment, net	29,472	26,297
Capitalized software, net	57,904	62,695
Capitalized curriculum development costs, net	54,816	59,213
Intangible assets, net	19,449	20,226
Goodwill	90,197	87,214
Deposits and other assets	8,063	6,057
Total assets	$748,656	$735,284
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$13,416	$11,880
Accounts payable	17,162	30,052
Accrued liabilities	12,479	21,622
Accrued compensation and benefits	19,667	29,367
Deferred revenue	54,945	24,830
Total current liabilities	117,669	117,751
Capital lease obligations, net of current portion	13,931	10,025
Deferred rent, net of current portion	3,745	4,157
Deferred tax liability	16,023	16,726
Other long-term liabilities	10,946	11,579
Total liabilities	162,314	160,238
Commitments and contingencies	—	—
Redeemable noncontrolling interest	500	700
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,898,430 and 44,325,772 shares issued, and 41,395,832 and 40,823,174 shares outstanding at December 31, 2017 and June 30, 2017, respectively	4	4
Additional paid-in capital	697,044	690,488
Accumulated other comprehensive loss	(364)	(170)
Accumulated deficit	(35,842)	(40,976)
Treasury stock of 3,502,598 shares at cost at December 31, 2017 and June 30, 2017	(75,000)	(75,000)
Total stockholders’ equity	585,842	574,346
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$748,656	$735,284

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands except share and per share data)
Revenues	$217,211	$221,090	$445,996	$450,228
Cost and expenses
Instructional costs and services	139,163	137,542	286,530	281,641
Selling, administrative, and other operating expenses	61,958	62,352	158,240	166,998
Product development expenses	2,376	2,873	5,274	5,935
Total costs and expenses	203,497	202,767	450,044	454,574
Income (loss) from operations	13,714	18,323	(4,048)	(4,346)
Interest income, net	39	264	274	606
Income (loss) before income taxes and noncontrolling interest	13,753	18,587	(3,774)	(3,740)
Income tax benefit (expense)	(564)	(7,688)	8,804	1,002
Net income (loss)	13,189	10,899	5,030	(2,738)
Add net loss attributable to noncontrolling interest	70	753	173	557
Net income (loss) attributable to common stockholders	$13,259	$11,652	$5,203	$(2,181)
Net income (loss) attributable to common stockholders per share:
Basic	$0.34	$0.31	$0.13	$(0.06)
Diluted	$0.33	$0.30	$0.13	$(0.06)
Weighted average shares used in computing per share amounts:
Basic	39,347,244	38,104,909	39,227,708	38,021,807
Diluted	40,685,667	39,007,276	40,773,017	38,021,807

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$13,189	$10,899	$5,030	$(2,738)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(39)	238	(194)	390
Total other comprehensive income (loss), net of tax	13,150	11,137	4,836	(2,348)
Comprehensive loss attributable to noncontrolling interest	70	753	173	557

Comprehensive income (loss) attributable to common stockholders	$13,220	$11,890	$5,009	$(1,791)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(69)	—	—	43
Net income (1)	—	—	—	—	5,203	—	—	5,203
Foreign currency translation adjustment	—	—	—	(194)	—	—	—	(194)
Stock-based compensation expense	—	—	12,116	—	—	—	—	12,116
Exercise of stock options	3,350	—	58	—	—	—	—	58
Vesting of performance share units	60,324	—	—	—	—	—	—	—
Issuance of restricted stock awards	956,312	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(157,724)	—	—	—	—	—	—	—
Adjustment to redeemable noncontrolling interest to estimated redemption value	—	—	27	—	—	—	—	27
Repurchase of restricted stock for tax withholding	(289,604)	—	(5,757)	—	—	—	—	(5,757)
Balance, December 31, 2017	44,898,430	$4	$697,044	$(364)	$(35,842)	(3,502,598)	$(75,000)	$585,842

(1)

Net income excludes $0.2 million due to the redeemable noncontrolling interest related to LearnBop, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities
Net income (loss)	$5,030	$(2,738)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	39,186	36,375
Stock-based compensation expense	10,296	9,292
Excess tax benefit from stock-based compensation	—	(250)
Deferred income taxes	(51)	4,123
Provision for doubtful accounts	468	273
Provision for excess and obsolete inventory	959	497
Provision for student computer shrinkage and obsolescence	(5)	265
Expensed computer peripherals	2,531	2,729
Changes in assets and liabilities:
Accounts receivable	(52,202)	(49,449)
Inventories	11,156	12,420
Prepaid expenses	(13,982)	(8,172)
Other current assets	(2,748)	(1,330)
Deposits and other assets	(2,185)	5,653
Accounts payable	(9,106)	(7,540)
Accrued liabilities	(11,078)	(13,191)
Accrued compensation and benefits	(9,711)	(10,151)
Deferred revenue	29,755	33,261
Deferred rent and other liabilities	(1,050)	(1,816)
Net cash provided by (used in) operating activities	(2,737)	10,251
Cash flows from investing activities
Purchase of property and equipment	(5,917)	(1,276)
Capitalized software development costs	(13,378)	(13,446)
Capitalized curriculum development costs	(4,474)	(9,141)
Acquisition of Big Universe, Inc., net of cash acquired	(2,170)	—
Purchase of noncontrolling interest	—	(9,134)
Net cash used in investing activities	(25,939)	(32,997)
Cash flows from financing activities
Repayments on capital lease obligations	(6,987)	(8,116)
Proceeds from exercise of stock options	58	437
Excess tax benefit from stock-based compensation	—	250
Repurchase of restricted stock for income tax withholding	(5,757)	(1,650)
Net cash used in financing activities	(12,686)	(9,079)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(18)
Net change in cash and cash equivalents	(41,362)	(31,843)
Cash and cash equivalents, beginning of period	230,864	213,989
Cash and cash equivalents, end of period	$189,502	$182,146

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction, and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to 75 managed public schools in a majority of states throughout the United States), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as a partner with public schools, school districts, charter schools, and private schools enabling them to offer their students an array of solutions, including full-time virtual programs, semester courses, and supplemental solutions. In addition to curriculum, systems, and programs, the Company provides teacher training, teaching services, and other academic and technology support services.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2017 and 2016, the condensed consolidated statements of cash flows for the six months ended December 31, 2017 and 2016, and the condensed consolidated statement of stockholders’ equity for the six months ended December 31, 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2018 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date.

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

The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary and third party curriculum, software systems, and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.   Summary of Significant Accounting Policies

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools. In addition to providing the curriculum, books, and materials, under most contracts, the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher recommendations and hiring, teacher training, compensation of school personnel, financial management, enrollment processing, and development and procurement of curriculum, equipment, and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district or from other sources up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended December 31, 2017 and 2016 were $76.1 million and $74.9 million, respectively, and for the six months ended December 31, 2017 and 2016 were $139.6 million and $137.4 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

The Company generates revenues under turnkey management contracts with virtual and blended public schools which include multiple elements. These elements typically include:

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2017 and 2016.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended December 31, 2017 and 2016, the Company’s revenues included a reduction for these school operating losses of $13.7 million and $12.6 million, respectively, and $31.5 million and $28.3 million for the six months ended December 31, 2017 and 2016, respectively.

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

During the three and six months ended December 31, 2017, the Company had one contract that represented approximately 10% of revenues, while for the three and six months ended December 31, 2016, one contract represented approximately 9% and 10% of revenues, respectively. Approximately 7% of accounts receivable was attributable to one contract as of December 31, 2017.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $3.2 million and $2.3 million at December 31, 2017 and June 30, 2017, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 840, Leases (“ASC 840”), as the fixed non-cancelable term of the lease plus all periods for which failure to renew the lease imposes a penalty on the lessee in an amount such that renewal appears, at the inception of the lease, to be reasonably assured.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $0.5 million and $0.5 million, for the three months ended

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2017 and 2016, respectively, and $0.9 million and $1.0 million for the six months ended December 31, 2017 and 2016, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation for unreturned student computers, for the three months ended December 31, 2017 and 2016 was $4.5 million and $4.2 million, respectively, and $8.9 million and $8.6 million for the six months ended December 31, 2017 and 2016, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $0.4 million and $0.8 million for the three months ended December 31, 2017 and 2016, respectively, and $2.5 million and $2.7 million for the six months ended December 31, 2017 and 2016, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $13.4 million and $13.4 million for the six months ended December 31, 2017 and 2016, respectively. Amortization expense for the three months ended December 31, 2017 and 2016 was $8.4 million and $8.8 million, respectively, and $18.7 million and $16.8 million for the six months ended December 31, 2017 and 2016, respectively.

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

Total capitalized curriculum development additions were $4.5 million and $9.1 million for the six months ended December 31, 2017 and 2016, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2017 and 2016 was $4.9 million and $5.0 million, respectively, and $10.1 million and $9.6 million for the six months ended December 31, 2017 and 2016, respectively. As mentioned above, capitalized curriculum development additions included an out of period adjustment of $0.6 million.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2017 and 2016 was $0.8 million and $0.7 million, respectively, and for the six months ended December 31, 2017 and 2016 was $1.5 million and $1.4 million, respectively. Future amortization of intangible assets is $1.5 million, $3.0 million, $2.9 million, $2.4 million and $2.2 million in the fiscal years ending June 30, 2018 through June 30, 2022, respectively, and $7.2 million thereafter.  At December 31, 2017 and June 30, 2017, the goodwill balance was $90.2 million and $87.2 million, respectively.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the six months ended December 31, 2017 and 2016, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. During the year ended June 30, 2017, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount and as a result, the Company determined that no impairment was required. During the six months ended December 31, 2017 and 2016, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of December 31, 2017 and June 30, 2017:

	December 31, 2017			June 30, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(8.1)	$9.5	$17.6	$(7.6)	$10.0
Customer and distributor relationships	20.5	(12.7)	7.8	20.1	(12.0)	8.1
Developed technology	3.2	(2.0)	1.2	2.9	(1.7)	1.2
Other	1.4	(0.5)	0.9	1.4	(0.5)	0.9
Total	$42.7	$(23.3)	$19.4	$42.0	$(21.8)	$20.2

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended December 31, 2017 and 2016, there was no such impairment charge.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

exercised its put right on May 4, 2015 and a transaction to acquire the remaining 40% noncontrolling interest for $9.1 million in cash was consummated on December 27, 2016.

The following table summarizes certain fair value information at December 31, 2017 for assets or liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,000	—	—	4,000

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

The following table summarizes certain fair value information at December 31, 2017 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,340	$—	$—	$1,340

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$2,806	$—	$—	$2,806

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables summarize the activity during the three and six months ended December 31, 2017 and 2016 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended December 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2017	and Settlements	Gains/(Losses)	December 31, 2017
	(In thousands)
Contingent consideration associated with acquisitions	$838	$500	$2	$1,340
Total	$838	$500	$2	$1,340

	Three Months Ended December 31, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2016	and Settlements	Gains (Losses)	December 31, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$9,201	$(9,134)	$(67)	$—
Contingent consideration associated with acquisitions	2,955	—	8	2,963
Total	$12,156	$(9,134)	$(59)	$2,963

	Six Months Ended December 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	December 31, 2017
	(In thousands)
Contingent consideration associated with acquisitions	$2,806	$(1,319)	$(147)	$1,340
Total	$2,806	$(1,319)	$(147)	$1,340

	Six Months Ended December 31, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains (Losses)	December 31, 2016
	(In thousands)
Redeemable Noncontrolling Interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Contingent consideration associated with acquisitions	2,947	—	16	2,963
Total	$9,748	$(9,134)	$2,349	$2,963

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands except share and per share data)
Basic net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$13,259	$11,652	$5,203	$(2,181)
Weighted average common shares — basic	39,347,244	38,104,909	39,227,708	38,021,807
Basic net income (loss) per share	$0.34	$0.31	$0.13	$(0.06)

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$13,259	$11,652	$5,203	$(2,181)
Share computation:
Weighted average common shares — basic	39,347,244	38,104,909	39,227,708	38,021,807
Effect of dilutive stock options and restricted stock awards	1,338,423	902,367	1,545,309	—
Weighted average common shares — diluted	40,685,667	39,007,276	40,773,017	38,021,807
Diluted net income (loss) per share	$0.33	$0.30	$0.13	$(0.06)

For the three months ended December 31, 2017 and 2016 and six months ended December 31, 2017, shares issuable in connection with stock options and restricted stock of 1,433,694, 2,039,395, and 1,145,471, respectively, were excluded from the diluted income per share calculation because the effect would have been antidilutive. For the six months ended December 31, 2016, 2,996,186 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive due to the Company’s net loss during the six months ended December 31, 2016. As of December 31, 2017, the Company had 44,898,430 shares issued and 41,395,832 shares outstanding.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the statement of cash flows.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company adopted this guidance during the first quarter of fiscal 2018. As part of its adoption of ASU 2016‑09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to decrease retained earnings as of July 1, 2017 by $0.1 million.

The Company has adopted the remaining provisions as follows:

•	Excess tax benefits arising from share-based awards are reflected within the condensed consolidated statements of operations as income tax expense; adopted prospectively;
•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively; and
•	The Company is now permitted to withhold shares beyond the minimum statutory tax withholding requirements upon settlement of an award; adopted prospectively.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for the Company’s next fiscal year beginning July 1, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact this standard will have on its consolidated financial statements which includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The majority of the Company’s business is based on contracts where annual revenue is recognized within each fiscal year, mirroring the school year. The Company expects revenue recognition will remain largely unchanged under the new standard on a full year basis, however, there may be some shifting of revenue between periods.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2017 and 2016, the Company’s effective income tax rate was 4.1% and 41.4%, respectively, and for the six months ended December 31, 2017 and 2016, the rate was 233.3% and 26.8%, respectively.

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law, which among other provisions, reduced the statutory federal income tax rate from 35% to 21%.  The Company has estimated and included the provisional amount for the potential impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s financial statements

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

for the six months ended December 31, 2017. The analysis of the foreign earnings that is required to be completed for the transition tax is an estimate at this time and an updated transition tax will be reflected in subsequent periods once the final amounts are determined.  The provisional amount for the impact of the rate change on the net deferred tax liabilities was based on an estimate which the Company will continue to refine as the year progresses.

The change in the effective income tax rate for the three and six months ended December 31, 2017 is predominantly due to the impact of the Tax Act as well as the adoption of ASU 2016-09 related to stock compensation. The Company will continue to analyze the Tax Act to determine the full effects of the new law.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of December 31, 2017 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit (as discussed in more detail below) was $27.3 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of December 31, 2017 and June 30, 2017 was $43.9 million and $39.1 million, respectively. The accumulated depreciation of leased student computers as of December 31, 2017 and June 30, 2017 was $25.5 million and $25.1 million, respectively.

The Company had $24.2 million and $31.9 million of remaining availability under its lease line of credit as of December 31, 2017 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

The following is a summary as of December 31, 2017 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)
2018 (remaining six months)	$7,395
2019	12,153
2020	6,711
2021	1,976
Total minimum payments	28,235
Less amount representing interest (imputed weighted average capital lease interest rate of 2.65%)	(888)
Net minimum payments	27,347
Less current portion	(13,416)
Present value of minimum payments, less current portion	$13,931

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2017 and June 30, 2017, the Company was in compliance with these covenants. During the six months ended December 31, 2017, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of December 31, 2017.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of December 31, 2017, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 3,899,933. As of December 31, 2017, there were 4,516,067 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Stock Options

Stock option activity including stand-alone agreements during the six months ended December 31, 2017 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2017	1,356,528	$20.19	4.46	$1,481,585
Granted	—	—
Exercised	(3,350)	17.46
Forfeited or canceled	(49,077)	24.67
Outstanding, December 31, 2017	1,304,101	20.03	3.83	734,842
Stock options exercisable at December 31, 2017	1,112,239	$20.93	3.58	$399,633

The aggregate intrinsic value of options exercised during the six months ended December 31, 2017 and 2016 was not material and $0.1 million, respectively.

As of December 31, 2017, there was $1.2 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.3 years. During the three months ended December 31, 2017 and 2016, the Company recognized $0.4 million and $0.5 million, respectively, of stock-based compensation expense related to stock options.  During the six months ended December 31, 2017 and 2016, the expense was $0.8 million and $1.1 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2017 was as follows:

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	956,312	17.49
Vested	(735,825)	13.30
Canceled	(157,724)	13.53
Nonvested, December 31, 2017	2,203,810	$14.17

Performance Based Restricted Stock Awards (included above)

During the six months ended December 31, 2017, 398,442 new performance based restricted stock awards were granted and 610,633 remain nonvested at December 31, 2017. During the six months ended December 31, 2017, 209,940 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Included above are 34,760 performance based restricted stock awards that were granted to Company executives with a weighted average grant date fair value of $17.70 per share.  These awards were granted pursuant to the Plan and are subject to the achievement of a target free cash flow metric in fiscal 2018 and will be adjusted upwards or downwards based on the Company’s relative total shareholder return for fiscal 2018 ranked against other companies in the Russell 2000 Index. If the performance goals are achieved, 20% of the shares granted vest immediately, and the remaining 80% vest ratably in semi-annual intervals until the three year anniversary from grant date.

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the six months ended December 31, 2017, 10,000 of these equity incentive market based awards vested. Additionally, during fiscal year 2017, the Company granted equity incentive market based awards which were subject to the attainment of average prices of $13, $16 and $19 per share. These targets were achieved during fiscal year 2017. During the six months ended December 31, 2017, 91,732 of these equity incentive market based awards vested. As of December 31, 2017, 205,343 equity incentive market based restricted stock awards remain nonvested.

Service-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2017, 557,870 new service-based restricted stock awards were granted and 1,387,834 remain nonvested at December 31, 2017. During the six months ended December 31, 2017, 424,153 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2017, there was $22.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the six months ended December 31, 2017 and 2016 was $16.7 million and $13.3 million, respectively. The total fair value of shares vested for the six months ended December 31, 2017 and 2016 was $12.9 million and $6.0 million, respectively. During the three months ended December 31, 2017 and 2016, the Company recognized $3.9 million and $4.2 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the six months ended December 31, 2017 and 2016, the expense was $7.8 million and $8.2 million, respectively.

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

On August 2, 2017, the Compensation Committee of the Company’s Board of Directors certified that as of August 1, 2017, 97% of the MPS schools were not in academic jeopardy, as determined by the independent members of the Academic Committee of the Board of Directors on that date, and that the Academic Metric for Tranche #1 of the LTIP was achieved at the Outperform level. This resulted in 446,221 PSUs (including 138,241 additional PSUs due to the Outperform level) earned by the participants, consisting of 90,000 PSUs for Mr. Davis and 70,021 PSUs for Mr. Udell.

During the three months ended December 31, 2017, the Company determined the achievement of the performance conditions was probable on a portion of Tranche #2. Tranche #2 is comprised of two performance measures, an academic measure (similar to Tranche #1) and a lifetime value measure. The Company believes that achievement is probable only as it relates to the academic measure and is currently expected to meet the threshold level. Therefore, during the second quarter of fiscal 2018, the Company recorded $2.5 million of expense for the period of grant date (September 2015) through December 2017.

For the six months ended December 31, 2017, the Company determined the achievement of the performance conditions associated with the lifetime value measure of Tranche #2 was not probable and therefore no expense was recorded. As of December 31, 2017, there was $3.5 million of total unrecognized compensation expense related to the lifetime value measure of Tranche #2 assuming achievement at the target level. Additionally, if actual performance exceeds the target criteria for all of Tranche #2, then additional expense of $5.6 million of expense would be incurred.

As of December 31, 2017, there was $1.4 million of total unrecognized compensation expense related to nonvested PSUs for Tranches #1 and #2. During the three months ended December 31, 2017 and 2016, the Company recognized $3.0 million and zero, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2017 and 2016, the expense was $3.5 million and zero, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity during the six months ended December 31, 2017 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	18.07
Vested	(103,687)	12.81
Canceled	(70,000)	13.45
Nonvested, December 31, 2017	1,008,156	$13.66

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company provided guarantees of approximately $2.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

The following table summarizes the activity during the six months ended December 31, 2017:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2017	sublease income	Expense	Adjustments	December 31, 2017
	(In thousands)
Lease #1	$1,652	$1,421	$(175)	$18	$—	$1,264
Lease #2	1,311	1,138	(364)	12	—	786
Lease #3	2,443	2,282	(364)	32	—	1,950
Total	$5,406	$4,841	$(903)	$62	$—	$4,000

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In the third quarter of fiscal 2017, the Company decided to dispose of the property and classified it as an asset held for sale, and included it in other current assets on the condensed consolidated balance sheet. Also, during the third quarter of fiscal year 2017, management approved a plan to sell, and began actively marketing the property. The Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which was included in selling, administrative and other operating expenses on the condensed consolidated statements of operations. As of December 31, 2017, the Company continues to market the property and determined that there had been no change to its estimated carrying value.

12.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2017	2016
	(In thousands)
Cash paid for interest	$350	$337

Cash paid for taxes	$10,610	$4,636

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$12,429	$10,265

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$995	$—
Stock-based compensation expense capitalized on curriculum development	$825	$—

Business combinations:
Current assets	$209	$—
Intangible assets	695	—
Goodwill	2,983	—
Assumed liabilities	(234)	—
Deferred revenue	(361)	—

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2017.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company and offer proprietary and third party curriculum, software systems, and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided to three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Managed Public School Programs accounted for approximately 83% of our revenues in the six months ended December 31, 2017. A Managed Public School Program provides substantially all of the administrative functions, technology, and academic support services, online curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public schools. We provided our Managed Public School Programs to 75 schools in a majority of states throughout the United States. As previously disclosed, the California Teachers Association ("CTA") was recognized in June 2016 as the exclusive representative for the teachers employed by the California Virtual Academies ("CAVA"), and collective bargaining negotiations pursuant to a non-binding settlement process of the Public Employee Relations Board ("PERB") remain ongoing. It is uncertain at this time if an agreement between the CAVA school boards and the teachers will be concluded during the current school year, whether and when the teachers may exercise their authorization to strike, the potential effect on CAVA enrollments should the PERB process be unsuccessful, or if the final terms of any CTA-CAVA agreement will materially impact the revenue we receive or our profit margins in providing management services for the CAVA schools commencing in FY 2019.

With our Institutional business, we do not assume primary management responsibilities for the schools. Rather, the Institutional business sells online curriculum programs and technology (full time and part time), courses, teacher instruction, and various support tools and platforms to schools and school districts. Our Institutional business consists of both Non-managed Public School Programs and Institutional Software and Services.  Non-managed Public School Programs include schools where K12 provides the curriculum and technology for full-time virtual and blended programs, and the school can also contract for instruction, marketing, enrollment or other educational services. Non-managed Public School Programs do not offer primary administrative oversight. The Institutional Software and Services offerings provide an array of online educational products and support services to meet the specific needs of the school or school district and its students. In addition to curriculum, systems and programs, the support services we provide to these customers are designed to assist them in launching their own online and blended learning programs tailored to their own requirements and may include teacher training programs, administrator support and our reporting dashboard and content libraries. With our services, schools and districts can offer programs that allow students to participate part-time, supplementing their education with core courses, electives, credit recovery options, remediation and supplemental content options.

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

For the six months ended December 31, 2017, revenues decreased to $446.0 million from $450.2 million in the prior year period, a decrease of 0.9%. Over the same period, operating loss decreased to $4.0 million, from $4.3 million in the prior year period. Net income to common stockholders was $5.2 million, as compared to a net loss of $2.2 million in the prior year period.

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

Results of Operations

We have three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non-managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University Online High School
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs.

	Three Months Ended				Six Months Ended
	December 31,		2017 / 2016		December 31,		2017 / 2016
	2017	2016	Change	Change %	2017	2016	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	108.5	106.2	2.3	2.2%	109.1	106.8	2.3	2.2%
Non-managed Public School Programs (1)	23.9	28.7	(4.8)	(16.7%)	23.9	28.5	(4.6)	(16.1%)

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

	Three Months Ended				Six Months Ended
	December 31,		Change 2017 / 2016		December 31,		Change 2017 / 2016
	2017	2016	$	%	2017	2016	$	%
	(In thousands, except percentages)

Managed Public School Programs	$183,392	$182,396	$996	0.5%	$371,898	$366,935	$4,963	1.4%
Institutional
Non-managed Public School Programs	13,991	17,634	(3,643)	(20.7%)	31,150	35,929	(4,779)	(13.3%)
Institutional Software & Services	11,437	12,770	(1,333)	(10.4%)	24,895	28,733	(3,838)	(13.4%)
Total Institutional	25,428	30,404	(4,976)	(16.4%)	56,045	64,662	(8,617)	(13.3%)
Private Pay Schools and Other	8,391	8,290	101	1.2%	18,053	18,631	(578)	(3.1%)
Total	$217,211	$221,090	$(3,879)	(1.8%)	$445,996	$450,228	$(4,232)	(0.9%)

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2017		2016		2017		2016
	(Dollars in thousands)
Revenues	$217,211	100.0%	$221,090	100.0%	$445,996	100.0%	$450,228	100.0%
Cost and expenses
Instructional costs and services	139,163	64.1	137,542	62.2	286,530	64.2	281,641	62.6
Selling, administrative, and other operating expenses	61,958	28.5	62,352	28.2	158,240	35.5	166,998	37.1
Product development expenses	2,376	1.1	2,873	1.3	5,274	1.2	5,935	1.3
Total costs and expenses	203,497	93.7	202,767	91.7	450,044	100.9	454,574	101.0
Income (loss) from operations	13,714	6.3	18,323	8.3	(4,048)	(0.9)	(4,346)	(1.0)
Interest income, net	39	0.0	264	0.1	274	0.1	606	0.1
Income (loss) before income taxes and noncontrolling interest	13,753	6.3	18,587	8.4	(3,774)	(0.8)	(3,740)	(0.8)
Income tax benefit (expense)	(564)	(0.3)	(7,688)	(3.5)	8,804	2.0	1,002	0.2
Net income (loss)	13,189	6.1	10,899	4.9	5,030	1.1	(2,738)	(0.6)
Add net loss attributable to noncontrolling interest	70	0.0	753	0.3	173	0.0	557	0.1
Net income (loss) attributable to common stockholders	$13,259	6.1%	$11,652	5.3%	$5,203	1.2%	$(2,181)	(0.5)%

Comparison of the Three Months Ended December 31, 2017 and 2016

Revenues.  Our revenues for the three months ended December 31, 2017 were $217.2 million, representing a decrease of $3.9 million, or 1.8%, from $221.1 million for the same period in the prior year. Managed Public School Program revenues increased $1.0 million, or 0.5%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 2.2% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $5.0 million, or 16.4%, primarily due to a (16.7%) decrease in enrollments in our non-managed public school programs, as well as a decline in software sales. Private Pay Schools and Other revenues increased $0.1 million, or 1.2%, over the prior year period.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2017 were $139.2 million, representing an increase of $1.7 million, or 1.2%, from $137.5 million for the same period in the prior year. This increase was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 64.1% of revenues during the three months ended December 31, 2017, an increase from 62.2% for the three months ended December 31, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2017 were $62.0 million, representing a decrease of $0.4 million, or 0.6% from $62.4 million for the same period in the prior year. Selling, administrative, and other operating expenses were 28.5% of revenues during the three months ended December 31, 2017, an increase from 28.2% for the three months ended December 31, 2016.

Product development expenses.  Product development expenses for the three months ended December 31, 2017 were $2.4 million, representing a decrease of $0.5 million, or 17.2% from $2.9 million for the same period in the prior year. Product development expenses were 1.1% of revenues during the three months ended December 31, 2017, a decrease from 1.3% for three months ended December 31, 2016.

Interest income, net.  Net interest income for the three months ended December 31, 2017 was not material as compared to $0.3 million in the same period in the prior year. The decrease was primarily associated with lower interest income on certain accounts receivable partially offset by higher interest expense associated with capital leases during the three months ended December 31, 2017, as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax expense of $0.6 million for the three months ended December 31, 2017, or 4.1% of income before income taxes, as compared to $7.7 million, or 41.4% of income before income taxes for the same period in the prior year.

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law, which among other provisions, reduced the statutory federal income tax rate from 35% to 21%.  We have estimated and included the provisional amounts for the potential impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in our financial statements for the three months ended December 31, 2017. The analysis of the foreign earnings that is required to be completed for the transition tax is an estimate at this time and an updated transition tax will be reflected in subsequent periods once the final amounts are determined.  The provisional amount for the impact of the rate change on the net deferred tax liabilities was based on an estimate which we will continue to refine as the year progresses.

The decrease in the effective tax rate for the three months ended December 31, 2017 is predominantly due to the impact of the Tax Act. We will continue to analyze the Tax Act to determine the full effects of the new law.

Net income (loss).  Net income was $13.2 million for the three months ended December 31, 2017, compared to $10.9 million for the same period in the prior year, representing an increase of $2.3 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the three months ended December 31, 2017 was $0.1 million as compared to $0.8 million for the same period in the prior year. The decrease is primarily related to the purchase of the remaining 40% noncontrolling interest of Middlebury Interactive Languages in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Comparison of the Six Months Ended December 31, 2017 and 2016

Revenues.  Our revenues for the six months ended December 31, 2017 were $446.0 million, representing a decrease of $4.2 million, or 0.9%, from $450.2 million for the same period in the prior year. Managed Public School Program revenues increased $5.0 million, or 1.4%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 2.2% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $8.6 million, or 13.3%, primarily due to a (16.1%) decrease in enrollments in our non-managed public school programs, as well as a decline in software sales. Private Pay Schools and Other revenues decreased $0.6 million, or 3.1%, over the prior year period.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2017 were $286.5 million, representing an increase of $4.9 million, or 1.7%, from $281.6 million for the same period in the prior year. This increase was primarily associated with the incremental personnel and related benefit costs associated with serving higher enrollments. Instructional costs and services expenses were 64.2% of revenues during the six months ended December 31, 2017, an increase from 62.6% for the six months ended December 31, 2016.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2017 were $158.2 million, representing a decrease of $8.8 million, or 5.3% from $167.0 million for the same period in the prior year. This decrease was primarily associated with a decreases in outside professional services, salaries and benefits and rent expense, partially offset by an increase in stock-based compensation expense. Selling, administrative, and other operating expenses were 35.5% of revenues during the six months ended December 31, 2017, a decrease from 37.1% for the six months ended December 31, 2016.

Product development expenses.  Product development expenses for the six months ended December 31, 2017 were $5.3 million, representing a decrease of $0.6 million, or 10.2% from $5.9 million for the same period in the prior year. Product development expenses were 1.2% of revenues during three months ended December 31, 2017, a decrease from 1.3% for the three months ended December 31, 2016.

Interest income, net.  Net interest income for the six months ended December 31, 2017 was $0.3 million as compared to $0.6 million in the same period in the prior year. The decrease was primarily associated with lower interest income on certain accounts receivable partially offset by higher interest expense associated with capital leases during the six months ended December 31, 2017, as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax benefit of $8.8 million for the six months ended December 31, 2017, or 233.3% of loss before income taxes, as compared to $1.0 million, or 26.8% of loss before income taxes for the same period in the prior year.

On December 22, 2017, the Tax Act was enacted into law, which among other provisions, reduced the statutory federal income tax rate from 35% to 21%.  We have estimated and included the provisional amounts for the potential impact of re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in our financial statements for the six months ended December 31, 2017. The analysis of the foreign earnings that is required to be completed for the transition tax is an estimate at this time and an updated transition tax will be reflected in subsequent periods once the final amounts are determined.  The provisional amount for the impact of the rate change on the net deferred tax liabilities was based on an estimate which we will continue to refine as the year progresses.

The increase in the income tax benefit for the six months ended December 31, 2017 is predominantly due to the impact of the Tax Act and the tax impact of the as the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) related to stock compensation. We will continue to analyze the Tax Act to determine the full effects of the new law.

Net income (loss).  Net income was $5.0 million for the six months ended December 31, 2017, compared to net loss of $2.7 million for the same period in the prior year, representing an increase in net income of $7.7 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the six months ended December 31, 2017 was $0.2 million as compared to $0.6 million for the same period in the prior year. The decrease is primarily related to the purchase of the remaining 40% noncontrolling interest of Middlebury Interactive Languages in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of December 31, 2017, we had net working capital, or current assets minus current liabilities, of $371.1 million. Our working capital includes cash and cash equivalents of $189.5 million and accounts receivable of $244.1 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2017.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2017, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of December 31, 2017 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit is $27.3 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We had $24.2 million and $31.9 million of remaining availability under our lease line of credit as of December 31, 2017 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

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

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2017 was $2.7 million compared to net cash provided by operating activities of $10.3 million for the six months ended December 31, 2016. The decrease of $13.0 million in cash provided in operations between periods was primarily attributable to a decrease in working capital of $20.8 million, partially offset by an increase in net income of $7.7 million. The changes in working capital were primarily attributable to increases in accounts receivable, prepaid expenses (primarily for income taxes), as well as a decrease in deferred revenue.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2017 was $25.9 million compared to $33.0 million for the six months ended December 31, 2016, a decrease of $7.1 million. For the six months ended December 31, 2017, the Company invested $2.2 million for the acquisition of Big Universe, Inc., and for the six months ended December 31, 2016, the Company invested $9.1 million for the acquisition of the remaining 40% noncontrolling interest of Middlebury Interactive Languages. The increase in property and equipment expenditures was offset by a decrease in curriculum development expenses.

During the six months ended December 31, 2017, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2017 was $12.7 million compared to $9.1 million during the six months ended December 31, 2016. Our primary uses of cash in financing activities during the six months ended December 31, 2017 was in connection with the repurchase of restricted stock for income tax withholding and in connection with payments of capital lease obligations incurred for the acquisition of student computers. The increase in cash used in financing was due primarily to an increase of $4.1 million in the repurchase of restricted stock for income tax withholding, partially offset by a decrease of 1.1 million in capital lease payments.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of December 31, 2017, we provided guarantees of approximately $2.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2017 and June 30, 2017, we had cash and cash equivalents totaling $189.5 million and $230.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2017, a 1% gross increase in interest rates earned on cash would result in a $1.9 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the six months ended December 31, 2017 fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 26, 2018