Form 10-Q
period 2018-03-31
K12 INC
filed 2018-04-25
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 19, 2018, the Registrant had 41,172,030 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$227,907	$230,864
Accounts receivable, net of allowance of $9,978 and $14,791 at March 31, 2018 and June 30, 2017, respectively	207,998	192,205
Inventories, net	18,051	30,503
Prepaid expenses	14,422	8,006
Other current assets	13,767	12,004
Total current assets	482,145	473,582
Property and equipment, net	29,468	26,297
Capitalized software, net	55,729	62,695
Capitalized curriculum development costs, net	53,299	59,213
Intangible assets, net	18,694	20,226
Goodwill	90,197	87,214
Deposits and other assets	31,592	6,057
Total assets	$761,124	$735,284
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$13,727	$11,880
Accounts payable	17,548	30,052
Accrued liabilities	13,304	21,622
Accrued compensation and benefits	29,489	29,367
Deferred revenue	49,039	24,830
Total current liabilities	123,107	117,751
Capital lease obligations, net of current portion	13,983	10,025
Deferred rent, net of current portion	3,511	4,157
Deferred tax liability	11,572	16,726
Other long-term liabilities	9,519	11,579
Total liabilities	161,692	160,238
Commitments and contingencies	—	—
Redeemable noncontrolling interest	—	700
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,664,798 and 44,325,772 shares issued, and 41,162,200 and 40,823,174 shares outstanding at March 31, 2018 and June 30, 2017, respectively	4	4
Additional paid-in capital	697,762	690,488
Accumulated other comprehensive loss	(562)	(170)
Accumulated deficit	(22,772)	(40,976)
Treasury stock of 3,502,598 shares at cost at March 31, 2018 and June 30, 2017	(75,000)	(75,000)
Total stockholders’ equity	599,432	574,346
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$761,124	$735,284

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In thousands except share and per share data)
Revenues	$232,864	$222,533	$678,860	$672,761
Cost and expenses
Instructional costs and services	148,878	136,431	435,408	418,072
Selling, administrative, and other operating expenses	62,267	69,828	220,507	236,826
Product development expenses	2,002	3,511	7,276	9,446
Total costs and expenses	213,147	209,770	663,191	664,344
Income from operations	19,717	12,763	15,669	8,417
Interest income, net	261	641	535	1,247
Income before income taxes and noncontrolling interest	19,978	13,404	16,204	9,664
Income tax benefit (expense)	(6,935)	(4,522)	1,869	(3,520)
Net income	13,043	8,882	18,073	6,144
Add net loss attributable to noncontrolling interest	27	233	200	790
Net income attributable to common stockholders	$13,070	$9,115	$18,273	$6,934
Net income attributable to common stockholders per share:
Basic	$0.33	$0.24	$0.46	$0.18
Diluted	$0.32	$0.23	$0.45	$0.18
Weighted average shares used in computing per share amounts:
Basic	39,644,074	38,376,984	39,366,497	38,145,671
Diluted	40,766,203	39,328,127	40,771,437	38,956,081

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Net income	$13,043	$8,882	$18,073	$6,144
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(198)	(61)	(392)	329
Total other comprehensive income, net of tax	12,845	8,821	17,681	6,473
Comprehensive loss attributable to noncontrolling interest	27	233	200	790

Comprehensive income attributable to common stockholders	$12,872	$9,054	$17,881	$7,263

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(69)	—	—	43
Net income (1)	—	—	—	—	18,273	—	—	18,273
Foreign currency translation adjustment	—	—	—	(392)	—	—	—	(392)
Stock-based compensation expense	—	—	16,741	—	—	—	—	16,741
Exercise of stock options	13,600	—	184	—	—	—	—	184
Vesting of performance share units	149,676	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,011,605	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(331,263)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(504,592)	—	(9,763)	—	—	—	—	(9,763)
Balance, March 31, 2018	44,664,798	$4	$697,762	$(562)	$(22,772)	(3,502,598)	$(75,000)	$599,432

(1)

Net income excludes $0.2 million due to the redeemable noncontrolling interest related to LearnBop, which is reported outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$18,073	$6,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,612	56,325
Stock-based compensation expense	14,853	14,557
Excess tax benefit from stock-based compensation	—	(250)
Deferred income taxes	(4,978)	(259)
Provision for doubtful accounts	605	4,196
Provision for excess and obsolete inventory	1,319	395
Provision for student computer shrinkage and obsolescence	103	256
Impairment loss on other assets	—	586
Expensed computer peripherals	3,335	3,412
Changes in assets and liabilities:
Accounts receivable	(16,220)	(61,000)
Inventories	11,134	13,149
Prepaid expenses	(6,416)	(7,516)
Other current assets	(2,963)	(2,781)
Deposits and other assets	(25,893)	9,811
Accounts payable	(9,215)	(9,813)
Accrued liabilities	(9,183)	(7,608)
Accrued compensation and benefits	111	(5,922)
Deferred revenue	23,848	24,833
Deferred rent and other liabilities	(2,714)	(1,140)
Net cash provided by operating activities	53,411	37,375
Cash flows from investing activities
Purchase of property and equipment	(6,580)	(1,391)
Capitalized software development costs	(18,852)	(19,345)
Capitalized curriculum development costs	(7,770)	(12,427)
Acquisition of Big Universe, Inc., net of cash acquired	(2,774)	—
Purchase of noncontrolling interest	(500)	(9,134)
Net cash used in investing activities	(36,476)	(42,297)
Cash flows from financing activities
Repayments on capital lease obligations	(10,313)	(11,879)
Proceeds from exercise of stock options	184	1,518
Excess tax benefit from stock-based compensation	—	250
Repurchase of restricted stock for income tax withholding	(9,763)	(4,236)
Net cash used in financing activities	(19,892)	(14,347)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(12)
Net change in cash and cash equivalents	(2,957)	(19,281)
Cash and cash equivalents, beginning of period	230,864	213,989
Cash and cash equivalents, end of period	$227,907	$194,708

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction, and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to 75 managed public schools in a majority of states throughout the United States and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the nine months ended March 31, 2018 and 2017, and the condensed consolidated statement of stockholders’ equity for the nine months ended March 31, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2018 or for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date.

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

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district or from other sources up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the three months ended March 31, 2018 and 2017 were $81.4 million and $75.1 million, respectively, and for the nine months ended March 31, 2018 and 2017 were $221.0 million and $212.5 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2018 and 2017.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the three months ended March 31, 2018 and 2017, the Company’s revenues included a reduction for these school operating losses of $18.7 million and $12.5 million, respectively, and $50.2 million and $40.8 million for the nine months ended March 31, 2018 and 2017, respectively.

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

During the three and nine months ended March 31, 2018, the Company had one contract that represented approximately 10% of revenues.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $3.5 million and $2.3 million at March 31, 2018 and June 30, 2017, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  In addition, during the three months ended March 31, 2017, the Company accelerated depreciation on property and equipment associated with the operating leases that were exited during that period, see Note 10, “Restructuring.” The Company recorded accelerated depreciation of $0.8 million and $1.8 million for the three months ended March 31, 2018

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 2017, respectively, and $1.7 million and $2.8 million for the nine months ended March 31, 2018 and 2017, respectively, related to the leases exited and unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended March 31, 2018 and 2017 was $4.8 million and $5.5 million, respectively, and $13.7 million and $14.1 million for the nine months ended March 31, 2018 and 2017, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $0.8 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, and $3.3 million and $3.4 million for the nine months ended March 31, 2018 and 2017, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $18.9 million and $19.3 million for the nine months ended March 31, 2018 and 2017, respectively. Amortization expense for the three months ended March 31, 2018 and 2017 were $8.2 million and $8.4 million, respectively, and $26.9 million and $25.2 million for the nine months ended March 31, 2018 and 2017, respectively.

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

Total capitalized curriculum development additions were $7.8 million and $12.4 million for the nine months ended March 31, 2018 and 2017, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2018 and 2017 was $4.7 million and $5.2 million, respectively, and $14.8 million and $14.8 million for the nine months ended March 31, 2018 and 2017, respectively. As mentioned above, capitalized curriculum development additions included an out of period adjustment of $0.6 million.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2018 and 2017 was $0.7 million and $0.8 million, respectively, and for the nine months ended March 31, 2018 and 2017 was $2.2 million and $2.2 million, respectively. Future amortization of intangible assets is $0.8 million, $3.0 million, $2.9 million, $2.4 million and $2.2 million in the fiscal years ending June 30, 2018 through June 30, 2022, respectively, and $7.2 million thereafter.  At March 31, 2018 and June 30, 2017, the goodwill balance was $90.2 million and $87.2 million, respectively.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the nine months ended March 31, 2018 and 2017, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment on an annual basis, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. During the year ended June 30, 2017, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount and as a result, the Company determined that no impairment was required. During the nine months ended March 31, 2018 and 2017, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of March 31, 2018 and June 30, 2017:

	March 31, 2018			June 30, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(8.3)	$9.3	$17.6	$(7.6)	$10.0
Customer and distributor relationships	20.5	(13.0)	7.5	20.1	(12.0)	8.1
Developed technology	3.2	(2.1)	1.1	2.9	(1.7)	1.2
Other	1.4	(0.6)	0.8	1.4	(0.5)	0.9
Total	$42.7	$(24.0)	$18.7	$42.0	$(21.8)	$20.2

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended March 31, 2018, there was no such impairment charge.

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

The held for sale asset is discussed in more detail in Note 12, “Investments.” The lease exit liability is discussed in more detail in Note 10, “Restructuring.” The redeemable noncontrolling interest includes the Company’s joint venture with Middlebury College to form Middlebury Interactive Languages (“MIL”). Under the agreement, Middlebury College had an irrevocable election to sell all of its membership interest to the Company (put right). Middlebury College

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

exercised its put right on May 4, 2015 and a transaction to acquire the remaining 40% noncontrolling interest for $9.1 million in cash was consummated on December 27, 2016.

The following table summarizes certain fair value information at March 31, 2018 for assets or liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$3,120	$—	$—	$3,120

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,841	—	—	4,841

The following table summarizes certain fair value information at March 31, 2018 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,342	$—	$—	$1,342

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$2,806	$—	$—	$2,806

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables summarize the activity during the three and nine months ended March 31, 2018 and 2017 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2017	and Settlements	Gains/(Losses)	March 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,340	$—	$2	$1,342
Total	$1,340	$—	$2	$1,342

	Three Months Ended March 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2016	and Settlements	Gains (Losses)	March 31, 2017
	(In thousands)
Contingent consideration associated with acquisitions	$2,963	$—	$8	$2,971
Total	$2,963	$—	$8	$2,971

	Nine Months Ended March 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	March 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$2,806	$(1,319)	$(145)	$1,342
Total	$2,806	$(1,319)	$(145)	$1,342

	Nine Months Ended March 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains (Losses)	March 31, 2017
	(In thousands)
Redeemable noncontrolling interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Contingent consideration associated with acquisitions	2,947	—	24	2,971
Total	$9,748	$(9,134)	$2,357	$2,971

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$13,070	$9,115	$18,273	$6,934
Weighted average common shares — basic	39,644,074	38,376,984	39,366,497	38,145,671
Basic net income per share	$0.33	$0.24	$0.46	$0.18

Diluted net income per share computation:

Net income attributable to common stockholders	$13,070	$9,115	$18,273	$6,934
Share computation:
Weighted average common shares — basic	39,644,074	38,376,984	39,366,497	38,145,671
Effect of dilutive stock options and restricted stock awards	1,122,129	951,143	1,404,940	810,410
Weighted average common shares — diluted	40,766,203	39,328,127	40,771,437	38,956,081
Diluted net income per share	$0.32	$0.23	$0.45	$0.18

For the three months ended March 31, 2018 and 2017 and nine months ended March 31, 2018 and 2017, shares issuable in connection with stock options and restricted stock of 1,422,500, 1,283,168, 1,086,880, and 2,064,498, respectively, were excluded from the diluted income per share calculation because the effect would have been antidilutive. As of March 31, 2018, the Company had 44,664,798 shares issued and 41,162,200 shares outstanding.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for the Company’s next fiscal year beginning July 1, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact this standard will have on its consolidated financial statements which includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The majority of the Company’s business is based on contracts where annual revenue is recognized within each fiscal year, mirroring the school year. The Company expects revenue recognition will remain largely unchanged under the new standard on a full year basis, however, there may be some shifting of revenue between periods. The Company has begun its implementation process and expects to be fully compliant by the first quarter of fiscal 2019.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2018 and 2017, the Company’s effective income tax rate was 34.7% and 33.7%, respectively, and for the nine months ended March 31, 2018 and 2017, the rate was (11.5)% and 36.4%, respectively.

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law, which among other provisions, reduced the U.S. statutory federal income tax rate from 35% to 21%.  The Company has estimated and included the provisional amount for the potential impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s financial statements for the nine months ended March 31, 2018. The analysis of the foreign earnings that is required to be completed for the transition tax is an estimate at this time and an updated transition tax will be reflected in subsequent

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

periods once the final amounts are determined.  The provisional amount for the impact of the rate change on the net deferred tax liabilities was based on an estimate which the Company will continue to refine as the year progresses.

The effective income tax rate for the nine months ended March 31, 2018 was predominantly impacted by the Tax Act as well as the adoption of ASU 2016-09 related to stock compensation. The Company will continue to analyze the Tax Act to determine the full effects of the new law.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of March 31, 2018 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit (as discussed in more detail below) was $27.7 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of March 31, 2018 and June 30, 2017 was $42.8 million and $39.1 million, respectively. The accumulated depreciation of leased student computers as of March 31, 2018 and June 30, 2017 was $24.9 million and $25.1 million, respectively.

The Company had $24.2 million and $31.9 million of remaining availability under its lease line of credit as of March 31, 2018 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

The following is a summary as of March 31, 2018 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)
2018 (remaining three months)	$3,840
2019	13,440
2020	7,997
2021	3,368
Total minimum payments	28,645
Less amount representing interest (imputed weighted average capital lease interest rate of 2.74%)	(935)
Net minimum payments	27,710
Less current portion	(13,727)
Present value of minimum payments, less current portion	$13,983

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2018 and June 30, 2017, the Company was in compliance with these covenants. During the nine months ended March 31, 2018, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of March 31, 2018.

The BOA credit agreement contains a number of financial and other covenants that, among other things, restrict the Company and its subsidiaries’ ability to incur additional indebtedness, grant liens or other security interests, make certain investments, make specified restricted payments including dividends, dispose of assets or stock including the

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of March 31, 2018, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,420,455. As of March 31, 2018, there were 3,536,981 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Stock Options

Stock option activity including stand-alone agreements during the nine months ended March 31, 2018 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2017	1,356,528	$20.19	4.46	$1,481,585
Granted	—	—
Exercised	(13,600)	13.53
Forfeited or canceled	(109,971)	22.45
Outstanding, March 31, 2018	1,232,957	20.06	3.70	190,004
Stock options exercisable at March 31, 2018	1,091,726	$20.75	3.51	$120,305

The aggregate intrinsic value of options exercised during the nine months ended March 31, 2018 and 2017 was $0.0 million and $0.2 million, respectively.

As of March 31, 2018, there was $0.9 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.2 years. During the three months ended March 31, 2018 and 2017, the Company recognized $0.2 million and $0.5 million, respectively, of stock-based compensation expense related to stock options.  During the nine months ended March 31, 2018 and 2017, the expense was $1.0 million and $1.6 million, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2018 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	1,011,605	17.34
Vested	(1,309,775)	12.22
Canceled	(331,263)	14.52
Nonvested, March 31, 2018	1,511,614	$15.45

Performance Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2018, 398,442 new performance based restricted stock awards were granted and 474,141 remain nonvested at March 31, 2018. During the nine months ended March 31, 2018, 275,135 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Included above are 34,760 performance based restricted stock awards that were granted to Company executives with a weighted average grant date fair value of $17.70 per share.  These awards were granted pursuant to the Plan and are subject to the achievement of a target free cash flow metric in fiscal year 2018 and will be adjusted upwards or downwards based on the Company’s relative total shareholder return for fiscal year 2018 ranked against other companies in the Russell 2000 Index. If the performance goals are achieved, 20% of the shares granted vest immediately, and the remaining 80% vest ratably in semi-annual intervals until the three year anniversary from grant date.

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the nine months ended March 31, 2018, 18,400 of these equity incentive market based awards vested. Additionally, during fiscal year 2017, the Company granted equity incentive market based awards which were subject to the attainment of average prices of $13, $16 and $19 per share. These targets were achieved during fiscal year 2017. During the nine months ended March 31, 2018, 257,075 of these equity incentive market based awards vested. As of March 31, 2018, 25,200 equity incentive market based restricted stock awards remain nonvested.

Service-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2018, 613,163 new service-based restricted stock awards were granted and 1,012,273 remain nonvested at March 31, 2018. During the nine months ended March 31, 2018, 759,165 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2018, there was $16.8 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2018 and 2017 was $17.5 million and $14.6 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2018 and 2017 was $21.7 million and $13.5 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized $3.9 million and $4.8 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the nine months ended March 31, 2018 and 2017, the expense was $11.7 million and $13.0 million,

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively. Included in the stock-based compensation expense related to restricted stock awards for the three and nine months ended March 31, 2018 was $1.4 million and $1.7 million, respectively, associated with the accelerated vesting of equity awards pursuant to the exit of the former CEO, see Note 11, “Severance.” The expense related to the acceleration of equity awards for the three and nine months ended March 31, 2017 was $0.8 million and $0.8 million, respectively.

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

During the three months ended December 31, 2017, the Company determined the achievement of the performance conditions was probable on a portion of Tranche #2. Tranche #2 is comprised of two performance measures, an academic measure (similar to Tranche #1) and a lifetime value measure. The Company believes that achievement is probable only as it relates to the academic measure and is currently expected to meet the threshold level. Therefore, during the second quarter of fiscal year 2018, the Company recorded $2.5 million of expense for the period of grant date (September 2015) through December 2017.

For the nine months ended March 31, 2018, the Company determined the achievement of the performance conditions associated with the lifetime value measure of Tranche #2 was not probable and therefore no expense was recorded. As of March 31, 2018, there was $3.5 million of total unrecognized compensation expense related to the lifetime value measure of Tranche #2 assuming achievement at the target level. Additionally, if actual performance exceeds the target criteria for all of Tranche #2, then additional expense of $5.6 million of expense would be incurred.

As of March 31, 2018, there was $0.7 million of total unrecognized compensation expense related to nonvested PSUs for Tranches #1 and #2. During the three months ended March 31, 2018 and 2017, the Company recognized $0.6 million and zero, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2018 and 2017, the expense was $4.1 million and zero, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity during the nine months ended March 31, 2018 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	18.07
Vested	(242,383)	12.35
Canceled	(147,050)	14.02
Nonvested, March 31, 2018	792,410	$13.52

8.   Related Party Transactions

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner (“Partner”). The note bore interest at a fixed rate of 5.25% per year with a five year maturity date and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017 the Company received the deed of ownership to the property. See Note 12, “Investments – Investment in School Mortgage.”

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2, 2016, the lead plaintiffs filed an amended complaint against the Company. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with the Company, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding the Company’s replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2, 2017 to amend. On October 2, 2017, the plaintiffs filed a second amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of the Company’s academic programs, and further dismissed two of the Company’s former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017. On November 16, 2017, the Company filed its answer denying the allegations and asserting its affirmative defenses. Discovery with respect to this matter is proceeding. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the second amended complaint.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreement with the Company’s Chairman and Chief Executive Officer with an amended extended term to September 30, 2019, all other agreements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company provided guarantees of approximately $2.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

10.   Restructuring

In the third quarter of fiscal year 2017, the Company exited three facilities that were no longer being utilized, which were subject to operating leases.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million was included in accrued liabilities and the long-term portion of $3.7 million was included in other long-term liabilities on the condensed consolidated balance sheet. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the condensed consolidated statements of operations.

The following table summarizes the activity during the nine months ended March 31, 2018:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2017	sublease income	Expense	Adjustments	March 31, 2018
	(In thousands)
Lease #1	$1,652	$1,421	$(295)	$27	$—	$1,153
Lease #2	1,311	1,138	(545)	14	47	654
Lease #3	2,443	2,282	(545)	44	(468)	1,313
Total	$5,406	$4,841	$(1,385)	$85	$(421)	$3,120

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.   Severance

During the three months ended March 31, 2018, the Company provided severance to its former CEO pursuant to his employment agreement in the form of compensation and an acceleration of certain equity awards. During the three and nine months ended March 31, 2018, the Company recorded severance of $3.5 million and $4.5 million, respectively. During the three and nine months ended March 31, 2017, the Company recorded severance of $2.3 million and $3.3 million.

12.   Investments

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

In the third quarter of fiscal year 2017, the Company decided to dispose of the property and classified it as an asset held for sale, and included it in other current assets on the condensed consolidated balance sheet. The Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which was included in selling, administrative and other operating expenses on the condensed consolidated statements of operations. As of March 31, 2018, the property had been classified as a held for sale asset for greater than one year. As such, the Company reclassified the property as a held and used asset, subject to depreciation, and is included in property and equipment, net on the condensed consolidated balance sheet.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2018	2017
	(In thousands)
Cash paid for interest	$546	$575

Cash paid for taxes	$11,211	$4,741

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$16,119	$13,969

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$1,053	$—
Stock-based compensation expense capitalized on curriculum development	$835	$—

Business combinations:
Current assets	$209	$—
Intangible assets	695	—
Goodwill	2,983	—
Assumed liabilities	(234)	—
Deferred revenue	(361)	—
Contingent consideration	(500)	—

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2018.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies requiring critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

Managed Public School Programs accounted for approximately 84% of our revenues in the nine months ended March 31, 2018.  The Managed Public School Programs are programs in which K12 provides substantially all of the administrative management (e.g., budget proposals, financial reporting and staff recruitment), information technology, academic support services, curriculum, learning systems and instructional services. These arrangements are negotiated with and approved by the governing authorities of our customers, which are mostly virtual and blended public schools. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school from/to and to/from a Managed Public School Program and a Non-managed Public School Program. Virtual charter school boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

As of March 31, 2018, we provided our Managed Public School Programs to 75 schools in a majority of states throughout the United States and the District of Columbia. During this period, we entered into new contracts in two states to open Managed Public School Programs, auto renewed four agreements for schools in three states, and are now engaged in renewal negotiations in seven states, with varying degrees of modifications pending. At two schools, the boards elected not to seek renewals by their authorizers for the upcoming 2018-2019 school year, and one school board set grade enrollment sizes. As previously disclosed, the California Teachers Association ("CTA") was recognized in June 2016 as the exclusive representative for the teachers employed by the California Virtual Academies ("CAVA"), and collective bargaining negotiations pursuant to a non-binding settlement process of the Public Employee Relations Board ("PERB") were concluded on April 4, 2018. A tentative agreement has now been reached and must be ratified by the membership of the teachers union and the nine independent boards of the CAVA schools. If approved, the tentative agreement is not expected to have a material impact on the Company’s financial condition or results of operations.

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

For the nine months ended March 31, 2018, revenues increased to $678.9 million from $672.8 million in the prior year period, an increase of 0.9%. Over the same period, operating income increased to $15.7 million, from $8.4 million in the prior year period. Net income to common stockholders was $18.3 million, as compared to a net income of $6.9 million in the prior year period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our Annual Report. There have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Results of Operations

We have three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non-managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University Online High School
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs.

	Three Months Ended				Nine Months Ended
	March 31,		2018 / 2017		March 31,		2018 / 2017
	2018	2017	Change	Change %	2018	2017	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	110.8	103.8	7.0	6.7%	109.8	105.5	4.3	4.1%
Non-managed Public School Programs (1)	24.3	29.3	(5.0)	(17.1%)	24.1	28.8	(4.7)	(16.3%)

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

	Three Months Ended				Nine Months Ended
	March 31,		Change 2018 / 2017		March 31,		Change 2018 / 2017
	2018	2017	$	%	2018	2017	$	%
	(In thousands, except percentages)

Managed Public School Programs	$200,580	$187,418	$13,162	7.0%	$572,478	$554,353	$18,125	3.3%
Institutional
Non-managed Public School Programs	13,250	16,031	(2,781)	(17.3%)	44,401	51,960	(7,559)	(14.5%)
Institutional Software & Services	9,605	10,234	(629)	(6.1%)	34,500	38,968	(4,468)	(11.5%)
Total Institutional	22,855	26,265	(3,410)	(13.0%)	78,901	90,928	(12,027)	(13.2%)
Private Pay Schools and Other	9,429	8,850	579	6.5%	27,481	27,480	1	0.0%
Total	$232,864	$222,533	$10,331	4.6%	$678,860	$672,761	$6,099	0.9%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2018		2017		2018		2017
	(Dollars in thousands)
Revenues	$232,864	100.0%	$222,533	100.0%	$678,860	100.0%	$672,761	100.0%
Cost and expenses
Instructional costs and services	148,878	63.9	136,431	61.3	435,408	64.1	418,072	62.1
Selling, administrative, and other operating expenses	62,267	26.7	69,828	31.4	220,507	32.5	236,826	35.2
Product development expenses	2,002	0.9	3,511	1.6	7,276	1.1	9,446	1.4
Total costs and expenses	213,147	91.5	209,770	94.3	663,191	97.7	664,344	98.7
Income from operations	19,717	8.5	12,763	5.7	15,669	2.3	8,417	1.3
Interest income, net	261	0.1	641	0.3	535	0.1	1,247	0.2
Income before income taxes and noncontrolling interest	19,978	8.6	13,404	6.0	16,204	2.4	9,664	1.4
Income tax benefit (expense)	(6,935)	(3.0)	(4,522)	(2.0)	1,869	0.3	(3,520)	(0.5)
Net income	13,043	5.6	8,882	4.0	18,073	2.7	6,144	0.9
Add net loss attributable to noncontrolling interest	27	0.0	233	0.1	200	0.0	790	0.1
Net income attributable to common stockholders	$13,070	5.6%	$9,115	4.1%	$18,273	2.7%	$6,934	1.0%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues.  Our revenues for the three months ended March 31, 2018 were $232.9 million, representing an increase of $10.4 million, or 4.7%, from $222.5 million for the same period in the prior year. Managed Public School Program revenues increased $13.2 million, or 7.0%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 6.7% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $3.4 million, or 13.0%, primarily due to a (17.1%) decrease in enrollments in our Non-managed Public School Programs, as well as a decline in software sales. Private Pay Schools and Other revenues increased $0.6 million, or 6.5%, over the prior year period.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2018 were $148.9 million, representing an increase of $12.5 million, or 9.2%, from $136.4 million for the same period in the prior year. This increase was primarily associated with the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 63.9% of revenues during the three months ended March 31, 2018, an increase from 61.3% for the three months ended March 31, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2018 were $62.3 million, representing a decrease of $7.5 million, or 10.7% from $69.8 million for the same period in the prior year. Included in expense for the three months ended March 31, 2017 was $4.9 million of restructuring charges associated with three consolidated facilities, $3.7 million in bad debt expense and $2.3 million related to severance and accelerated stock-based compensation expense associated with reductions in headcount. Included in expense for the three months ended March 31, 2018 was severance and stock-based compensation expense of $3.5 million primarily associated with the departure of our former Chief Executive Officer. Selling, administrative, and other operating expenses were 26.7% of revenues during the three months ended March 31, 2018, a decrease from 31.4% for the three months ended March 31, 2017.

Product development expenses.  Product development expenses for the three months ended March 31, 2018 were $2.0 million, representing a decrease of $1.5 million, or 42.9% from $3.5 million for the same period in the prior year. Product development expenses were 0.9% of revenues during the three months ended March 31, 2018, a decrease from 1.6% for three months ended March 31, 2017.

Interest income, net.  Net interest income for the three months ended March 31, 2018 was $0.3 million, as compared to $0.6 million in the same period in the prior year. The decrease was primarily associated with lower interest income on certain accounts receivable, partially offset by higher interest expense associated with capital leases during the three months ended March 31, 2018, as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax expense of $6.9 million for the three months ended March 31, 2018, or 34.7% of income before income taxes, as compared to $4.5 million, or 33.7% of income before income taxes for the same period in the prior year. The effective tax rate for the three months ended March 31, 2018 was predominantly impacted by the lower U.S. federal statutory income tax rate, while for the three months ended March 31, 2017, the effective tax rate was predominantly impacted by prior year adjustments.

Net income.  Net income was $13.0 million for the three months ended March 31, 2018, compared to $8.9 million for the same period in the prior year, representing an increase of $4.1 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the three months ended March 31, 2018 was $0.0 million as compared to $0.2 million for the same period in the prior year. The decrease is primarily related to the purchase of the remaining 49% noncontrolling interest of Learnbop, Inc. in January 2018. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Comparison of the Nine Months Ended March 31, 2018 and 2017

Revenues.  Our revenues for the nine months ended March 31, 2018 were $678.9 million, representing an increase of $6.1 million, or 0.9%, from $672.8 million for the same period in the prior year. Managed Public School Program revenues increased $18.1 million, or 3.3%, year over year. The increase in Managed Public School Program revenues was primarily attributable to the 4.1% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $12.0 million, or 13.2%, primarily due to a (16.3%) decrease in enrollments in our Non-Managed Public School Programs, as well as a decline in software sales. Private Pay Schools and Other revenues remained relatively flat over the prior year period.

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

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2018 were $435.4 million, representing an increase of $17.3 million, or 4.1%, from $418.1 million for the same period in the prior year. This increase was primarily associated with the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 64.1% of revenues during the nine months ended March 31, 2018, an increase from 62.1% for the nine months ended March 31, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2018 were $220.5 million, representing a decrease of $16.3 million, or 6.9% from $236.8 million for the same period in the prior year. Included in expense for the nine months ended March 31, 2017 was $4.9 million of restructuring charges associated with three consolidated facilities, $3.7 million in bad debt expense and $3.3 million related to severance and accelerated stock-based compensation expense associated with reductions in headcount. Included in expense for the nine months ended March 31, 2018 was severance and stock-based compensation expense of $4.2 million primarily associated the departure of our former Chief Executive Officer. Additionally, in comparing the nine months ended March 31, 2018 to the nine months ended March 31, 2017, there were decreases in outside professional services and salaries and benefits. Selling, administrative, and other operating expenses were 32.5% of revenues during the nine months ended March 31, 2018, a decrease from 35.2% for the nine months ended March 31, 2017.

Product development expenses.  Product development expenses for the nine months ended March 31, 2018 were $7.3 million, representing a decrease of $2.1 million, or 22.3% from $9.4 million for the same period in the prior year. Product development expenses were 1.1% of revenues during the nine months ended March 31, 2018, a decrease from 1.4% for the nine months ended March 31, 2017.

Interest income, net.  Net interest income for the nine months ended March 31, 2018 was $0.5 million as compared to $1.2 million in the same period in the prior year. The decrease was primarily associated with lower interest income on certain accounts receivable, partially offset by higher interest expense associated with capital leases during the nine months ended March 31, 2018, as compared to the same period in the prior year.

Income tax benefit (expense).  We had an income tax benefit of $1.9 million for the nine months ended March 31, 2018, or (11.5)% of income before income taxes, as compared to income tax expense of $3.5 million, or 36.4% of income before income taxes for the same period in the prior year.

On December 22, 2017, the Tax Act was enacted into law, which among other provisions, reduced the statutory federal income tax rate from 35% to 21%.  We have estimated and included the provisional amounts for the potential impact of re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in our financial statements for the nine months ended March 31, 2018. The analysis of the foreign earnings that is required to be completed for the transition tax is an estimate at this time and an updated transition tax will be reflected in subsequent periods once the final amounts are determined.  The provisional amount for the impact of the rate change on the net deferred tax liabilities was based on an estimate which we will continue to refine as the year progresses.

The Company had an income tax benefit for the nine months ended March 31, 2018 predominantly due to the impact of the Tax Act and the tax impact of the as the adoption of Accounting Standards Update 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) related to stock compensation. We will continue to analyze the Tax Act to determine the full effects of the new law.

Net income.  Net income was $18.1 million for the nine months ended March 31, 2018, compared to net income of $6.1 million for the same period in the prior year, representing an increase in net income of $12.0 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the nine months ended March 31, 2018 was $0.2 million as compared to $0.8 million for the same period in the prior year. The decrease is primarily related to the purchase of the remaining 40% noncontrolling interest of Middlebury Interactive Languages in December 2016. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of March 31, 2018, we had net working capital, or current assets minus current liabilities, of $359.0 million. Our working capital includes cash and cash equivalents of $227.9 million and accounts receivable of $208.0 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2018.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of March 31, 2018, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of March 31, 2018 and June 30, 2017, the outstanding balance of capital leases under the current and former lease lines of credit is $27.7 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We had $24.2 million and $31.9 million of remaining availability under our lease line of credit as of March 31, 2018 and June 30, 2017, respectively. Interest on unpaid principal under the lease line of credit is at a fluctuating rate of LIBOR plus 1.2%.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2018 was $53.4 million compared to $37.4 million for the nine months ended March 31, 2017. The increase of $16.0 million in cash provided in operations between periods was primarily attributable to a increase in working capital of $10.5 million and an increase in net income including non-cash addbacks of $5.5 million. The changes in working capital were primarily attributable to decreases in accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2018 was $36.5 million compared to $42.3 million for the nine months ended March 31, 2017, a decrease of $5.8 million. For the nine months ended March 31, 2018, the Company invested $2.8 million for the acquisition of Big Universe, Inc., and for the nine months ended March 31, 2017, the Company invested $9.1 million for the acquisition of the remaining 40% noncontrolling interest of Middlebury Interactive Languages. The increase in property and equipment expenditures was offset by a decreases in curriculum and software development expenses.

During the nine months ended March 31, 2018, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2018 was $19.9 million compared to $14.3 million during the nine months ended March 31, 2017. Our primary uses of cash in financing activities during the nine months ended March 31, 2018 was in connection with the repurchase of restricted stock for income tax withholding and in connection with payments of capital lease obligations incurred for the acquisition of student computers. The increase in cash used in financing activities was due primarily to an increase of $5.6 million in the repurchase of restricted stock for income tax withholding, partially offset by a decrease of 1.6 million in capital lease payments.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2018, we provided guarantees of approximately $2.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2018 and June 30, 2017, we had cash and cash equivalents totaling $227.9 million and $230.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2018, a 1% gross increase in interest rates earned on cash would result in a $2.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility during the nine months ended March 31, 2018 fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding our replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October 2, 2017 to amend. On October 2, 2017, the plaintiffs filed a second amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of our academic programs, and further dismissed two of our former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017. On November 16, 2017, the Company filed its answer denying the allegations and asserting its affirmative defenses. Discovery with respect to this matter is proceeding. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the second amended complaint.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 as filed with the SEC on August 9, 2017.

Item 2.     Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

On April 20, 2018, the Board of Directors of the Company (“Board”) approved a First Amendment to the Second Amended and Restated Employment Agreement (“Agreement”) of Nathaniel A. Davis (“Amendment”) related to Mr. Davis’ appointment as the Chief Executive Officer (“CEO”) of the Company effective March 3, 2018. The Amendment provides for: (i)  a term until September 30, 2019 that is renewable, (ii) restores the same annual base salary of $735,000 that Mr. Davis received in his previous capacity as CEO, (iii) a one-time performance-based grant of restricted stock having a value of $2,205,000, and (iv) beginning in FY 2019, a revised annual incentive award in the range of $2,700,000 to $3,300,000 subject to performance criteria and vesting to be determined by the Board and Mr. Davis at the time of the grant. Severance payments are not provided in the event that the Board determines not to renew the Agreement.

Item 6.     Exhibits

(a)              Exhibits.

Number	Description

10.1	First Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated April 20, 2018.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 25, 2018