Form 10-K
period 2018-06-30
K12 INC
filed 2018-08-08
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

The aggregate market value of the registrant’s voting and non‑voting stock held by non‑affiliates of the registrant as of December 31, 2017 was $415,602,150. Aggregate market value excludes an aggregate of approximately 15,257,332 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 31, 2018 was 39,572,956.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2018, are incorporated by reference into Part III of this Form 10‑K.

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

SPECIAL NOTE ON FORWARD‑LOOKING STATEMENTS

This Annual Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K are forward‑looking statements. We have tried, whenever possible, to identify these forward‑looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward‑looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward‑looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

•	reduction of per pupil funding amounts at the schools we serve;
•	inability to achieve a sufficient level of new enrollments to sustain our business model;
•	failure to enter into new managed school contracts or renew existing contracts, in part or in their entirety;
•	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
•	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
•	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
•	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
•	legal and regulatory challenges from opponents of virtual public education or for‑profit education companies;
•	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
•	termination of our contracts with schools due to a loss of authorizing charter;
•	entry of new competitors with superior technologies and lower prices;
•	unsuccessful integration of mergers, acquisitions and joint ventures;
•	failure to further develop, maintain and enhance our technology, products, services and brands;
•	inadequate recruiting, training and retention of effective teachers and employees;
•	infringement of our intellectual property;
•	disruptions to our Internet-based learning and delivery systems, including but not limited to our data storage systems, resulting from cybersecurity attacks; and

•	misuse or unauthorized disclosure of student and personal data.

Forward‑looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic and regulatory factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward‑looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward‑looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward‑looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward‑looking statements appears in “Part 1—Item 1A—Risk Factors.”

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

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology‑based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are accredited by AdvancEd, a non‑profit international accreditation agency for schools, districts, education service agencies, postsecondary institutions, and corporations.

As an innovator in K‑12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers in effective online instruction, provide turnkey management services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many dynamics of virtual and blended learning that can complement and transform traditional schools. These factors enable us to provide products and services to three lines of business that share many common attributes, including curriculum, learning systems, management expertise, logistical systems and marketing. These lines of business are: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

public
Managed Public School Programs		Institutional	Private Pay Schools and Other
• Virtual public schools		• Non‑managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools		• Institutional software and services	—George Washington University
Online High School
—The Keystone School

              We continue to make significant capital investments intended to improve student academic outcomes, including the: (i) ongoing development and enhancement of our current and next generation curriculum and software; (ii) addition of new features to our proprietary learning management platform for K-5 students; (iii) strengthening of our corporate and school infrastructure to increase data security, protect student privacy, and ensure compliance with evolving reporting and regulatory requirements; (iv) procurement and delivery of student computers; and (v) conversion of interactive instructional products to enable delivery through tablets and mobile devices.

•    Managed Public School Programs

Our Managed Public School Programs business includes both virtual and blended public schools where a district or independent charter board contracts with K12 for a full‑time program of educational products and services. These programs offer an integrated package of systems, services, products, and professional expertise that we manage to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services. In fiscal year 2018, our Managed Public School Programs accounted for approximately 85% of our revenue.

Virtual Public Schools.  In full‑time virtual public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state certified teachers. In addition to providing our courses, course materials and, in certain cases, student computers, we also offer these schools a variety of administrative management, technology and academic support services. The majority of our revenue is derived from multi-year service agreements with the governing authorities of these virtual public schools.

Blended Public Schools.  Blended public schools combine online learning and face‑to‑face instruction in a physical learning center.

For both virtual and blended Managed Public School Programs, the governing authority that exercises ultimate control over the schools negotiates contractual terms with us for specific aspects of the management of the schools, including:  the creation and implementation of the academic plan; monitoring academic achievement; recommendations for teacher hires; teacher training; recommended compensation plans for school personnel; financial management; enrollment processing; and development and procurement of curriculum, equipment and required services. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority’s policies. The schools receive funding on a per student basis from the state in which the public school or school district is located. In earlier years, we grew primarily by entering into fully-managed service agreements with schools that offered statewide programs in new states and reported that growth by citing the number of states having these programs and by enrollments. Our Managed Public School Programs now involve the opening of multiple schools within the same state, as well as closures that can occur with contract terminations, non-renewals or charter revocations. In fiscal year 2017, we adopted a metric based on the number of schools served by our Managed Public School Programs. For fiscal year 2018, we provided these turnkey Managed Public School Programs to 75 schools in 31 states and the District of Columbia. In addition, we report on a quarterly basis the aggregate number of enrollments and associated revenue for the Managed Public School Programs.

•    Institutional

We work closely as a partner with school districts, individual public schools, charter schools and private schools to provide them with educational solutions. The Institutional business includes Non‑managed Public School Programs and Institutional software and services where K12 offers curriculum and technology for full-time virtual and blended programs. We also offer options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients can also assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. For the 2017-18 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

•    Private Pay Schools and Other

We operate three accredited online private schools: The K12 International Academy, the George Washington University Online High School and The Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for quality online education. Our principal customers are U.S. students, including those who reside in states where the online public school option is not available, as well as expatriate families with students who seek to continue their studies in English and foreign students who may seek admission into a U.S. college or university. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or, to supplement their child’s traditional education, and to adult learners who are seeking to complete their high school diploma.

Our History

We were founded in 2000 to utilize advances in technology to provide children with access to a high‑quality education regardless of their geographic location or socioeconomic background. Given the geographic flexibility of technology‑based education, we believed we could help address the growing concerns regarding the regionalized disparity in the quality and breadth of available curriculum and instruction, both in the United States and abroad. The convergence of these factors and rapid advances in Internet networks created the opportunity to make a significant impact by deploying online learning software and systems on a flexible, online platform.

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face‑to‑face time in the classroom with online instruction and opened an online private school to reach students worldwide. In fiscal year 2018, our customers for Managed Public School Programs consisted of 75 schools in 31 states and the District of Columbia. We also serve schools in all 50 states and the District of Columbia through our Institutional business.

Our Market

The U.S. market for K‑12 education is large and online learning is gaining greater acceptance and broader usage. For example:

•

According to the National Center for Education Statistics (“NCES”), a division of the U.S. Department of Education, in 2017 over 50 million students attended K‑12 public schools. Of those 50 million students, 70 percent were enrolled in pre-K through grade 8, and the remaining 30 percent were enrolled in grades 9 through 12.

•

According to a May 2018 report of the National Education Policy Center (“NEPC”) entitled “Full-Time Virtual and Blended Schools:  Enrollment, Student Characteristics, and Performance,” in 2016-17, 429 full-time virtual schools enrolled 295,518 students, and 296 blended schools enrolled 116,716. The NEPC report further states that 34 states had full-time virtual schools and 29 states had blended schools. Districts are also rapidly adopting online learning to expand course offerings, provide schedule flexibility, increase graduation rates and lower the cost of delivering education.

•

In 2016, the National Home Education Research Institute reported that there are approximately 2.3 million home‑educated students in the United States, which has grown by an estimated 2% to 8% per year over the past few years. Many of these students took an online course and a small percentage enrolled in full‑time online public schools.

•

In 2017, the NCES conducted a survey which found that as of the 2016-2017 school year, 98% of public school districts offered career and technical education (“CTE”) programs to students at the high school level.  The NCES defines a CTE program as a sequence of courses at the high school level to provide students with the academic and technical knowledge and skills needed to prepare for further education and careers in current or emerging professions.

Many parents and educators are seeking alternatives to traditional classroom‑based education for a variety of    reasons. Demand for these alternatives is evident in the expanding number of choices available to parents and students.

•

According to the National Alliance for Public Charter Schools, enrollment at public charter schools has nearly tripled over the past 12 years, and there were approximately 7,000 public charter schools operating nationwide during the 2016-2017 school year, with an estimated enrollment of approximately 3.0 million students in 44 states.

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

We anticipate that full‑time online public schools will meet the needs of a small percentage of the overall K‑12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, students come from a broad range of social, economic and academic backgrounds, and parents share the desire for individualized instruction to maximize their children’s potential. Examples of students for whom this solution may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii)  safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student‑athletes and performers who are not able to attend regularly‑scheduled classes; (vi) college‑bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills, including adult learners; (viii) high school dropouts who have decided to re‑enroll in school to earn a diploma; and (ix) students of military families who desire high quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

For the foreseeable future, most students in the United States will continue to be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability of a choice for an online public education (including blended learning models), and that states and districts will seek to incorporate online and blended solutions into their school‑based programs.  Our Managed Public School Programs offer a full service, integrated program, and a complete solution for districts and schools that desire a turnkey option. For public school customers who need less than a full service offering, our Institutional business provides online curriculum and services on a solutions‑oriented, customized basis. We believe these choices create the opportunity for us to serve the majority of students who will learn within school buildings. Therefore, we continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our products and services can address local foreign market needs.

Our Business Lines

Managed Public School Programs

Our turnkey Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2017-2018 school year, we provided our Managed Public School Programs to 75 schools in 31 states and the District of Columbia. During this fiscal year, we entered into new contracts in four states to open Managed Public School Programs, auto-renewed four agreements for schools in three states, and completed renewal negotiations in four states, with varying degrees of contract modifications. At two schools, the boards elected not to seek charter renewals from their authorizers for the upcoming 2018-19 school year, and one school board set grade enrollment sizes. At one school, the authorizer opted not to renew the charter for the upcoming 2018-19 school year.  At the expiration of their service agreements on June 30, 2018, two schools elected not to renew their service agreements with us. In June 2016, the California Teachers Association (“CTA”) was recognized as the exclusive representative for the teachers employed by the California Virtual Academies (“CAVA”), and a collective bargaining agreement (“CBA”) was ratified in May 2018 by the members of the teachers’ union and the nine independent boards of the CAVA schools, which subscribe to our Managed Public School Programs.  The CBA did not have a material impact on our financial condition or results of operations.

Virtual Public Schools

The majority of our revenue is derived from multi-year service agreements with the governing authorities of the virtual public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full‑time virtual public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face‑to‑face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school‑level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

Virtual public schools managed by K12 serve K‑12 students, principally utilize the K12 core curriculum and attract both mainstream and other types of learners. These virtual public schools operate under different brands including Virtual Academies (our original full-time Managed Public School Program), Insight schools (which tend to focus on particular student segments, such as only middle and high school grade levels, at-risk students and career readiness programs), and iQ Academies (which are typically only partially‑managed by us, with responsibility for academic program and regulatory compliance resting with the host school or school district). We also manage career and technical education‑focused online high schools, generally under the Destinations Career Academy brand name, designed to give students a head start on their career goals by providing them with content pathways towards an industry certification, college credits and workplace experiences.

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

In some blended schools we manage, such as the Hoosier Academies Indianapolis, students attend a learning center on a part‑time basis, where they receive face‑to‑face instruction, in addition to their online virtual curriculum and instruction.

Institutional

Our Institutional business consists of: (i) Non‑managed Public School Programs; and (ii) Institutional software and services. Public schools and school districts are increasingly adopting online solutions to augment current teaching practices, launch new learning models, cost‑effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks and retain students. State education funds traditionally allocated for textbook and print materials are now also being authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. To address these growing needs, our Institutional business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full‑time Non‑managed Public School Programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional business is to partner primarily with U.S.‑based public schools and school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments. Our FuelEd suite of offerings has grown and includes: K12 curriculum; FuelEd Online Courses; FuelEd Anywhere Learning Systems; Middlebury Interactive Languages; Stride; and the Big Universe literacy solution. This extensive catalog of online curricula can address specific student needs, including AP, honors programs, world languages, English language learners, remediation, credit recovery, alternative education, CTE electives and college readiness. In connection with these solutions, we also offer state‑certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

Private Pay Schools and Other

International and Private Pay Schools

We operate three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. For the 2017-18 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

The K12 International Academy is an online private school that serves students in both the United States and overseas. Through the K12 International Academy, students may study in a full-time academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part‑time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including online clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

The Keystone School (“Keystone”) is a private school that has been providing home‑based education and distance learning for over 35 years. Keystone offers middle and high school on a full or part‑time basis, as well as adult learning programs. Keystone also sells elementary level (K-5) courses and teacher support, which appeals to families that seek to homeschool or need supplemental instruction. Students take online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our FuelEd curriculum and offers a lower‑cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and AdvancED.

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

Affect Better Student Outcomes.  We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we will: (i) invest in training and professional development for teachers and school leaders; (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, virtual science labs, AP test prep, specialized cohort academies and Family Academic Support Team (“FAST”) initiatives; (iii) enhance our curriculum to make it more engaging, adaptive and available to all students anywhere; and (iv) update our content as state standards and state assessments change. We will also focus our marketing and enrollment efforts on helping students and families understand the unique demands and challenges of the online learning environment. We believe a better understanding by parents and students will better prepare students for the work and improve their chance at academic success.

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

Increase Enrollments at Existing Virtual and Blended Public Schools. Some state regulations, school governing authorities and/or districts limit or cap student enrollment or enrollment growth. At the direction of our school board and school district customers, we will seek to provide an opportunity for more students to attend these schools, and support their efforts to work with legislators, state departments of education, educators and parents to remove those enrollment caps.

Expand Virtual and Blended Public School Presence into Additional States and Cities.  As laws change and opportunities arise, we work with states, school districts, regional education organizations, and charter schools to authorize and establish new virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, management services, and other related offerings. Traditional school districts are becoming a greater percentage of our customer base.

Accelerate Institutional Business.  The breadth of our FuelEd course catalog ranges from pre‑K to 12th grade, instructional services, supplemental solutions, and teacher development and are the key drivers for Institutional business growth. We will continue to work to accelerate the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and to facilitate personalized learning in traditional, blended and online learning environments. We will continue to seek acquisitions of businesses that expand FuelEd’s distribution and product portfolio, improve our technology platform, and allow us to enter new markets to serve students, teachers and administrators who are interested in the benefits of digital learning.

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

Develop Additional Channels through Which to Deliver Our Learning Systems.  We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, CTE, supplemental educational products, adult learning, and individual products packaged and sold directly to consumers. We have made strategic investments in other companies to supplement our go-to-market approach in the Institutional business with a focus on advising school districts on their digital classroom transformation efforts.

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue opportunities with highly‑respected institutions where we can be a valued‑added partner or contribute our expertise in curriculum development and educational services to serve more students.  In 2018, we partnered with Southern New Hampshire University to invest in the development of degree-granting programs for online teaching.

Products and Services

Educational Philosophy

A primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including alignment to all state adopted standards and assessments (tests which are designed to measure specific elements of learning),  states that have retained the Common Core State Standards (“CCSS”) and states that have adopted the Next Generation Science Standards (“NGSS”). We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

The design, development and delivery of our products and services are grounded in the following set of guiding principles:

•

Provide Learning Systems To Facilitate The Delivery Of Our Products and Services. Our products and services are largely delivered through online learning systems that facilitate the delivery of courses, communication with teachers, synchronous and asynchronous class sessions, tracking of progress, assessment of student performance and other key aspects of our offering.

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

•

Individualized Learning.  We seek to create engaging curriculum content to capture a student’s attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility. We are exploring new tools, such as machine learning and game-like capabilities to integrate into our curriculum to support individualized learning.

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

•

Ensure Fundamental Content Soundness.  Our highly credentialed subject matter experts or “Content Specialists” bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of guidelines from national and international subject‑area associations.

•

Integrate Curriculum, Teachers and Technology to Maximize Student Learning.  We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

Our fundamental goal for every child who enrolls in a virtual public or private school managed by us, or a program offered through a school district or a Non‑managed school, is to improve his or her academic performance. Our 2017 K12 Annual Academic Report (“2017 Academic Report”) is available at http://k12.com/academic-report. In early fiscal year 2019, we expect to publish the 2018 K12 Annual Academic Report which will include performance data for Managed Public School Programs in states that publicly reported test results from the 2016-17 school year, and will be made available on the referenced website.

By analyzing and communicating the results of our efforts to improve student outcomes, we aim to provide data for school boards and parents as they exercise school choice options, and to help educators working to improve academic achievement for every child in our increasingly diverse schools. We believe that none of our competitors serving virtual public schools publishes this volume or depth of academic performance data and analytics.

With the implementation of the federal Every Student Succeeds Act (“ESSA”) for the 2017-18 school year, each of the states in which we manage virtual public schools has been given the authority to develop a school accountability plan within the confines of a broad federal ESSA framework based on their own conception of the best means to advance college and career readiness. The ESSA requires states to utilize four academic-related indicators in their accountability plans to measure school and student performance:  academic achievement, student growth in reading and math, graduation rate, and progress in achieving English language proficiency. The states were given discretion on the weight to give to each indicator and how to apply them. Most of the state ESSA plans submitted in 2017 to the U.S. Department of Education use some form of summative rating method to describe school performance, such as conferring an A-F grade or using a ranking system having a 1-10 scale. A significant new element of this education law is a requirement for states to adopt at least one non-academic indicator in their state’s accountability system to measure “school quality or student success”, often called the “fifth” indicator. Unlike No Child Left Behind where the only measure of school performance was an Annual Yearly Progress (“AYP”) report, there are a wide range of non-academic options enumerated in the ESSA that the states can adopt to advance their own “school quality or student success” accountability objectives. The states may include measures of student engagement, educator engagement, student access to and completion of advanced coursework, post-secondary readiness, school climate and safety, and any other indicator a state may choose for this purpose. For example, a post-secondary readiness accountability indicator can include student participation in and completion of a CTE program of study, or access to dual credit programs. Similarly, a student engagement indicator may focus on teacher observations or ratings that demonstrate improvements in this area.

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. Most of our schools administer nationally‑recognized interim and/or benchmark assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from the successful schools we manage and from other high performing schools across the country, we continue to encourage the school boards of our customers to implement our Academic Excellence Framework, a standardized guide available to all of our Managed Public School Programs that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student‑level data. As part of the academic framework guidelines, schools implement plans to collect student‑level data throughout the year from three types of assessments: diagnostic, formative interim, and summative. Baseline or readiness assessments are used to determine a student’s academic strengths and weaknesses and are administered at the beginning of the school year or when a student enrolls. Interim assessments are administered throughout the year to assess student mastery of the state standards and objectives. Summative assessments measure student learning at culminating points in a student’s academic career, such as the end of the semester or the end of the school year. In most cases, state tests serve as the summative assessment for schools. We provide recommendations for readiness, benchmark and interim formative assessments based on state standards and state assessments. In several cases charter authorizers, district partners or departments of education require specific assessments.

In addition to the complexities involved in measuring academic performance of students, we believe that the virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under‑credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students eligible for free or reduced‑price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced‑price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families, such as Strong Start and FAST. To monitor student learning progress during the school year, we are using multiple equivalent assessments at the lesson, unit and semester level. This is intended to ensure that our measurement is reliable and valid. We provide more synchronous sessions for at risk students based on data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

In furtherance of our goal to improve academic performance, the Academic Committee of the K12 Board of Directors is charged with making recommendations to management to foster continuous improvement in academic outcomes for the public and private schools served by the Company. With input and oversight from the Academic Committee, our K12 Educational Advisory Committee (“EAC”) consists of industry experts who provide additional academic expertise and advice. The EAC met 5 times in fiscal year 2018. The members of the EAC were:

•	Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts

•	Ms. Millie Fornell, former Chief of Staff, Miami‑Dade School District
•	Ms. Ann Foster, former Senior Vice President Strategy, Business Development and Connected Learning for Harcourt Education Group
•	Dr. Mary Futrell, retired Dean of the George Washington University School of Education and former President of the National Education Association

•	Dr. Beverly Hutton, Deputy Executive Director of the National Association of Secondary School Principals
•	Dr. Ildiko Laczko-Kerr, Chief Academic Officer, Arizona Charter Schools Association
•	Dr. Andrew Porter, former Dean of the Graduate School of Education, University of Pennsylvania
•	Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning Programs

Our Products

We continue to invest in curriculum and technology to educate students more effectively and efficiently. Much of our investment has been in the development of improved functionality of our curriculum and systems. Areas of focus include: (i) integration and user experience—making sure that all of our systems and solutions are easy for teachers, administrators, students, and parents to use; (ii) mobile enabled products; (iii) personalized learning for all students we serve; (iv) courses that are flexible enough to provide assistance to struggling students; (v) reading and oral fluency scoring; (vi) alignment with state standards; and (vii) built-in tutoring and support functionality.

As school districts evolve and look for digital solutions in their classrooms, we believe that our products have applicability across a broader range of schools. We are continuing to develop new courses and materials aimed at engaging a broad spectrum of learners with potential applicability from virtual classrooms to brick-and-mortar schools.

Just as we pioneered the development of virtual schools, we are resolved to address the most challenging educational needs facing schools and districts. Our goal is to assist teachers, schools and districts in implementing individualized education programs to better serve their students. This can take a variety of forms including turnkey solutions, partnerships, vendor relationships, enterprise licenses, and purchases of curriculum and services.

Curriculum

K12 has one of the largest digital curriculum portfolios for the K‑12 online education industry. Our school customers can select from hundreds of core elementary, middle, and high school courses, as well as state customized versions of those courses, electives, lesson guides, and offline instructional kits and materials. A single year‑long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace to master a lesson’s objectives.

Since our inception, we have built core courses in English Language Arts (“ELA”), mathematics, science and history on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving and we continually invest in our curriculum to meet these changing requirements.

Online Lessons.  Our K12 online lessons are accessed by K‑5 students through a proprietary learning management platform, which we call our Online School (“OLS”). For grades 6-12, lessons are accessed through a third‑party platform, Desire2Learn. Students can also access FuelEd courses through other platforms used in school districts. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands‑on materials, to create an engaging, responsive and highly‑effective curriculum. The formative and periodic summative, online assessments help ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assignments and assessments, are also included.

Learning Kits.  Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K‑8 student receives a shipment of materials that generally include textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. We have also created and/or converted additional K12 textbooks and resources used across our courses into an electronic format, enabling us to offer options to enhance the student experience without physical books.

Lesson Guides.  Our K-5 courses are generally paired with a lesson guide and/or teacher resources. These resources are designed to work in coordination with the online lessons and include the following: overview information for learning coaches, lesson objectives, lesson outlines and activities, answer keys to student exercises and suggestions for explaining difficult concepts to students.

Pre‑K and K‑8 Courses

From pre‑kindergarten through 8th grade, our courses are generally categorized into seven major subject areas: ELA, mathematics, science, history, art, music and world languages. Our online curriculum includes all of the courses that students need to complete their core kindergarten through 8th grade education; our pre‑K offering, which we refer to as EmbarK12, introduces students to core subjects through cross‑curricular thematic units, building initial and fundamental relationships among concepts. Courses focus on developing fundamental skills and teaching the key knowledge building blocks or schemas—the “big ideas”—that each student will need to master the major subject areas, meet state standards and succeed on the applicable state tests. Unlike a traditional classroom education, and in conjunction with school teachers and counselors, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area, consistent with authorizer and state requirements.

We continue to invest behind our core curriculum in grades K-5 by improving the user experience, building in additional educational tools into the courses and aligning to state standards. For example, we are introducing additional game-based practice into the curriculum that can provide practice problems at lower skill levels and build up to the current lesson plan. All of the courses are being designed to include a modern, mobile user experience.

High School Courses

The curriculum available to high school students offers increased flexibility in course selection including a wide range of electives. These include courses in AP classes, a diverse selection of foreign language offerings and CTE course pathways. Much like our K-8 offerings, we continue to invest in these courses to meet state standards and provide additional tools that will help remediate the problems of struggling students. For example, we are introducing a “Help Me” section that will provide additional online instruction in certain course areas at the click of the button.

FuelEd Online Courses.  We also offer curriculum to schools and school districts marketed as our FuelEd Online Courses product line. Most FuelEd Online Courses are aligned to state and national standards, including many to the CCSS, and include a large number of courses for middle and high school students, featuring core, AP, elective, and credit recovery courses. FuelEd’s Online Courses are developed by subject matter experts, designed by multimedia teams and may be taught by Company‑provided instructors at the customers’ option. FuelEd classes are primarily delivered over the Internet in a classroom or virtual setting, and use a variety of interactive elements to keep students engaged. A deep understanding of K‑12 pedagogy, as well as the human factors associated with online technology, is integrated into FuelEd’s courses. We also offer a wide range of supplemental and credit recovery courses across most subject areas. These courses provide students the ability to augment their learning experience with additional online materials to help catch up in a subject area if they have fallen behind or “make-up” for a course they were not able to effectively complete.

Middlebury Interactive Languages.  We offer digital world language courses and residential summer language academies through MIL, which became a wholly-owned subsidiary in FY 2017 through our purchase of Middlebury

College’s interest in the joint venture. As part of that transaction, we retained the right to use the MIL name in its products through April 2028. In addition, we secured the right to use the MIL name in marketing materials through December 2019. These offerings include immersive language courses for K‑12 students based on Middlebury College’s pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age‑appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. We offer Chinese, French, German and Spanish courses for elementary, middle and high school students. In addition, we offer digital, supplemental English language learner (“ELL”) courses for middle and high school students to be used in a blended environment. MIL also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in Vermont, as well as in France, Spain and China in their respective local languages.

Supplemental Courses. We are completing major updates to our adaptive math, ELA, reading, and science courses, significantly expanding the number of learning activities, and adjusting the level of content delivered to students at points where they struggle in order to improve comprehension. In fiscal year 2018, we acquired Big Universe, a digital library solution, that includes more than 12,000 trade books, and are making enhancements to that product, including the integration of automated reading level scoring.

Innovative Learning Applications

In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to leverage new technologies and adapt our curriculum to new devices and platforms while developing algorithms and models to build an effective curriculum.

•

Mobile Device Learning:  We offer mobile applications that create the ability for a student to learn “on‑the‑go,” allowing for more continuous learning, engagement and mastery of content. The courses and solutions we are producing are increasingly mobile-ready.

•

Interactive Learning Activities and Games:  We have created a growing catalog of interactive learning activity and game templates for use throughout our courses. Our Stride offering is built around a motivating reward system to engage students and create learning incentives.

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

•

Adaptive Learning:  We have developed a proprietary adaptive learning algorithm that uses ongoing practice activity and assessment results to offer suggestions on additional practice. This is being added to our math and ELA courses for the 2018-19 school year. We are also launching an adaptive math engine that uses embedded assessments to determine if students need instruction in prerequisite skills up to two grades below level prior to learning the related concepts.

•

Engaging Videos:  We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. For example, we introduce concepts in our Summit math curriculum with a 60 second video that illustrates the application of a specific math concept in practical applications to provide context for students.

Learning Management Systems

For our K12 curriculum users in grades K‑5, we provided a proprietary learning management system, our OLS platform. The OLS platform is a significant part of our ongoing effort to provide a productive learning experience for students. The OLS platform is a web‑based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student’s progress. The OLS platform is also the central system through which students, parents, teachers and administrators interact using an integrated email solution and Class Connect (our integrated synchronous session scheduler).

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

We use the Desire2Learn platform for grades 6-12. This platform enables lesson planning, scheduling, tracking student progress and conducting assessments. The platform includes an assessment tracking tool that enables teachers to easily view assessment data for their students so that they can proactively provide additional instruction to students as needed. Our assessment tools help us improve learning programs by providing information on the effectiveness of instructional activities and curriculum. Furthermore, our learning programs make use of a variety of formative and summative assessment instruments:

•	Lesson assessments that verify mastery of the objectives for that lesson and help determine whether further study of the lesson is necessary.
•	Unit assessments that show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before progressing.
•	Diagnostic assessments for placement and interim assessments to measure progress.

The platform also provides additional tools and reports that enable teachers to have better insights into students’ progress and enable students to manage their day more effectively.

TotalView

TotalView is our proprietary student information system. TotalView is integrated with the OLS, the Desire2Learn system, and several other proprietary systems including our online enrollment system that allows parents to complete school enrollment forms online and our Order Management System that generates orders for learning kits and computers to be delivered to students. TotalView stores student specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. The TotalView suite of online applications provides administrators, teachers, parents and students a unified view of student attendance, truancy management, graduation planning, communications, and learning kit shipment tracking.

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

We use a rigorous evaluation process for making teacher hiring recommendations to the schools we manage. We generally recruit teachers who, at a minimum, are state certified and meet each state’s requirements for designation as a “Highly Qualified Teacher.” We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one‑on‑one student‑teacher and parent‑teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families. Throughout a teacher’s employment in a managed program, we provide tools for teacher management and evaluation. In most Managed Public School Programs, we have an instructional coaching program, where experienced teachers provide coaching to other teachers at the schools to help improve the quality of instruction to students.

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

Advanced and Special Education Services.  We believe that our learning systems can be appropriate to address the educational needs of both advanced and special education students because they employ flexible teaching methods and students can use them at their own pace. For students with special needs, we employ a national director who is an expert on the delivery of special education services in a virtual or blended public school environment and who supports the special education programs at the schools we serve. While compliance with federal and state special education laws resides primarily with our managed public school customers, we periodically review and, in cooperation with the schools, may assist and facilitate the development and implementation of Individualized Education Plans for students with special needs and for ELL. Each student with special needs is assigned a certified special education teacher and the school arranges for any required ancillary services, including speech and occupational therapy, and any required assistive technologies, such as special computer displays or speech recognition software. We support advanced and talented students through our advanced learner program.

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

For the school year 2017-18, most of the managed public schools we served implemented the complete Students First program. Students First is a series of programs that encompass the entire student experience, from on-boarding to personalized outreach to academic and support services for struggling students and surveys for gauging satisfaction and adapting support services for students and families in the schools.

We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start student onboarding program, we offered a diagnostic assessment tool that a number of Managed Public School Programs have utilized to develop targeted instructional plans for new students who often start school with us before their academic records arrive. In addition, we offer the FAST program in many of the Managed Public School Programs. The purpose of FAST is to help students prepare for their online learning experience by assisting them with non-academic challenges.

Management and Technology Services

Turnkey Services.  For most Managed Public School Programs, we provide a turnkey package of services whereby we take responsibility for all aspects of the management of the schools, including the provision of online curriculum and lesson materials, monitoring academic achievement, teacher hiring recommendations and training, financial management and regulatory compliance, marketing and enrollment support, and provision of computers and other required products and services.

Accreditation.  In 2018, AdvancED renewed our corporate accreditation for another five years. AdvancED is a non‑profit organization that serves more than 30,000 public and private schools and districts across the United States. It was created by the merger of the preK‑12 divisions of the North Central Accreditation Association Commission on Accreditation and School Improvement and the Southern Association of Colleges and Schools Council on Accreditation and School Improvement, and the subsequent addition of the Northwest Accreditation Commission. Many of the schools we manage also maintain school accreditation through AdvancED and also through regional accreditations with other accrediting associations.

Compliance and Tracking Services.  Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as applicable charter provisions or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and provide planning and implementation support for proctored state tests. Further, as we have added new schools and expanded into new states, we continue to update our compliance policies and procedures. We employ a Chief School Compliance Officer (“CSCO”) to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and advises our managed public schools on applicable regulatory and legal developments. The CSCO provides a school compliance report semi‑annually to the Audit Committee, or more frequently on various matters as requested by the Committee.

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K‑12 virtual and blended public schools and school districts. These companies include Pearson PLC (Connections Academy and Advanced Academics), Lincoln Learning Solutions, Inspire Charter Schools, and Charter Schools USA, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Apex Learning Inc., Curriculum Associates, Achieve 3000, Edgenuity Inc., Glynlyon, Inc., Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers including Houghton Mifflin Harcourt, McGraw‑Hill Companies and Pearson PLC. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and LearnZillion, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private pay school students. Additionally, we compete with state‑administered online programs such as Florida Virtual School.

We believe that the primary factors on which we compete are:

•	extensive experience in, and understanding of, K‑12 virtual schooling;
•	comprehensive suite of academic programs;
•	customer satisfaction with our curriculum, school teachers and the managed public schools we serve;
•	quality of integrated curriculum and materials with an online delivery platform;
•	qualifications, experience and training teachers for online instruction;
•	comprehensiveness of school management and student support services;
•	integrated K‑12 solutions, with components designed and built to work together;
•	ability to leverage our assets across our lines of business; and
•	sophisticated government affairs knowledge and experience in virtual school regulatory environments.

Broadly speaking, we participate in the market for K‑12 education. In states where we enter into multi-year service agreements to manage virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K‑12 virtual public schools serve only high school students; others serve the elementary and middle school students, and some serve both. There are also providers of online virtual K‑12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English‑based K‑12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

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

Over our 18 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into a personalized order to fulfill the corresponding learning kits to ship to each student. As a result, we believe we have an end‑to‑end warehousing and fulfillment operation that will cost‑effectively scale as the business grows in scope and complexity.

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

Cybersecurity. Our cybersecurity measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server‑to‑server accessibility is strictly controlled and monitored. We have contracted with an outside network and information cybersecurity firm to assist us with monitoring traffic and potential threats that may target our services and systems. We protect sensitive information through policy and control governance that is validated on a semi‑annual basis, and maintain a layered security architecture. Third party firms are engaged to test our networks, servers and applications for vulnerabilities. We have prepared an incident response plan that is designed to escalate information regarding material data breaches and cybersecurity attacks to the senior management of the Company. A business‑centric information security program has also been adopted that is tailored to adjust to an ever-changing IT compliance and information security threat landscape. Although distributed denial-of-service (“DDOS”) attacks are frequently attempted, we have not experienced a significant disruption to our business as a result of these attacks.

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

Other Information

Intellectual Property

We continue to invest in our intellectual property through internal development and by acquisitions as we aim to offer more courses for new grades and expand into adjacent education markets, both in the United States and overseas. Through acquisitions, we have also obtained curriculum, patents and trademarks that expand our portfolio of educational products and services. We continue to add features and tools to our proprietary learning platform and support systems to assist teachers and students and improve educational outcomes, such as adaptive learning technologies. These intellectual property assets are critical to our success and we avail ourselves of the full protections provided under the patent, copyright, trademark and trade secrets laws. We also routinely utilize confidentiality and licensing agreements with our employees, the virtual and blended public schools, traditional schools, school districts and private schools that we serve, individual consumers, contractors and other businesses and persons with which we have commercial relationships.

Our patent portfolio includes five U.S.-issued patents and two foreign-issued patents directed towards various aspects of our educational products and offerings. Three of the U.S.-issued patents and one of the foreign-issued patent encompass our system and methods of virtual schooling and online foreign language instruction. The other two U.S.-issued patents and other one foreign-issued patent encompass our system and method for producing, delivering and managing educational material.

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

Employees

As of June 30, 2018, we had approximately 4,700 employees, including approximately 2,300 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 2,100 teachers who are employed by virtual or blended public schools that we manage under turnkey solution contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

States have laws and regulations concerning certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. State labor laws applicable to public-sector employees and their rights to organize may also apply to virtual charter schools, such as teachers they employ. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.

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

Foreign Laws and Regulations.  Schools we operate in other countries are subject to local laws and regulations. We oversee and rely on the administrators in each school on a continuous basis and seek the advice of local legal and regulatory experts as needed.

Federal Laws Applicable to Virtual Public Schools and Blended Schools

Five primary federal laws are directly applicable to the day‑to‑day provision of educational services we provide to virtual and blended public schools:

Every Student Succeeds Act (“ESSA”).  The ESSA, which took effect on August 2, 2016 and is authorized through 2020, represents a major change in federal education law by shifting much of education policy decision making back to the states and by providing most funding through block grants. Of particular significance to the Company is that the states have the discretion to develop and design their own accountability systems within a broad federal framework. In addition, states have been given the authority to adopt different types of annual accountability plans for school performance, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S.

Department of Education has a more limited role to impose federal mandates, direction or control over the authority given to the states. Finally, there are provisions that provide significant grants to support the start-up of new charter schools with priority to states that serve at‑risk students through dropout prevention and recovery and other grants to support language instruction for ELLs and immigrant students.  Notwithstanding these federal limitations, states are still required under ESSA to test students in reading or language arts and math annually in grades 3-8 and once in grades 10-12, and in science once in each of the following grade spans: 3-5, 6-9 and 10-12. States had until September 2017 to submit plans to the U.S. Department of Education to demonstrate compliance with ESSA and all met that deadline, with only six states still waiting for approval of their plans as of June 2018 (California, Florida, Nebraska, North Carolina, Oklahoma, and Utah) and in which we provide virtual or blended public school programs. Implementation of the accountability and reporting portions of the plans was required for the 2017-18 school year, but most state plans were not approved in time for complete implementation in 2017-18, but should be fully implemented for the 2018-19 school year.

Individuals with Disabilities Education Act (“IDEA”).  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more specific disabilities that fit within any of the disability categories listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non‑disabled peers to the maximum extent appropriate. The Act provides the student and parents with numerous due process rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of this Act are met. The virtual public schools and blended schools are required to comply with certain requirements in the Act concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services, supplemental aids and services or a private school option at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent’s attorney’s fees.

The Rehabilitation Act of 1973 and the Americans with Disabilities Act.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (“Section 504”) insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights (“OCR”) of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such “web accessibility” requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act of 1973 (“Section 508”) or standards adopted by the world‑wide web consortium, such as Web Content Accessibility Guidelines (“WCAG”) Level A and Level AA. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. In May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate technical standard for determining Web accessibility compliance under Section 508 and Title II of the ADA. That rulemaking, however, was terminated in December 2017, leaving online service providers with no uniform federal standard of compliance, although some states have adopted the standards promulgated under Section 508 while others require WCAG Level A and/or Level AA.

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

Other Federal Laws.  Other federal laws also apply to virtual managed schools, in some cases depending on the demographics associated with a school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to ELL Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. Title IX of the Education Amendments of 1972 also applies, which prohibits discrimination on the basis of gender in education programs, activities and employment, applies to all schools that receive federal funds. There are also other federal laws and regulations that affect other aspects of our business such as the Children’s Online Privacy Protection Act (“COPPA”), which imposes certain parental notice and other requirements on us that are directed to children under 13 years of age who access the web-based schools we manage. In addition, the Children’s Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

ITEM 1A.  RISK FACTORS

Risks Related to Government Funding and Regulation of Public Education

The majority of our revenues come from Managed Public School Programs and depend on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the managed public schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, or new restrictions are adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through a legislative process, which may be affected by negative views of for‑profit education companies, recessionary conditions in the economy at large, or significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

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

•

Economic conditions could reduce state education funding for all public schools, the effects of which could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid‑year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have management agreements with 13 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.

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

•

From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.

Failure to comply with regulatory requirements, poor academic performance, or misconduct by us or operators of other virtual public schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business or lead to punitive legislation.

As a non‑traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception of poor performance, could also lead to termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools. For example, a 2016 Nevada law expanded a charter authorizer’s ability to terminate a charter based upon academic performance or to reconstitute a school’s governing board, and a 2013 Tennessee law with academic performance criteria applying only to virtual schools.

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

Opponents of public charter schools, including virtual and blended, have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to public policy lawsuits by those who do not share our belief in the value of this form of public education or the involvement of for-profit education management companies. Whether we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers that can potentially affect us. For example, the Louisiana Association of Educators, an affiliate of a national teachers union, sought to terminate funding on state constitutional grounds to certain types of charter schools through the judicial process (including to a managed public school we serve), and while initially successful, the Louisiana Supreme Court reversed that decision in March 2018. See Iberville Parish School Board v. Louisiana State Board of Elementary and Secondary Education, 2018 WL 1319404 (March 13, 2018).

Should we fail to comply with the laws and regulations applicable to our Managed Public School Programs and Institutional business, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by our Institutional business. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state‑specific curriculum requirements and standards; (iv) restrictions on open‑enrollment policies by and among districts; (v) prescribed teacher to student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non‑compliance is made, additional funds may be withheld which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non‑compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

As an emerging form of public education with unique attributes, enabling legislation for online public schools is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because such state’s enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility or attendance reporting in a virtual or blended school. From time to time there are changes to the regulators’ approach to determining the eligibility of students for funding purposes. Another issue may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school or daily attendance requirements. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered or to disputes with auditors of managed public schools, which could adversely affect our business, financial condition and results of operations. For example, in October 2017, the California Department of Education commenced an audit covering, among other things, the average daily attendance records and associated funding provided to the California Virtual Academies (“CAVAs”), dependent on the proper method of counting the time-value and daily engagement of students enrolled in independent study programs provided by non-classroom based charter schools and the regulations applicable to such programs and schools. The CAVA schools are customers of our Managed Public School Programs and the audit is currently pending.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not‑for‑profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2018, approximately 85% of our revenue was derived from Managed Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non‑profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms‑length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax‑exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non‑performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio, and in fiscal year 2017, the State of New Jersey revoked the charter for the Newark Preparatory Charter School.

Actual or alleged misconduct by our senior management and directors or officials could make it more difficult for us to enter into new contracts or renew existing contracts.

If we or any of our current or former directors, officers, key employees, or officials are accused or found to be guilty of serious crimes or civil violations, including the mismanagement or improper accounting of public funds, or violations of the federal securities laws, the schools we serve could be barred or discouraged from entering into or renewing service agreements with us. As a result, our business and revenues would be adversely affected.

New laws or regulations not currently applicable to for‑profit education companies in the K‑12 sector could be enacted and negatively impact our operations and financial results.

As the provision of online K‑12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for‑profit education companies that own and operate post‑secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K‑12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for‑profit management companies serving such schools subject to similar recruitment or other restrictions. New laws that specifically target for-profit education companies or education management organizations from operating public charter schools could also adversely affect our business, financial condition and results of operation.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways that are adverse to us and to the students who attend the school programs we administer, or they may react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business or the students enrolled in those schools. For example, at fiscal year-end 2018, the Chicago Virtual Charter School decided to assume self-management of the school beginning in the 2018‑19 school year, thus eliminating the revenue and profitability derived from that school. In addition, the governing boards of the schools we serve may seek to install their own head of school (“HoS”) as a condition for contract renewal, thereby potentially reducing the value of the programs they purchase from us by structurally separating the HoS from regular involvement with our virtual school management experts, internal professional development programs, and an understanding of the proprietary curriculum and innovations we develop to improve academic performance. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues consistently over time or to improve academic outcomes would be adversely affected.

Our contracts with the managed public schools we serve are subject to periodic renewal, and each year some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2018, we had contracts to provide our full range of products and services to 75 schools in 31 states and the District of Columbia under our Managed Public School Programs. A portion of these Managed Public School contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

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

Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While many of our Managed Public School Programs also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If our Managed Public School Programs experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, results of operations and financial condition would be adversely affected.

Similarly, at the start of each new school year students who had remained enrolled through the end of the previous year may have graduated from the terminal grade in a school or have left our Managed Public School Programs for any number of reasons. To the extent our Managed Public School Programs do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year, based upon enrollment objectives determined by the governing authority of those schools. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

We also contract with virtual public schools and school districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of our customers with Non‑managed Public School Programs are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or our Non‑managed Public School Program partners are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

Because the independent governing authorities of our customers may shift priorities or incur new obligations which have financial consequences, we may be exposed to the risk of loss resulting from the nonpayment or nonperformance by our customers and our financial condition, results of operations and cash flows could suffer.

If our customers were to cause or be subjected to situations that lead to a weakened financial condition, dispute our invoices, withhold payments, or file for bankruptcy, we could experience difficulty and prolonged delays in collecting receivables, if at all. Any nonpayment or nonperformance by our customers could adversely affect our business, financial condition, results of operations and cash flows. For example, in fiscal year 2017, as the Agora Cyber Charter School continued to operate as a self-managed charter school, it delayed its payments to us and our accounts receivable from the school have grown significantly, resulting in a revised payment schedule agreement, which accompanied a contract extension.

As we continue to refine our marketing efforts, and support the enrollment activities for our Managed Public School Programs, changes in our marketing efforts and enrollment activities could lead to a decline in overall enrollment at the schools we serve.

As parents evaluate public school choices for their children, we are segmenting our marketing efforts to better attract students who are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years. Our research leads us to believe that students with parents who are active and regularly engaged in their education are more likely to be successful in a virtual school. In some cases, the governing authorities of these schools may request different enrollment policies or criteria. Our marketing efforts, therefore, may not be wholly successful, and could lead to an overall decline in enrollment for our Managed Public School Programs, thus adversely affecting our revenue and results of operations.

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

If student performance falls, state accountability standards are not achieved, teachers or administrators tamper with state test scoring or modified graduation requirements, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual or blended public school that we serve, or charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited and our business, financial condition and results of operations will be adversely affected.

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the managed public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at‑risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. For example, at-risk students who attended the Electronic Classroom of Tomorrow (ECOT) schools in Ohio which were closed in mid-school year 2017-18 by state regulators, and who then transferred to other public schools, including the Ohio Virtual Academy managed by us, could negatively impact a receiving school’s overall academic performance ratings absent a different accountability measure applicable to such students or waiver of such standards. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

Students in the managed public schools we serve are required to complete standardized state testing, and the frequency and the results of this testing may have an impact on school enrollment. The significant increase of testing undertaken at the state level has led some parents to opt out of state assessments, a parental right which is now codified in the ESSA, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores or graduation standards especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

The transition from a federally mandated approach for curriculum standards and assessments to individual state determinations under the ESSA may create ongoing challenges to ensure that our curriculum products align with state requirements, thereby causing academic performance to decline and dissatisfaction by our school customers which could limit our growth and profitability.

Under the ESSA, states will set their own curriculum standards in reading, math and science, and the federal government is prohibited from mandating or incentivizing states to adopt any set of particular standards, such as Common Core. States were also given the authority under the ESSA to craft their own assessment programs to measure the proficiency of their students for college and career readiness, and also may choose to offer already available nationally recognized assessments at the high school level, such as the SAT or ACT tests. As implementation proceeds at the state level, and use of the assessments previously developed by the Partnership for Assessment of Readiness for College and Careers (“PARCC”) and Smarter Balanced Assessment Consortium (“Smarter Balanced”) consortia continues to erode, a multitude of different standards and assessments may emerge and result in temporary misalignments of our curriculum offerings with state standards, cause academic performance to decline, create a need for additional teacher training and product investments, all of which could adversely affect our relationship with our managed public school and school district customers, financial condition, contract renewals and reputation.

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

Our business could be negatively affected as a result of actions by activist stockholders, and such activism could impact the trading value of our securities and harm our business, financial condition and results of operations.

Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. If activist stockholders were to emerge, their activities could interfere with our ability to execute our strategic plan and divert resources from our business. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention of management and our Board of Directors. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities, cause key executives to leave the Company, adversely affect the relationships we have with our school board customers, and harm existing and new business prospects.

If market demand for online options in public schooling does not increase or continue or if additional states do not authorize or adequately fund virtual or blended public schools, our business, financial condition and results of operations could be adversely affected.

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2018, we served 75 managed virtual public schools and blended schools in 31 states and the District of Columbia. Without adding additional states, our Managed Public School Program revenues may become increasingly dependent on serving more virtual schools in existing states. We also may not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment and school performance and compliance management. In both our Managed Public School Programs and Institutional businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K‑12 online programs of their own or in partnership with other online curriculum vendors. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, the Institutional business continues to face significant price pressure due to intense competition. In addition, some of our Managed Public School Programs could seek to transition to a self‑managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Our online curriculum is made available to students through websites, computers and other display devices connected to the Internet. The website platforms and online curriculum include a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that may present challenges to individuals with disabilities. A number of states and federal authorities have considered or are considering how web-based information should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility than we currently provide, we may have to modify our offerings to satisfy those requirements. In May 2016, the U.S. Department of Justice issued a supplemental notice of proposed rulemaking soliciting additional public comments on the appropriate standard for determining Web accessibility compliance under Title II of the Americans With Disabilities Act (“ADA”). However, the proposed rule-making was officially withdrawn by the Department of Justice on December 15, 2017, leaving no specific federally published technical requirements that define how the ADA is applied to websites.  In addition, Section 504 of the Rehabilitation Act of 1973 is designed to ensure that students with disabilities have an equal opportunity to access each school’s website and online learning environment. To the extent that we enter into federal government contracts, different standards of compliance could be imposed on us under Section 508 of the Rehabilitation Act, or by states who apply these federal standards under Section 508 to education providers, which standards also recently changed under the Section 508 refresh process, which became effective on January 1, 2018.  Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts, inability to secure new contracts, or in potential legal liability.

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

Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our school customers are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. Instructional costs and services increase in the first fiscal quarter primarily due to the costs incurred to ship learning kits at the beginning of the school year. These instructional costs may increase significantly quarter‑to‑quarter as school operating expenses increase. The majority of our selling and marketing expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is April through September.

We expect quarterly fluctuations in our operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

•

our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Destination Career Academy schools which offer pathways for CTE, may not receive sufficient market acceptance to be economically viable;

•

the ongoing transition of our curriculum from Flash to HTML, and our use of third party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;

•

the acquisition or opening of additional managed public schools in states where we already have a contract with such schools can potentially complicate the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;

•

our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;

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
•

our online private school business is dependent on a tuition‑based financial model and may not be able to enroll a sufficient number of students over time to achieve long‑run profitability or deliver a high level of customer satisfaction; and

•

our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24‑hour basis over the duration of the camp.

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

The teachers in many managed public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not‑for‑profit governing body, which oversees the schools. However, under many of our service agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our Managed Public School Programs must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student needs, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various managed public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications and course assignments in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public School Programs and Institutional businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the managed public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

If the teachers at any one of the public schools we serve were to unionize, we or the school authority would become subject to a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, restrictions on the teaching work‑day and the time devoted to online instruction delivery or communications with students, teacher tenure, and limitations on our flexibility to reassign or remove teachers for inadequate performance. This could result in higher expenses for school operations and could impede the sustainability of or any growth in enrollment at the school due to the loss of management flexibility and innovation. This could result in higher costs to us in providing management and curriculum services to the school, and adversely affect our operating margins, overall revenues and academic performance results. For example, in May 2018, a collective bargaining agreement between the California Teachers Association and the CAVA school boards was ratified resulting, among other things, in an increase in instructional costs, limitations on work year and class size, teacher caseload rules, and other constraints on the flexibility provided to teachers in those Managed Public School Programs, and the ability given to charter schools generally to innovate and experiment to serve different student populations.

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

We operate a complex company‑wide, Oracle-hosted, integrated ERP system to handle various business, operating and financial processes which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems, it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

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

Our patents, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets. For example, we have been granted three U.S. patents related to our provision of virtual schooling, including the system components for creating and administering assessment tests and our lesson progress tracker, and two U.S. patents related to foreign language instruction. Additionally, we are the copyright owner of the courses comprising our proprietary curriculum.

Various events outside of our control pose a threat to our intellectual property rights. For instance, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. If we fail to protect adequately our intellectual property through patents, trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Failure to prevent or detect a malicious cyber-attack on our systems and databases could result in a disruption of our services, misappropriation of confidential information or access to highly sensitive information, and may adversely affect the demand for our services and products, our reputation, and financial performance.

Cyber-attacks are becoming more sophisticated and pervasive. Although we dedicate personnel and resources to maintain multiple levels of protection to minimize the risk of a cybersecurity attack, malware intrusion or breach, such measures cannot provide an absolute guarantee as hackers continue to become more sophisticated. Across our business we store large volumes of personally identifiable information including that of employees, customers, students and parents and legal guardians. Individuals may try to gain unauthorized access to our data to misappropriate such information for potentially fraudulent purposes, and our security measures may fail to prevent such attacks or unauthorized access. A significant attack or breach could result in a devastating impact on our reputation, financial condition or student experience. In addition, if we were unable to prove that our systems are properly designed to detect an intrusion, we could be subject to severe penalties and loss of existing or future business.

We rely on the Internet to enroll students and to deliver our products and services to children and to market ourselves and schools that contract with us, all of which exposes us to a growing number of legal risks and increasing regulation.

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

•

the COPPA, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;

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
•

rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;

•	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
•	the European Union General Data Protection Regulation (“GDPR”) which may apply to certain aspects of our Private Pay schools.

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

Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract and retain our customers, or subject us to claims or litigation arising from damages suffered by individuals. Failure to adequately protect personally identifiable information could potentially lead to penalties, significant remediation costs, reputational damage, the cancellation of existing contracts and difficulty in competing for future business. In addition, we could incur significant costs in complying with relevant laws and regulations regarding the unauthorized disclosure of personal information, which may be affected by any changes to data privacy legislation at both the federal and state levels. Because we serve students residing in foreign countries, we may be subject to privacy laws of other countries and regions, such as the GDPR. In addition to the possibility of penalties, remediation costs and reputational damage, the cost of compliance with foreign laws may outweigh revenue from those countries to such an extent that we may discontinue or restrict our offerings to certain countries.

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

Our primary enrollment center operations are housed in our corporate headquarters in Herndon, Virginia and in a facility located in Knoxville, Tennessee. We are able to reroute calls to the other facility if one facility is unable to temporarily service calls. Rerouting of calls may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, failures of our fulfillment provider. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

Capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

As the number of schools we serve increases and our student base grows, the traffic on our transaction processing systems and network hardware and software will rise. In our capacity planning processes, we may be unable to accurately project the rate of increase in the use of our transaction processing systems and network hardware and software. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate significant unexpected increased or peak use. If we are unable to appropriately upgrade our systems and network hardware and software in a timely manner, our operations and processes may be temporarily disrupted.

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

We may be unable to attract and retain key executives and skilled employees, and because our employees are located throughout the United States, we may incur additional compliance and litigation costs that could adversely impact our business, financial condition and our results of operations.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly‑traded for‑profit company. This complexity requires us to attract and retain experienced executive management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

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

We are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime, leave, and other working conditions that can increase our labor costs or subject us to liabilities to our employees. In addition, many state and local jurisdictions are adopting their own laws, such as paid sick leave, to address conditions of employment not covered by federal law. These developments and disparate laws could increase our costs of doing business, lead to litigation, or have a material adverse effect on our business, financial condition and results of operations.

We partially self‑insure our group health insurance program and actual claims may differ from our estimates, which could materially impact our results of operations.

We self-insure our group health insurance program for all eligible employees and their family members subject to a stop loss insurance policy with a per person limit of $550,000 and an aggregate limit of 125% of expected claims based on a formulaic determination of the expected claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to our group health insurance program if future occurrences and claims differ from these assumptions and historical trends and exceed the limitations of liability under the stop loss insurance policy.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in approximately 129,000 square feet of office space in Herndon, Virginia. The facility is under a lease that expires in May 2022. In addition, we lease approximately 361,000 square feet in multiple locations throughout the United States under individual leases that expire between October 2018 and July 2023.

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2, 2016, the lead plaintiffs filed an amended complaint against us. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with us, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint.  The lead plaintiffs filed an opposition to the motion to dismiss the amended complaint on March 1, 2017. On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding our replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October 2, 2017 to amend. On October 2, 2017, the plaintiffs filed a second amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of our academic programs, and further dismissed two of our former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017.  On November 16, 2017, the Company filed its answer denying the allegations and asserting its affirmative defenses. Discovery with respect to this matter is proceeding. On March 1, 2018, Plaintiffs filed a motion for class certification which was opposed by the Company on June 15, 2018. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the amended complaint.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” Set forth below are the high and low sales prices for our common stock, as reported on the NYSE. As of July 31, 2018, there were 26 registered holders of our common stock.

	High	Low
Quarter ended:
June 30, 2018	$17.37	$12.72
March 31, 2018	18.27	14.01
December 31, 2017	18.34	15.07
September 30, 2017	18.79	16.35

June 30, 2017	21.18	17.16
March 31, 2017	20.67	16.16
December 31, 2016	17.84	10.17
September 30, 2016	14.41	10.67

Stock Performance Graph

The graph below compares the cumulative return of holders of K12 Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of American Public Education Inc., Apollo Group Inc., Bridgepoint Education Inc., Capella Education Company, Devry Inc., Grand Canyon Education Inc., ITT Educational Services, Inc., Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strayer Education Inc. and Universal Technical Institute. The graph assumes that the value of the investment in our common stock, in each index (including reinvestment of dividends) was $100 on June 30, 2013 and tracks it through June 30, 2018. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

Total Return June 2013 - June 2018
190.00
160.00
130.00
100.00
70.00
40.00
DOllar
LRN
Peer Group Index
S&P 500
Nasdaq Composite
Russell 2000
6/30/2013
6/30/2014
6/30/2015
6/30/2016
6/30/2017
6/30/2018

	30-Jun-13	30-Jun-14	30-Jun-15	30-Jun-16	30-Jun-17	30-Jun-18
LRN	100	98	52	60	99	93
Peer Group Index	100	116	107	94	141	160
S&P 500	100	117	138	143	145	160
Russell 2000	100	121	142	148	140	161
Nasdaq Composite	100	115	143	155	153	178

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

Stock‑based Incentive Plan Information

The following table provides certain information as of June 30, 2018, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2018

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	1,199,307	(1)	$19.97	4,299,767	(2)

(1)	Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)	The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

Issuer Purchases of Equity Securities

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statements of operations, balance sheets and other data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three year period ended June 30, 2018, and the selected consolidated balance sheet data as of June 30, 2018 and 2017, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2015 and 2014 and selected consolidated balance sheet data as of June 30, 2016, 2015 and 2014, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$917,734	$888,519	$872,700	$948,294	$919,553
Cost and expenses
Instructional costs and services	592,495	557,316	546,510	607,756	569,219
Selling, administrative and other operating expenses	290,446	305,617	302,205	307,730	313,258
Product development expenses	9,248	12,457	10,071	14,381	14,220
Total costs and expenses	892,189	875,390	858,786	929,867	896,697
Income from operations	25,545	13,129	13,914	18,427	22,856
Realized gain on sale of assets	—	—	—	—	6,404
Impairment of investment in Web International Education Group, Ltd.	—	(10,000)	—	(3,200)	—
Interest income (expense), net	965	1,808	(617)	(91)	(69)
Income before income taxes and noncontrolling interest	26,510	4,937	13,297	15,136	29,191
Income tax benefit (expense)	910	(5,396)	(4,746)	(5,810)	(11,075)
Net income (loss)	27,420	(459)	8,551	9,326	18,116
Add net loss attributable to noncontrolling interest	200	910	484	1,662	1,484
Net income attributable to common stockholders, including Series A stockholders	$27,620	$451	$9,035	$10,988	$19,600

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands except share and per share data)
Net income attributable to common stockholders, including Series A stockholders, per share:
Basic	$0.70	$0.01	$0.24	$0.29	$0.50
Diluted	$0.68	$0.01	$0.23	$0.29	$0.50
Weighted average shares used in computing per share amounts:
Basic	39,282,674	38,298,581	37,613,782	37,330,569	38,987,470
Diluted	40,637,744	39,500,934	38,850,388	37,625,425	39,230,516
Other Data:
Net cash provided by operating activities	$103,627	$88,728	$121,778	$120,085	$122,873
Depreciation and amortization	$75,260	$74,280	$68,225	$83,801	$86,267
Stock-based compensation expense	$20,817	$22,598	$18,617	$21,299	$22,828
EBITDA(1)	$100,805	$87,409	$82,139	$102,228	$115,527
Capital Expenditures:
Capitalized curriculum development costs	$9,927	$19,132	$21,627	$18,057	$15,411
Purchases of property, equipment and capitalized software development costs	$33,276	$29,092	$41,273	$43,683	$33,958
New capital lease obligations(2)	$17,414	$14,469	$10,878	$14,654	$24,132
Total capital expenditures	$60,617	$62,693	$73,778	$76,394	$73,501

	As of June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$231,113	$230,864	$213,989	$195,852	$196,109
Total assets	$741,963	$735,284	$734,055	$708,599	$711,667
Current portion of capital lease obligations	$13,353	$11,880	$13,210	$16,635	$20,492
Capital lease obligations, net of current portion	$12,665	$10,025	$9,922	$13,022	$16,447
Total K12 Inc. stockholders’ equity	$587,189	$574,346	$558,720	$536,938	$528,930
Working capital(3)	$343,008	$355,831	$322,843	$348,306	$351,441

(1)

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

(2)	New capital lease obligations are primarily for student computers and related equipment.

The following table provides a reconciliation of net income attributable to common stockholders, including Series A stockholders, to EBITDA:

	Year Ended June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Net income attributable to common stockholders, including Series A stockholders	$27,620	$451	$9,035	$10,988	$19,600
Interest (income) expense, net	(965)	(1,808)	617	91	69
Impairment of investment in Web International Education Group, Ltd.	—	10,000	—	3,200	—
Income tax (benefit) expense	(910)	5,396	4,746	5,810	11,075
Depreciation and amortization(4)	75,260	74,280	68,225	83,801	86,267
Noncontrolling interest	(200)	(910)	(484)	(1,662)	(1,484)
EBITDA	$100,805	$87,409	$82,139	$102,228	$115,527

(3)	Working capital is calculated by subtracting current liabilities from current assets.
(4)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2018.
•	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
•	Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring critical judgments and estimates.
•	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology‑based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications.

These products and services are provided to three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

Managed Public School Programs accounted for approximately 85% of our revenues in the year ended June 30, 2018. The Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services. We provide our Managed Public School Programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2017-2018 school year, we provided our Managed Public School Programs to 75 schools in 31 states and the District of Columbia. During this fiscal year, we entered into new contracts in four states to open Managed Public School Programs, auto-renewed four agreements for schools in three states, and completed renewal negotiations in four states, with varying degrees of contract modifications. At two schools, the boards elected not to seek charter renewals from their authorizers for the upcoming 2018-19 school year, and one school board set grade enrollment sizes. At one school, the authorizer opted not to renew the charter for the upcoming 2018-19 school year.  At the expiration of their service agreements on June 30, 2018, two schools elected not to renew their service agreements with us. In June 2016, the California Teachers Association (“CTA”) was recognized as the exclusive representative for the teachers employed by the California Virtual Academies (“CAVA”), and a collective bargaining agreement (“CBA”) was ratified in May 2018 by the members of the teachers’ union and the nine independent boards of the CAVA schools, which subscribe to our Managed Public School Programs.  The CBA did not have a material impact on our financial condition or results of operations.

Our Institutional business consists of both Non-managed Public School Programs and Institutional Software and Services. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. Rather, the Institutional business offers options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. The Institutional Software and Services offerings provide school districts, individual public schools, charter schools and private schools with educational solutions. In addition to curriculum, systems and programs, the services we offer to Institutional customers can also assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries.  For the 2017-18 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those where the regulatory environment restricts or prohibits statewide online programs.

Our Private Pay Schools and Other include three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These schools are: (1) K12 International Academy, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers a college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience.

For the year ended June 30, 2018, revenues increased to $917.7 million from $888.5 million for the year ended June 30, 2017, an increase of 3.3% primarily due to our Managed Public School Programs. Over the same period, operating income increased to $25.5 million from $13.1 million for the year ended June 30, 2017, an increase of 94.7%; net income attributable to common stockholders increased to $27.6 million from $0.5 million in the year ended June 30, 2017; and EBITDA, a non‑GAAP measure (see reconciliation of net income to EBITDA in “Item 6—Selected Financial Data”), increased to $100.8 million from $87.4 million in the year ended June 30, 2017, an increase of 15.3%.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, management and technology services to managed virtual and blended public schools, where we provide turnkey management services. Approximately 85% of our revenues were derived from this source in the year ended June 30, 2018. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However we also expect revenues in other aspects of our business to stabilize, then increase over time as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than that from the Managed Public School Programs in the year ended June 30, 2018. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

Factors affecting our revenues include:

(i)	the number of enrollments;
(ii)	the mix of enrollments across grades and states;
(iii)	management services and curriculum sales provided to the schools and school districts;
(iv)	state or district per student funding levels and attendance requirements;
(v)	prices for our products and services;
(vi)	growth in our other customer types; and
(vii)	revenues from new initiatives, mergers and acquisitions.

Managed Public School Programs

We define an enrollment as any student enrolled in a virtual or blended public school which qualifies as a Managed Public School Program. Generally, students will take four to six courses, except for some kindergarten students who may participate in half‑day programs. We count each half‑day kindergarten student as an enrollment. School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the first Wednesday of October to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month‑end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

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

In fiscal year 2018, total average student enrollments in Managed Public School Programs increased by 5,046 or 4.9%, to 108,740 as compared to total average student enrollments of 103,694 in fiscal year 2017. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2018 and 2017, the growth rate of our revenues exceeded the growth in our managed school average student enrollments primarily due to increases in the per‑pupil achieved funding, school mix (distribution of enrollments by school) and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per managed student. During the years ended June 30, 2018 and 2017, we had no contracts that represented 10% or more of total revenues.

Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional business where we provide limited or no management services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to focus on our Institutional business and increase enrollment in Private Pay Schools and Other, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

Institutional

While Managed Public School Programs constitute the majority of our revenues, there is increasing potential demand by public school districts, public schools and other educational institutions for more limited components of our online services and products than are used in Managed Public School Programs. Sales to those entities are conducted through our Institutional business organization. While we expect long‑term growth opportunities in our Institutional business, the sector continues to experience significant competitive pricing pressures.

The Institutional business portfolio provides curriculum and technology solutions packaged in a portfolio of flexible learning and delivery models mapped to specific student, school and district needs. This portfolio provides a continuum of delivery models, from full Non-managed Public School Programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. The Institutional business course catalog is extensive and addresses specific student needs, including Advanced Placement (“AP”), honors programs, world languages, English language learners, adaptive math, remediation, credit recovery, alternative education, career and technology electives and college readiness. In connection with these solutions, we also offer state‑certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

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

Private Pay Schools and Other

Private schools are managed schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three accredited private online schools at differing price points and service levels. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third‑party school may elect to enroll one of its students in a K12 private school course as a supplement to the student’s regular on‑campus instruction. In such cases, the third‑party school may pay the K12 private school tuition.

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

We have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide electives offerings and dual diploma programs.

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

We have determined that the separate elements of our multiple element contracts with managed schools do not have standalone value. Accordingly, we account for revenues received under multiple element arrangements with managed schools as a single unit of accounting under ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”) and recognize the entire arrangement over the term of the contractual service period. While we have concluded that the elements of our contracts do not have standalone value, we invoice schools in accordance with the established contractual terms and rates. Generally, this means that for each enrolled student, we invoice their school on a per student basis for the following items: (1) access to our online school and online curriculum; (2) learning kits; and (3) student computers. We also invoice for management and technology services. We apply ASC 605 to each of these items as follows:

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

•

Management, Technology and Educational Services.  Under most of our statewide virtual public and blended school contracts, we provide the boards of managed schools with turnkey management and technology services. We recognize these revenues ratably over our fiscal year as administrative offices of the school remain open for the entire year. Our management and technology service fees are generally a contracted percentage of yearly school funding. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district.

To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and revise as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates, and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates and for the years ended June 30, 2018, 2017 and 2016 our aggregate funding estimates differed from actual reimbursements impacting total reported revenues by approximately (0.3)%, (0.1)% and 0.4%, respectively.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2018, 2017 and 2016, our revenues included a reduction for these school operating losses of $66.7 million, $61.0 million, and $57.1 million, respectively.

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

The products and services delivered to our Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, and other educational services. Each of these elements qualifies as separate unit of accounting under ASC 605-25. Revenues related to instruction, curriculum and supplemental courses are recognized ratably over the period services are performed, while revenues from services and materials are recognized upon delivery.

We generate a small percentage of our revenues from the sale of perpetual licenses of curriculum and ongoing support to schools. We account for the license and support as separate units of accounting and recognize revenues associated with the license up front and ongoing maintenance and support over the performance period. We also generate a small percentage of our revenues through the sale of our online courses and learning kits directly to consumers, as well as providing hosting services to certain customers. We record revenue for consumer services over the term of the course subscription.

We calculate revenues at the school level, rather than at the student level; therefore, we are unable to determine the revenues and profitability by student. For each student enrolled, we receive basic per pupil funds determined by state funding and count definitions, and policies which vary from state‑to‑state. Additionally, based on the needs of the student population, we may receive supplemental special education state funding grants and federal funding under the Individuals with Disabilities Education Act. While we do not track profitability at the student level, these supplemental funding programs are intended to offset part of the costs of the education needs of children with learning disabilities through reimbursement of qualifying costs under the programs.

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

Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles -- Goodwill and Other (“ASC 350”). ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll‑related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

Capitalized Software Costs

We develop our own proprietary computer software programs to provide specific functionality to support both our unique education offerings and the student and school management services. These programs enable us to develop courses, process student enrollments, meet state documentation requirements, track student academic progress, deliver online courses to students, coordinate and track the delivery of course‑specific materials to students and provide teacher support and training. These applications are integral to our learning systems and we continue to enhance existing applications and create new applications. Our customers do not acquire our software or future rights to it. We capitalize software development costs incurred during development in accordance with ASC 350. Capitalized costs are recorded in capitalized software costs and are generally amortized over three years.

Impairment of Long‑lived Assets

Long‑lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), we review our recorded long‑lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the year ended June 30, 2018.

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

We have a valuation allowance on net deferred tax assets of $4.5 million and $7.2 million as of June 30, 2018 and 2017, respectively, for the amount that will likely not be realized.

Stock‑based Compensation

We recognize stock‑based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). We use the Black‑Scholes option pricing model to calculate the fair value of stock options at their respective grant date. The use of option valuation models requires the input of highly subjective assumptions, including the expected stock price volatility and the expected term of the option. The fair value of restricted stock awards is the fair market value on the date of grant. We recognize these compensation costs on a straight‑line basis over the requisite service period, which is generally the vesting period of the award. During the fiscal year 2015 through the fiscal year 2018, we granted more restricted stock awards than stock options, resulting in increased stock‑based compensation that will be recognized over the required service periods. In addition, the vesting period is generally three years for restricted stock compared to four years for stock options. The increase in restricted stock awards and the shorter vesting period has increased our stock‑based compensation costs, and this increased cost is expected to continue in future periods.

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite‑lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite‑lived intangible assets include the trade names, acquired customers and non-compete agreements. Such intangible assets are amortized on a straight‑line basis over their estimated useful lives. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur, based on one reporting unit.

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

Results of Operations

We operate in one operating and reportable business segment as a technology‑based education company providing proprietary and third party curriculum, software systems, and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non‑managed Public School Programs	• Managed private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University
Online High School
—The Keystone School

Consolidation of Noncontrolling Interest

Our consolidated financial statements reflect the results of operations of our Middlebury Interactive Languages (“MIL”) and LearnBop joint ventures. In December 2016, we consummated the acquisition of the remaining 40% noncontrolling interest of MIL and in January 2018, we consummated the acquisition of the remaining 49% of LearnBop. Earnings or losses attributable to our partners are classified as “net loss attributable to noncontrolling interest” in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after‑tax earnings or losses of an affiliated company.

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non‑managed Public School Programs. Managed Public School Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non‑managed Public School Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non‑managed Public School Programs, however, do not offer primary administrative support services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different.

	Year Ended June 30,			2018 / 2017		2017 / 2016
	2018	2017	2016	Change	Change %	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	108.7	103.7	102.9	5.0	4.8%	0.8	0.8%
Non-managed Public School Programs (1)	23.9	28.9	27.0	(5.0)	(17.3%)	1.9	7.0%

(1)	If a school changes from a Managed to a Non‑managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Year Ended June 30,			Change 2018 / 2017		Change 2017 / 2016
	2018	2017	2016	$	%	$	%
	(In thousands, except percentages)

Managed Public School Programs	$780,797	$733,690	$717,059	$47,107	6.4%	$16,631	2.3%
Institutional
Non-managed Public School Programs	56,784	65,362	55,601	(8,578)	(13.1%)	9,761	17.6%
Institutional Software & Services	43,852	53,709	52,990	(9,857)	(18.4%)	719	1.4%
Total Institutional	100,636	119,071	108,591	(18,435)	(15.5%)	10,480	9.7%
Private Pay Schools and Other	36,301	35,758	47,050	543	1.5%	(11,292)	(24.0%)
Total	$917,734	$888,519	$872,700	$29,215	3.3%	$15,819	1.8%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2018		2017		2016
	(In thousands, except percentages)
Revenues	$917,734	100.0%	$888,519	100.0%	$872,700	100.0%
Cost and expenses
Instructional costs and services	592,495	64.6	557,316	62.7	546,510	62.6
Selling, administrative, and other operating expenses	290,446	31.6	305,617	34.4	302,205	34.6
Product development expenses	9,248	1.0	12,457	1.4	10,071	1.2
Total costs and expenses	892,189	97.2	875,390	98.5	858,786	98.4
Income from operations	25,545	2.8	13,129	1.5	13,914	1.6
Impairment of investment in Web International Education Group, Ltd.	—	—	(10,000)	(1.1)	—	—
Interest income (expense), net	965	0.1	1,808	0.2	(617)	(0.1)
Income before income taxes and noncontrolling interest	26,510	2.9	4,937	0.6	13,297	1.5
Income tax benefit (expense)	910	0.1	(5,396)	(0.6)	(4,746)	(0.5)
Net income (loss)	27,420	3.0	(459)	(0.1)	8,551	1.0
Add net loss attributable to noncontrolling interest	200	0.0	910	0.1	484	0.1
Net income attributable to common stockholders	27,620	3.0%	451	0.1%	9,035	1.1%

Comparison of the Years Ended June 30, 2018 and 2017

Revenues.  Our revenues for the year ended June 30, 2018 were $917.7 million, representing an increase of $29.2 million, or 3.3%, from $888.5 million for the year ended June 30, 2017. Managed Public School Program revenues increased $47.1 million, or 6.4%, year over year. The increase in Managed Public School Program revenues was primarily due to the 4.8% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $18.4 million, or 15.5%, primarily due to a 17.3% decrease in enrollments in our Non-managed Public Schools Programs, as well as a decline in software sales. Private Pay Schools and Other revenues increased $0.5 million, or 1.5%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for year ended June 30, 2018 were $592.5 million, representing an increase of $35.2 million, or 6.3%, from $557.3 million for the year ended June 30, 2017. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 64.6% of revenues during the year ended June 30, 2018, an increase from 62.7% for the year ended June 30, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the year ended June 30, 2018 were $290.4 million, representing a decrease of $15.2 million, or 5.0% from $305.6 million for the year ended June 30, 2017. This decrease was primarily due to decreases in professional services and capitalized labor expense, along with decreases in salaries and wages associated with reductions in headcount. Selling, administrative, and other operating expenses were 31.6% of revenues during the year ended June 30, 2018, a decrease from 34.4% for the year ended June 30, 2017.

Product development expenses.  Product development expenses for the year ended June 30, 2018 were $9.2 million, representing a decrease of $3.3 million, or 26.4%, from $12.5 million for the year ended June 30, 2017. The decrease was primarily due to decreases in salaries, severance, benefits, and professional fees. As a percentage of revenues, product development expenses decreased to 1.0% for the year ended June 30, 2018, as compared to 1.4% for the year ended June 30, 2017.

Interest income (expense), net.  Net interest income for the year ended June 30, 2018 was $1.0 million as compared to $1.8 million in the year ended June 30, 2017. The decrease in net interest income was primarily due to lower interest income on certain accounts receivable and higher interest expense associated with capital leases during the year ended June 30, 2018, as compared to the year ended June 30, 2017.

Impairment of investment in Web International Education Group, Ltd. We recorded a $10.0 million impairment on our investment in Web International Education Group, Ltd. (“Web”) for the year ended June 30, 2017 resulting in a zero book value. We continue to work with Web on the repayment of our investment, and to the extent we collect in a subsequent period, we will record the amount collected in other income in the period received.

Income tax benefit (expense).  We had an income tax benefit of $0.9 million for the year ended June 30, 2018, or (3.4)% of income before taxes, as compared to expense of $5.4 million, or 109.3% of income before taxes for the year ended June 30, 2017.

 On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law, which among other provisions, reduced the U.S. statutory federal income tax rate from 35% to 21%.  The Company has included the amount for the impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s financial statements.

The decrease in the effective tax rate for the year ended June 30, 2018 was primarily due to the impact of the Tax Act, the tax impact of the adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation (“ASU 2016-09”) related to stock compensation, and the prior year impact of the Web impairment.

Net income (loss).  Net income was $27.4 million for the year ended June 30, 2018, compared to a net loss of $(0.5) million for the year ended June 30, 2017, representing an increase of $27.9 million.

Noncontrolling interest loss.  Net loss attributable to noncontrolling interest for the year ended June 30, 2018 was $0.2 million as compared to $0.9 million for the year ended June 30, 2017. The decrease is primarily due to the purchase of the remaining noncontrolling interest of LearnBop, Inc. in January 2018. Noncontrolling interest reflects the after-tax income attributable to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Comparison of the Years Ended June 30, 2017 and 2016

Revenues. Our revenues for the year ended June 30, 2017 were $888.5 million, representing an increase of $15.8 million, or 1.8%, from $872.7 million for the year ended June 30, 2016. Managed Public School Program revenues increased $16.6 million, or 2.3%, year over year. The increase in Managed Public School Programs revenues was primarily due to the 0.8% increase in enrollments in both new and existing schools and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Institutional revenues increased $10.5 million, or 9.7%, primarily due to the additional revenues from expanded services in key accounts and growth from our acquired digital game-based learning solutions company. Private Pay Schools and Other revenues decreased $11.3 million, or 24.0%, over the prior year due to the closure of programs in the United Kingdom.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2017 were $557.3 million, representing an increase of $10.8 million, or 2.0%, from $546.5 million for the year ended June 30, 2016. This increase was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and service expenses were 62.7% of revenues during the year ended June 30, 2017, an increase from 62.6% for the year ended June 30, 2016.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the year ended June 30, 2017 were $305.6 million, representing an increase of $3.4 million, or 1.1%, from $302.2 million for the year ended June 30, 2016. This increase was primarily due to increases in severance and related accelerated stock-based compensation associated with reductions in headcount, restructuring charges associated with the consolidation of facilities, and advertising expense, partially offset by a decrease in professional fees during the year ended June 30, 2016. Selling, administrative, and other operating expenses were 34.4% of revenues during the year ended June 30, 2017, a decrease from 34.6% for the year ended June 30, 2016.

Product development expenses. Product development expenses for the year ended June 30, 2017 were $12.5 million, representing an increase of $2.4 million, or 23.8%, from $10.1 million for the year ended June 30, 2016. The increase was primarily due to an increase in salaries and benefits and professional fees, as well as an increase in severance associated with reductions in headcount. As a percentage of revenues, product development expenses increased to 1.4% for the year ended June 30, 2017, as compared to 1.2% for the year ended June 30, 2016.

Interest income (expense), net. Net interest income for the year ended June 30, 2017 was $1.8 million as compared to $(0.6) million for the year ended June 30, 2016. The increase in net interest income was primarily due to interest income on certain accounts receivable and lower interest expense associated with capital leases during the year ended June 30, 2017, as compared to the year ended June 30, 2016.

Impairment of investment in Web International Education Group, Ltd. We recorded a $10.0 million impairment on our investment in Web International Education Group, Ltd. (“Web”) for the year ended June 30, 2017 resulting in a zero book value. We continue to work with Web on the repayment of our investment, and to the extent we collect in a subsequent period, we will record the amount collected in other income in the period received.

Income tax benefit (expense). We had an income tax expense of $5.4 million for the year ended June 30, 2017, or 109.3% of income before taxes, as compared to income tax expense of $4.7 million, or 35.7% of our income before taxes for the year ended June 30, 2016. The increase in the effective tax rate for the year ended June 30, 2017 was primarily due to the Web impairment which resulted in substantial foreign losses with no tax benefit due to the full valuation allowance against these losses.

Net income (loss). Net loss was $(0.5) million for the year ended June 30, 2017, compared to net income of $8.6 million for the year ended June 30, 2016, a decrease of $9.1 million, primarily due to the Web impairment.

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

Liquidity and Capital Resources

As of June 30, 2018, we had net working capital, or current assets minus current liabilities, of $343.0 million. Our working capital includes cash and cash equivalents of $231.1 million and accounts receivable of $176.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2018.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2018, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of June 30, 2018 and 2017, the outstanding balance of capital leases under the current and former lease lines of credit was $26.0 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We had $14.4 million and $31.9 million of remaining availability under our lease line of credit as June 30, 2018 and 2017, respectively. Interest on unpaid principal under the lease line of credit accrues at a fluctuating rate of LIBOR plus 1.2%.

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

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

Operating Activities

Net cash provided by operating activities for the years ended June 30, 2018, 2017 and 2016 was $103.6 million, $88.7 million and $121.8 million, respectively.

Net cash provided by operating activities for the year ended June 30, 2018 was $103.6 million compared to $88.7 million for the year ended June 30, 2017. The $14.9 million increase in cash provided by operations between periods was primarily due to an increase in net income, partially offset by a decrease in other assets and liabilities of $5.3 million. The decrease in other assets and liabilities was primarily due to decreases in payables, deferred revenue and other liabilities, partially offset by an increase in accrued compensation and benefits.

Net cash provided by operating activities for the year ended June 30, 2017 was $88.7 million compared to $121.8 million for the year ended June 30, 2016. The $33.1 million decrease in cash provided by operations between periods was primarily due to an increase in other assets and liabilities of $42.0 million. The changes in other assets and liabilities were primarily due to an increase in accounts receivable from the timing of collections and revenue growth. The increase in other assets and liabilities was partially offset by an increase of $8.9 million in non-cash adjustments primarily from depreciation and amortization and stock-based compensation expense.

Net cash provided by operating activities for the year ended June 30, 2016 was $121.8 million compared to $120.1 million for the year ended June 30, 2015. The increase of $1.7 million in cash provided by operations between periods was primarily due to changes in other assets and liabilities which increased approximately $26.7 million, offset by a decrease in net income including non‑cash adjustments which decreased net income approximately $25.0 million. These changes in other assets and liabilities were primarily due to the timing of cash payments related to accounts receivable and accounts payable offset by increased accrued liabilities. Cash from operations is impacted by the timing of cash collections from products and services provided and payment of operating costs to fund the continued growth and expansion of our business.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2018, 2017 and 2016 was $50.5 million, $57.2 million and $82.9 million, respectively.

Net cash used in investing activities for the year ended June 30, 2018 decreased $6.7 million from the year ended June 30, 2017. This decrease was due primarily to the $9.1 million payment to Middlebury College in the year ended June 30, 2017 for the remaining 40% interest in Middlebury Interactive Languages and the $11.6 million decrease in capitalized software and curriculum development expenses as a result of lower unit costs of producing curriculum, partially offset by the $6.5 million increase in the purchase of property and equipment. We also made $7.3 million of investments during the year ended June 30, 2018.

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

Financing Activities

Net cash used in financing activities for the years ended June 30, 2018, 2017 and 2016 was $50.9 million, $14.6 million and $20.8 million, respectively.

For the year ended June 30, 2018, our cash used in financing activities consisted primarily of the purchase of treasury stock totaling $27.5 million, payments on capital lease obligations incurred for the acquisition of student computers totaling $13.3 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $10.3 million.

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

Contractual Obligations

Our contractual obligations consist primarily of leases for office space, capital leases for equipment and other operating leases. The following summarizes our long‑term contractual obligations as of June 30, 2018, which decreased from $62.3 million as of June 30, 2017:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(In thousands)
Contractual obligations at June 30, 2018
Capital leases(1)	$26,880	$13,891	$12,989	$—	$—
Operating leases	29,752	8,889	14,683	6,172	8
Total	$56,632	$22,780	$27,672	$6,172	$8

(1)	Includes interest expense.

For the schools to which we provide turnkey management services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many may not even occur.

Off‑Balance Sheet Arrangements

As of June 30, 2018, we provided guarantees of approximately $2.0 million related to lease commitments on the buildings for certain of our schools. Previously, we had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which we served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to us. Since the default occurred, we have taken steps to exit this facility and have entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, we entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2018. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016‑09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new standard:

•

Excess tax benefits or deficiencies arising from share-based awards will be reflected in the consolidated statements of operations as income tax expense rather than within stockholders’ equity. The adoption of this standard may result in volatility within a company’s results of operations, primarily due to changes in the stock price.
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

We adopted this standard during the first quarter of fiscal year 2018. As part of our adoption of ASU 2016‑09, we made an accounting policy election to change the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal year 2018, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to decrease retained earnings and increase additional paid-in capital as of July 1, 2017 by $0.1 million.

We have adopted the remaining provisions as follows:

•	Excess tax benefits arising from share-based awards are reflected within the consolidated statements of operations as income tax expense; adopted prospectively;
•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively; and
•	Employees are now permitted to elect to withhold shares beyond the minimum statutory tax withholding requirements at the time the award is settled; adopted prospectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (“ASU 2016-18”).  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption is required on a retrospective basis for all periods presented. We early adopted this standard during the fourth quarter of fiscal year 2018 with no impact on any prior periods.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes most existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for our next fiscal year beginning July 1, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

We are currently evaluating the impact this standard will have on our consolidated financial statements which includes performing a detailed review of each of our revenue streams and comparing historical accounting policies and practices to the new standard. The majority of our business is based on contracts where annual revenue is recognized within each fiscal year, mirroring the school year. We expect that revenue recognition will remain largely unchanged under the new standard on a full year basis, however, there may be some shifting of revenue between quarters.

We will adopt this standard during the first quarter of fiscal year 2019 using the modified retrospective approach with an adjustment to retained earnings as of July 1, 2018. We are in the process of quantifying the impact. The key impacts of this new standard to us will be as follows:

•	All revenues from our lines of businesses schools will be recognized over the service period, including:
o	Revenues that had been previously recognized over a 10-month school year;
o	Revenues from materials, supplies and professional services that had been previously recognized upon delivery; and
o	Revenues in which the Company is the primary obligor, and were recognized when expenses were incurred.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating this standard, as well as the effect on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016‑13”) related to the methodology for recognizing credit losses.  The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for us in the first quarter of fiscal year 2021, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. This ASU will be effective for us beginning in the first quarter of fiscal year 2019 on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017‑04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating this standard, as well as the effect on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2018 and 2017, we had cash and cash equivalents totaling $231.1 million and $230.9 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes, and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2018, a 1% gross increase in interest rates earned on cash would result in a $2.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of June 30, 2018, fluctuations in interest rates had no impact on our interest expense.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

McLean, Virginia

August 8, 2018

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2018	2017

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$231,113	$230,864
Accounts receivable, net of allowance of $12,384 and $14,791 at June 30, 2018 and 2017, respectively	176,319	192,205
Inventories, net	31,134	30,503
Prepaid expenses	10,278	8,006
Other current assets	10,388	12,004
Total current assets	459,232	473,582
Property and equipment, net	28,868	26,297
Capitalized software, net	55,488	62,695
Capitalized curriculum development costs, net	53,558	59,213
Intangible assets, net	17,951	20,226
Goodwill	90,197	87,214
Deposits and other assets	36,669	6,057
Total assets	$741,963	$735,284
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$13,353	$11,880
Accounts payable	29,362	30,052
Accrued liabilities	14,345	21,622
Accrued compensation and benefits	36,050	29,367
Deferred revenue	23,114	24,830
Total current liabilities	116,224	117,751
Capital lease obligations, net of current portion	12,665	10,025
Deferred rent, net of current portion	3,270	4,157
Deferred tax liability	12,577	16,726
Other long-term liabilities	10,038	11,579
Total liabilities	154,774	160,238
Commitments and contingencies	—	—
Redeemable noncontrolling interest	—	700
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 44,902,567 and 44,325,772 shares issued, and 39,567,824 and 40,823,174 shares outstanding at June 30, 2018 and 2017, respectively	4	4
Additional paid-in capital	703,351	690,488
Accumulated other comprehensive loss	(252)	(170)
Accumulated deficit	(13,432)	(40,976)
Treasury stock of 5,334,743 and 3,502,598 shares at cost at June 30, 2018 and 2017, respectively	(102,482)	(75,000)
Total stockholders’ equity	587,189	574,346
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$741,963	$735,284

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2018	2017	2016
	(In thousands except share and per share data)
Revenues	$917,734	$888,519	$872,700
Cost and expenses
Instructional costs and services	592,495	557,316	546,510
Selling, administrative, and other operating expenses	290,446	305,617	302,205
Product development expenses	9,248	12,457	10,071
Total costs and expenses	892,189	875,390	858,786
Income from operations	25,545	13,129	13,914
Impairment of investment in Web International Education Group, Ltd.	—	(10,000)	—
Interest income (expense), net	965	1,808	(617)
Income before income taxes and noncontrolling interest	26,510	4,937	13,297
Income tax benefit (expense)	910	(5,396)	(4,746)
Net income (loss)	27,420	(459)	8,551
Add net loss attributable to noncontrolling interest	200	910	484
Net income attributable to common stockholders	$27,620	$451	$9,035
Net income attributable to common stockholders per share:
Basic	$0.70	$0.01	0.24
Diluted	$0.68	$0.01	$0.23
Weighted average shares used in computing per share amounts:
Basic	39,282,674	38,298,581	37,613,782
Diluted	40,637,744	39,500,934	38,850,388

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Net income (loss)	$27,420	$(459)	$8,551
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(82)	123	772
Total other comprehensive income (loss), net of tax	27,338	(336)	9,323
Comprehensive loss attributable to noncontrolling interest	200	910	484

Comprehensive income attributable to common stockholders	$27,538	$574	$9,807

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2015	41,837,894	$4	$663,461	$(1,065)	$(50,462)	(3,502,598)	$(75,000)	$536,938
Net income(1)	—	—	—	—	9,035	—	—	9,035
Foreign currency translation adjustments	—	—	—	772	—	—	—	772
Stock-based compensation expense	—	—	18,616	—	—	—	—	18,616
Exercise of stock options	1,000	—	14	—	—	—	—	14
Excess tax expense from stock-based compensation	—	—	(4,876)	—	—	—	—	(4,876)
Issuance of restricted stock awards	1,704,843	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(95,980)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	1,615	—	—	—	—	1,615
Repurchase of restricted stock for tax withholding	(263,689)	—	(3,394)	—	—	—	—	(3,394)
Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net income(1)	—	—	—	—	451	—	—	451
Foreign currency translation adjustments	—	—	—	123	—	—	—	123
Stock-based compensation expense	—	—	22,598	—	—	—	—	22,598
Exercise of stock options	425,180	—	6,953	—	—	—	—	6,953
Excess tax expense from stock-based compensation	—	—	(5,063)	—	—	—	—	(5,063)
Issuance of restricted stock awards	1,268,311	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(175,008)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	(3,245)	—	—	—	—	(3,245)
Repurchase of restricted stock for tax withholding	(376,779)	—	(6,191)	—	—	—	—	(6,191)
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(76)	—	—	36
Net income(1)	—	—	—	—	27,620	—	—	27,620
Foreign currency translation adjustment	—	—	—	(82)	—	—	—	(82)
Stock-based compensation expense	—	—	22,869	—	—	—	—	22,869
Purchase of treasury stock	—	—	—	—	—	(1,832,145)	(27,482)	(27,482)
Exercise of stock options	14,600	—	196	—	—	—	—	196
Vesting of performance share units, net of tax withholding	199,769	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,210,502	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(335,150)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(512,926)	—	(10,314)	—	—	—	—	(10,314)
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189

(1)

Net income excludes $0.2 million, $0.9 million and $0.5 million for the years ended June 30, 2018, 2017 and 2016, respectively, due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which is reported outside of permanent equity in the accompanying consolidated balance sheets (See Note 10, “Redeemable Noncontrolling Interest”).

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities
Net income (loss)	$27,420	$(459)	$8,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	75,260	74,280	68,225
Stock-based compensation expense	20,817	22,598	18,616
Deferred income taxes	(4,015)	(7,065)	(3,818)
Provision for doubtful accounts	4,089	4,512	4,610
Impairment of investment in Web International Education Group, Ltd.	—	10,000	—
Other	4,822	4,286	3,051
Changes in assets and liabilities:
Accounts receivable	11,987	(27,745)	14,463
Inventories, prepaid expenses and other current assets	(3,801)	1,323	2,939
Deposits and other assets	(24,690)	10,020	(8,910)
Accounts payable	(2,336)	5,317	(3,900)
Accrued liabilities	(8,092)	(4,963)	15,497
Accrued compensation and benefits	6,672	(1,674)	4,255
Deferred revenue	(2,077)	(1,135)	636
Deferred rent and other liabilities	(2,429)	(567)	(2,437)
Net cash provided by operating activities	103,627	88,728	121,778
Cash flows from investing activities
Purchase of property and equipment	(8,743)	(2,174)	(5,008)
Capitalized software development costs	(24,533)	(26,918)	(36,265)
Capitalized curriculum development costs	(9,927)	(19,132)	(21,627)
Acquisitions and investments	(7,274)	(9,063)	(19,953)
Sale of trade name	—	89	—
Net cash used in investing activities	(50,477)	(57,198)	(82,853)
Cash flows from financing activities
Repayments on capital lease obligations	(13,301)	(15,697)	(17,402)
Purchase of treasury stock	(27,482)	—	—
Proceeds from exercise of stock options	196	6,953	14
Excess tax benefit from stock-based compensation	—	291	6
Repurchase of restricted stock for income tax withholding	(10,314)	(6,191)	(3,394)
Net cash used in financing activities	(50,901)	(14,644)	(20,776)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(11)	(12)
Net change in cash, cash equivalents and restricted cash	2,249	16,875	18,137
Cash, cash equivalents and restricted cash, beginning of period	230,864	213,989	195,852
Cash, cash equivalents and restricted cash, end of period	$233,113	$230,864	$213,989

Reconciliation of cash, cash equivalents and restricted cash to balance sheet:
Cash and cash equivalents	$231,113	$230,864	$213,989
Deposits and other assets (restricted cash)	2,000	—	—
Total cash, cash equivalents and restricted cash	$233,113	$230,864	$213,989

See accompanying notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided primarily to three lines of business: Managed Public School Programs (curriculum and services sold to 75 managed public schools in 31 states and the District of Columbia); Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage); and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

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

The Company operates in one operating and reportable business segment as a technology‑based education company providing proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, fair value of redeemable noncontrolling interest, fair value of lease exit liabilities, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition and Concentration of Revenues

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools. In addition to providing the curriculum, books, and materials, under most contracts the Company provides management services and technology to virtual and blended public schools, including monitoring academic achievement, teacher recommendations and hiring, teacher training, compensation of school personnel, financial

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

management, enrollment processing, and development and procurement of curriculum, equipment and required services. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

Where the Company has determined that it is the primary obligor for substantially all expenses under these contracts, the Company records the associated per student revenues received by the school from its state funding school district or from other sources up to the expenses incurred in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). As a result of being the primary obligor, amounts recorded as revenues and school operating expenses for the years ended June 30, 2018, 2017 and 2016, were $314.8 million, $292.0 million and $294.7 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

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

The Company has determined that the elements of its contracts are valuable to schools in combination, but do not have standalone value. As a result, the elements within the Company’s multiple-element contracts do not qualify as separate units of accounting under ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”). Accordingly, the Company accounts for revenues under multiple element arrangements as a single unit of accounting and recognizes the entire arrangement based upon the approximate rate at which it incurs the costs associated with each element. Revenues from certain managed schools are recognized ratably over the period services are performed.

To determine the pro rata amount of revenues to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates and for the years ended June 30, 2017, 2016 and 2015, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.3)%, (0.1)%, and 0.4%, respectively.

Under the contracts where the Company provides turnkey management services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. For the years ended June 30, 2018, 2017 and 2016, the Company’s revenues included a reduction for these school operating losses of $66.7 million, $61.0 million, and $57.1 million, respectively.

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, and other educational services. Each of these elements qualifies as separate unit of accounting under ASC 605-25. Revenues related to instruction, curriculum and supplemental courses are recognized ratably over the period services are performed, while revenues from services and materials are recognized upon delivery.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the years ended June 30, 2018, 2017 and 2016, approximately 85%, 83% and 82%, respectively, of the Company’s revenues were recognized from schools that contracted with the Company for Managed Public School Programs. During the years ended June 30, 2018 and 2017, the Company had no contracts that represented greater than 10% of total revenues. During the year ended June 30, 2016, the Company had one contract that represented greater than 10% of total revenues.

On June 9, 2016, Agora signed a new service agreement that extended through 2019 and included additional services including curriculum and certain technology services while the school board retained daily operational responsibilities.  The agreement also called for payment terms of outstanding receivables to be paid over an approximate two-year period resulting in the reclassification of a portion to deposits and other assets on the consolidated balance sheets. The Company had outstanding receivables from Agora of $25.4 million and $29.5 million as of June 30, 2017 and 2016.

On May 17, 2018, the Company and Agora entered into a settlement and release agreement which called for payment terms of its outstanding receivable of $28.7 million at June 30, 2018 to be paid over a four-year period. In addition, the term of the service agreement was extended through June 30, 2022. The Company reclassified the long-term portion of $23.2 million to deposits and other assets on the consolidated balance sheets.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Restricted cash consists of amounts held in escrow related to the Company’s settlement agreement with Agora. The restricted cash is included in deposits and other assets on the consolidated balance sheet.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the years ended June 30, 2018 and 2016, the Company increased the provision for excess and obsolete inventory by $1.2 million and $0.7 million, respectively, primarily related to inventory in excess of anticipated demand and the decision to discontinue certain products. The Company decreased the provision during the year ended June 30, 2017 by $0.3 million. The excess and obsolete inventory reserve was $3.5 million and $2.3 million at June 30, 2018 and 2017, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. In addition, during fiscal year 2017, the Company accelerated depreciation on property and equipment associated with the operating leases that were exited during that period (see Note 12, “Restructuring”). The Company recorded accelerated depreciation of $2.1 million, $3.5 million and $2.8 million for the years ended June 30, 2018, 2017 and 2016, respectively, related to the leases exited and unreturned student computers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $3.4 million, $3.5 million and $2.6 million for the years ended June 30, 2018, 2017 and 2016, respectively, and are recorded as instructional costs and services.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

Capitalized software additions totaled $24.5 million, $26.9 million and $36.3 million for the years ended June 30, 2018, 2017 and 2016, respectively. The Company wrote down approximately $0.5 million of capitalized software projects for the year ended June 30, 2016 after determining the assets either had no future use or are being sunset. This write-down was included in selling, administrative and other operating expenses. There were no material write-downs of capitalized software projects for the years ended June 30, 2018 and 2017.

During the three months ended September 30, 2017, the Company recorded an out of period adjustment related to the capitalization of software and curriculum development. The adjustment increased capitalized software development costs and capitalized curriculum development costs by $2.3 million and $0.6 million, respectively, and increased net income by $1.4 million for the year. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements.

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

Total capitalized curriculum development additions were $9.9 million, $19.1 million and $21.6 million for the years ended June 30, 2018, 2017 and 2016, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization charges. There were no material write‑downs of capitalized curriculum development costs for the years ended June 30, 2018, 2017 and 2016.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite‑lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite‑lived intangible assets include trade names, acquired customers and non‑compete agreements. Such intangible assets are amortized on a straight‑line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2018, 2017 and 2016 was $3.0 million, $2.9 million and $2.7 million, respectively. Future amortization of intangible assets is expected to be $3.0 million, $2.9 million, $2.4 million, $2.2 million and $2.0 million in the fiscal years ending June 30, 2019 through June 30, 2023, respectively and $5.2 million thereafter. As of June 30, 2018 and 2017, the goodwill balance was $90.2 million and $87.2 million, respectively. The increase in goodwill was the result of the acquisition of Big Universe, Inc.

The Company reviews its recorded finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the year ended June 30, 2018.

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

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. Under the two-step process, the first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

During the year ended June 30, 2018, the Company performed “Step 0” of the impairment test and determined that there were no facts or circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

On April 21, 2016, the Company acquired 100% interest in LTS Education Systems (“LTS”) for $23.1 million in cash and contingent consideration, see Note 13, “Acquisitions and Investments.” On October 2, 2017, the Company acquired 100% interest in Big Universe, Inc. for $3.3 million in cash and contingent consideration.

The following table represents goodwill additions/reductions resulting from the acquisitions mentioned above during the years ended June 30, 2018, 2017 and 2016:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2015	$66.2

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Acquisition of LTS	21.1
Balance as of June 30, 2016	$87.3
Adjustment to purchase price of LTS	(0.1)
Balance as of June 30, 2017	$87.2
Acquisition of Big Universe, Inc.	3.0
Balance as of June 30, 2018	$90.2

The following table represents the balance of the Company’s intangible assets as of June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(8.5)	$9.1	$17.6	$(7.6)	$10.0
Customer and distributor relationships	20.5	(13.4)	7.1	20.1	(12.0)	8.1
Developed technology	3.2	(2.2)	1.0	2.9	(1.7)	1.2
Other	1.4	(0.6)	0.8	1.4	(0.5)	0.9
Total	$42.7	$(24.7)	$18.0	$42.0	$(21.8)	$20.2

Impairment of Long‑Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge for the year ended June 30, 2018.

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

Stock‑Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model and the fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. As part of its adoption of Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

(Topic 718) (“ASU 2016‑09”) as of July 1, 2017, the Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $37.5 million, $36.8 million and $31.2 million for the years ended June 30, 2018, 2017 and 2016, respectively, and are included within selling, administrative, and other operating expenses in the consolidated statements of operations.

Net Income Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets includes restricted stock awards outstanding. Securities that may participate in undistributed net income with common stock are considered participating securities.

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2018	2017	2016
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$27,620	$451	$9,035
Weighted average common shares — basic	39,282,674	38,298,581	37,613,782
Basic net income per share	$0.70	$0.01	$0.24

Diluted net income per share computation:

Net income attributable to common stockholders	$27,620	$451	$9,035
Share computation:
Weighted average common shares — basic	39,282,674	38,298,581	37,613,782
Effect of dilutive stock options and restricted stock awards	1,355,070	1,202,353	1,236,606
Weighted average common shares — diluted	40,637,744	39,500,934	38,850,388
Diluted net income per share	$0.68	$0.01	$0.23

For  the years ended June 30, 2018, 2017 and 2016, shares issuable in connection with stock options and restricted stock of 1,026,472, 1,965,283 and 2,548,762 respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive. As of June 30, 2018, the Company had 44,902,567 shares of common stock issued and 39,567,824 shares outstanding.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values.

The held for sale asset and contingent consideration is discussed in more detail in Note 14, “Acquisitions and Investments.” The lease exit liability is discussed in more detail in Note 12, “Restructuring.”

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,758	$—	$—	$2,758

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a nonrecurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Held for sale asset	$1,200	$—	$—	$1,200
Lease exit liability	4,841	—	—	4,841

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,345	$—	$—	$1,345

The following table summarizes certain fair value information at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$2,806	$—	$—	$2,806

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2018.

	Year Ended June 30, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	June 30, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$2,806	$(1,319)	$(142)	$1,345

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2017.

	Year Ended June 30, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2016	and Settlements	Gains (Losses)	June 30, 2017
	(In thousands)
Redeemable noncontrolling interest in Middlebury Interactive Learning	$6,801	$(9,134)	$2,333	$—
Contingent consideration associated with acquisitions	2,947	—	(141)	2,806
Total	$9,748	$(9,134)	$2,192	$2,806

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2016.

	Year Ended June 30, 2016
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2015	and Settlements	Gains (Losses)	June 30, 2016

	(In thousands)
Redeemable noncontrolling interest in Middlebury Interactive Learning	$6,801	$—	$—	$6,801
Contingent consideration associated with acquisitions	—	2,942	5	2,947
Total	$6,801	$2,942	$5	$9,748

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016‑09”). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new standard:

•

Excess tax benefits or deficiencies arising from share-based awards will be reflected in the consolidated statements of operations as income tax expense rather than within stockholders’ equity. The adoption of this standard may result in volatility within a company’s results of operations, primarily due to changes in the stock price.

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

The Company adopted this standard during the first quarter of fiscal year 2018. As part of its adoption of ASU 2016‑09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal year 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to decrease retained earnings and increase additional paid-in capital as of July 1, 2017 by $0.1 million.

The Company has adopted the remaining provisions as follows:

•	Excess tax benefits arising from share-based awards are reflected within the consolidated statements of operations as income tax expense; adopted prospectively;
•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively; and
•	Employees are now permitted to elect to withhold shares beyond the minimum statutory tax withholding requirements at the time the award is settled; adopted prospectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (“ASU 2016-18”).  The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Adoption is required on a retrospective basis for all periods presented. The Company early adopted this standard during the fourth quarter of fiscal year 2018 with no impact on any prior periods. A reconciliation of cash, cash equivalents and restricted cash as presented on the statement of cash flows, to the balance sheet line items can be found at the bottom of the consolidated statements of cash flows.

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

The Company is currently evaluating the impact this standard will have on its consolidated financial statements which includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The majority of the Company’s business is based on contracts where annual revenue is recognized within each fiscal year, mirroring the school year. The Company expects revenue recognition will remain largely unchanged under the new standard on a full year basis, however, there may be some shifting of revenue between quarters.

The Company will adopt this standard during the first quarter of fiscal year 2019 using the modified retrospective approach with an adjustment to retained earnings as of July 1, 2018. The Company is in the process of quantifying the impact. The key impacts of this new standard to the Company will be as follows:

•	All revenues from the Company’s lines of businesses will be recognized over the service period, including:
o	Revenues that had been previously recognized over a 10-month school year;
o	Revenues from materials, supplies and professional services that had been previously recognized upon delivery; and
o	Revenues in which the Company is the primary obligor, and were recognized when expenses were incurred.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating this standard, as well as the effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016‑13”) related to the methodology for recognizing credit losses.  The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) related to the classification of certain cash receipts and cash payments on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017‑04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating this standard, as well as the effect on its consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2018	2017
	(In thousands)
Student computers	$35,375	$32,867
Computer software	15,313	26,314
Computer hardware	12,889	15,927
Leasehold improvements	11,779	10,094
State testing computers	6,816	6,274
Furniture and fixtures	4,127	4,533
Office equipment	1,476	1,488
Web site development costs	—	263
	87,775	97,760
Less accumulated depreciation and amortization	(58,907)	(71,463)
	$28,868	$26,297

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $5.1 million, $6.7 million and $6.4 million during the years ended June 30, 2018, 2017 and 2016, respectively. Depreciation expense of $12.4 million, $11.2 million and $12.6 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2018, 2017 and 2016, respectively. There were no material write‑downs of capitalized curriculum development costs for the years ended June 30, 2018, 2017 and 2016. Amortization expense of $0.5 million, $0.6 million and $0.5 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2018, 2017 and 2016, respectively.

In the course of its normal operations, the Company incurs maintenance and repair expenses, which are expensed as incurred and totaled $12.1 million, $11.7 million and $11.6 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Capitalized software consists of the following at:

	June 30,
	2018	2017
	(In thousands)
Capitalized software	$201,348	$193,252
Less accumulated depreciation and amortization	(145,860)	(130,557)
	$55,488	$62,695

The Company recorded amortization expense of $25.8 million, $25.1 million and $23.4 million related to capitalized software reflected in instructional costs and services and $9.1 million, $7.9 million and $5.5 million reflected in selling, administrative and other operating expenses during the years ended June 30, 2018, 2017 and 2016, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Capitalized curriculum development costs consists of the following at:

	June 30,
	2018	2017
	(In thousands)
Capitalized curriculum development costs	$185,520	$171,736
Less accumulated depreciation and amortization	(131,962)	(112,523)
	$53,558	$59,213

The Company recorded amortization expense of $19.4 million, $19.9 million and $17.0 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2018, 2017 and 2016, respectively.

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

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law which, among other provisions, reduced the U.S. statutory federal income tax rate from 35% to 21%.  The Company has included the amount for the impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s consolidated financial statements for the year ended June 30, 2018.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to allow the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has included in its taxable income the provisional impact related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended June 30, 2018. The Company believes the analysis of the various provisions of the Act has been substantially completed, but the ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2018	2017
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$5,047	$8,033
Reserves	4,618	7,400
Accrued expenses	3,156	10,695
Stock compensation expense	8,293	11,449
Other assets	1,289	1,720
Deferred rent	1,502	3,299
Deferred revenue	673	401
Federal tax credits	20	20
State tax credits	431	390
Total deferred tax assets	25,029	43,407
Deferred tax liabilities
Capitalized curriculum development	(9,890)	(15,323)
Capitalized software and website development costs	(13,734)	(23,288)
Property and equipment	(2,573)	(2,649)
Returned materials	(2,452)	(4,559)
Purchased intangibles	(4,498)	(7,161)
Total deferred tax liabilities	(33,147)	(52,980)
Net deferred tax liability before valuation allowance	(8,118)	(9,573)
Valuation allowance	(4,459)	(7,153)
Net deferred tax liability	$(12,577)	$(16,726)
Reported as:
Long-term deferred tax liabilities	$(12,577)	$(16,726)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $4.5 million and $7.2 million as of June 30, 2018 and 2017, respectively, predominantly related to foreign income tax net operating losses ("NOL") and operating losses related to its tax non-consolidating entity. The decrease in the valuation allowance is due to the acquisition of the non-controlling interest of the tax non-consolidating entity which enabled the Company to utilize a portion of the tax non-consolidating entity’s NOLs.

At June 30, 2018, the Company had available federal and state NOL carryforwards of $0.2 million and $0.4 million, respectively, net of valuation allowances. The federal NOLs, if unused, expire in 2020 and the state NOLs expire on various dates.

For the years ended June 30, 2018 and 2017, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. The Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The components of the income tax (benefit) expense for the years ended June 30, 2018, 2017 and 2016 were as follows:

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Current:
Federal	$887	$8,756	$4,651
State	774	3,153	1,152
Foreign	1,444	552	2,761
Total current	3,105	12,461	8,564
Deferred:
Federal	(4,769)	(6,505)	(1,648)
State	754	(560)	(97)
Foreign	—	—	(2,073)
Total deferred	(4,015)	(7,065)	(3,818)
Total income tax (benefit) expense	$(910)	$5,396	$4,746

The (benefit) provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2018	2017	2016
U.S. federal tax at statutory rates (1)	28.0%	35.0%	35.0%
Permanent items	0.9	7.1	4.8
Lobbying	1.2	7.2	5.3
State taxes, net of federal benefit	3.1	19.5	3.8
Research and development tax credits	-	(8.2)	(8.1)
Domestic production activities deduction	(0.1)	(22.9)	(5.2)
Change in valuation allowance	(7.2)	53.3	2.9
Effects of foreign operations	-	2.6	(0.9)
Reserve for unrecognized tax benefits	0.9	3.3	(6.3)
Noncontrolling interests	0.4	12.5	4.2
Other	(3.9)	(0.1)	0.2
Impact of federal tax rate reduction	(25.4)	-	-
Repatriation transition tax	6.4	-	-
Stock-based compensation	(7.7)	-	-
(Benefit) provision for income taxes	(3.4)%	109.3%	35.7%

(1)

The corporate tax rate was lowered from 35% to 21%, effective as of January 1, 2018.  Under IRC §15 which governs rate changes, fiscal year taxpayers are subject to a “blended” tax rate for tax years that include January 1, 2018.  Using the weighted average calculation, the company’s blended federal tax rate for the year ended June 30, 2018 is 28%.

The decrease in the effective income tax rate for the year ended June 30, 2018 was predominantly impacted by the Tax Act as well as the adoption of ASU 2016-09 related to stock compensation.

Tax Uncertainties

The Company follows the provisions of ASC 740-10 which applies to all tax positions related to income taxes. ASC 740-10 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740-10 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement related to unrecognized tax benefits.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2018, 2017 and 2016, the Company had $0.2 million, $0.1 million and $0.1 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2018, 2017 and 2016 were as follows:

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Balance at beginning of the year	$2,260	$2,224	$3,558
Additions for prior year tax positions	585	951	351
Additions for current year tax positions	8	241	290
Reductions for prior year tax positions	(461)	(1,156)	(1,975)
Balance at end of the year	$2,392	$2,260	$2,224

If recognized, all of the $2.4 million balance of unrecognized tax benefits as of June 30, 2018 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2014.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2012.

6. Lease Commitments

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of June 30, 2018 and 2017, the outstanding balance of capital leases under the current and former lease lines of credit (as discussed in more detail below) was $26.0 million and $21.9 million, respectively, with lease interest rates ranging from 1.95% to 3.12%. Individual leases under the lease lines of credit include 36‑month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of June 30, 2018 and 2017 was $42.2 million and $39.1 million, respectively. The accumulated depreciation of leased student computers as of June 30, 2018 and 2017 was $26.0 million and $25.1 million, respectively.

The Company had $14.4 million and $31.9 million of remaining availability under its lease line of credit as of June 30, 2018 and 2017, respectively. Interest on unpaid principal under the lease line of credit accrues at a fluctuating rate of LIBOR plus 1.2%.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2018 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)

2019	$13,891
2020	8,449
2021	4,540
Total minimum payments	26,880
Less amount representing interest (imputed weighted average capital lease interest rate of 2.80%)	(862)
Net minimum payments	26,018
Less current portion	(13,353)
Present value of minimum payments, less current portion	$12,665

Operating Leases

The Company has fixed non‑cancelable operating leases with terms expiring through 2024 for office space leases. Office leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

Rent expense was $6.8 million, $6.3 million and $7.8 million for the years ended June 30, 2018, 2017 and 2016, respectively.

Future minimum lease payments, net of sublease income, under non-cancelable operating leases with initial terms of one year or more are as follows:

Year Ended
($ in thousands)	June 30,
2019	$8,889
2020	7,626
2021	7,057
2022	5,914
2023	258
Thereafter	8
Total future minimum lease payments	$29,752

7. Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of June 30, 2018 and 2017, the Company was in compliance with these covenants. During the years ended June 30, 2018 and 2017, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of June 30, 2018 and 2017.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

8. Equity Transactions

The Company’s Fourth Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of June 30, 2018 or 2017.

Common Stock Repurchases

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

9. Equity Incentive Plan

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

•	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date), and;

•	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. At June 30, 2018, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,299,767. At June 30, 2018, there were 3,585,193 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options. The use of option valuation models requires the input by management of highly subjective assumptions, including the expected stock price volatility, the expected life of the option term and forfeiture rate. These assumptions are utilized by the Company in determining the estimated fair value of stock options.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The fair value of the Company’s service and performance based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,
2016
Dividend yield	0.00%
Expected volatility	54.5%
Risk-free interest rate	1.00%
Expected life of the option term (in years)	5.11
Forfeiture rate	12%

There were no grants of stock options during the years ended June 30, 2018 and 2017. The fair value of the options granted during the year ended June 30, 2016 was $3.2 million. This amount will be expensed over the required service period.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand‑alone agreements during the years ended June 30, 2018, 2017 and 2016 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2015	2,914,593	$20.33
Granted	243,112	13.43
Exercised	(1,000)	13.66
Forfeited or canceled	(806,530)	18.55
Outstanding, June 30, 2016	2,350,175	$20.20
Granted	—	—
Exercised	(425,180)	16.35
Forfeited or canceled	(568,467)	23.12
Outstanding, June 30, 2017	1,356,528	$20.19
Granted	—	—
Exercised	(14,600)	13.45
Forfeited or canceled	(142,621)	22.71
Outstanding, June 30, 2018	1,199,307	$19.97	3.55	$788,277
Stock options exercisable at June 30, 2018	1,091,801	$20.52	3.41	$549,397

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in‑the‑money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2018, 2017 and 2016 was $0.0 million, $1.3 million, and $0.0 million, respectively.

As of June 30, 2018, there was $0.6 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 1.0 years. During the years ended June 30, 2018, 2017 and 2016, the Company recognized $1.2 million, $2.0 million and $3.7 million, respectively, of stock-based compensation expense related to stock options.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2018, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2015	1,245,504	$22.30
Granted	1,704,843	10.13
Vested	(722,577)	22.24
Canceled	(95,980)	20.25
Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,268,311	12.70
Vested	(1,084,046)	12.94
Canceled	(175,008)	12.69
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	1,210,502	16.68
Vested	(1,339,492)	12.29
Canceled	(335,150)	14.31
Nonvested, June 30, 2018	1,676,907	$15.12

Performance Based Restricted Stock Awards (included above)

During the year ended June 30, 2018, 557,189 new performance based restricted stock awards were granted and 632,888 remain nonvested at June 30, 2018. During the year ended June 30, 2018, 275,135 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Included above are 46,845 performance based restricted stock awards that were granted to Company executives with a weighted average grant date fair value of $17.40 per share.  These awards were granted pursuant to the Plan and are subject to the achievement of a target free cash flow metric in fiscal year 2018 and will be adjusted upwards or downwards based on the Company’s relative total shareholder return for fiscal year 2018 ranked against other companies in the Russell 2000 Index. If the performance goals are achieved, 20% of the shares granted vest immediately, and the remaining 80% vest ratably in semi-annual intervals until the three year anniversary from grant date.

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the year ended June 30, 2018, 18,400 of these equity incentive market based restricted stock awards vested. Additionally, during fiscal year 2017, the Company granted equity incentive market based restricted stock awards to its Executive Chairman and Chief Executive Officer which were subject to the attainment of average prices of $13, $16 and $19 per share. These targets were achieved during fiscal year 2017. During the year ended June 30, 2018, 257,075 of these equity incentive market based restricted stock awards vested. As of June 30, 2018, 25,200 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the year ended June 30, 2018, 653,313 new service based restricted stock awards were granted and 1,018,819 remain nonvested at June 30, 2018. During the year ended June 30, 2018, 788,882 service based restricted stock awards vested.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Summary of All Restricted Stock Awards

As of June 30, 2018, there was $15.8 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock awards granted for the years ended June 30, 2018 and 2017 was $20.2 million and $16.0 million, respectively. The total fair value of shares vested for the years ended June 30, 2018 and 2017 was $22.1 million and $17.5 million, respectively. During the years ended June 30, 2018, 2017 and 2016, the Company recognized $15.7 million, $16.8 million and $14.8 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

For the year ended June 30, 2017, the Company determined the achievement of the performance condition was probable on Tranche #1. Achievement was believed to be probable at the highest level which equals 150% of the target award. Therefore, the Company recorded $3.8 million of expense for the period of grant date (September 2015) through June 2017. On August 2, 2017, the Compensation Committee of the Company’s Board of Directors certified that as of August 1, 2017, 97% of the MPS schools were not in academic jeopardy, as determined by the independent members of the Academic Committee of the Board of Directors on that date, and that the Academic Metric for Tranche #1 of the LTIP was achieved at the Outperform level. This resulted in 446,221 PSUs (including 138,241 additional PSUs due to the Outperform level) earned by the participants, consisting of 90,000 PSUs for Mr. Davis and 70,021 PSUs for Mr. Udell.

For the year ended June 30, 2018, the Company determined the achievement of one performance condition was probable on Tranche #2. Tranche #2 is comprised of two performance measures, an academic measure (similar to Tranche #1) and a lifetime value measure. The Company believes that achievement is probable only as it relates to the academic measure and is currently expected to meet the target level. Therefore, the Company recorded $3.9 million of expense for the period of grant date (September 2015) through June 2018. For the year ended June 30, 2018, the Company determined the achievement of the performance conditions associated with the lifetime value measure of Tranche #2 was not probable and therefore no expense was recorded. If actual performance was deemed to be met at threshold for the lifetime value measure of Tranche #2 on the measurement date, then additional expense of $2.4 million of expense would be incurred in fiscal year 2019.

As of June 30, 2018, there was $0.3 million of total unrecognized compensation expense related to nonvested PSUs for Tranches #1 and #2. During the years ended June 30, 2018, 2017 and 2016, the Company recognized $5.9 million, $3.8 million and zero, respectively, of stock-based compensation expense related to PSUs.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Performance share unit activity during the years ended June 30, 2018, 2017 and 2016 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2015	—	$—
Granted	1,154,602	12.92
Vested	—	—
Canceled	(65,000)	13.45
Nonvested, June 30, 2016	1,089,602	$12.91
Granted	52,000	18.97
Vested	—	—
Canceled	(98,000)	13.45
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	12.81
Vested	(320,340)	12.62
Canceled	(152,524)	14.00
Nonvested, June 30, 2018	708,979	$13.15

10. Redeemable Noncontrolling Interest

Investment in LearnBop, Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop, Inc. (“LearnBop”), for $6.5 million in cash in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the minority shareholders have a non-transferable put right, which was exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. In January 2018, prior to the commencement of the exercise period, the Company and the minority shareholders entered into a stock purchase agreement to purchase the remaining 49% interest for $0.5 million. As a result, LearnBop became a wholly-owned subsidiary of the Company.

Middlebury College Joint Venture

In May 2010, the Company entered into an agreement to establish a joint venture with Middlebury College (“Middlebury”) to form Middlebury Interactive Languages LLC (“MIL”). The venture created and distributed innovative, online language courses under the trademark Middlebury and other marks. The joint venture agreement provided Middlebury with the right at any time after the fifth (5th) anniversary of forming the joint venture, to irrevocably elect to sell all of its membership interest to the Company (put right) at the fair market value of Middlebury’s membership interest. Additionally, Middlebury had an option to repurchase the camp programs at fair market value along with other contractual rights as certain milestones associated with its Language Academy summer camp programs were not met. On May 4, 2015, Middlebury exercised its right to require the Company to purchase all of its ownership interest in the joint venture, and on December 27, 2016, the Company consummated the acquisition of the remaining 40% noncontrolling interest for $9.1 million in cash.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the activity of the redeemable noncontrolling interest at June 30, 2018 and 2017:

(In thousands)	Value
Balance of redeemable noncontrolling interest at June 30, 2016	$7,502
Net loss	(910)
Adjustment to redemption value	3,245
Purchase of noncontrolling interest	(9,137)
Balance of redeemable noncontrolling interest at June 30, 2017	$700
Net loss	(200)
Purchase of noncontrolling interest	(500)
Balance of redeemable noncontrolling interest at June 30, 2018	$—

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

On July 20, 2016, a securities class action lawsuit captioned Babulal Tarapara v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-04069 (“Tarapara Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between November 7, 2013 and October 27, 2015, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint sought unspecified monetary damages and other relief.  Additionally, on September 15, 2016, a second securities class action lawsuit captioned Gil Tuinenburg v. K12 Inc. et al was filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California, Case No. 3:16-cv-05305 (“Tuinenburg Case”). On October 6, 2016, the Court

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

consolidated the Tarapara Case and the Tuinenburg Case, appointed Babul Tarapara and Mark Beadle as lead plaintiffs, and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH. On December 2, 2016, the lead plaintiffs filed an amended complaint against the Company. The amended complaint named an additional former officer as a defendant and specified a class period start date of October 10, 2013. The amended complaint alleges materially false or misleading statements and omissions regarding the decision of the Agora Cyber Charter School not to renew its managed public school agreement with the Company, student academic and Scantron results, and other statements regarding student academic performance and K12’s academic services and offerings. On January 30, 2017, the Company filed its motion to dismiss the amended complaint. On August 30, 2017, as a result of a hearing on April 19, 2017, the Court granted with prejudice the Company’s motion to dismiss the allegations of false statements regarding Scantron scores, but denied the motion on the allegations pertaining to non-disclosure of Agora’s 2012 notice of non-renewal and other statements regarding the Company’s replacement contract with Agora, and permitted the plaintiffs to amend their complaint with respect to certain statements on the quality and effectiveness of the Company’s programs. The plaintiffs were given until October 2, 2017 to amend. On October 2, 2017, the plaintiffs filed a second amended complaint and elected not to pursue their claims regarding the statements pertaining to the quality and effectiveness of the Company’s academic programs, and further dismissed two of the Company’s former officers as defendants in the case.  The Court accepted these stipulations on October 4, 2017. On November 16, 2017, the Company filed its answer denying the allegations and asserting its affirmative defenses. Discovery with respect to this matter is proceeding. On March 1, 2018, Plaintiffs filed a motion for class certification which was opposed by the Company on June 15, 2018. The Company intends to continue to defend vigorously against each and every allegation and claim set forth in the second amended complaint.

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

Off‑Balance Sheet Arrangements

As of June 30, 2018, the Company provided guarantees of approximately $2.0 million related to lease commitments on the buildings for certain of the Company’s schools. Previously, the Company had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which the Company served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to the Company. Since the default occurred, the Company has taken steps to exit this facility and entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, the Company entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease (see Note 12, “Restructuring”).

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

12. Restructuring

In the third and fourth quarters of fiscal year 2017, the Company exited three facilities (which included the subleased facility above) that were no longer being utilized and entered into a lease buyout agreement (discussed above),

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

which were subject to operating leases.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, during fiscal year 2017, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million, was included in accrued liabilities and the long-term portion of $3.7 million, was included in other long-term liabilities on the consolidated balance sheet as of March 31, 2017. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the consolidated statements of operations. Additionally, the lease buyout was $0.7 million and was included in instructional costs and services in the consolidated statements of operations. There were no similar charges recorded during the years ended June 30, 2018 or 2016.

The following table summarizes the activity during the year ended June 30, 2018:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2017	sublease income	Expense	Adjustments	June 30, 2018
	(In thousands)
Lease #1	$1,652	$1,421	$(364)	$35	$—	$1,092
Lease #2	1,311	1,138	(729)	19	47	475
Lease #3	2,443	2,282	(677)	54	(468)	1,191
Total	$5,406	$4,841	$(1,770)	$108	$(421)	$2,758

13. Severance

During the year ended June 30, 2018, the Company reduced its workforce, as well as provided severance to its former CEO pursuant to his employment agreement in the form of compensation and an acceleration of certain equity awards resulting in severance of $6.3 million. During the years ended June 30, 2017 and 2016, the Company reduced its workforce and recorded severance of $4.4 million and $2.5 million, respectively. Included in the expense for the years ended June 30, 2018, 2017 and 2016, is $2.4 million, $1.0 million and $0.8 million associated with accelerated vesting of equity awards to former executives and other employees.

14. Acquisitions and Investments

Investment in Web International Education Group, Ltd. (“Web”)

In January 2011, the Company invested $10.0 million to obtain a 20% minority interest in Web International Education Group, Ltd. (“Web”), a provider of English language learning centers in cities throughout China. On May 6, 2013, the Company exercised its right to put its investment back to Web for return of its original $10.0 million investment. The Company reclassified this $10.0 million investment, recording it in other current assets. During the fourth quarter of fiscal year 2017, the Company recorded an impairment of $10.0 million in the consolidated statement of operations. The Company continues to work with Web, and to the extent it collects in a subsequent period, the Company will record the amount collected in other income in the period received.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

In the third quarter of fiscal year 2017, the Company decided to dispose of the property and classified it as an asset held for sale, and included it in other current assets on the consolidated balance sheet. The Company reduced the property’s estimated carrying value to $1.2 million, resulting in an impairment loss of $0.6 million, which was included in selling, administrative and other operating expenses on the consolidated statements of operations. As of March 31, 2018, the property had been classified as a held for sale asset for greater than one year. As such, the Company reclassified the property as a held and used asset, subject to depreciation, and is included in property and equipment, net on the consolidated balance sheet.

During the year ended June 30, 2016, the Company conducted an appraisal of the property to assess its market value. At June 30, 2016, the estimated market value had declined below the note’s carrying value, resulting in an impairment loss of $0.2 million.

Acquisition of LTS Education Systems

On April 21, 2016, the Company completed its acquisition of Disguise the Learning, Inc. dba LTS Education Systems (“LTS”), a provider of personalized, digital game–based online learning solutions. With its acquisition of LTS, the Company aimed to expand its online courses offerings in math, reading, english language arts, science and history.

The total purchase price consideration for this acquisition was $23.1 million, which consisted primarily of cash of $20.2 million and $2.9 million of contingent consideration (earn–out liability), of which $21.0 million was allocated to goodwill, $4.6 million to acquired intangible assets and $2.5 million to net liabilities assumed. The customer relationships and developed technology had estimated lives of seven and four years, respectively; while the other intangible assets had estimated lives ranging from two to five years. The goodwill was not deductible for income tax purposes. Acquisition costs incurred by the Company related to this transaction included in selling, administrative and other operating expenses were $0.4 million. The acquisition of LTS was not significant to the Company’s results of operations.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions

At June 30, 2018 and 2017, the Company had loaned a total of $4.0 million to MIL in accordance with the terms of the original joint venture agreement. The loan was repayable under terms and conditions specified in the loan agreement. The loan balance and related interest are eliminated since MIL is consolidated in the Company’s financial statements.

On September 11, 2013, the Company issued a mortgage note (“Mortgage”) lending $2.1 million to a managed school partner. The note bore interest at a fixed rate of 5.25% per year with a five year maturity date and it was secured by the underlying property. During fiscal year 2016, the borrower defaulted on the loan payment, and in March 2017, the Company received the deed of ownership to the property. See Note 14, “Acquisitions and Investments – Investment in School Mortgage.”

During the years ended June 30, 2018, 2017 and 2016, the Company contributed $0.3 million, $0.5 million, and $0.7 million, respectively to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation.

16. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation. The Company expensed $1.4 million, $1.6 million and $1.5 million during the years ended June 30, 2018, 2017 and 2016, respectively, under the 401(k) Plan.

17. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2018	2017	2016

Cash paid for interest	$778	$750	$790

Cash paid for taxes	$12,210	$8,052	$1,125

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$17,414	$14,469	$10,878

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$1,083	$—	$—
Stock-based compensation expense capitalized on curriculum development	$969	$—	$—

Business combinations:
Current assets	$209	$—	$419
Intangible assets	695	—	4,600
Goodwill	2,983	—	21,054
Assumed liabilities	(734)	—	(5,780)
Deferred revenue	(361)	—	(400)

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

	Fiscal Year 2018
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2018	2018	2017	2017
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$238,874	$232,864	$217,211	$228,785
Cost and expenses
Instructional costs and services	157,087	148,878	139,163	147,367
Selling, administrative and other operating expenses	69,939	62,267	61,958	96,282
Product development expenses	1,972	2,002	2,376	2,898
Total costs and expenses	228,998	213,147	203,497	246,547
Income (loss) from operations	9,876	19,717	13,714	(17,762)
Interest income, net	430	261	39	235
Income (loss) before income taxes and noncontrolling interest	10,306	19,978	13,753	(17,527)
Income tax benefit (expense)	(959)	(6,935)	(564)	9,368
Net income (loss)	9,347	13,043	13,189	(8,159)
Add net loss attributable to noncontrolling interest	—	27	70	103
Net income (loss) attributable to common stockholders	$9,347	$13,070	$13,259	$(8,056)
Net income (loss) attributable to common stockholders per share:
Basic	$0.24	$0.33	$0.34	$(0.21)
Diluted	$0.23	$0.32	$0.33	$(0.21)
Weighted average shares used in computing per share amounts:
Basic	39,031,207	39,644,074	39,347,244	39,108,172
Diluted	39,976,593	40,766,203	40,685,667	39,108,172

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2017
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2017	2017	2016	2016
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$215,758	$222,533	$221,090	$229,138
Cost and expenses
Instructional costs and services	139,244	136,431	137,542	144,099
Selling, administrative and other operating expenses	68,791	69,828	62,352	104,646
Product development expenses	3,011	3,511	2,873	3,062
Total costs and expenses	211,046	209,770	202,767	251,807
Income (loss) from operations	4,712	12,763	18,323	(22,669)
Impairment of investment in Web International Education Group, Ltd.	(10,000)	—	—	—
Interest income, net	561	641	264	342
Income (loss) before income taxes and noncontrolling interest	(4,727)	13,404	18,587	(22,327)
Income tax benefit (expense)	(1,876)	(4,522)	(7,688)	8,690
Net income (loss)	(6,603)	8,882	10,899	(13,637)
Add net (income) loss attributable to noncontrolling interest	120	233	753	(196)
Net income (loss) attributable to common stockholders	$(6,483)	$9,115	$11,652	$(13,833)
Net income (loss) attributable to common stockholders per share:
Basic	$(0.17)	$0.24	$0.31	$(0.36)
Diluted	$(0.17)	$0.23	$0.30	$(0.36)
Weighted average shares used in computing per share amounts:
Basic	38,757,312	38,376,984	38,104,909	37,938,705
Diluted	38,757,312	39,328,127	39,007,276	37,938,705

SCHEDULE II

K12 INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2018, 2017 and 2016

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning	Cost and	from	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2018	$14,791,171	4,088,592	6,495,484	$12,384,279
June 30, 2017	$10,813,394	4,512,899	535,122	$14,791,171
June 30, 2016	$9,657,092	4,609,720	3,453,418	$10,813,394

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2018	$2,310,309	1,314,225	132,879	$3,491,655
June 30, 2017	$2,642,547	475,218	807,456	$2,310,309
June 30, 2016	$2,192,234	691,407	241,094	$2,642,547

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2018	$819,042	550,142	469,530	$899,654
June 30, 2017	$573,444	595,876	350,278	$819,042
June 30, 2016	$1,032,253	89,064	547,873	$573,444

(1)

A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2018, 2017 and 2016, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2018	$7,152,860	22,388	2,716,731	$4,458,517
June 30, 2017	$4,338,653	3,296,617	482,410	$7,152,860
June 30, 2016	$2,791,033	1,594,174	46,554	$4,338,653

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2018, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10‑K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited K12 Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and financial statement schedule listed in the accompanying index and our report dated August 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

McLean, Virginia

August 8, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2018 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at www.k12.com under the Investor Relations – Governance section. We intend to satisfy the disclosure requirements under the Exchange Act regarding any amendment to, or waiver from a material provision of our Code of Business Conduct and Ethics involving our principal executive, financial or accounting officer or controller by posting such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2018 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Director Compensation for Fiscal 2018.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2018 Proxy Statement under the captions “Certain Relationships and Related‑Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2018 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

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

4.2*

Form of Stock Option Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001‑33883).

4.3*

Form of Restricted Stock Award Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001‑33883).

4.4*		K12 Inc. 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment to Form S-8, filed on March 22, 2017, File No. 333-213033).
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

10.5*

Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 27, 2016. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001‑33883).

10.6	*

Employment Agreement of Stuart J. Udell (“Agreement”), dated January 7, 2016. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001‑33883).

10.8	*

Form of Performance Share Unit Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001‑33883).

10.9	*

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

Exhibit No.	Description of Exhibit
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

10.20*

First Amendment to the Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated April 20, 2018. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2018, filed with the SEC on April 25, 2018, File No. 001‑33883).

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
99.1†

Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001‑33883).

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

August 8, 2018	K12 INC.

	By:	/s/ NATHANIEL A. DAVIS
Name: Nathaniel A. Davis
Title: Chairman and Chief Executive Officer
August 8, 2018

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

Signature	Title	Date

/s/ NATHANIEL A. DAVIS	Chairman and Chief Executive Officer (Principal Executive Officer)	August 8, 2018
Nathaniel A. Davis

/s/ JAMES J. RHYU	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 8, 2018
James J. Rhyu

/s/ AIDA M. ALVAREZ	Director	August 8, 2018
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 8, 2018
Craig R. Barrett

/s/ GUILLERMO BRON	Director	August 8, 2018
Guillermo Bron

/s/ JOHN M. ENGLER	Director	August 8, 2018
John M. Engler

/s/ STEVEN B. FINK	Director	August 8, 2018
Steven B. Fink

/s/ ROBERT E. KNOWLING, JR.	Director	August 8, 2018
Robert E. Knowling, Jr.

/s/ LIZA McFADDEN	Director	August 8, 2018
Liza McFadden