Form 10-Q
period 2018-09-30
K12 INC
filed 2018-10-24
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 19, 2018, the Registrant had 40,193,564 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$143,049	$231,113
Accounts receivable, net of allowance of $12,222 and $12,384 at September 30, 2018 and June 30, 2018, respectively	283,806	176,319
Inventories, net	18,116	31,134
Prepaid expenses	25,205	10,278
Other current assets	15,028	10,388
Total current assets	485,204	459,232
Property and equipment, net	37,002	28,868
Capitalized software, net	54,163	55,488
Capitalized curriculum development costs, net	52,952	53,558
Intangible assets, net	17,209	17,951
Goodwill	90,197	90,197
Deposits and other assets	48,075	36,669
Total assets	$784,802	$741,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$17,083	$13,353
Accounts payable	39,062	29,362
Accrued liabilities	14,016	14,345
Accrued compensation and benefits	18,729	36,050
Deferred revenue	69,434	23,114
Total current liabilities	158,324	116,224
Capital lease obligations, net of current portion	20,609	12,665
Deferred rent, net of current portion	3,015	3,270
Deferred tax liability	17,878	12,577
Other long-term liabilities	9,280	10,038
Total liabilities	209,106	154,774
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 45,573,280 and 44,902,567 shares issued; and 40,238,537 and 39,567,824 shares outstanding at September 30, 2018 and June 30, 2018, respectively	4	4
Additional paid-in capital	701,398	703,351
Accumulated other comprehensive loss	(180)	(252)
Accumulated deficit	(23,044)	(13,432)
Treasury stock of 5,334,743 shares at cost at September 30, 2018 and June 30, 2018	(102,482)	(102,482)
Total stockholders’ equity	575,696	587,189
Total liabilities and stockholders' equity	$784,802	$741,963

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2018	2017
	(In thousands except share and per share data)
Revenues	$251,314	$228,785
Cost and expenses
Instructional costs and services	158,985	147,367
Selling, administrative, and other operating expenses	102,578	96,282
Product development expenses	3,503	2,898
Total costs and expenses	265,066	246,547
Loss from operations	(13,752)	(17,762)
Loss from equity method investments	(97)	—
Interest income, net	509	235
Loss before income taxes and noncontrolling interest	(13,340)	(17,527)
Income tax benefit	5,058	9,368
Net loss	(8,282)	(8,159)
Add net loss attributable to noncontrolling interest	—	103
Net loss attributable to common stockholders	$(8,282)	$(8,056)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.22)	$(0.21)
Weighted average shares used in computing per share amounts:
Basic and diluted	38,434,049	39,108,172

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Net loss	$(8,282)	$(8,159)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	72	(155)
Total other comprehensive loss, net of tax	(8,210)	(8,314)
Comprehensive loss attributable to noncontrolling interest	—	103

Comprehensive loss attributable to common stockholders	$(8,210)	$(8,211)

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net loss	—	—	—	—	(8,282)	—	—	(8,282)
Foreign currency translation adjustment	—	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	4,109	—	—	—	—	4,109
Exercise of stock options	687	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	722,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(122,242)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(188,804)	—	(6,072)	—	—	—	—	(6,072)
Balance, September 30, 2018	45,573,280	$4	$701,398	$(180)	$(23,044)	(5,334,743)	$(102,482)	$575,696

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net loss	$(8,282)	$(8,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	18,511	20,636
Stock-based compensation expense	4,024	3,079
Deferred income taxes	5,865	7,765
Provision for doubtful accounts	446	120
Other	2,932	2,423
Changes in assets and liabilities:
Accounts receivable	(107,930)	(90,704)
Inventories, prepaid expenses and other current assets	(6,438)	(17,887)
Deposits and other assets	664	(1,220)
Accounts payable	15,998	8,168
Accrued liabilities	(398)	(8,976)
Accrued compensation and benefits	(17,321)	(15,086)
Deferred revenue	43,854	40,939
Deferred rent and other liabilities	(1,017)	499
Net cash used in operating activities	(49,092)	(58,403)
Cash flows from investing activities
Purchase of property and equipment	(1,738)	(5,143)
Capitalized software development costs	(9,317)	(7,934)
Capitalized curriculum development costs	(6,685)	(2,445)
Acquisitions and investments	(11,652)	—
Net cash used in investing activities	(29,392)	(15,522)
Cash flows from financing activities
Repayments on capital lease obligations	(3,518)	(3,743)
Payments of contingent consideration	—	(1,819)
Proceeds from exercise of stock options	10	58
Repurchase of restricted stock for income tax withholding	(6,072)	(4,093)
Net cash used in financing activities	(9,580)	(9,597)
Net change in cash, cash equivalents and restricted cash	(88,064)	(83,522)
Cash, cash equivalents and restricted cash, beginning of period	233,113	230,864
Cash, cash equivalents and restricted cash, end of period	$145,049	$147,342

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$143,049	$147,342
Deposits and other assets (restricted cash)	2,000	—
Total cash, cash equivalents and restricted cash	$145,049	$147,342

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction, and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business: Managed Public School Programs (curriculum and services sold to 75 managed public schools in 30 states and the District of Columbia), Institutional (curriculum, technology and services provided to school districts, public schools and other educational institutions that the Company does not manage), and Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

The Company works closely as a partner with public schools, school districts, charter schools, and private schools, enabling them to offer their students an array of solutions, including full-time virtual programs, semester courses and supplemental solutions. In addition to curriculum, systems and programs, the Company provides teacher training, teaching services, and other academic and technology support services.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended September 30, 2018 and 2017, and the condensed consolidated statement of stockholders’ equity for the three months ended September 30, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2018, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2018.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) to establish the classification of certain cash receipts and disbursements into the appropriate operating, investing, or financing categories; where there was diversity in practice previously. The Company has evaluated the standard and determined that the classification of contingent consideration payments should be moved from operating activities to financing activities. The Company retrospectively adopted this standard during the first quarter of fiscal year 2019. The adoption required the restatement of $1.8 million from cash flows from operations to cash flows from financing activities in fiscal year 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), also known as Accounting Standards Codification Topic 606 (“ASC 606”), which supersedes most existing revenue recognition guidance under ASC Topic 605 (“ASC 605”). The core purpose of ASC 606 is to recognize revenues when contracted goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP.

The Company performed a detailed review of each of its revenue streams by comparing historical accounting policies and practices to the new standard. The majority of the Company’s business is based on contracts where annual revenue was recognized within each fiscal year, mirroring the school year.

The Company adopted this standard during the first quarter of fiscal year 2019 using the modified retrospective approach. Under this method, the Company applied ASC 606 to those contracts whose terms extend beyond July 1, 2018. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 resulted in an adjustment to decrease retained earnings by $1.3 million.

The key impact of ASC 606 was to streamline the recognition of all revenues from the Company’s lines of businesses over the service period, including:

•	Revenues that had been previously recognized over a 10-month school year;
•	Revenues from materials, supplies and professional services that had been previously recognized upon delivery; and
•	Revenues in which the Company is the primary obligor, and were recognized when expenses were incurred.

In addition, the adoption of ASC 606 impacted how the Company accounts for its sales commissions. See “Costs to Obtain a Contract with a Customer” section below.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impact of adoption on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018
	As Reported under ASC 606	Adjustment due to ASC 606	Amounts under ASC 605
	(In thousands)

Revenues	$251,314	$3,129	$254,443
Selling, administrative, and other operating expenses	102,578	(60)	102,518
Loss from operations	(13,752)	3,189	(10,563)

Net loss	(8,282)	3,189	(5,093)
Net loss attributable to common stockholders	$(8,282)	$3,189	$(5,093)

The impact of adoption on the Company’s condensed consolidated balance sheets as of September 30, 2018 was as follows:

	September 30, 2018
	As Reported under ASC 606	Adjustment due to ASC 606	Amounts under ASC 605
	(In thousands)

Other current assets	$15,028	$(231)	$14,797
Deposits and other assets	48,075	(728)	47,347
Total assets	784,802	(959)	783,843

Deferred revenue	69,434	(5,595)	63,839
Total liabilities	209,106	(5,595)	203,511

Accumulated deficit	(23,044)	3,189	(19,855)
Total stockholders' equity	575,696	3,189	578,885

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three months ended September 30, 2018:

Three Months Ended September 30, 2018
(In thousands)

Managed Public School Programs	$220,543
Institutional
Non-managed Public School Programs	11,405
Institutional Software & Services	11,094
Total Institutional	22,499
Private Pay Schools and Other	8,272
Total Revenues	$251,314

For more discussion surrounding the Company’s revenue recognition accounting policies, please refer to the “Revenue Recognition” section below.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”) to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate; lessee reassessment of lease classification; lease term or bargain purchase option; variable lease payments; and certain transition guidance. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842.  ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for the Company’s fiscal year beginning July 1, 2019, including interim periods therein.

The modified retrospective transition approach under ASU 2016-02 requires lessees to include capital and operating leases that exist at, or are entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2018-11 allows lessees to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the new lease standards, as well as the effect on its condensed consolidated financial statements. The Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the notes to the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for the Company’s fiscal year beginning July 1, 2020. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools. Under most contracts the Company provides an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools.  Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under turnkey management contracts with virtual and blended public schools and typically include the following components:

•	providing each of a school’s students with access to the Company’s online school and lessons;
•	offline learning kits, which include books and materials to supplement the online lessons, where required;
•	the use of a personal computer and associated reclamation services, where required;
•	internet access and technology support services;
•	instruction by a state-certified teacher, where required; and
•	management and technology services necessary to support a virtual public or blended school. In certain managed school contracts, revenues are determined directly by per enrollment funding.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

•	identify the contract, or contracts, with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when, or as, the Company satisfies a performance obligation.

School Funding and Revenue Recognition

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2018 and 2017.

Each state or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2018 and 2017, the Company’s revenues included a reduction for these school operating losses of $17.3 million and $17.8 million, respectively.

Where the Company has determined that it is the principal for substantially all expenses under certain contracts, the Company estimates the associated per student revenues for the fiscal year which will be received by the school from its

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

state funding school district and recognizes revenue ratably over the service period. As a result of being the primary obligor, amounts recorded as revenues for the three months ended September 30, 2018 and 2017 were $88.3 million and $63.5 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, and other educational services. Each of these contracts are considered to be one performance obligation under ASC 606.

The Company provides certain online curriculum and services to schools and school districts under subscription agreements. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from professional consulting, training and support services are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract.

During the three months ended September 30, 2018 and 2017, the Company had one contract that represented 11% of revenues.

Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable and deferred revenue (a contract liability) in the condensed consolidated balance sheets. Payment from customers is often received in advance of services being provided, resulting in deferred revenue. Accounts receivable is recorded when there is an executed customer contract and the right to the consideration becomes unconditional. Contract assets such as unbilled receivables are included in accounts receivable.

The opening and closing balances of the Company’s accounts receivable, contract assets and deferred revenue are as follows:

	September 30,	July 1,
	2018	2018
	(In thousands)

Accounts receivable	$283,806	$176,319
Contract assets (included in accounts receivable)	39,713	12,143
Deferred revenue	69,434	25,580

The difference between the opening and closing balance of the contract asset relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between the customer’s payment and the Company’s performance under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized in the three months ended September 30, 2018 that was included in the opening July 1, 2018 deferred revenue balance was $11.8 million. The Company recorded a reduction in revenues of $0.6 million during the three months ended September 30, 2018 related to performance obligations satisfied in prior periods.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied over time, as the Company delivers and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on when the school receives its funding from the state.

The Company has elected, as a practical expedient, to not report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2018 was $2.3 million.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering.

The Company has determined that the time elapsed method as described under ASC 606 is the most appropriate  measure of progress towards the satisfaction of the performance obligation. Therefore, the Company will recognize revenue on a straight-line basis. The Company delivers the integrated products and services package largely over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year.

As discussed above, the Company estimates the total funds each school will receive in a particular school year and the amount of full-year school revenues and operating expenses to determine the amount of revenue the Company will receive. To the extent the estimates change during the year, the cumulative impact of the change is recognized over the remaining service period.

Costs to Obtain a Contract with a Customer

The Company pays commissions on certain sales contracts to its employees and third parties. Commissions that are directly tied to a particular sale are capitalized if they relate to either new business or a renewal whose contract has a duration of greater than one year. The Company has elected, as a practical expedient, to not capitalize commissions paid on contracts that have a duration of one year or less. Commissions that are not directly tied to a particular sale are expensed as incurred.

Commissions related to new business are amortized over a four year life which represents the average life of customers in the institutional and private pay businesses, while commissions related to renewals greater than one year are amortized over the contract life. The current portion of the deferred commission is recorded within other current assets and the long-term portion of the deferred commission is recorded within deposits and other assets on the condensed consolidated balance sheets. The amortization of the deferred commission is recorded as selling, administrative and other operating expenses.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, the wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

demand. The excess and obsolete inventory reserve was $3.7 million and $3.5 million at September 30, 2018 and June 30, 2018, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.5 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended September 30, 2018 and 2017 was $5.6 million and $4.4 million, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $2.7 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $9.3 million and $7.9 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense for the three months ended September 30, 2018 and 2017 was $7.7 million and $10.3 million, respectively.

During the three months ended September 30, 2017, the Company recorded an out of period adjustment related to the capitalization of software and curriculum development. The adjustment increased capitalized software development

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Total capitalized curriculum development additions were $6.7 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2018 and 2017 was $4.5 million and $5.2 million, respectively. As mentioned above, capitalized curriculum development additions for the three months ended September 30, 2017 included an out of period adjustment of $0.6 million.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2018 and 2017 was $0.7 million and $0.7 million, respectively. Future amortization of intangible assets is expected to be $2.2 million, $2.9 million, $2.4 million, $2.2

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

million, and $2.0 million in the fiscal years ending June 30, 2019 through June 30, 2023, respectively and $5.2 million thereafter.  At September 30, 2018 and June 30, 2018, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the three months ended September 30, 2018 and 2017.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. During the year ended June 30, 2018, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required. During the three months ended September 30, 2018 and 2017, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of September 30, 2018 and June 30, 2018:

	September 30, 2018			June 30, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(8.7)	$8.9	$17.6	$(8.5)	$9.1
Customer and distributor relationships	20.5	(13.7)	6.8	20.5	(13.4)	7.1
Developed technology	3.2	(2.4)	0.8	3.2	(2.2)	1.0
Other	1.4	(0.7)	0.7	1.4	(0.6)	0.8
Total	$42.7	$(25.5)	$17.2	$42.7	$(24.7)	$18.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the three months ended September 30, 2018 and 2017.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table summarizes certain fair value information at September 30, 2018 for assets or liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,424	$—	$—	$2,424

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,758	$—	$—	$2,758

The following table summarizes certain fair value information at September 30, 2018 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,147	$—	$—	$1,147

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,345	$—	$—	$1,345

The following tables summarize the activity during the three months ended September 30, 2018 and 2017 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains/(Losses)	September 30, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(200)	$2	$1,147

	Three Months Ended September 30, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains/(Losses)	September 30, 2017
	(In thousands)
Contingent consideration associated with acquisitions	$2,806	$(1,819)	$(149)	$838

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2018	2017
	(In thousands except share and per share data)
Basic and diluted net loss per share computation:

Net loss attributable to common stockholders	$(8,282)	$(8,056)
Weighted average common shares — basic	38,434,049	39,108,172
Weighted average common shares — diluted	38,434,049	39,108,172
Basic and diluted net loss per share	$(0.22)	$(0.21)

For the three months ended September 30, 2018 and 2017, shares issuable in connection with stock options and restricted stock of 2,028,846 and 2,645,987, respectively, were excluded from the diluted income per share calculation because the effect would have been antidilutive. As of September 30, 2018, the Company had 45,573,280 shares issued and 40,238,537 shares outstanding.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2018 and 2017, the Company’s effective income tax rate was 37.9% and 53.4%, respectively.

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law, which among other provisions, reduced the U.S. statutory federal income tax rate from 35% to 21%.  The Company has included the amount for the impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s financial statements for the year ended June 30, 2018.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to allow the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has included in its taxable income the provisional impact related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended June 30, 2018. The Company believes the analysis of the various provisions of the Tax Act has been substantially completed, but the ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under a non-revolving lease line of credit with PNC Equipment Finance, LLC. As of September 30, 2018 and June 30, 2018, the outstanding balance of capital leases

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

under the current and former lease lines of credit (as discussed in more detail below) was $37.7 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 3.87%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. The gross carrying value of leased student computers as of September 30, 2018 and June 30, 2018 was $53.8 million and $42.2 million, respectively. The accumulated depreciation of leased student computers as of September 30, 2018 and June 30, 2018 was $27.4 million and $26.0 million, respectively.

The Company executed an extension to its non-revolving lease line of credit in the amount of $20.0 million during the first quarter of fiscal year 2019 with a maturity date of February 6, 2020. The Company had $5.5 million of remaining availability under its current lease line of credit as of September 30, 2018. Interest on unpaid principal under the lease line of credit accrues at a fluctuating rate of LIBOR plus 1.2%.

The following is a summary as of September 30, 2018 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)

2019	$13,982
2020	13,840
2021	9,931
2022	1,652
Total minimum payments	39,405
Less amount representing interest (imputed weighted average capital lease interest rate of 3.45%)	(1,713)
Net minimum payments	37,692
Less current portion	(17,083)
Present value of minimum payments, less current portion	$20,609

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2018 and June 30, 2018, the Company was in compliance with these covenants. During the three months ended September 30, 2018, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of September 30, 2018.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

•	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date); and

•	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of September 30, 2018, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,262,150. As of September 30, 2018, there were 3,036,496 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Stock Options

Stock option activity including stand-alone agreements during the three months ended September 30, 2018 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2018	1,199,307	$19.97
Granted	—	—
Exercised	(687)	14.00
Forfeited or canceled	(1,500)	26.23
Outstanding, September 30, 2018	1,197,120	$19.97	3.30	$1,228,470
Exercisable, September 30, 2018	1,122,903	$20.37	3.20	$941,377

The total intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was $0.0 million for both periods.

As of September 30, 2018, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 0.9 years. During the three months ended September 30, 2018 and 2017, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2018 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	722,809	17.24
Vested	(516,168)	14.61
Canceled	(122,242)	17.41
Nonvested, September 30, 2018	1,761,306	$15.98

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance Based Restricted Stock Awards (included above)

During the three months ended September 30, 2018, 37,378 new performance based restricted stock awards were granted and 357,758 remain nonvested at September 30, 2018. During the three months ended September 30, 2018, 226,080 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2018, the Company granted performance based restricted stock awards which were subject to the achievement of a target free cash flow metric in fiscal year 2018 and adjusted upwards or downwards based on the Company’s relative total shareholder return for fiscal year 2018 ranked against other companies in the Russell 2000 Index. On August 1, 2018, the free cash flow metric was certified by the Compensation Committee of the Board of Directors as Outperform and the total shareholder return metric was certified as below Threshold resulting in the performance based restricted stock awards granted at 100% of target, or 46,845 shares earned by Company executives.

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the three months ended September 30, 2018, 11,600 of these equity incentive market based restricted stock awards vested. As of September 30, 2018, 13,600 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the three months ended September 30, 2018, 685,431 new service based restricted stock awards were granted and 1,389,948 remain nonvested at September 30, 2018. During the three months ended September 30, 2018, 278,488 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2018, there was $22.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years. The fair value of restricted stock awards granted for the three months ended September 30, 2018 and 2017 was $12.5 million and $15.2 million, respectively. The total fair value of shares vested for the three months ended September 30, 2018 and 2017 was $8.7 million and $9.9 million, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized $3.9 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units (“PSU”)

Certain PSUs vest upon achievement of performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a two to three year period. The level of performance will determine the number of PSUs earned as measured against threshold, target and stretch achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity award in accordance with ASC 718.

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

For the year ended June 30, 2018, the Company determined the achievement of one of the two performance conditions were probable on Tranche #2 at Target. Tranche #2 is comprised of two performance measures, an academic measure (similar to Tranche #1) and a lifetime value measure. Therefore, the Company recorded $3.9 million of expense for the period of grant date (September 2015) through June 2018. On August 1, 2018, the Compensation Committee of the Company’s Board of Directors certified that as of August 1, 2018, the Company achieved less than 1% below Target for the academic measure. This resulted in 349,996 PSUs (including a reduction of 15,345 PSUs due to the below Target performance) earned by the participants, consisting of 76,640 PSUs for Mr. Davis and 59,626 PSUs for Mr. Udell. The Compensation Committee also certified that achievement of the performance conditions associated with the lifetime value measure of Tranche #2 were not met and therefore no expense was recorded.

During fiscal year 2019, the Company adopted a new long-term shareholder performance plan (“2019 SPP”) that provides for incentive award opportunities to its key senior executives. The awards were granted in the form of PSUs and will be earned based on the Company’s market capitalization growth over a completed three-year performance period.  The 2019 SPP was designed to provide the executives with a percentage of shareholder value growth. No amounts will be earned if total stock price growth over the three-year period is below 25% (7.6% annualized). An amount of 6% of total value growth will be earned based on achieving total stock price growth of 33% (10% annualized) and a maximum of 7.5% of total value growth will be earned if total stock price growth equals or exceeds 95% (25% annualized).

The weighted average grant date fair value of the 2019 SPP PSUs was $11.2 million, or $143.17 per share, based on the lowest level of performance of 78,070 shares. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and will be amortized on a straight-line basis over the vesting period.

As of September 30, 2018, there was $11.2 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 2.9 years. During the three months ended September 30, 2018 and 2017, the Company recognized $0.1 million and $0.5 million, respectively, of stock-based compensation expense related to PSUs.

Performance share unit activity during the three months ended September 30, 2018 was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	708,979	$13.15
Granted	78,070	143.17
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, September 30, 2018	78,070	$143.17

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.   Related Party Transactions

During the three months ended September 30, 2018 and 2017, the Company contributed $0.6 million and $0.0 million, respectively to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation.

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although we believe that the remaining claim in this matter lacked merit, we agreed to settle the case to avoid continued distraction and management time, and our insurance carriers agreed to pay $3.5 million into a settlement fund for the purported class and attorneys’ fees and costs.  This proposed settlement is subject to final documentation and court approval.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company provided guarantees of approximately $1.9 million related to lease commitments on the buildings for certain of the Company’s schools.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.   Restructuring

In the third quarter of fiscal year 2017, the Company exited three facilities that were no longer being utilized, which were subject to operating leases.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, during fiscal year 2017, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million, was included in accrued liabilities and the long-term portion of $3.7 million, was included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2017. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the condensed consolidated statements of operations.

The following table summarizes the activity during the three months ended September 30, 2018:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2018	sublease income	Expense	Adjustments	September 30, 2018
	(In thousands)
Lease #1	$1,652	$1,092	$(122)	$8	$—	$978
Lease #2	1,311	475	(155)	2	—	322
Lease #3	2,443	1,191	(76)	9	—	1,124
Total	$5,406	$2,758	$(353)	$19	$—	$2,424

11.   Investments

Investment in STEM Premier Inc.

In August 2018, the Company invested $6.7 million for a 39.5% minority interest in STEM Premier, Inc. (“STEM”). This investment was recorded at cost and will be adjusted, as necessary, for impairment.  In the event STEM issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  STEM also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 56% if exercised today. The Company’s investment in STEM is included in other assets on the condensed consolidated balance sheet.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Cash paid for interest	$263	$184

Cash paid for taxes	$541	$9,934

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$15,192	$11,127

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$31	$977
Stock-based compensation expense capitalized on curriculum development	$54	$776

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2018.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

Managed Public School Programs accounted for approximately 88% of our revenues in the three months ended September 30, 2018. The Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology, academic support services, curriculum, learning systems, and instructional services. We provide our Managed Public School Programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well. We provided our Managed Public School Programs to 75 schools in 30 states and the District of Columbia.

Our Institutional business consists of both Non-managed Public School Programs and Institutional Software and Services. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. Rather, the Institutional business offers options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. The Institutional Software and Services offerings provide school districts, individual public schools, charter schools and private schools with educational solutions. In addition to curriculum, systems and programs, the services we offer to Institutional customers can also assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries.  For the 2017-18 school year, we served school districts or individual schools in all 50 states and the District of Columbia, including those states where the regulatory environment restricts or prohibits statewide online programs.

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

For the three months ended September 30, 2018, revenues increased to $251.3 million from $228.8 million in the prior year period, an increase of 9.8%. Over the same period, operating loss decreased to $13.8 million, from $17.8 million in the prior year period. Net loss to common stockholders was $8.3 million, as compared to $8.1 million in the prior year period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our Annual Report. Other than revenue recognition (discussed below), there have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Revenue Recognition

Revenues are principally earned from long-term contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools. Under most contracts the Company provides an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools.  Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under turnkey management contracts with virtual and blended public schools and typically include the following components:

•	providing each of a school’s students with access to the Company’s online school and lessons;

•	offline learning kits, which include books and materials to supplement the online lessons, where required;
•	the use of a personal computer and associated reclamation services, where required;
•	internet access and technology support services;
•	instruction by a state-certified teacher, where required; and
•	management and technology services necessary to support a virtual public or blended school. In certain managed school contracts, revenues are determined directly by per enrollment funding.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

•	identify the contract, or contracts, with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when, or as, the Company satisfies a performance obligation.

School Funding and Revenue Recognition

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2018 and 2017.

Each state or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

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

Where the Company has determined that it is the principal for substantially all expenses under certain contracts, the Company estimates the associated per student revenues for the fiscal year which will be received by the school from its state funding school district and recognizes revenue ratably over the service period. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, and other educational services. Each of these contracts are considered to be one performance obligation under ASC 606.

The Company provides certain online curriculum and services to schools and school districts under subscription agreements. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from professional consulting, training and support services are deferred and recognized ratably over the service period.

Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The Company recognizes these revenues pro rata over the maximum term of the customer contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligations are satisfied over time, as the Company delivers and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on when the school receives its funding from the state.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering.

The Company has determined that the time elapsed method as described under ASC 606 is the most appropriate  measure of progress towards the satisfaction of the performance obligation. Therefore, the Company will recognize revenue on a straight-line basis. The Company delivers the integrated products and services package largely over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year.

As discussed above, the Company estimates the total funds each school will receive in a particular school year and the amount of full-year school revenues and operating expenses to determine the amount of revenue the Company will receive. To the extent the estimates change during the year, the cumulative impact of the change is recognized over the remaining service period.

Results of Operations

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
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Managed Public School Programs include schools where K12 provides substantially all of the management, technology and academic support services in addition to curriculum, learning systems and instructional services. Non‑managed Public School Programs include schools where K12 provides curriculum and technology, and the school can also contract for instruction or other educational services. Non‑managed Public School Programs, however, do not receive primary administrative support services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different.

	Three Months Ended
	September 30,		2018 / 2017
	2018	2017	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	118.8	111.1	7.7	6.9%
Non-managed Public School Programs (1)	23.8	24.0	(0.2)	(0.8%)

(1)

If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments reported for the first quarter are equal to the official count date number, which is the first Wednesday of October in a year, or October 3, 2018 for the first quarter of fiscal year 2019 and October 4, 2017 for the first quarter of fiscal year 2018.

(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

Revenues by Business Lines

Revenues are captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. For example, a district that purchases a single course (Institutional business customer) may decide to convert to a full‑time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The mix of our revenue between our Managed Public School Programs and our Institutional business could change as one or more of our managed schools transitions to a self-managed model such that we would provide only selected services to the school. This transition could occur due to a change in focus sought by the independent school board, or by state legislative or regulatory developments, and thus reducing revenue we generate from the school. The following represents our revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2018 / 2017
	2018	2017	$	%
	(In thousands, except percentages)

Managed Public School Programs	$220,543	$188,506	$32,037	17.0%
Institutional
Non-managed Public School Programs	11,405	17,159	(5,754)	(33.5%)
Institutional Software & Services	11,094	13,458	(2,364)	(17.6%)
Total Institutional	22,499	30,617	(8,118)	(26.5%)
Private Pay Schools and Other	8,272	9,662	(1,390)	(14.4%)
Total Revenues	$251,314	$228,785	$22,529	9.8%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2018		2017
	(Dollars in thousands)
Revenues	$251,314	100.0%	$228,785	100.0%
Cost and expenses
Instructional costs and services	158,985	63.3	147,367	64.4
Selling, administrative, and other operating expenses	102,578	40.8	96,282	42.1
Product development expenses	3,503	1.4	2,898	1.3
Total costs and expenses	265,066	105.5	246,547	107.8
Loss from operations	(13,752)	(5.5)	(17,762)	(7.8)
Loss from equity method investments	(97)	(0.0)	—	—
Interest income, net	509	0.2	235	0.1
Loss before income taxes and noncontrolling interest	(13,340)	(5.3)	(17,527)	(7.7)
Income tax benefit	5,058	2.0	9,368	4.1
Net loss	(8,282)	(3.3)	(8,159)	(3.6)
Add net loss attributable to noncontrolling interest	—	—	103	0.0
Net loss attributable to common stockholders	$(8,282)	(3.3)%	$(8,056)	(3.5)%

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenues.  Our revenues for the three months ended September 30, 2018 were $251.3 million, representing an increase of $22.5 million, or 9.8%, from $228.8 million for the same period in the prior year. Managed Public School Program revenues increased $32.0 million, or 17.0%, year over year. The increase in Managed Public School Program revenues was primarily due to the 6.9% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors, partially offset by the impact of the adoption of the new revenue recognition guidance.

Total Institutional revenues decreased $8.1 million, or 26.5%, primarily due to a 0.8% decrease in enrollments in our Non-managed Public School Programs, and a decline in software sales. Private Pay Schools and Other revenues decreased $1.4 million, or 14.4%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2018 were $159.0 million, representing an increase of $11.6 million, or 7.9%, from $147.4 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments. Instructional costs and services expenses were 63.3% of revenues during the three months ended September 30, 2018, a decrease from 64.4% for the three months ended September 30, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended September 30, 2018 were $102.6 million, representing an increase of $6.3 million, or 6.5% from $96.3 million for the same period in the prior year. The increase was primarily due to an increase in marketing costs and capitalized labor expense.  Selling, administrative, and other operating expenses were 40.8% of revenues during the three months ended September 30, 2018, a decrease from 42.1% for the three months ended September 30, 2017.

Product development expenses.  Product development expenses for the three months ended September 30, 2018 were $3.5 million, representing an increase of $0.6 million, or 20.7% from $2.9 million for the same period in the prior year. The increase was primarily due to an increase in professional services expenses. Product development expenses were 1.4% of revenues during the three months ended September 30, 2018, an increase from 1.3% for three months ended September 30, 2017.

Loss from equity method investments.  Loss from equity method investments for the three months ended September 30, 2018 was $0.1 million, as compared to zero in the same period in the prior year. Loss from equity method investments reflects our share of the net income/loss of Modern Teacher, LLC.

Interest income, net.  Net interest income for the three months ended September 30, 2018 was $0.5 million, as compared to $0.2 million in the same period in the prior year. The increase in net interest income was primarily due to higher interest income on certain accounts receivable during the three months ended September 30, 2018, as compared to the same period in the prior year.

Income tax benefit.  We had an income tax benefit of $5.1 million for the three months ended September 30, 2018, or 37.9% of loss before income taxes, as compared to $9.4 million, or 53.4% of loss before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2018 was primarily due to the lower U.S. federal statutory income tax rate.

Net loss.  Net loss was $8.3 million for the three months ended September 30, 2018, compared to $8.2 million for the same period in the prior year, representing an increase of $0.1 million.

Noncontrolling interest loss.  Net loss due to noncontrolling interest for the three months ended September 30, 2018 was zero as compared to $0.1 million for the same period in the prior year. The decrease is primarily due to the purchase of the remaining 49% noncontrolling interest of Learnbop, Inc. in January 2018. Noncontrolling interest reflects the after-tax income due to minority interest owners in our investments, and fluctuates in proportion to the operating results of the investments.

Liquidity and Capital Resources

As of September 30, 2018, we had net working capital, or current assets minus current liabilities, of $326.9 million. Our working capital includes cash and cash equivalents of $143.1 million and accounts receivable of $283.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2018.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of September 30, 2018, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under a lease line of credit with PNC Equipment Finance, LLC. As of September 30, 2018 and June 30, 2018, the outstanding balance of capital leases under the current and former lease lines of credit is $37.7 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 3.87%. Individual leases under the lease lines of credit include 36-month payment terms with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed an extension to our non-revolving lease line of credit in the amount of $20.0 million during the first quarter of fiscal year 2019 with a maturity date of February 6, 2020. We had $5.5 million of remaining availability under our current lease line of credit as of September 30, 2018. Interest on unpaid principal under the lease line of credit accrues at a fluctuating rate of LIBOR plus 1.2%.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2018 was $49.1 million compared to $58.4 million for the three months ended September 30, 2017. The decrease of $9.3 million in cash used in operations between periods was primarily due to an increase in working capital of $11.7 million and a decrease in net income including non-cash addbacks of $2.4 million. The changes in working capital were primarily due to decreases in inventory, prepaid and other current assets, as well as increases in accounts payable, accrued liabilities and accounts receivable.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2018 was $29.4 million compared to $15.5 million for the three months ended September 30, 2017, an increase of $13.9 million. The increase is primarily due to the investment in STEM Premier, Inc. in August 2018.

During the three months ended September 30, 2017, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2018 was $9.6 million compared to $9.6 million during the three months ended September 30, 2017. Our primary uses of cash in financing activities during the three months ended September 30, 2018 were in connection with the repurchase of restricted stock for income tax withholding of $6.1 million and in connection with payments of capital lease obligations incurred for the acquisition of student computers totaling $3.5 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of September 30, 2018, we provided guarantees of approximately $1.9 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2018 and June 30, 2018, we had cash and cash equivalents totaling $143.1 million and $231.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes, in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2018, a 1% gross increase in interest rates earned on cash would result in a $1.4 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of September 30, 2018, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although we believe that the remaining claim in this matter lacked merit, we agreed to settle the case to avoid continued distraction and management time, and our insurance carriers agreed to pay $3.5 million into a settlement fund for the purported class and attorneys’ fees and costs.  This proposed settlement is subject to final documentation and court approval.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 as filed with the SEC on August 8, 2018.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 24, 2018