Form 10-Q
period 2018-12-31
K12 INC
filed 2019-01-23
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of January 18, 2019, the Registrant had 40,236,922 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2018

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$203,275	$231,113
Accounts receivable, net of allowance of $12,402 and $12,384 at December 31, 2018 and June 30, 2018, respectively	239,702	176,319
Inventories, net	17,068	31,134
Prepaid expenses	19,120	10,278
Other current assets	14,447	10,388
Total current assets	493,612	459,232
Property and equipment, net	32,481	28,868
Capitalized software, net	52,997	55,488
Capitalized curriculum development costs, net	52,085	53,558
Intangible assets, net	16,466	17,951
Goodwill	90,197	90,197
Deposits and other assets	45,865	36,669
Total assets	$783,703	$741,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$26,191	$13,353
Accounts payable	20,460	29,362
Accrued liabilities	14,619	14,345
Accrued compensation and benefits	28,120	36,050
Deferred revenue	51,476	23,114
Total current liabilities	140,866	116,224
Capital lease obligations, net of current portion	8,560	12,665
Deferred rent, net of current portion	2,766	3,270
Deferred tax liability	18,114	12,577
Other long-term liabilities	9,441	10,038
Total liabilities	179,747	154,774
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 45,550,316 and 44,902,567 shares issued; and 40,215,573 and 39,567,824 shares outstanding at December 31, 2018 and June 30, 2018, respectively	4	4
Additional paid-in capital	705,825	703,351
Accumulated other comprehensive loss	(59)	(252)
Retained earnings (accumulated deficit)	668	(13,432)
Treasury stock of 5,334,743 shares at cost at December 31, 2018 and June 30, 2018	(102,482)	(102,482)
Total stockholders’ equity	603,956	587,189
Total liabilities and stockholders' equity	$783,703	$741,963

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(In thousands except share and per share data)
Revenues	$254,872	$217,211	$506,186	$445,996
Cost and expenses
Instructional costs and services	160,329	139,163	319,314	286,530
Selling, administrative, and other operating expenses	60,183	61,958	162,761	158,240
Product development expenses	1,070	2,376	4,573	5,274
Total costs and expenses	221,582	203,497	486,648	450,044
Income (loss) from operations	33,290	13,714	19,538	(4,048)
Interest income (expense) and other, net	(504)	39	(92)	274
Income (loss) before income taxes and noncontrolling interest	32,786	13,753	19,446	(3,774)
Income tax benefit (expense)	(9,074)	(564)	(4,016)	8,804
Net income	23,712	13,189	15,430	5,030
Add net loss attributable to noncontrolling interest	—	70	—	173
Net income attributable to common stockholders	$23,712	$13,259	$15,430	$5,203
Net income attributable to common stockholders per share:
Basic	$0.61	$0.34	$0.40	$0.13
Diluted	$0.59	$0.33	$0.38	$0.13
Weighted average shares used in computing per share amounts:
Basic	38,816,669	39,347,244	38,625,359	39,227,708
Diluted	40,325,260	40,685,667	40,178,555	40,773,017

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Net income	$23,712	$13,189	$15,430	$5,030
Other comprehensive income, net of tax:
Foreign currency translation adjustment	121	(39)	193	(194)
Total other comprehensive income, net of tax	23,833	13,150	15,623	4,836
Comprehensive loss attributable to noncontrolling interest	—	70	—	173

Comprehensive income attributable to common stockholders	$23,833	$13,220	$15,623	$5,009

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net income	—	—	—	—	15,430	—	—	15,430
Foreign currency translation adjustment	—	—	—	193	—	—	—	193
Stock-based compensation expense	—	—	8,344	—	—	—	—	8,344
Exercise of stock options	51,737	—	1,035	—	—	—	—	1,035
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	748,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(176,296)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(234,764)	—	(6,905)	—	—	—	—	(6,905)
Balance, December 31, 2018	45,550,316	$4	$705,825	$(59)	$668	(5,334,743)	$(102,482)	$603,956

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2018	2017
	(In thousands)
Cash flows from operating activities
Net income	$15,430	$5,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	36,221	39,186
Stock-based compensation expense	8,164	10,296
Deferred income taxes	6,334	(51)
Provision for doubtful accounts	740	468
Other	3,971	3,485
Changes in assets and liabilities:
Accounts receivable	(64,116)	(52,202)
Inventories, prepaid expenses, deposits and other assets	3,935	(7,759)
Accounts payable	(3,428)	(9,106)
Accrued liabilities	769	(9,259)
Accrued compensation and benefits	(7,930)	(9,711)
Deferred revenue, rent and other liabilities	24,795	28,705
Net cash provided by (used in) operating activities	24,885	(918)
Cash flows from investing activities
Purchase of property and equipment	(1,914)	(5,917)
Capitalized software development costs	(15,263)	(13,378)
Capitalized curriculum development costs	(10,099)	(4,474)
Acquisitions and investments	(11,652)	(2,170)
Net cash used in investing activities	(38,928)	(25,939)
Cash flows from financing activities
Repayments on capital lease obligations	(6,938)	(6,987)
Payments of contingent consideration	(987)	(1,819)
Proceeds from exercise of stock options	1,035	58
Repurchase of restricted stock for income tax withholding	(6,905)	(5,757)
Net cash used in financing activities	(13,795)	(14,505)
Net change in cash, cash equivalents and restricted cash	(27,838)	(41,362)
Cash, cash equivalents and restricted cash, beginning of period	233,113	230,864
Cash, cash equivalents and restricted cash, end of period	$205,275	$189,502

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$203,275	$189,502
Deposits and other assets (restricted cash)	2,000	—
Total cash, cash equivalents and restricted cash	$205,275	$189,502

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction, and related support services to create an individualized learning approach well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business:

•

Managed Public School Programs (programs which offer an integrated package of systems, services, products, and professional expertise that K12 manages in order to support an online or blended public school, including administrative support, information technology, academic support services, online curriculum, learning system platforms, and instructional services);

•

Institutional (Non-managed Public School Programs – programs which provide instruction, curriculum, supplemental courses, marketing, enrollment and other educational services where K12 does not provide primary administrative support services, and Institutional Software and Services – educational software and services provided to school districts, public schools and other educational institutions); and

•	Private Pay Schools and Other (private schools for which the Company charges student tuition and makes direct consumer sales).

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2018 and 2017, the condensed consolidated statements of cash flows for the six months ended December 31, 2018 and 2017, and the condensed consolidated statement of stockholders’ equity for the six months ended December 31, 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impact of adoption on the Company’s condensed consolidated statement of operations for the three and six months ended December 31, 2018 was as follows:

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
	As			As
	Reported	Adjustment	Amounts	Reported	Adjustment	Amounts
	Under ASC	due to ASC	under ASC	Under	due to ASC	under
	606	606	605	ASC 606	606	ASC 605
	(In thousands)

Revenues	$254,872	$(5,866)	$249,006	$506,186	$(2,737)	$503,449
Selling, administrative, and other operating expenses	60,183	(65)	60,118	162,761	(125)	162,636
Income from operations	33,290	(5,801)	27,489	19,538	(2,612)	16,926

Net income	23,712	(5,801)	17,911	15,430	(2,612)	12,818
Net income attributable to common stockholders	$23,712	$(5,801)	$17,911	$15,430	$(2,612)	$12,818

The impact of adoption on the Company’s condensed consolidated balance sheets as of December 31, 2018 was as follows:

	December 31, 2018
	As Reported	Adjustment	Amounts
	Under ASC	due to ASC	under ASC
	606	606	605
	(In thousands)

Other current assets	$14,447	$(256)	$14,191
Deposits and other assets	45,865	(706)	45,159
Total assets	783,703	(962)	782,741

Deferred revenue	51,476	272	51,748
Total liabilities	179,747	272	180,019

Retained earnings (accumulated deficit)	668	(2,612)	(1,944)
Total stockholders' equity	603,956	(2,612)	601,344

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three and six months ended December 31, 2018:

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
	(In thousands)

Managed Public School Programs	$222,793	$443,336
Institutional
Non-managed Public School Programs	13,217	24,622
Institutional Software & Services	9,891	20,985
Total Institutional	23,108	45,607
Private Pay Schools and Other	8,971	17,243
Total Revenues	$254,872	$506,186

For more discussion surrounding the Company’s revenue recognition accounting policies, please refer to the “Revenue Recognition” section below.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “Topic 842”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

School Funding and Revenue Recognition

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2018 and 2017.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2018 and 2017, the Company’s revenues included a reduction

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

for these school operating losses of $16.7 million and $13.7 million, respectively, and $34.0 million and $31.5 million for the six months ended December 31, 2018 and 2017, respectively.

Where the Company has determined that it is the principal for substantially all expenses under certain contracts, the Company estimates the associated per student revenues for the fiscal year which will be received by the school from its state funding school district and recognizes revenue ratably over the service period. As a result of being the primary obligor, amounts recorded as revenues for the three months ended December 31, 2018 and 2017 were $85.8 million and $76.1 million, respectively, and for the six months ended December 31, 2018 and 2017 were $174.1 million and $139.6 million, respectively. For contracts where the Company is not the primary obligor, the Company records revenues based on its net fees earned under the contractual agreement.

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, marketing, enrollment and other educational services. Each of these contracts are considered to be one performance obligation under ASC 606.

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

During the three months ended December 31, 2018 and six months ended December 31, 2018 and 2017, the Company had one contract that represented 11% of revenues. For the three months ended December 31, 2017, the Company had no contracts greater than 10% of revenues.

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

The opening and closing balances of the Company’s accounts receivable, contract assets and deferred revenue are as follows:

	December 31,	July 1,
	2018	2018
	(In thousands)

Accounts receivable	$239,702	$176,319
Contract assets (included in accounts receivable)	31,871	12,143
Deferred revenue	51,476	25,580

The difference between the opening and closing balance of the contract assets relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between the customer’s payment and the Company’s performance under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized in the three months ended December 31, 2018 that was included in the opening October 1, 2018 deferred revenue balance was $26.3 million. The

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

amount of revenue recognized in the six months ended December 31, 2018 that was included in the opening July 1, 2018 deferred revenue balance was $17.9 million.

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

The Company has elected, as a practical expedient, to not report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2018 was $2.0 million.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $3.8 million and $3.5 million at December 31, 2018 and June 30, 2018, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.6 million and $0.5 million for the three months ended December 31, 2018 and 2017, respectively, and $1.1 million and $0.9 million for the six months ended December 31, 2018 and 2017, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended December 31, 2018 and 2017 was $4.7 million and $4.5 million, respectively, and $10.3 million and $8.9 million for the six months ended December 31, 2018 and 2017, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon shipment as recovery has been determined to be uneconomical. These expenses totaled $0.6 million and $0.4 million for the three months ended December 31, 2018 and 2017, respectively, and $3.3 million and $2.5 million for the six months ended December 31, 2018 and 2017, respectively, and are recorded as instructional costs and services.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Capitalized software additions totaled $15.3 million and $13.4 million for the six months ended December 31, 2018 and 2017, respectively. Amortization expense for the three months ended December 31, 2018 and 2017 was $7.7 million and $8.4 million, respectively, and $15.4 million and $18.7 million for the six months ended December 31, 2018 and 2017, respectively.

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

Total capitalized curriculum development additions were $10.1 million and $4.5 million for the six months ended December 31, 2018 and 2017, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2018 and 2017 was $4.5 million and $4.9 million, respectively, and $9.0 million and $10.1 million for the six months ended December 31, 2018 and 2017, respectively. As mentioned above, capitalized curriculum development additions for the six months ended December 31, 2017 included an out of period adjustment of $0.6 million.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2018 and 2017 was $0.8 million and $0.8 million, respectively, and for the six months ended December 31, 2018 and 2017 was $1.5 million and $1.5 million, respectively. Future amortization of intangible assets is expected to be $1.5 million, $2.9 million, $2.4 million, $2.2 million, and $2.0 million in the fiscal years ending June 30, 2019 through June 30, 2023, respectively and $5.2 million thereafter.  At December 31, 2018 and June 30, 2018, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the three and six months ended December 31, 2018 and 2017.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. During the year ended June 30, 2018, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required. During the three and six months ended December 31, 2018 and 2017, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of December 31, 2018 and June 30, 2018:

	December 31, 2018			June 30, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(9.0)	$8.6	$17.6	$(8.5)	$9.1
Customer and distributor relationships	20.5	(14.0)	6.5	20.5	(13.4)	7.1
Developed technology	3.2	(2.5)	0.7	3.2	(2.2)	1.0
Other	1.4	(0.7)	0.7	1.4	(0.6)	0.8
Total	$42.7	$(26.2)	$16.5	$42.7	$(24.7)	$18.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the three and six months ended December 31, 2018 and 2017.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values. The lease exit liability is discussed in more detail in Note 10, “Restructuring.” The convertible note is discussed in more detail in Note 11, “Investments.”

The following table summarizes certain fair value information at December 31, 2018 for assets or liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,523	$—	$—	$2,523

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

The following table summarizes certain fair value information at December 31, 2018 for assets or liabilities measured at fair value on a recurring basis:

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$40	$—	$—	$40
Convertible note	5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,345	$—	$—	$1,345

The following tables summarize the activity during the three and six months ended December 31, 2018 and 2017 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended December 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2018	and Settlements	Gains/(Losses)	December 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,147	$(1,107)	$—	$40
Convertible note	5,006	—	—	5,006

	Three Months Ended December 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2017	and Settlements	Gains/(Losses)	December 31, 2017
	(In thousands)
Contingent consideration associated with acquisitions	$838	$500	$2	$1,340

	Six Months Ended December 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	December 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,307)	$2	$40
Convertible note	—	5,006	—	5,006

	Six Months Ended December 31, 2017
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	December 31, 2017
	(In thousands)
Contingent consideration associated with acquisitions	2,806	(1,319)	(147)	1,340

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$23,712	$13,259	$15,430	$5,203
Weighted average common shares — basic	38,816,669	39,347,244	38,625,359	39,227,708
Basic net income per share	$0.61	$0.34	$0.40	$0.13

Diluted net income per share computation:

Net income attributable to common stockholders	$23,712	$13,259	$15,430	$5,203
Share computation:
Weighted average common shares — basic	38,816,669	39,347,244	38,625,359	39,227,708
Effect of dilutive stock options and restricted stock awards	1,508,591	1,338,423	1,553,196	1,545,309
Weighted average common shares — diluted	40,325,260	40,685,667	40,178,555	40,773,017
Diluted net income per share	$0.59	$0.33	$0.38	$0.13

During the three months ended December 31, 2018 and 2017, 146,479 and 1,433,694 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive.  During the six months ended December 31, 2018 and 2017, 639,382 and 1,145,471 shares were excluded, respectively. As of December 31, 2018, the Company had 45,550,316 shares issued and 40,215,573 shares outstanding.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2018 and 2017, the Company’s effective income tax rate was 27.7% and 4.1%, respectively, and for the six months ended December 31, 2018 and 2017, the rate was 20.7% and 233.3%, respectively.

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

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to allow the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has included in its taxable income the provisional impact related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended June 30, 2018. During the three months ended December 31, 2018, the Company completed the analysis of the various provisions of the Tax Act and recognized immaterial adjustments to the provisional amounts. The Company included these adjustments within income tax expense from continuing operations.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2018 and June 30, 2018, the outstanding balance of capital leases (as discussed in more detail below) was $34.8 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%. The gross carrying value of leased student computers as of December 31, 2018 and June 30, 2018 was $50.7 million and $42.2 million, respectively. The accumulated depreciation of leased student computers as of December 31, 2018 and June 30, 2018 was $28.6 million and $26.0 million, respectively.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company’s $16.0 million agreement with BALC was executed in December 2018 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, a fixed rate of 4.05%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of December 31, 2018 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)

2019 (remaining six months)	$14,244
2020	16,385
2021	4,819
2022	340
Total minimum payments	35,788
Less amount representing interest (imputed weighted average capital lease interest rate of 3.60%)	(1,037)
Net minimum payments	34,751
Less current portion	(26,191)
Present value of minimum payments, less current portion	$8,560

6.   Line of Credit

On January 31, 2014, the Company executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2018 and June 30, 2018, the Company was in compliance with these covenants. During the six months ended December 31, 2018, there was no borrowing activity on this line of credit, and the Company had no borrowings outstanding on the line of credit as of December 31, 2018.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of December 31, 2018, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 4,343,664. As of December 31, 2018, there were 2,821,885 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity including stand-alone agreements during the six months ended December 31, 2018 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2018	1,199,307	$19.97
Granted	—	—
Exercised	(51,737)	20.00
Forfeited or canceled	(9,000)	28.87
Outstanding, December 31, 2018	1,138,570	$19.90	3.11	$6,596,968
Exercisable, December 31, 2018	1,084,986	$20.20	3.04	$6,013,661

The total intrinsic value of options exercised during the six months ended December 31, 2018 and 2017 was $0.1 million and zero, respectively.

As of December 31, 2018, there was $0.3 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 0.6 years. During the three months ended December 31, 2018 and 2017, the Company recognized $0.1 million and $0.4 million, respectively, of stock-based compensation expense related to stock options.  During the six months ended December 31, 2018 and 2017, the expense was $0.3 million and $0.8 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2018 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	748,809	17.29
Vested	(644,175)	14.47
Canceled	(176,296)	17.67
Nonvested, December 31, 2018	1,605,245	$16.11

Performance Based Restricted Stock Awards (included above)

During the six months ended December 31, 2018, 37,378 new performance based restricted stock awards were granted and 278,384 remain nonvested at December 31, 2018. During the six months ended December 31, 2018, 305,454 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the six months ended December 31, 2018, 11,600 of these equity incentive market based restricted stock awards vested. As of December 31, 2018, 13,600 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the six months ended December 31, 2018, 711,431 new service based restricted stock awards were granted and 1,313,261 remain nonvested at December 31, 2018. During the six months ended December 31, 2018, 327,121 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2018, there was $18.5 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of restricted stock awards granted for the six months ended December 31, 2018 and 2017 was $12.9 million and $16.7 million, respectively. The total fair value of shares vested for the six months ended December 31, 2018 and 2017 was $11.1 million and $12.9 million, respectively. During the three months ended December 31, 2018 and 2017, the Company recognized $3.0 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the six months ended December 31, 2018 and 2017, the expense was $6.9 million and $7.8 million, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of December 31, 2018, there was $10.1 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 2.7 years. During the three months ended December 31, 2018 and 2017, the Company recognized $1.1 million and $3.0 million, respectively, of stock-based compensation expense related to PSUs.  During the six months ended December 31, 2018 and 2017, the expense was $1.1 million and $3.5 million, respectively.

Performance share unit activity during the six months ended December 31, 2018 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	708,979	$13.15
Granted	78,070	143.17
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, December 31, 2018	78,070	$143.17

8.   Related Party Transactions

During fiscal years 2019 and 2018, the Company contributed to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation. For the three months ended December 31, 2018 and 2017, contributions made by the Company to the Foundation were $0.2 million and $0.3 million, respectively, and $0.8 million and $0.3 million for the six months ended December 31, 2018 and 2017, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company provided guarantees of approximately $1.8 million related to lease commitments on the buildings for certain of the Company’s schools.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table summarizes the activity during the six months ended December 31, 2018:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2018	sublease income	Expense	Adjustments	December 31, 2018
	(In thousands)
Lease #1	$1,652	$1,092	$(213)	$16	$—	$895
Lease #2	1,311	475	(258)	4	—	221
Lease #3	2,443	1,191	200	16	—	1,407
Total	$5,406	$2,758	$(271)	$36	$—	$2,523

11.   Investments

Investment in STEM Premier Inc.

In August 2018, the Company invested $6.7 million for a 39.5% minority interest in STEM Premier, Inc. (“STEM”). This investment was recorded at cost and will be adjusted, as necessary, for impairment.  In the event STEM issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  STEM also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 56% if exercised. The Company’s investment in STEM is included in other assets on the condensed consolidated balance sheet.

12.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2018	2017
	(In thousands)
Cash paid for interest	$573	$350

Cash paid for taxes	$902	$10,610

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$15,670	$12,429

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$67	$995
Stock-based compensation expense capitalized on curriculum development	$113	$825

Business combinations:
Current assets	$—	$209
Intangible assets	—	695
Goodwill	—	2,983
Assumed liabilities	—	(734)
Deferred revenue	—	(361)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2018.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

Managed Public School Programs accounted for approximately 88% of our revenues in the six months ended December 31, 2018. The Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology, academic support services, curriculum, learning systems, and instructional services. We provide our Managed Public School Programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well. We provided our Managed Public School Programs to 75 schools in 30 states and the District of Columbia.

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

For the six months ended December 31, 2018, revenues increased to $506.2 million from $446.0 million in the prior year, an increase of 13.5%. Over the same period, operating income increased to $19.5 million, from a loss of $4.0 million in the prior year. Net income to common stockholders was $15.4 million, as compared to $5.2 million in the prior year.

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

School Funding and Revenue Recognition

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2018 and 2017.

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

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, marketing, enrollment and other educational services. Each of these contracts are considered to be one performance obligation under ASC 606.

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
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Our turnkey Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage in order to support an online or blended public school.  Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. Unlike Managed Public School Programs, Non‑managed Public School Programs do not offer primary administrative support services, which remain the responsibility of the school district or the school customer. Rather, Non-Managed Public School Programs offer options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different.

	Three Months Ended				Six Months Ended
	December 31,		2018 / 2017		December 31,		2018 / 2017
	2018	2017	Change	Change %	2018	2017	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	116.4	108.5	7.9	7.3%	117.0	109.1	7.9	7.2%
Non-managed Public School Programs (1)	23.7	23.9	(0.2)	(0.8%)	23.7	23.9	(0.2)	(0.8%)

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

	Three Months Ended				Six Months Ended
	December 31,		Change 2018 / 2017		December 31,		Change 2018 / 2017
	2018	2017	$	%	2018	2017	$	%
	(In thousands, except percentages)

Managed Public School Programs	$222,793	$183,392	$39,401	21.5%	$443,336	$371,898	$71,438	19.2%
Institutional
Non-managed Public School Programs	13,217	13,991	(774)	(5.5%)	24,622	31,150	(6,528)	(21.0%)
Institutional Software & Services	9,891	11,437	(1,546)	(13.5%)	20,985	24,895	(3,910)	(15.7%)
Total Institutional	23,108	25,428	(2,320)	(9.1%)	45,607	56,045	(10,438)	(18.6%)
Private Pay Schools and Other	8,971	8,391	580	6.9%	17,243	18,053	(810)	(4.5%)
Total Revenues	$254,872	$217,211	$37,661	17.3%	$506,186	$445,996	$60,190	13.5%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2018		2017		2018		2017
	(Dollars in thousands)
Revenues	$254,872	100.0%	$217,211	100.0%	$506,186	100.0%	$445,996	100.0%
Cost and expenses
Instructional costs and services	160,329	62.9	139,163	64.1	319,314	63.1	286,530	64.2
Selling, administrative, and other operating expenses	60,183	23.6	61,958	28.5	162,761	32.2	158,240	35.5
Product development expenses	1,070	0.4	2,376	1.1	4,573	0.9	5,274	1.2
Total costs and expenses	221,582	86.9	203,497	93.7	486,648	96.1	450,044	100.9
Income (loss) from operations	33,290	13.1	13,714	6.3	19,538	3.9	(4,048)	(0.9)
Interest income (expense) and other, net	(504)	(0.2)	39	0.0	(92)	(0.0)	274	0.1
Income (loss) before income taxes and noncontrolling interest	32,786	12.9	13,753	6.3	19,446	3.8	(3,774)	(0.8)
Income tax benefit (expense)	(9,074)	(3.6)	(564)	(0.3)	(4,016)	(0.8)	8,804	2.0
Net income	23,712	9.3	13,189	6.1	15,430	3.0	5,030	1.1
Add net loss attributable to noncontrolling interest	—	—	70	0.0	—	—	173	0.0
Net income attributable to common stockholders	$23,712	9.3%	$13,259	6.1%	$15,430	3.0%	$5,203	1.2%

Comparison of the Three Months Ended December 31, 2018 and 2017

Revenues.  Our revenues for the three months ended December 31, 2018 were $254.9 million, representing an increase of $37.7 million, or 17.4%, from $217.2 million for the same period in the prior year. Managed Public School Program revenues increased $39.4 million, or 21.5%, year over year. The increase in Managed Public School Program revenues was primarily due to the 7.3% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $2.3 million, or 9.1%, primarily due to a 0.8% decrease in enrollments in our Non-managed Public School Programs, and a decline in software sales. Private Pay Schools and Other revenues increased $0.6 million, or 6.9%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2018 were $160.3 million, representing an increase of $21.1 million, or 15.2%, from $139.2 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments.  Instructional costs and services expenses were 62.9% of revenues during the three months ended December 31, 2018, a decrease from 64.1% for the three months ended December 31, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended December 31, 2018 were $60.2 million, representing a decrease of $1.8 million, or 2.9% from $62.0 million for the same period in the prior year. The decrease was primarily due to a decrease in marketing costs and stock-based compensation expense.  Selling, administrative, and other operating expenses were 23.6% of revenues during the three months ended December 31, 2018, a decrease from 28.5% for the three months ended December 31, 2017.

Product development expenses.  Product development expenses for the three months ended December 31, 2018 were $1.1 million, representing a decrease of $1.3 million, or 54.2% from $2.4 million for the same period in the prior year. The decrease was primarily due to a decrease in professional services expenses. Product development expenses were 0.4% of revenues during the three months ended December 31, 2018, a decrease from 1.1% for the three months ended December 31, 2017.

Income tax benefit (expense).  We had an income tax expense of $9.1 million for the three months ended December 31, 2018, or 27.7% of income before income taxes, as compared to $0.6 million, or 4.1% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended December 31, 2018 was primarily due to the impact of the Tax Cuts and Job Act (the “Tax Act”) in the prior year.

Net income.  Net income was $23.7 million for the three months ended December 31, 2018, compared to $13.2 million for the same period in the prior year, representing an increase of $10.5 million.

Comparison of the Six Months Ended December 31, 2018 and 2017

Revenues.  Our revenues for the six months ended December 31, 2018 were $506.2 million, representing an increase of $60.2 million, or 13.5%, from $446.0 million for the same period in the prior year. Managed Public School Program revenues increased $71.4 million, or 19.2%, year over year. The increase in Managed Public School Program revenues was primarily due to the 7.2% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $10.4 million, or 18.6%, primarily due to a 0.8% decrease in enrollments in our Non-managed Public School Programs, and a decline in software sales. Private Pay Schools and Other revenues decreased $0.8 million, or 4.5%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2018 were $319.3 million, representing an increase of $32.8 million, or 11.4%, from $286.5 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments.  Instructional costs and services expenses were 63.1% of revenues during the six months ended December 31, 2018, a decrease from 64.2% for the six months ended December 31, 2017.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the six months ended December 31, 2018 were $162.8 million, representing an increase of $4.6 million, or 2.9% from $158.2 million for the same period in the prior year. This increase was due to an increase in outside professional services and marketing. Selling, administrative, and other operating expenses were 32.2% of revenues during the six months ended December 31, 2018, a decrease from 35.5% for the six months ended December 31, 2017.

Product development expenses.  Product development expenses for the six months ended December 31, 2018 were $4.6 million, representing a decrease of $0.7 million, or 13.2% from $5.3 million for the same period in the prior year. Product development expenses were 0.9% of revenues during six months ended December 31, 2018, a decrease from 1.2% for the six months ended December 31, 2017.

Income tax benefit (expense).  We had an income tax expense of $4.0 million for the six months ended December 31, 2018, or 20.7% of income before income taxes, as compared to a benefit of $8.8 million, or 233.3% of loss before income taxes for the same period in the prior year. The decrease in the effective tax rate for the six months ended December 31, 2018 was primarily due to the impact of the Tax Act in the prior year.

Net income.  Net income was $15.4 million for the six months ended December 31, 2018, compared to $5.0 million for the same period in the prior year, representing an increase in net income of $10.4 million.

Liquidity and Capital Resources

As of December 31, 2018, we had net working capital, or current assets minus current liabilities, of $352.7 million. Our working capital includes cash and cash equivalents of $203.3 million and accounts receivable of $239.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2018.

On January 31, 2014, we executed a $100.0 million unsecured line of credit to be used for general corporate operating purposes with Bank of America, N.A. (“BOA”). The line has a five-year term, bears interest at the higher of the Bank’s prime rate plus 0.25%, the Federal Funds Rates plus 0.75%, or LIBOR plus 1.25%; and incorporates customary financial and other covenants, including but not limited to a maximum debt leverage and a minimum fixed charge coverage ratio. As of December 31, 2018, we were in compliance with these covenants and we had no borrowings outstanding on the line of credit.

We incur capital lease obligations for student computers under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2018 and June 30, 2018, the outstanding balance of capital leases was $34.8 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%.

Individual leases with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

Our $16.0 million agreement with BALC was executed in December 2018 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, a fixed rate of 4.05%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2018 was $24.9 million compared to net cash used in operating activities of $0.9 million for the six months ended December 31, 2017. The increase of $25.8 million in cash provided by operations between periods was primarily due to an increase in working capital of $13.4 million and an increase in net income of $10.4 million. The changes in working capital were primarily due to decreases in inventory, prepaid expenses, deposits and other assets, as well as increases in accrued liabilities, accrued compensation and benefits and accounts receivable.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2018 was $38.9 million compared to $25.9 million for the six months ended December 31, 2017, an increase of $13.0 million. The increase is primarily due to the investment in STEM Premier, Inc. in August 2018.

During the six months ended December 31, 2017, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2018 was $13.8 million compared to $14.5 million during the six months ended December 31, 2017. Our primary uses of cash in financing activities during the six months ended December 31, 2018 were in connection with the repurchase of restricted stock for income tax withholding of $6.9 million and in connection with payments of capital lease obligations incurred for the acquisition of student computers totaling $6.9 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of December 31, 2018, we provided guarantees of approximately $1.8 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2018 and June 30, 2018, we had cash and cash equivalents totaling $203.3 million and $231.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes, in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2018, a 1% gross increase in interest rates earned on cash would result in a $2.0 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of December 31, 2018, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 23, 2019