Form 10-Q
period 2019-03-31
K12 INC
filed 2019-04-24
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 19, 2019, the Registrant had 40,201,223 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$234,025	$231,113
Accounts receivable, net of allowance of $9,008 and $12,384 at March 31, 2019 and June 30, 2018, respectively	238,614	176,319
Inventories, net	17,195	31,134
Prepaid expenses	17,958	10,278
Other current assets	14,181	10,388
Total current assets	521,973	459,232
Property and equipment, net	32,778	28,868
Capitalized software, net	51,693	55,488
Capitalized curriculum development costs, net	51,160	53,558
Intangible assets, net	15,723	17,951
Goodwill	90,197	90,197
Deposits and other assets	45,486	36,669
Total assets	$809,010	$741,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$24,499	$13,353
Accounts payable	23,208	29,362
Accrued liabilities	17,706	14,345
Accrued compensation and benefits	30,549	36,050
Deferred revenue	52,827	23,114
Total current liabilities	148,789	116,224
Capital lease obligations, net of current portion	6,698	12,665
Deferred rent, net of current portion	2,524	3,270
Deferred tax liability	18,211	12,577
Other long-term liabilities	8,048	10,038
Total liabilities	184,270	154,774
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 45,542,026 and 44,902,567 shares issued; and 40,207,283 and 39,567,824 shares outstanding at March 31, 2019 and June 30, 2018, respectively	4	4
Additional paid-in capital	708,269	703,351
Accumulated other comprehensive loss	(181)	(252)
Retained earnings (accumulated deficit)	19,130	(13,432)
Treasury stock of 5,334,743 shares at cost at March 31, 2019 and June 30, 2018	(102,482)	(102,482)
Total stockholders’ equity	624,740	587,189
Total liabilities and stockholders' equity	$809,010	$741,963

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(In thousands except share and per share data)
Revenues	$253,252	$232,864	$759,438	$678,860
Cost and expenses
Instructional costs and services	168,260	148,878	487,574	435,408
Selling, administrative, and other operating expenses	59,382	62,267	222,143	220,507
Product development expenses	2,343	2,002	6,916	7,276
Total costs and expenses	229,985	213,147	716,633	663,191
Income from operations	23,267	19,717	42,805	15,669
Interest income, net	754	261	1,547	535
Other income (expense), net	556	—	(40)	—
Income before income taxes, loss from equity method investments and noncontrolling interest	24,577	19,978	44,312	16,204
Income tax benefit (expense)	(5,842)	(6,935)	(9,858)	1,869
Loss from equity method investments	(273)	—	(562)	—
Net income	18,462	13,043	33,892	18,073
Add net loss attributable to noncontrolling interest	—	27	—	200
Net income attributable to common stockholders	$18,462	$13,070	$33,892	$18,273
Net income attributable to common stockholders per share:
Basic	$0.47	$0.33	$0.87	$0.46
Diluted	$0.44	$0.32	$0.84	$0.45
Weighted average shares used in computing per share amounts:
Basic	39,008,990	39,644,074	38,753,236	39,366,497
Diluted	41,753,323	40,766,203	40,548,959	40,771,437

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands)
Net income	$18,462	$13,043	$33,892	$18,073
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(122)	(198)	71	(392)
Total other comprehensive income, net of tax	18,340	12,845	33,963	17,681
Comprehensive loss attributable to noncontrolling interest	—	27	—	200

Comprehensive income attributable to common stockholders	$18,340	$12,872	$33,963	$17,881

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net loss	—	—	—	—	(8,282)	—	—	(8,282)
Foreign currency translation adjustment	—	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	4,109	—	—	—	—	4,109
Exercise of stock options	687	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	722,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(122,242)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(188,804)	—	(6,072)	—	—	—	—	(6,072)
Balance, September 30, 2018	45,573,280	$4	$701,398	$(180)	$(23,044)	(5,334,743)	$(102,482)	$575,696
Net income	—	—	—	—	23,712	—	—	23,712
Foreign currency translation adjustment	—	—	—	121	—	—	—	121
Stock-based compensation expense	—	—	4,235	—	—	—	—	4,235
Exercise of stock options	51,050	—	1,025	—	—	—	—	1,025
Issuance of restricted stock awards	26,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(54,054)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(45,960)	—	(833)	—	—	—	—	(833)
Balance, December 31, 2018	45,550,316	$4	$705,825	$(59)	$668	(5,334,743)	$(102,482)	$603,956
Net income	—	—	—	—	18,462	—	—	18,462
Foreign currency translation adjustment	—	—	—	(122)	—	—	—	(122)
Stock-based compensation expense	—	—	4,047	—	—	—	—	4,047
Exercise of stock options	54,753	—	1,148	—	—	—	—	1,148
Issuance of restricted stock awards	73,524	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(51,435)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(85,132)	—	(2,751)	—	—	—	—	(2,751)
Balance, March 31, 2019	45,542,026	$4	$708,269	$(181)	$19,130	(5,334,743)	$(102,482)	$624,740

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Other Accumulated Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total

Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(69)	—	—	43
Net loss	—	—	—	—	(8,056)	—	—	(8,056)
Foreign currency translation adjustment	—	—	—	(155)	—	—	—	(155)
Stock-based compensation expense	—	—	4,832	—	—	—	—	4,832
Exercise of stock options	3,350	—	58	—	—	—	—	58
Issuance of restricted stock awards	867,388	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(129,286)	—	—	—	—	—	—	—
Adjustment to redeemable noncontrolling interest to estimated redemption value	—	—	(103)	—	—	—	—	(103)
Repurchase of restricted stock for tax withholding	(230,158)	—	(4,093)	—	—	—	—	(4,093)
Balance, September 30, 2017	44,837,066	$4	$691,294	$(325)	$(49,101)	(3,502,598)	$(75,000)	$566,872
Net income	—	—	—	—	13,259	—	—	13,259
Foreign currency translation adjustment	—	—	—	(39)	—	—	—	(39)
Stock-based compensation expense	—	—	7,284	—	—	—	—	7,284
Vesting of performance share units, net of tax withholding	60,324	—	—	—	—	—	—	—
Issuance of restricted stock awards	88,924	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(28,438)	—	—	—	—	—	—	—
Adjustment to redeemable noncontrolling interest to estimated redemption value	—	—	130	—	—	—	—	130
Repurchase of restricted stock for tax withholding	(59,446)	—	(1,664)	—	—	—	—	(1,664)
Balance, December 31, 2017	44,898,430	$4	$697,044	$(364)	$(35,842)	(3,502,598)	$(75,000)	$585,842
Net income	—	—	—	—	13,070	—	—	13,070
Foreign currency translation adjustment	—	—	—	(198)	—	—	—	(198)
Stock-based compensation expense	—	—	4,625	—	—	—	—	4,625
Exercise of stock options	10,250	—	126	—	—	—	—	126
Vesting of performance share units, net of tax withholding	89,352	—	—	—	—	—	—	—
Issuance of restricted stock awards	55,293	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(173,539)	—	—	—	—	—	—	—
Adjustment to redeemable noncontrolling interest to estimated redemption value	—	—	(27)	—	—	—	—	(27)
Repurchase of restricted stock for tax withholding	(214,988)	—	(4,006)	—	—	—	—	(4,006)
Balance, March 31, 2018	44,664,798	$4	$697,762	$(562)	$(22,772)	(3,502,598)	$(75,000)	$599,432

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$33,892	$18,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,259	57,612
Stock-based compensation expense	12,114	14,853
Deferred income taxes	5,327	(4,978)
Provision for doubtful accounts	2,854	605
Other	5,291	4,757
Changes in assets and liabilities:
Accounts receivable	(65,147)	(16,220)
Inventories, prepaid expenses, deposits and other current and long-term assets	4,620	(24,138)
Accounts payable	(3,134)	(9,215)
Accrued liabilities	5,211	(7,364)
Accrued compensation and benefits	(5,501)	111
Deferred revenue, rent and other liabilities	24,510	21,134
Net cash provided by operating activities	73,296	55,230
Cash flows from investing activities
Purchase of property and equipment	(2,397)	(6,580)
Capitalized software development costs	(20,580)	(18,852)
Capitalized curriculum development costs	(13,746)	(7,770)
Sale of long-lived assets	389	—
Acquisitions and investments	(11,652)	(3,274)
Net cash used in investing activities	(47,986)	(36,476)
Cash flows from financing activities
Repayments on capital lease obligations	(13,898)	(10,313)
Payments of contingent consideration	(1,027)	(1,819)
Proceeds from exercise of stock options	2,183	184
Repurchase of restricted stock for income tax withholding	(9,656)	(9,763)
Net cash used in financing activities	(22,398)	(21,711)
Net change in cash, cash equivalents and restricted cash	2,912	(2,957)
Cash, cash equivalents and restricted cash, beginning of period	233,113	230,864
Cash, cash equivalents and restricted cash, end of period	$236,025	$227,907

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$234,025	$227,907
Deposits and other assets (restricted cash)	2,000	—
Total cash, cash equivalents and restricted cash	$236,025	$227,907

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2019 and 2018, the condensed consolidated statements of cash flows for the nine months ended March 31, 2019 and 2018, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2019, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), also known as Accounting Standards Codification Topic 606 (“ASC 606”), which supersedes most existing revenue recognition guidance under ASC Topic 605 (“ASC 605”). The core principal of ASC 606 is to recognize revenues when contracted goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impact of adoption on the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2019 was as follows:

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
	As			As
	Reported	Adjustment	Amounts	Reported	Adjustment	Amounts
	Under ASC	due to ASC	under ASC	Under	due to ASC	under
	606	606	605	ASC 606	606	ASC 605
	(In thousands)

Revenues	$253,252	$6,536	$259,788	$759,438	$3,799	$763,237
Selling, administrative, and other operating expenses	59,382	(68)	59,314	222,143	(193)	221,950
Income from operations	23,267	6,604	29,871	42,805	3,992	46,797

Net income	18,462	6,604	25,066	33,892	3,992	37,884
Net income attributable to common stockholders	$18,462	$6,604	$25,066	$33,892	$3,992	$37,884

The impact of adoption on the Company’s condensed consolidated balance sheets as of March 31, 2019 was as follows:

	March 31, 2019
	As Reported	Adjustment	Amounts
	Under ASC	due to ASC	under ASC
	606	606	605
	(In thousands)

Other current assets	$14,181	$(266)	$13,915
Deposits and other assets	45,486	(574)	44,912
Total assets	809,010	(840)	808,170

Deferred revenue	52,827	(6,264)	46,563
Total liabilities	184,270	(6,264)	178,006

Retained earnings (accumulated deficit)	19,130	3,992	23,122
Total stockholders' equity	624,740	3,992	628,732

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three and nine months ended March 31, 2019:

	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
	(In thousands)

Managed Public School Programs	$222,645	$665,981
Institutional
Non-managed Public School Programs	12,776	37,398
Institutional Software & Services	8,530	29,515
Total Institutional	21,306	66,913
Private Pay Schools and Other	9,301	26,544
Total Revenues	$253,252	$759,438

For more discussion surrounding the Company’s revenue recognition accounting policies, please refer to the “Contracts with Customers” section below.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”) to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and corrects unintended applications of the guidance such as the application of implicit rate; lessee reassessment of lease classification; lease term or bargain purchase option; variable lease payments; and certain transition guidance. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842.  ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “ASC 842”) are effective for the Company’s fiscal year beginning July 1, 2019, including interim periods therein.

The modified retrospective transition approach under ASU 2016-02 requires lessees to include capital and operating leases that exist at, or are entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2018-11 allows lessees to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company anticipates that the impact of ASC 842 will be centered around its facility leases. The Company will record a lease liability with an expected present value in the range of $22 - $25 million and a ROU asset in the range of $17 - $20 million, based on its current leasing arrangements. The impact on the statements of operations is expected to be immaterial. The Company continues to evaluate ASC 842, as well as the effect on its condensed consolidated financial statements.

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

Contracts with Customers

Revenues are principally earned from contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools through its three lines of business; Managed Public School Programs, Institutional, and Private Pay and Other.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition

Managed Public School Programs

The Company provides an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under contracts with virtual and blended public schools and include the following components, where required:

•	providing each of a school’s students with access to the Company’s online school and lessons;
•	offline learning kits, which include books and materials to supplement the online lessons;
•	the use of a personal computer and associated reclamation services;
•	internet access and technology support services;
•	instruction by a state-certified teacher; and
•	management and technology services necessary to support a virtual public or blended school. In certain managed school contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2019 and 2018.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where the Company provides services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2019 and 2018, the Company’s revenues included a reduction for these school operating losses for $9.2 million and $18.7 million, respectively, and $43.2 million and $50.2 million for the nine months ended March 31, 2019 and 2018, respectively.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools. Amounts recorded as revenues for the three months ended March 31, 2019 and 2018 were $85.8 million and $81.4 million, respectively, and for the nine months ended March 31, 2019 and 2018 were $259.9 million and $221.0 million, respectively.

Institutional

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

Private Pay Schools and Other

Private Pay Schools and Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. Each of these contracts are considered to be one performance obligation under ASC 606. The Company recognizes these revenues pro rata over the maximum term of the customer contract.

Concentration of Customers

During the three and nine months ended March 31, 2019 and nine months ended March 31, 2018, the Company had one contract that represented 10% of revenues. For the three months ended March 31, 2018, the Company had no contracts greater than 10% of revenues.

Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables (a contract asset) and deferred revenue (a contract liability) in the condensed consolidated balance sheets. Accounts receivable is recorded when there is an executed customer contract and the customer is billed. The collectability of outstanding receivables is evaluated regularly by the Company and an allowance is recorded to reflect anticipated losses. Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed in advance of services being provided.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	July 1,
	2019	2018
	(In thousands)

Accounts receivable	$238,614	$176,319
Unbilled receivables (included in accounts receivable)	22,617	12,143
Deferred revenue	52,827	25,580

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the Company’s performance under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2019 that was included in the opening January 1, 2019 deferred revenue balance was $24.9 million. The amount of revenue recognized during the nine months ended March 31, 2019 that was included in the opening July 1, 2018 deferred revenue balance was $21.5 million.

During the three and nine months ended March 31, 2019, the Company recorded revenues of $3.2 million and $3.7 million, respectively, related to performance obligations satisfied in prior periods.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the majority of its contracts, the Company’s performance obligations are satisfied over time, as the Company delivers, and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on when the school receives its funding from the state.

The Company has elected, as a practical expedient, to not report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2019 was $1.7 million.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering.

The Company has determined that the time elapsed method as described under ASC 606 is the most appropriate measure of progress towards the satisfaction of the performance obligation. The Company delivers the integrated products and services package related to its Managed Public School Programs largely over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year. Accordingly, the Company will recognize revenue on a straight-line basis.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Costs to Obtain a Contract with a Customer

Where permitted, the Company pays commissions on certain sales contracts to its employees and third parties. Commissions that are directly tied to a particular sale are capitalized if they relate to either new business or a renewal whose contract has a duration of greater than one year. The Company has elected, as a practical expedient, to not capitalize commissions paid on contracts that have a duration of one year or less. Commissions that are not directly tied to a particular sale are expensed as incurred.

Commissions related to new business are amortized over a four year life which represents the average life of customers in the institutional and private pay businesses, while commissions related to renewals greater than one year are amortized over the contract life. The current portion of deferred commissions is recorded within other current assets and the long-term portion of deferred commissions is recorded within deposits and other assets on the condensed consolidated balance sheets. The amortization of deferred commissions is recorded as selling, administrative and other operating expenses.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, the wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.1 million and $3.5 million at March 31, 2019 and June 30, 2018, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.5 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, and $1.6 million and $1.7 million for the nine months ended March 31, 2019 and 2018, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended March 31, 2019 and 2018 was $4.9 million and $4.8 million, respectively, and $15.2 million and $13.7 million for the nine months ended March 31, 2019 and 2018, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.7 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, and $4.0 million and $3.3 million for the nine months ended March 31, 2019 and 2018, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $20.6 million and $18.9 million for the nine months ended March 31, 2019 and 2018, respectively. Amortization expense for the three months ended March 31, 2019 and 2018 was $7.0 million and $8.2 million, respectively, and $22.4 million and $26.9 million for the nine months ended March 31, 2019 and 2018, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years.

Total capitalized curriculum development additions were $13.7 million and $7.8 million for the nine months ended March 31, 2019 and 2018, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2019 and 2018 was $4.5 million and $4.7 million, respectively, and $13.5 million and $14.8 million for the nine months ended March 31, 2019 and 2018, respectively. As mentioned above, capitalized curriculum development additions for the nine months ended March 31, 2018 included an out of period adjustment of $0.6 million.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.7 million, respectively, and for the nine months ended March 31, 2019 and 2018 was $2.2 million and $2.2 million, respectively. Future amortization of intangible assets is expected to be $0.7 million, $2.9 million, $2.4 million, $2.2 million, and $2.0 million in the fiscal years ending June 30, 2019 through June 30, 2023, respectively and $5.2 million thereafter.  At March 31, 2019 and June 30, 2018, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the three and nine months ended March 31, 2019 and 2018.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. During the year ended June 30, 2018, the Company performed “Step 0” of the impairment test and determined that there were

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required. During the three and nine months ended March 31, 2019 and 2018, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of March 31, 2019 and June 30, 2018:

	March 31, 2019			June 30, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(9.2)	$8.4	$17.6	$(8.5)	$9.1
Customer and distributor relationships	20.5	(14.4)	6.1	20.5	(13.4)	7.1
Developed technology	3.2	(2.6)	0.6	3.2	(2.2)	1.0
Other	1.4	(0.8)	0.6	1.4	(0.6)	0.8
Total	$42.7	$(27.0)	$15.7	$42.7	$(24.7)	$18.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the three and nine months ended March 31, 2019 and 2018.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values. The lease exit liability is discussed

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

in more detail in Note 9, “Restructuring.” The Tallo, Inc. convertible note is discussed in more detail in Note 10, “Investments.”

The following table summarizes certain fair value information at March 31, 2019 for assets or liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,185	$—	$—	$2,185

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,758	$—	$—	$2,758

The following table summarizes certain fair value information at March 31, 2019 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Convertible note	$5,006	$—	$—	$5,006

The following table summarizes certain fair value information at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,345	$—	$—	$1,345

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables summarize the activity during the three and nine months ended March 31, 2019 and 2018 for assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2018	and Settlements	Gains/(Losses)	March 31, 2019
	(In thousands)
Contingent consideration associated with acquisitions	$40	$(40)	$—	$—
Convertible note	5,006	—	—	5,006

	Three Months Ended March 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2017	and Settlements	Gains/(Losses)	March 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,340	$—	$2	$1,342

	Nine Months Ended March 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	March 31, 2019
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,347)	$2	$—
Convertible note	—	5,006	—	5,006

	Nine Months Ended March 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	March 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	2,806	(1,319)	(145)	1,342

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$18,462	$13,070	$33,892	$18,273
Weighted average common shares — basic	39,008,990	39,644,074	38,753,236	39,366,497
Basic net income per share	$0.47	$0.33	$0.87	$0.46

Diluted net income per share computation:

Net income attributable to common stockholders	$18,462	$13,070	$33,892	$18,273
Share computation:
Weighted average common shares — basic	39,008,990	39,644,074	38,753,236	39,366,497
Effect of dilutive stock options and restricted stock awards	2,744,333	1,122,129	1,795,723	1,404,940
Weighted average common shares — diluted	41,753,323	40,766,203	40,548,959	40,771,437
Diluted net income per share	$0.44	$0.32	$0.84	$0.45

During the three months ended March 31, 2019 and 2018, 119,343 and 1,422,500 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive.  During the nine months ended March 31, 2019 and 2018, 148,355 and 1,086,880 shares were excluded, respectively. As of March 31, 2019, the Company had 45,542,026 shares issued and 40,207,283 shares outstanding.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2019 and 2018, the Company’s effective income tax rate was 23.8% and 34.7%, respectively, and for the nine months ended March 31, 2019 and 2018, the rate was 22.2% and (11.5)%, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Act and recognized immaterial adjustments to the provisional amounts. The Company included these adjustments within income tax expense from continuing operations.

5.   Long-term Obligations

Capital Leases

The Company incurs capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2019 and June 30, 2018, the outstanding balance of capital leases (as discussed in more detail below) was $31.2 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%. The gross carrying value of leased student computers as of March 31, 2019 and June 30, 2018 was $52.9 million and $42.2 million, respectively. The accumulated depreciation of leased student computers as of March 31, 2019 and June 30, 2018 was $30.1 million and $26.0 million, respectively.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company’s $16.0 million agreement with BALC that was executed in December 2018, was increased to $25 million in February 2019 and extended through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, a fixed rate of 4.05%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary as of March 31, 2019 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)

2019 (remaining three months)	$7,859
2020	18,987
2021	4,819
2022	340
Total minimum payments	32,005
Less amount representing interest (imputed weighted average capital lease interest rate of 3.67%)	(808)
Net minimum payments	31,197
Less current portion	(24,499)
Present value of minimum payments, less current portion	$6,698

6.   Equity Transactions

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of March 31, 2019, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 2,098,278. As of March 31, 2019, there were 4,823,629 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Stock Options

Stock option activity including stand-alone agreements during the nine months ended March 31, 2019 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2018	1,199,307	$19.97
Granted	—	—
Exercised	(106,490)	20.50
Forfeited or canceled	(13,000)	29.82
Outstanding, March 31, 2019	1,079,817	$19.80	2.91	$15,457,203
Exercisable, March 31, 2019	1,046,552	$20.00	2.86	$14,792,194

The total intrinsic value of options exercised during the nine months ended March 31, 2019 and 2018 was $0.7 million and zero, respectively.

As of March 31, 2019, there was $0.2 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 0.4 years. During the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million and $0.2 million, respectively, of stock-based compensation expense related to stock options.  During the nine months ended March 31, 2019 and 2018, the expense was $0.5 million and $1.0 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	822,333	18.34
Vested	(918,196)	14.67
Canceled	(227,731)	17.42
Nonvested, March 31, 2019	1,353,313	$16.99

Performance Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2019, 37,378 new performance based restricted stock awards were granted and 271,455 remain nonvested at March 31, 2019. During the nine months ended March 31, 2019, 312,383 performance

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the nine months ended March 31, 2019, 18,400 of these equity incentive market based restricted stock awards vested. As of March 31, 2019, 6,800 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2019, 784,955 new service based restricted stock awards were granted and 1,075,058 remain nonvested at March 31, 2019. During the nine months ended March 31, 2019, 587,413 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2019, there was $17.2 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2019 and 2018 was $15.1 million and $17.5 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2019 and 2018 was $19.6 million and $21.7 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized $2.6 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the nine months ended March 31, 2019 and 2018, the expense was $9.5 million and $11.7 million, respectively.

Performance Share Units (“PSU”)

Certain PSUs vest upon achievement of performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a defined period. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity award in accordance with ASC 718.

In addition to the LTIP performance conditions, there is a service vesting condition which is dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSUs, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant.

Fiscal Year 2016 LTIP

During fiscal year 2016, the Company granted PSUs under a LTIP that was driven by an academic measure and a lifetime value measure. Thirty percent of the earned award (“Tranche #1”) vested quarterly beginning November 15,

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2017 and seventy percent of the earned award (“Tranche #2”) vested on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company.

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

Fiscal Year 2019 LTIP

During the third quarter of fiscal 2019, the Company granted 263,936 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or $30.05 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the three and nine months ended March 31, 2019.

Fiscal Year 2019 SPP

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

During the first quarter of fiscal year 2019, the Company granted 1,766,932 PSUs from the 2019 SPP with a grant date fair value of $10.5 million, or $5.97 per share, based on the highest level of performance. During the third quarter of fiscal year 2019, there was a modification of certain terms of the original grant which resulted in an increase of 23,670 shares with a fair value of $0.4 million, or $17.45 per share. Additionally, the Company granted 317,703 PSUs from the 2019 SPP with a grant date fair value of $6.3 million, or $19.76 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and will be amortized on a straight-line basis over the vesting period.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of All Performance Share Units

As of March 31, 2019, there was $14.9 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 2.5 years. During the three months ended March 31, 2019 and 2018, the Company recognized $1.3 million and $0.6 million, respectively, of stock-based compensation expense related to PSUs.  During the nine months ended March 31, 2019 and 2018, the expense was $2.4 million and $4.1 million, respectively.

Performance share unit activity during the nine months ended March 31, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	708,979	$13.15
Granted	2,372,241	10.61
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, March 31, 2019	2,372,241	$10.61

Deferred Stock Units (“DSU”)

During fiscal year 2019, the Company granted 18,258 DSUs at a weighted average grant-date fair value of $25.41. The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. The DSUs are excluded from the tables above. As of March 31, 2019, 18,258 DSUs remain nonvested.

7.   Related Party Transactions

During fiscal years 2019 and 2018, the Company contributed to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation. For the three months ended March 31, 2019 and 2018, contributions made by the Company to the Foundation were $0.1 million and $0.0 million, respectively, and $0.9 million and $0.3 million for the nine months ended March 31, 2019 and 2018, respectively.

8.   Commitments and Contingencies

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

of non-automatic renewal of a managed school contract. Although we believe that the remaining claim in this matter lacked merit, we agreed to settle the case to avoid continued distraction and management time, and our insurance carriers agreed to pay $3.5 million into a settlement fund for the alleged class and attorneys’ fees and costs. The Court granted preliminary approval of the settlement on February 14, 2019, and a final hearing is scheduled for July 10, 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company provided guarantees of approximately $1.7 million related to lease commitments on the buildings for certain of the Company’s schools.

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

9.   Restructuring

In the third quarter of fiscal year 2017, the Company exited three facilities that were no longer being utilized, which were subject to operating leases.

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, during fiscal year 2017, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million was included in accrued liabilities and the long-term portion of $3.7 million was included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2017. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the condensed consolidated statements of operations.

The following table summarizes the activity during the nine months ended March 31, 2019:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2018	sublease income	Expense	Adjustments	March 31, 2019
	(In thousands)
Lease #1	$1,652	$1,092	$(275)	$22	$—	$839
Lease #2	1,311	475	(355)	5	—	125
Lease #3	2,443	1,191	6	24	—	1,221
Total	$5,406	$2,758	$(624)	$51	$—	$2,185

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

10.   Investments

Investment in Tallo (FKA STEM Premier Inc.)

In August 2018, the Company invested $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). This investment in preferred stock that contains additional rights over common stock and has no readily determinable fair value, was recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 56% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the condensed consolidated balance sheet.

11.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2019	2018
	(In thousands)
Cash paid for interest	$862	$546

Cash paid for taxes	$1,010	$11,211

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$19,076	$16,119

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$101	$1,053
Stock-based compensation expense capitalized on curriculum development	$176	$835

Business combinations:
Current assets	$—	$209
Intangible assets	—	695
Goodwill	—	2,983
Assumed liabilities	—	(734)
Deferred revenue	—	(361)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2019.

•	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

Managed Public School Programs accounted for approximately 88% of our revenues during the nine months ended March 31, 2019. The Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology, academic support services, curriculum, learning systems, and instructional services. We provide our Managed Public School Programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

As of March 31, 2019, we provided our Managed Public School Programs to 75 schools in a majority of states throughout the United States and the District of Columbia. During this period, we entered into a new contract in one state to open a Managed Public School Program, auto renewed eight agreements for schools in five states, are now engaged in renewal negotiations in one state and completed renewal negotiations in five states, with varying degrees of contract modifications. At four schools, the applicable authorizer invoked its right not to renew its agreement for the upcoming 2019-2020 school year and thereafter, and therefore such schools will close unless a new authorizer is found.

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

For the nine months ended March 31, 2019, revenues increased to $759.4 million from $678.9 million in the prior year, an increase of 11.9%. Over the same period, operating income increased to $42.8 million, from $15.7 million in the prior year. Net income to common stockholders was $33.9 million, as compared to $18.3 million in the prior year.

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

Contracts with Customers

Revenues are principally earned from contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools through its three lines of business; Managed Public School Programs, Institutional, and Private Pay and Other.

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

Revenue Recognition

Managed Public School Programs

The Company provides an integrated package of systems, services, products, and professional expertise that we manage to support online or blended public schools. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under contracts with virtual and blended public schools and include the following components, where required:

•	providing each of a school’s students with access to the Company’s online school and lessons;
•	offline learning kits, which include books and materials to supplement the online lessons;
•	the use of a personal computer and associated reclamation services;
•	internet access and technology support services;
•	instruction by a state-certified teacher; and
•	management and technology services necessary to support a virtual public or blended school. In certain managed school contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2019 and 2018.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, student demographics, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where the Company provides services to schools, the Company has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school as reflected on its respective financial statements, including Company charges to the schools. To the extent a school does not receive funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are reduced accordingly to reflect the expected cash collections from such schools. The Company amortizes the estimated school operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year.

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools.

Institutional

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

Private Pay Schools and Other

Private Pay Schools and Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. Each of these contracts are considered to be one performance obligation under ASC 606. The Company recognizes these revenues pro rata over the maximum term of the customer contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the majority of its contracts, the Company’s performance obligations are satisfied over time, as the Company delivers, and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on when the school receives its funding from the state.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering.

The Company has determined that the time elapsed method as described under ASC 606 is the most appropriate measure of progress towards the satisfaction of the performance obligation. The Company delivers the integrated products and services package related to its Managed Public School Programs largely over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year. Accordingly, the Company will recognize revenue on a straight-line basis.

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
—The Keystone School

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we manage in order to support an online or blended public school.  Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. Unlike Managed Public School Programs, Non‑managed Public School Programs do not offer primary administrative support services, which remain the responsibility of the school district or the school customer. Rather, Non-Managed Public School Programs offer options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different.

	Three Months Ended				Nine Months Ended
	March 31,		2019 / 2018		March 31,		2019 / 2018
	2019	2018	Change	Change %	2019	2018	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	117.1	110.8	6.3	5.7%	117.0	109.8	7.2	6.6%
Non-managed Public School Programs (1)	24.5	24.3	0.2	0.8%	24.0	24.1	(0.1)	(0.4%)

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

Revenues by Business Lines

Revenues are captured by business line based on the underlying customer contractual agreements. Periodically, a customer may change business line classification. Alternatively, a Managed Public School may become a Non-managed Public School and seek to renegotiate an existing contract or the scope of services we provide to the school. A re-classification of a public school from one business line to another would be reflected in our disclosure of revenues and total student enrollment between the two business lines. For example, a district that purchases a single course (Institutional business customer) may decide to convert to a full‑time virtual school program (Managed Public School customer). Changes in business line classification occur at the time the contractual agreement is modified. The mix of our revenue between our Managed Public School Programs and our Institutional business could change as one or more of our managed schools transitions to a self-managed model such that we would provide only selected services to the school. This transition could occur due to a change in focus sought by the independent school board, or by state legislative or regulatory developments, and thus reducing revenue we generate from the school. The following represents our revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2019 / 2018		March 31,		Change 2019 / 2018
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)

Managed Public School Programs	$222,645	$200,580	$22,065	11.0%	$665,981	$572,478	$93,503	16.3%
Institutional
Non-managed Public School Programs	12,776	13,250	(474)	(3.6%)	37,398	44,401	(7,003)	(15.8%)
Institutional Software & Services	8,530	9,605	(1,075)	(11.2%)	29,515	34,500	(4,985)	(14.4%)
Total Institutional	21,306	22,855	(1,549)	(6.8%)	66,913	78,901	(11,988)	(15.2%)
Private Pay Schools and Other	9,301	9,429	(128)	(1.4%)	26,544	27,481	(937)	(3.4%)
Total Revenues	$253,252	$232,864	$20,388	8.8%	$759,438	$678,860	$80,578	11.9%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2019		2018		2019		2018
	(Dollars in thousands)
Revenues	$253,252	100.0%	$232,864	100.0%	$759,438	100.0%	$678,860	100.0%
Cost and expenses
Instructional costs and services	168,260	66.4	148,878	63.9	487,574	64.2	435,408	64.1
Selling, administrative, and other operating expenses	59,382	23.4	62,267	26.7	222,143	29.3	220,507	32.5
Product development expenses	2,343	0.9	2,002	0.9	6,916	0.9	7,276	1.1
Total costs and expenses	229,985	90.8	213,147	91.5	716,633	94.4	663,191	97.7
Income from operations	23,267	9.2	19,717	8.5	42,805	5.6	15,669	2.3
Interest income, net	754	0.3	261	0.1	1,547	0.2	535	0.1
Other income (expense), net	556	0.2	—	—	(40)	(0.0)	—	—
Income before income taxes, loss from equity method investments and noncontrolling interest	24,577	9.7	19,978	8.6	44,312	5.8	16,204	2.4
Income tax benefit (expense)	(5,842)	(2.3)	(6,935)	(3.0)	(9,858)	(1.3)	1,869	0.3
Loss from equity method investments	(273)	(0.1)	—	—	(562)	(0.1)	—	—
Net income	18,462	7.3	13,043	5.6	33,892	4.5	18,073	2.7
Add net loss attributable to noncontrolling interest	—	—	27	0.0	—	—	200	0.0
Net income attributable to common stockholders	$18,462	7.3%	$13,070	5.6%	$33,892	4.5%	$18,273	2.7%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues.  Our revenues for the three months ended March 31, 2019 were $253.3 million, representing an increase of $20.4 million, or 8.8%, from $232.9 million for the same period in the prior year. Managed Public School Program revenues increased $22.1 million, or 11.0%, year over year. The increase in Managed Public School Program revenues was primarily due to the 5.7% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $1.5 million, or 6.8%, primarily due to a decline in software sales, partially offset by a slight increase in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues decreased $0.1 million, or 1.4%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2019 were $168.3 million, representing an increase of $19.4 million, or 13.0%, from $148.9 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments.  Instructional costs and services expenses were 66.4% of revenues during the three months ended March 31, 2019, an increase from 63.9% for the three months ended March 31, 2018.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the three months ended March 31, 2019 were $59.4 million, representing a decrease of $2.9 million, or 4.7% from $62.3 million for the same period in the prior year. The decrease was primarily due to a decrease in personnel and related benefit costs.  Selling, administrative, and other operating expenses were 23.4% of revenues during the three months ended March 31, 2019, a decrease from 26.7% for the three months ended March 31, 2018.

Product development expenses.  Product development expenses for the three months ended March 31, 2019 were $2.3 million, representing an increase of $0.3 million, or 15.0% from $2.0 million for the same period in the prior year. The increase was primarily due to an increase in personnel salary expenses. Product development expenses were 0.9% of revenues during the three months ended March 31, 2019 and 2018.

Income tax benefit (expense).  We had an income tax expense of $5.8 million for the three months ended March 31, 2019, or 23.8% of income before income taxes, as compared to $6.9 million, or 34.7% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2019 was primarily due to the impact of the Tax Cuts and Job Act (the “Tax Act”) in the prior year.

Net income.  Net income was $18.5 million for the three months ended March 31, 2019, compared to $13.0 million for the same period in the prior year, representing an increase of $5.5 million.

Comparison of the Nine Months Ended March 31, 2019 and 2018

Revenues.  Our revenues for the nine months ended March 31, 2019 were $759.4 million, representing an increase of $80.5 million, or 11.9%, from $678.9 million for the same period in the prior year. Managed Public School Program revenues increased $93.5 million, or 16.3%, year over year. The increase in Managed Public School Program revenues was primarily due to the 6.6% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $12.0 million, or 15.2%, primarily due to a slight decrease in enrollments in our Non-managed Public School Programs, and a decline in software sales. Private Pay Schools and Other revenues decreased $0.9 million, or 3.4%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2019 were $487.6 million, representing an increase of $52.2 million, or 12.0%, from $435.4 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments.  Instructional costs and services expenses were 64.2% of revenues during the nine months ended March 31, 2019, an increase from 64.1% for the nine months ended March 31, 2018.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the nine months ended March 31, 2019 were $222.1 million, representing an increase of $1.6 million, or 0.7% from $220.5 million for the same period in the prior year. This increase was due to an increase in outside professional services and marketing, partially offset by a decrease in personnel and related benefits costs. Selling, administrative, and other operating expenses were 29.3% of revenues during the nine months ended March 31, 2019, a decrease from 32.5% for the nine months ended March 31, 2018.

Product development expenses.  Product development expenses for the nine months ended March 31, 2019 were $6.9 million, representing a decrease of $0.4 million, or 5.5% from $7.3 million for the same period in the prior year. Product development expenses were 0.9% of revenues during nine months ended March 31, 2019, a decrease from 1.1% for the nine months ended March 31, 2018.

Income tax benefit (expense).  We had an income tax expense of $9.9 million for the nine months ended March 31, 2019, or 22.2% of income before income taxes, as compared to a benefit of $1.9 million, or (11.5)% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the nine months ended March 31, 2019 was primarily due to the impact of the Tax Act in the prior year.

Net income.  Net income was $33.9 million for the nine months ended March 31, 2019, compared to $18.1 million for the same period in the prior year, representing an increase in net income of $15.8 million.

Liquidity and Capital Resources

As of March 31, 2019, we had net working capital, or current assets minus current liabilities, of $373.2 million. Our working capital includes cash and cash equivalents of $234.0 million and accounts receivable of $238.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2019.

We incur capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2019 and June 30, 2018, the outstanding balance of capital leases was $31.2 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%.

Individual leases with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

Our $16.0 million agreement with BALC that was executed in December 2018, was increased to $25 million in February 2019 and extended through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, a fixed rate of 4.05%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2019 was $73.3 million compared to  $55.2 million for the nine months ended March 31, 2018. The increase of $18.1 million in cash provided by operations between periods was primarily due to an increase in net income of $15.8 million.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2019 was $48.0 million compared to $36.5 million for the nine months ended March 31, 2018, an increase of $11.5 million. The increase is primarily due to the investment in Tallo, Inc. (FKA Stem Premier, Inc.) in August 2018.

During the nine months ended March 31, 2018, we recorded an adjustment related to the capitalization of software and curriculum development. See Note 3 – “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements for further detail.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2019 was $22.4 million compared to $21.7 million during the nine months ended March 31, 2018, an increase of $0.7 million. The increase is primarily due to an increase in payments of capital lease obligations incurred for the acquisition of student computers of $3.6 million, partially offset by an increase in proceeds from stock option exercises of $2.0 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2019, we provided guarantees of approximately $1.7 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2019 and June 30, 2018, we had cash and cash equivalents totaling $234.0 million and $231.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes, in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2019, a 1% gross increase in interest rates earned on cash would result in a $2.3 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of March 31, 2019, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although we believe that the remaining claim in this matter lacked merit, we agreed to settle the case to avoid continued distraction and management time, and our insurance carriers agreed to pay $3.5 million into a settlement fund for the alleged class and attorneys’ fees and costs.  This proposed settlement is subject to final documentation and court approval. The Court granted preliminary approval of the settlement on February 14, 2019, and a final settlement hearing is scheduled for July 10, 2019.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 24, 2019