Form 10-K
period 2019-06-30
K12 INC
filed 2019-08-07
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑33883

K12 Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95‑4774688 (I.R.S. Employer Identification No.)

2300 Corporate Park Drive Herndon, VA 20171 (Address of Principal Executive Offices)	(703) 483‑7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting stock held by non‑affiliates of the registrant as of December 31, 2018 was $704,767,553. Aggregate market value excludes an aggregate of approximately 11,786,063 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 31, 2019 was 40,245,366.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2019, are incorporated by reference into Part III of this Form 10‑K.

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

SPECIAL NOTE ON FORWARD‑LOOKING STATEMENTS

This Annual Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10‑K are forward‑looking statements. We have tried, whenever possible, to identify these forward‑looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “expects,” “plans,” “intends” and similar expressions to identify forward‑looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward‑looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

•	reduction of per pupil funding amounts at the schools we serve;
•	inability to achieve a sufficient level of new enrollments to sustain our business model;
•	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
•	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
•	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
•	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
•	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
•	legal and regulatory challenges from opponents of virtual public education or for‑profit education companies;
•	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
•	termination of our contracts, or a reduction in the scope of services, with schools;
•	failure to develop the career readiness education business;
•	entry of new competitors with superior technologies and lower prices;
•	unsuccessful integration of mergers, acquisitions and joint ventures;
•	failure to further develop, maintain and enhance our technology, products, services and brands;
•	inadequate recruiting, training and retention of effective teachers and employees;
•	infringement of our intellectual property;

•	disruptions to our Internet-based learning and delivery systems, including but not limited to our data storage systems, resulting from cybersecurity attacks; and
•	misuse or unauthorized disclosure of student and personal data.

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

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology‑based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach. Our learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are accredited by AdvancEd, a non‑profit international accreditation agency for schools, districts, education service agencies, postsecondary institutions, and corporations.

As an innovator in K‑12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers in effective online instruction, provide administrative support services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many dynamics of virtual and blended learning that can complement and transform traditional schools. These factors enable us to provide products and services to three lines of business that share many common attributes, including curriculum, learning systems, administration, logistical systems and marketing. These lines of business are: (1) Managed Public School Programs, (2) Institutional, and (3) Private Pay Schools and Other.

K12’s career readiness education (“CRE”) initiative offers online curriculum and career services to middle and high school students, under the Destinations Career Academy (“DCA”) brand name,  which can provide services to all of our lines of business. The initiative is designed to give students a head start on their career goals by providing them with content pathways toward an industry certification, college credits, and work experiences.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non‑managed public school programs	• Private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University Online High School
• Destinations Career Academies / Career readiness education	• Destinations Career Academies / Career readiness course offerings	—The Keystone School
• Private Destinations Career Academy (Private)

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

Managed Public School Programs

Our Managed Public School Programs and DCA business includes both virtual and blended public schools where a district, independent charter board, or other entity contracts with K12 for a full‑time program of educational products and services. These programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services. In fiscal year 2019, our Managed Public School Programs accounted for approximately 88% of our revenue.

Virtual Public Schools.  In full‑time virtual public schools, students receive online lessons over the Internet, utilize offline learning materials that we supply, and receive instruction from state-certified teachers. In addition to providing our courses, course materials and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. The majority of our revenue is derived from multi-year service and product agreements with the governing authorities of these virtual public schools.

Blended Public Schools.  Blended public schools combine online learning and face‑to‑face instruction in a physical learning center.

For both virtual and blended Managed Public School Programs, the governing authority that exercises ultimate control over the schools negotiates contractual terms with us for specific aspects of the administration of the schools, which can include:  the creation and implementation of the academic plan; monitoring academic achievement; recommendations for teacher hires; teacher training; recommended compensation plans for school personnel; financial management; enrollment processing; and development and procurement of curriculum, equipment and required services. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority’s policies. The schools receive funding on a per student basis from the state in which the public school or school district is located. In earlier years, we grew primarily by entering into service and product agreements with schools that offered statewide programs in new states and reported that growth by citing the number of states having these programs and by enrollments. Our Managed Public School Programs now involve the opening of multiple schools within the same state, as well as closures that can occur with contract terminations, non-renewals, or charter revocations. In fiscal year 2017, we adopted a metric based on the number of schools served by our Managed Public School Programs. For fiscal year 2019, we provided these Managed Public School Programs to 75 schools in 30 states and the District of Columbia. In addition, we report on a quarterly basis the aggregate number of enrollments and associated revenue for the Managed Public School Programs.

Institutional

We work closely as a partner with school districts, public schools, charter schools, private companies, and private schools to provide them with educational solutions. The Institutional business includes Non‑managed Public School Programs and Institutional software and services where K12 offers curriculum, including career technical education

(“CTE”) electives, and technology for full-time virtual and blended programs. In addition, we offer options for the school to contract with us for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services and products. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients also can assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. For the 2018-19 school year, we served school districts or schools in all 50 states and the District of Columbia.

Private Pay Schools and Other

We own and operate three accredited, tuition-based private schools: (1) The K12 International Academy and its DCA program, (2) the George Washington University Online High School, and (3) The Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for quality online education. Our principal customers are U.S. students, including those who reside in states where the online public school option is not available, as well as expatriate families with students who seek to continue their studies in English and foreign students who may seek admission into a U.S. college or university. Additionally, our curriculum is sold to end user customers who desire to educate their children outside of the traditional school system or, to supplement their child’s traditional education, and to adult learners who are seeking to complete their high school diploma.

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

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face‑to‑face time in the classroom with online instruction and opened an online private school to reach students worldwide. In fiscal year 2019, our customers for Managed Public School Programs consisted of 75 schools in 30 states and the District of Columbia. We also serve schools in all 50 states and the District of Columbia through our Institutional business.

Our Market

The U.S. market for K‑12 education is large and online learning is gaining greater acceptance and broader usage. For example:

•

According to a May 2019 report of the National Education Policy Center (“NEPC”) entitled “Full-Time Virtual and Blended Schools:  Enrollment, Student Characteristics, and Performance,” in 2017-18, 501 full-time virtual schools enrolled 297,712 students, and 300 blended schools enrolled 132,960. The NEPC report further states thirty-nine states had either virtual or blended schools. There were four states that allowed blended schools to operate but still have not allowed the opening of full-time virtual schools. A total of six states have full-time virtual schools but do not currently have full-time blended learning schools.

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

We anticipate that full‑time online public schools will meet the needs of a small percentage of the overall United States K‑12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, students come from a broad range of social, economic and academic backgrounds, and parents share the desire for individualized instruction to maximize their children’s potential. Examples of students for whom this solution may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii)  safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student‑athletes and performers who are not able to attend regularly‑scheduled classes; (vi) college‑bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills, including adult learners; (viii) high school dropouts who have decided to re‑enroll in school to earn a diploma; and (ix) students of military families who desire high quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

For the foreseeable future, most students in the United States will continue to be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability of a choice for an online public education (including blended learning models), and that states and districts will seek to incorporate online and blended solutions into their school‑based programs. Our Managed Public School Programs offer a full service, integrated program, and a complete solution for districts and schools that desire a comprehensive option. For public school customers who need less than a full service offering, our Institutional business provides online curriculum and services on a solutions‑oriented, customized basis. We continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s capabilities and needs. Moreover, we have and will continue to pursue selected markets outside the United States where we believe our products and services can address local foreign market needs.

Our Business Lines

Managed Public School Programs

Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service and product agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2018-2019 school year, we provided our Managed Public School Programs to 75 schools in 30 states and the District of Columbia. During this fiscal year, we entered into new contracts in five states to open Managed Public

School Programs, auto-renewed ten agreements for schools in six states, and completed renewal negotiations in five states, with varying degrees of contract modifications. During this fiscal year, at four schools, the authorizer invoked its contractual right to not renew its respective agreements for the upcoming 2019-2020 school year and thereafter, and therefore such schools will close unless a new authorizer is found.

Virtual Public Schools

The majority of our revenue is derived from multi-year service and product agreements with the governing authorities of the virtual public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full‑time virtual public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face‑to‑face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school‑level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

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

Blended Public Schools

In addition to our full‑time virtual public schools, we offer a variety of support services and sell our products to blended public schools, which are public schools that combine online and face‑to‑face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center.

In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self‑paced, individualized instruction and greater scheduling flexibility.  Our blended schools bring students and teachers physically together more often than a purely online program.

In some blended schools we support, such as the Hoosier Academies Indianapolis, students attend a learning center on a part‑time basis, where they receive face‑to‑face instruction, in addition to their online virtual curriculum and instruction.

Career Readiness Education

CRE at the virtual and blended schools offers online curriculum and career services to middle and high school students. Under the DCA program, students work collaboratively in groups, gain virtual industry exposure, and may have job shadowing opportunities.

Institutional

Our Institutional business consists of: (i) Non‑managed Public School Programs; and (ii) Institutional software and services. Public schools and school districts are increasingly adopting online solutions to augment current teaching practices, launch new learning models, cost‑effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials are also now being authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. To address these growing needs, our Institutional business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full‑time

Non‑managed Public School Programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional business is to partner primarily with U.S.‑based public schools and school districts to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments. Our FuelEd suite of offerings includes: K12 curriculum; FuelEd Online Courses; FuelEd Anywhere Learning Systems; Middlebury Interactive Languages; Stride; and the Big Universe literacy solution. This catalog of online curricula can address specific student needs, including AP, honors programs, world languages, English language learners, remediation, credit recovery, alternative education, CTE electives and college readiness. In connection with these solutions, we also offer state‑certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

Private Pay Schools and Other

International and Private Pay Schools

We own and operate three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. For the 2018-19 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

The K12 International Academy is an online private school that serves students in both the United States and overseas. In addition, a DCA program is available that offers the students online curriculum and career services. Through the K12 International Academy, students may study in a full-time academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part‑time basis. The K12 International Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including online clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by AdvancED, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

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

Affect Better Student Outcomes.  We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we: (i) invest in training and professional development for teachers and school leaders, which may include a competency-based Master’s Graduate Degree in Online Teaching K-12 though our partnership with Southern New Hampshire University (“SNHU”); (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, virtual science labs and AP test prep; (iii) enhance our curriculum to make it more engaging, adaptive and available to all students anywhere; and (iv) update our content as state standards and state assessments change. We also will focus our marketing and enrollment efforts on helping students and families understand the unique demands and challenges of the online learning environment. We believe a better understanding by parents and students will better prepare students for the work and improve their chance at academic success.

Improve Student Retention in Our Virtual Schools.  To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual schools because families have the option of enrolling their children in a brick and mortar school or another virtual school. We therefore continue to refine our marketing programs to attract students who are most likely to succeed in a non‑classroom based environment with the expectation of increasing academic success and student retention, recognizing that all students are eligible to enroll consistent with state requirements (e.g. enrollment caps, prior public school student). Once students are enrolled, programs such as Strong Start, Family Success Champions, Single Point of Contact Advisors, and Face-to-Face/Blended Programs implement early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and ultimately give students a better chance at academic success.

Introduce New and Improved Products and Services.  We intend to continue to expand our product line and offerings, both internally and through licensing or strategic acquisitions of products that expand our current portfolio. This includes pursuing development and licensing of curriculum and platforms that are accessible from tablet and mobile devices and leveraging adaptive learning technologies and solutions. To enhance K12’s CRE initiative we are expanding the Destination Career Academies brand, introducing project-based learning and pursuing industry partnerships. We believe this new approach will be more effective than traditional vocational training and broader than enrollment in a series of CTE courses.

Increase Enrollments at Existing Virtual and Blended Public Schools. Some state regulations, school governing authorities and/or districts limit or cap student enrollment or enrollment growth. At the direction of our school board and school district customers, we seek to provide an opportunity for more students to attend these schools, and support their efforts to work with legislators, state departments of education, educators and parents to increase or remove student enrollment caps.

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

Grow Our Institutional Business.  The breadth of our FuelEd course catalog ranges from pre‑K to 12th grade, instructional services, supplemental solutions, and teacher development and are the key drivers for Institutional business growth. We work to continue the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and to facilitate personalized learning in traditional, blended and online learning environments.

Add Enrollments in Our Private Schools.  We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs, and by solicitation of partnerships with traditional brick and mortar private schools.

Pursue International Opportunities to Offer Our Learning Systems.  We believe there is strong worldwide demand for high‑quality, online education from U.S. families living abroad, foreign students who seek a U.S.‑style of education, and the schools and school systems that serve such students in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, that makes our learning systems ideal for use internationally.

Develop Additional Channels through Which to Deliver Our Learning Systems.  We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, career technical education, supplemental educational products, adult learning, and individual products packaged and sold directly to consumers. We have made strategic investments in other companies to supplement our go-to-market approach in the Institutional business with a focus on advising school districts on their digital classroom transformation efforts.

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue acquisitions that extend our offerings and business capabilities, and opportunities with highly‑respected institutions. We believe we can be a valued‑added partner or contribute our expertise in curriculum development and educational services to serve more students.  In 2018, we partnered with Southern New Hampshire University to invest in the development of degree-granting programs for online teaching.

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

•

Individualized Learning.  We seek to create engaging curriculum content to capture a student’s attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility. We are exploring new tools, such as machine learning, automated scoring and game-like capabilities to integrate into our curriculum to support individualized learning.

•

Prioritize Important, Rigorous Objectives.  Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view. Greater instructional effort is focused on the most important and most challenging concepts (as revealed by experience and research). We use existing and ongoing research, feedback from parents and students, and experienced teacher judgments to determine these priorities, to modify our learning systems to guide the allocation of each student’s time and effort, and to align with evolving state curriculum and testing blueprints.

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

Academic Performance

Our fundamental goal for every child who enrolls in a virtual public or private school administered by us, or a program offered through a school district or a Non‑managed school, is to improve his or her academic performance. Our 2018 K12 Annual Academic Report (“2018 Academic Report”) is available at http://investors.k12.com/static-files/92326939-ec5a-45f0-9618-3398d6b18773. In early fiscal year 2020, we expect to publish the 2019 K12 Annual Academic Report which will include performance data for Managed Public School Programs in states that publicly reported test results from the 2017-18 school year, and will be made available on the referenced website.

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

With the implementation of the federal Every Student Succeeds Act (“ESSA”) for the 2017-18 school year, each of the states in which we support virtual public schools has been given the authority to develop a school accountability plan within the confines of a broad federal ESSA framework based on their own conception of the best means to advance college and career readiness. The ESSA requires states to utilize four academic-related indicators in their accountability plans to measure school and student performance:  academic achievement, student growth in reading and math, graduation rate, and progress in achieving English language proficiency. The states were given discretion on the weight to give to each indicator and how to apply them. Most of the state ESSA plans submitted in 2017 to the U.S. Department of Education use some form of summative rating method to describe school performance, such as conferring an A-F grade or using a ranking system having a 1-10 scale. A significant new element of this education law is a requirement for states to adopt at least one non-academic indicator in their state’s accountability system to measure “school quality or student success,” often called the “fifth” indicator. Unlike No Child Left Behind where the only measure of school performance was an Annual Yearly Progress (“AYP”) report, there are a wide range of non-academic options enumerated in the ESSA that the states can adopt to advance their own “school quality or student success” accountability objectives. The states may include measures of student engagement, educator engagement, student access to and completion of advanced coursework, post-secondary readiness, school climate and safety, and any other indicator a state may choose for this purpose. For example, a post-secondary readiness accountability indicator can include student participation in and completion of a CTE program of study, or access to dual credit programs. Similarly, a student engagement indicator may focus on teacher observations or ratings that demonstrate improvements in this area.

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. Most of our schools administer nationally‑recognized interim and/or benchmark assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from the successful schools we manage and from other high performing schools across the country, we continue to encourage the school boards of our customers to implement our Academic Excellence Framework, a standardized guide available to all of our Managed Public School Programs that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student‑level data. As part of the academic framework guidelines, schools implement plans to collect student‑level data throughout the year from three types of assessments: readiness, interim/benchmark, and summative. Baseline or readiness assessments are used to determine a student’s academic strengths and weaknesses and are administered at the beginning of the school year or when a student enrolls. Interim and/or benchmark assessments are administered throughout the year to assess student mastery of the state standards and objectives. Summative assessments measure student learning at culminating points in a student’s academic career, such as the end of the semester or the end of the school year. In most cases, state tests serve as the summative assessment for schools. We provide recommendations for readiness, benchmark and interim assessments based on state standards and state assessments. In several cases charter authorizers, district partners or departments of education require specific assessments.

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

While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families, such as Strong Start, Family Success Champions and Advisors. To monitor student learning progress during the school year, we are using multiple equivalent assessments at the lesson, unit and semester level. This is intended to ensure that our measurement is reliable and valid. We provide more synchronous sessions for at risk students based on data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

In furtherance of our goal to improve academic performance, the Academic Committee of the K12 Board of Directors is charged with making recommendations to management to foster continuous improvement in academic outcomes for the public and private schools served by the Company. With input and oversight from the Academic Committee, our K12 Educational Advisory Committee (“EAC”) consists of industry experts who provide additional academic expertise and advice. The EAC met 4 times in fiscal year 2019. The members of the EAC were:

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

Our Products

We continue to invest in curriculum and technology to educate students more effectively and efficiently. Much of our investment has been in the development of improved functionality of our curriculum and systems. Areas of focus include: (i) integration and user experience—making sure that all of our systems and solutions are easy for teachers, administrators, students, and parents to use; (ii) mobile enabled products; (iii) features which personalize learning for all students we serve; (iv) courses that are flexible enough to provide assistance to struggling students; (v) reading and oral fluency scoring; (vi) alignment with state standards; and (vii) built-in tutoring and support functionality.

As school districts evolve and look for digital solutions in their classrooms, we believe that our products have applicability across a broader range of schools. We are continuing to develop new courses and materials aimed at engaging a broad spectrum of learners with potential applicability from virtual classrooms to brick-and-mortar schools.

The goal of our products is to assist teachers, schools and districts in implementing individualized education programs to better serve students. This can take a variety of forms including turnkey solutions, partnerships, vendor relationships, enterprise licenses, and purchases of curriculum and services.

Curriculum

K12 has one of the largest digital curriculum portfolios for the K‑12 online education industry. Our school customers can select from hundreds of core elementary, middle, and high school courses, as well as many state customized versions of those courses, electives, lesson guides, and offline instructional kits and materials. A single year‑long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 60 minutes, although students are able to work at their own pace to master a lesson’s objectives.

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

High School Courses

The curriculum available to high school students offers increased flexibility in course selection including a wide range of electives. These include AP courses, a diverse selection of foreign language offerings and CTE course pathways. Much like our K-8 offerings, we continue to invest in these courses to meet state standards and provide additional tools that will help remediate the problems of struggling students. For example, we are introducing a “Help Me” section that will provide additional online instruction in certain course areas at the click of the button.

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

Supplemental Courses. We offer Stride, an independent, self-paced, adaptive, game-based supplemental offering that covers math, ELA, and science. In fiscal year 2018, we acquired Big Universe, a digital library solution, that includes more than 14,000 trade books, and are making enhancements to that product, including the integration of automated reading level scoring.

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

•

Adaptive Learning:  We have developed a proprietary adaptive learning algorithm that uses ongoing practice activity and assessment results to offer suggestions on additional practice. This was added to our math and ELA courses for the 2018-19 school year. We are also launching an adaptive math engine that uses embedded assessments to determine if students need instruction in prerequisite skills up to two grades below level prior to learning the related concepts.

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

Our Services

We offer a comprehensive suite of services to students and their families as well as directly to virtual and blended public schools, traditional schools and school districts. Our services can be categorized broadly into: academic support services; and administrative and technology services.

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

We use a rigorous evaluation process for making teacher hiring recommendations to the schools we support. We generally recruit teachers who, at a minimum, are state certified and meet each state’s requirements for designation as a “Highly Qualified Teacher.” We also seek to recruit teachers who have the skill set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one‑on‑one student‑teacher and parent‑teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families. Throughout a teacher’s employment in a managed program, we provide tools for teacher management and evaluation. In most Managed Public School Programs, we have an instructional coaching program, where experienced teachers provide coaching to other teachers at the schools to help improve the quality of instruction to students.

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

Student Support Services.  We provide students attending virtual or blended public schools that we support and their families with a variety of support services as a means to help them meet their educational needs and goals, and to address any questions or concerns that students and their parents have during the course of their education. We plan and coordinate social events to offer students opportunities to meet and socialize with their school peers where practical. Finally, in connection with our high school offering, each student is assigned a homeroom teacher, and/or an advisor and a guidance counselor who assists them with academic issues, college and career planning and other support as needed.

For the school year 2018-19, most of the managed public schools we served implemented the complete Students First program. Students First is a series of programs that encompass the entire student experience, from on-boarding to personalized outreach to academic and support services for struggling students and surveys for gauging satisfaction and adapting support services for students and families in the schools.

We are also making substantial investments in our service offerings to improve student outcomes. For example, as part of our Strong Start student onboarding program, we offered a diagnostic assessment tool that a number of Managed Public School Programs have utilized to develop targeted instructional plans for new students who often start school with us before their academic records arrive.

Administrative and Technology Services

Administrative Services.  For most Managed Public School Programs, we provide a package of services whereby we take responsibility for all aspects of the administration of the schools, including the provision of online curriculum and lesson materials, monitoring academic achievement, teacher hiring recommendations and training, financial management and regulatory compliance, marketing and enrollment support, and provision of computers and curriculum materials, state testing technology, and site support as well as other required products and services.

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

Compliance and Tracking Services.  Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as applicable charter provisions or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and provide planning and implementation support for proctored state tests. Further, as we have added new schools and expanded into new states, we continue to update our compliance policies and procedures. We employ a Chief School Compliance Officer (“CSCO”) to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and makes recommendations to our managed public schools on applicable regulatory and legal developments. The CSCO provides a school compliance report semi‑annually to the Audit Committee, or more frequently on various matters as requested by the Committee.

Financial Management Services.  For the schools to which we provide administrative support services, we oversee the preparation of the annual budget and coordinate with the school’s governing body to determine its annual objectives. In addition, we implement an internal control framework, develop policies and procedures, provide accounting services and payroll administration, oversee all federal entitlement programs, and arrange for external audits and support state and local financial compliance reporting by the schools.

Facility, Operations and Technology Support Services.  We generally operate administrative offices and all other facilities on behalf of the schools to which we provide administrative support services. We provide these schools with technology infrastructure. In addition, we provide a comprehensive help desk solution for students and school staff to address their computer or other technical issues.

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K‑12 virtual and blended public schools and school districts, including those with a career orientation. These companies include Pearson PLC (Connections Academy and Advanced Academics), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Apex Learning Inc., Curriculum Associates, Achieve 3000, Weld North LLC, Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and LearnZillion, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private pay school students. Additionally, we compete with state‑administered online programs.

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

Broadly speaking, we participate in the market for K‑12 education. In states where we enter into multi-year service and product agreements with virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K‑12 virtual public schools serve only high school students; others serve the elementary and middle school students, and some serve both. There are also providers of online virtual K‑12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English‑based K‑12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus the geographic market for many of our products and services is global and indeterminate in size.

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

Over our 19 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into a personalized order to fulfill the corresponding learning kits to ship to each student. As a result, we believe we have an end‑to‑end warehousing and fulfillment operation that will cost‑effectively scale as the business grows in scope and complexity.

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

Physical Infrastructure.  We utilize leading vendors, such as Amazon Web Services, to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near‑real time data replication from our primary data center. We routinely monitor our physical infrastructure for security, availability and performance.

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

Our patent portfolio includes five U.S.-issued patents and two foreign-issued patents directed towards various aspects of our educational products and offerings. Three of the U.S.-issued patents and one of the foreign-issued patents encompass our system and methods of virtual schooling and online foreign language instruction. The other two U.S.-issued patents and other one foreign-issued patent encompass our system and method for producing, delivering and managing educational material.

We own and register the copyrights to the lessons contained in the courses that comprise our proprietary curriculum. We also have obtained federal, state and foreign registrations for numerous trademarks that are related to our offerings and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks.

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

Employees

As of June 30, 2019, we had approximately 4,550 employees, including approximately 2,000 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 2,570 teachers who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

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

REGULATION

We and the virtual and blended public schools that we serve are subject to regulation by and laws of each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, the applicable funding mechanisms for the schools and the increasing number of states with their own, unique privacy laws. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low‑income families, these schools also become subject to additional federal regulation.

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

•

Economic conditions could reduce state education funding for all public schools, the effects of which could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt mid‑year cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have agreements with 13 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.

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

As a non‑traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception of poor performance, could also lead to closure of an online public school or termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools. For example, a 2016 Nevada law expanded a charter authorizer’s ability to terminate a charter based upon academic performance or to reconstitute a school’s governing board, and a 2013 Tennessee law with academic performance criteria applying only to virtual schools.

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not‑for‑profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2018, approximately 88% of our revenue was derived from Managed Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service agreement for these schools is with the charter holder or the charter board. Non‑profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms‑length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we manage fails to maintain its tax‑exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non‑performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

Actual or alleged misconduct by current or former directors, officers, key employees or officials could make it more difficult for us to enter into new contracts or renew existing contracts.

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

As the provision of online K‑12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for‑profit education companies that own and operate post‑secondary colleges depend in significant respect on student loans provided by the federal government to cover tuition expenses, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K‑12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for‑profit management companies serving such schools subject to similar recruitment or other restrictions. In keeping with good business practices, we do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. New laws that specifically target for-profit education companies or education management organizations from operating public charter schools could also adversely affect our business, financial condition and results of operation.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways that are adverse to us and to the students who attend the school programs we administer, or they may react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business or the students enrolled in those schools. The governing boards of the schools we serve in which we hire the Principal or Head of School (“HoS”) may seek to employ their own HoS as a condition for contract renewal. This decision may potentially reduce the value of the programs they purchase from us by structurally separating the HoS from regular involvement with our virtual school management experts, employee-based professional development programs, and internal understanding of the proprietary curriculum and innovations we develop to improve academic performance. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationship with us, our ability to generate revenues consistently over time or to improve academic outcomes would be adversely affected.

Our contracts with the managed public schools we serve are subject to periodic renewal, and each year some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2019, we had contracts to provide our full range of products and services to 75 schools in 30 states and the District of Columbia under our Managed Public School Programs. A portion of these Managed Public School contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

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

The transition from a federally mandated approach for curriculum standards and assessments to individual state determinations under the ESSA may create ongoing challenges to ensure that our curriculum products align with state requirements, which could possibly cause academic performance to decline and dissatisfaction by our school customers which could limit our growth and profitability.

Under the ESSA, states will set their own curriculum standards in reading, math and science, and the federal government is prohibited from mandating or incentivizing states to adopt any set of particular standards, such as Common Core. States were also given the authority under the ESSA to craft their own assessment programs to measure the proficiency of their students for college and career readiness, and may also choose to offer already available nationally recognized assessments at the high school level, such as the SAT or ACT tests. As implementation proceeds at the state level, and use of the assessments previously developed by the Partnership for Assessment of Readiness for College and Careers (“PARCC”) and Smarter Balanced Assessment Consortium (“Smarter Balanced”) consortia continues to erode, a multitude of different standards and assessments may emerge and result in temporary misalignments of our curriculum offerings with state standards, cause academic performance to decline, create a need for additional teacher training and product investments, all of which could adversely affect our relationship with our managed public school and school district customers, financial condition, contract renewals and reputation.

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

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s offerings. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2019, we served 75 managed virtual public schools and blended schools in 30 states and the District of Columbia. Without adding additional states, our Managed Public School Program revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In our Managed Public School Programs, CRE, and Institutional businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K‑12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our CRE strategic initiatives, we will be competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, the Institutional business continues to face significant price pressure due to intense competition. In addition, some of our Managed Public School Programs could seek to transition to a self‑managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. Many of these traditional publishers, or new market entrants, have developed their own online curriculum products and teaching materials that compete directly with our Institutional business products. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well‑funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

If the teachers at any one of the public schools we serve were to unionize, we or the school authority would become subject to a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, teacher tenure and provide for restrictions on the teaching work‑day and the time devoted to online instruction delivery or communications with students, and place limitations on the flexibility to reassign or remove teachers for inadequate performance. This could result in higher school-related expenses and could impede the sustainability of, or growth in, enrollment at the school due to the loss of management flexibility and innovation. The outcome could result in higher costs to us in providing educational support and curriculum services to the school, which may adversely affect our operating margins, overall revenues and academic performance results. For example, in April 2019, a collective bargaining agreement between the California Teachers Association and the Insight school boards was ratified resulting, among other things, in an increase in instructional costs, limitations on work year and class size, teacher caseload rules, and other constraints on the flexibility provided to teachers in those Managed Public School Programs, and the ability given to charter schools generally to innovate and experiment to serve different student populations.

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

Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time‑consuming and expensive to litigate or settle. For example, a non‑practicing entity sued us alleging that our proprietary learning systems infringed three of its patents although its lawsuit was ultimately dismissed on the merits in 2014. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party’s rights. We may also have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters are located in approximately 129,000 square feet of office space in Herndon, Virginia. The facility is under a lease that expires in May 2022. In addition, we lease approximately 289,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2019 and December 2023.

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although we believe that the remaining claim in this matter lacked merit, we agreed to settle the case to avoid continued distraction and management time, and our insurance carriers agreed to pay $3.5 million into a settlement fund for the alleged class and attorneys’ fees and costs.  The Court preliminarily approved the proposed settlement on February 14, 2019, and granted the plaintiffs’ motion for final settlement approval on July 10, 2019.

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between Georgia Cyber Academy Inc. and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation.  On June 12, 2019, the AAA appointed an arbitrator.

We are presently unable to predict the outcome of this arbitration, though we do not expect that the outcome will have a material adverse effect on our financial condition or results of operations for the year ended June 30, 2019.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of July 31, 2019, there were 28 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of K12 Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of Adtalem Global Education Inc., American Public Education Inc., Career Education Corporation, Grand Canyon Education Inc., Houghton Mifflin Harcourt Company, Lincoln Educational Services Corporation, Pearson PLC, Rosetta Stone Inc., Scholastic Corporation, Strategic Education Inc., and Zovio Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2014 and tracks it through June 30, 2019. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

Total Return June 2014 - June 2019
LRN
Peer Group Index
S&P 500
Nasdaq Composite
Russell 2000
DOllar
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
6/30/2014
6/30/2015
6/30/2016
6/30/2017
6/30/2018
6/30/2019

	30-Jun-14	30-Jun-15	30-Jun-16	30-Jun-17	30-Jun-18	30-Jun-19
LRN	100	54	61	101	94	169
Peer Group Index	100	88	104	147	160	165
S&P 500	100	121	126	128	143	155
Nasdaq Composite	100	127	140	137	162	173
Russell 2000	100	121	127	119	140	139

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

Stock‑based Incentive Plan Information

The following table provides certain information as of June 30, 2019, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2019

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	1,036,017	(1)	$19.82	2,108,868	(2)

(1)	Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)	The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

Issuer Purchases of Equity Securities

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statements of operations, balance sheets and other data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three year period ended June 30, 2019, and the selected consolidated balance sheet data as of June 30, 2019 and 2018, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2016 and 2015 and selected consolidated balance sheet data as of June 30, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$1,015,752	$917,734	$888,519	$872,700	$948,294
Cost and expenses
Instructional costs and services	663,437	592,495	557,316	546,510	607,756
Selling, administrative and other operating expenses	297,350	290,446	305,617	302,205	307,730
Product development expenses	9,479	9,248	12,457	10,071	14,381
Total costs and expenses	970,266	892,189	875,390	858,786	929,867
Income from operations	45,486	25,545	13,129	13,914	18,427
Impairment of investment in Web International Education Group, Ltd.	—	—	(10,000)	—	(3,200)
Interest income (expense), net	2,761	965	1,808	(439)	(308)
Other income (expense), net	114	—	—	(178)	217
Income before income taxes, loss from equity method investments and noncontrolling interest	48,361	26,510	4,937	13,297	15,136
Income tax (expense) benefit	(10,520)	910	(5,396)	(4,746)	(5,810)
Loss from equity method investments	(632)	—	—	—	—
Net income (loss)	37,209	27,420	(459)	8,551	9,326
Add net loss attributable to noncontrolling interest	—	200	910	484	1,662
Net income attributable to common stockholders	$37,209	$27,620	$451	$9,035	$10,988

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.96	$0.70	$0.01	$0.24	$0.29
Diluted	$0.91	$0.68	$0.01	$0.23	$0.29
Weighted average shares used in computing per share amounts:
Basic	38,848,780	39,282,674	38,298,581	37,613,782	37,330,569
Diluted	40,944,800	40,637,744	39,500,934	38,850,388	37,625,425
Other Data:
Net cash provided by operating activities	$141,606	$105,446	$88,728	$121,778	$120,085
Depreciation and amortization	$71,400	$75,260	$74,280	$68,225	$83,801
Stock-based compensation expense	$16,676	$20,817	$22,598	$18,617	$21,299
Adjusted EBITDA(1)	$133,562	$121,622	$110,007	$100,755	$123,527
Capital Expenditures:
Capitalized curriculum development costs	$16,611	$9,927	$19,132	$21,627	$18,057
Purchases of property, equipment and capitalized software development costs	$31,795	$33,276	$29,092	$41,273	$43,683
New capital lease obligations(2)	$19,664	$17,414	$14,469	$10,878	$14,654
Total capital expenditures	$68,070	$60,617	$62,693	$73,778	$76,394

	As of June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$283,121	$231,113	$230,864	$213,989	$195,852
Total assets	$819,606	$741,963	$735,284	$734,055	$708,599
Current portion of capital lease obligations	$19,588	$13,353	$11,880	$13,210	$16,635
Capital lease obligations, net of current portion	$5,060	$12,665	$10,025	$9,922	$13,022
Total K12 Inc. stockholders’ equity	$633,365	$587,189	$574,346	$558,720	$536,938
Working capital(3)	$374,069	$337,790	$355,831	$322,843	$348,306

(1)

Adjusted EBITDA is defined as income (loss) from operations as adjusted for stock-based compensation and depreciation and amortization. We use Adjusted EBITDA in addition to income (loss) from operations and net income (loss) as a measure of operating performance. However, Adjusted EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

We believe Adjusted EBITDA is useful because it removes such things as stock-based compensation, which is a non-cash charge that varies based on market volatility and the terms and conditions of the awards. Adjusted EBITDA also removes depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and can provide a measure of corporate performance exclusive of capital structure and the method by which assets were acquired. Our management uses Adjusted EBITDA:

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

(2)	New capital lease obligations are primarily for student computers and related equipment.
(3)	Working capital is calculated by subtracting current liabilities from current assets.

The following table provides a reconciliation of income from operations to Adjusted EBITDA:

	Year Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Income from operations	$45,486	$25,545	$13,129	$13,914	$18,427
Stock-based compensation expense	16,676	20,817	22,598	18,616	21,299
Depreciation and amortization(4)	71,400	75,260	74,280	68,225	83,801
Adjusted EBITDA	$133,562	$121,622	$110,007	$100,755	$123,527

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2019.
•	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
•	Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring judgments and estimates.
•	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
•

Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology‑based education company and offer proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K‑12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach. Our learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business: (1) Managed Public School Programs; (2) Institutional; and (3) Private Pay Schools and Other.

K12’s career readiness education (“CRE”) initiative offers online curriculum and career services to middle and high school students, under the Destinations Career Academy (“DCA”) brand name, which can provide services to all of our lines of business. The initiative is designed to give students a head start on their career goals by providing them with content pathways toward an industry certification, college credits, and work experiences.

Managed Public School Programs	Institutional	Private Pay Schools and Other
• Virtual public schools	• Non‑managed public school programs	• Private schools —K12 International Academy
• Blended public schools	• Institutional software and services	—George Washington University Online High School
• Destinations Career Academies / Career readiness education	• Destinations Career Academies / Career readiness course offerings	—The Keystone School
• Private Destinations Career Academy (Private)

Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2018-2019 school year, we provided our Managed Public School Programs to 75 schools in 30 states and the District of Columbia. During this fiscal year, we entered into new contracts in five states to open Managed Public School Programs, auto-renewed ten agreements for schools in six states, and completed renewal negotiations in five states, with varying degrees of contract modifications. During this fiscal year, at four schools, the authorizer invoked its contractual right to not renew its respective agreements for the upcoming 2019-2020 school year and thereafter, and therefore such schools will close unless a new authorizer is found.

Our Institutional business includes Non‑managed public school programs and Institutional software and services where K12 offers curriculum, including career technical education (“CTE”) electives, and technology for full-time virtual and blended programs. In addition, we offer options whereby the school contracts with us for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services and products. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients also can assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. We work closely as a partner with school districts, public schools, charter schools, private companies, and private schools to provide them with educational solutions.  For the 2018-19 school year, we served school districts or schools in all 50 states and the District of Columbia.

Our Private Pay Schools and Other includes three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These schools are: (1) K12 International Academy and its DCA program, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers a college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience.

For the year ended June 30, 2019, revenues increased to $1,015.8 million from $917.7 million for the year ended June 30, 2018, an increase of 10.7% primarily due to our Managed Public School Programs. Over the same period, operating income increased to $45.5 million from $25.5 million for the year ended June 30, 2018, an increase of 78.4%; net income attributable to common stockholders increased to $37.2 million from $27.6 million for the year ended June 30, 2018, an increase of 34.8%; and Adjusted EBITDA, a non‑GAAP measure (see reconciliation of income from operations to Adjusted EBITDA in “Item 6—Selected Financial Data”), increased to $133.6 million from $121.6 million for the year ended June 30, 2018, an increase of 9.9%.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to stabilize, then increase over time as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than those from the Managed Public School Programs in the year ended June 30, 2019. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

Factors affecting our revenues include:

(i)	the number of enrollments;
(ii)	the mix of enrollments across grades and states;
(iii)	administrative services and curriculum sales provided to the schools and school districts;
(iv)	state or district per student funding levels and attendance requirements;
(v)	prices for our products and services;
(vi)	growth in our other customer types; and
(vii)	revenues from new initiatives, mergers and acquisitions.

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

In fiscal year 2019, total average student enrollments in Managed Public School Programs increased by 6,821 or 6.3%, to 115,561 as compared to total average student enrollments of 108,740 in fiscal year 2018. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2019 and 2018, the growth rate of our revenues exceeded the growth in our Managed Public School Programs average student enrollments primarily due to increases in the per‑pupil achieved funding, school mix (distribution of enrollments by school) and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per student. During the years ended June 30, 2019 and 2018, we had one and zero contracts, respectively, that represented 10% or more of total revenues. Approximately 88% of our revenues were derived from Managed Public School Programs during the year ended June 30, 2019.

Enrollments in Managed Public School Programs on average generate substantially more revenues than enrollments served through our Institutional business where we provide limited or no administrative services. Similarly, revenues earned per pupil across our private school programs vary. As we continue to focus on our Institutional business and increase enrollment in Private Pay Schools and Other, enrollment mix is expected to shift and may impact growth in revenues relative to the growth in enrollments.

Institutional

While Managed Public School Programs constitute the majority of our revenues, there is potential demand by public school districts, public schools and other educational institutions for more limited components of our online services and products than are used in Managed Public School Programs. Sales to those entities are conducted through our Institutional business organization. While we pursue opportunities in our Institutional business, the sector continues to experience significant competitive pricing pressures.

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

•

Hosting—Customers may host curricula themselves or license our hosted solution. We are able to track all students for customers who use our hosted solution. However, more often in large‑scale, district‑wide implementations, a customer may choose to host the curriculum, and in that case, we have no visibility of individual student usage for counting enrollments.

•

Services Menu—Instructional services may be provided and priced per‑enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

Private Pay Schools and Other

Private schools are schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three accredited private online schools at differing price points and service levels. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third‑party school may elect to enroll one of its students in a K12 private school course as a supplement to the student’s regular on‑campus instruction. In such cases, the third‑party school may pay the K12 private school tuition.

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

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we administer are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in our Institutional business and Private Pay Schools and Other business. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third‑party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

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

The Company provides an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2018, 2017 and 2016, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.4%, (0.3)%, and (0.1)%, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We write-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. We record an allowance for estimated uncollectible accounts in an amount approximating estimated losses. Actual write-offs might differ from the recorded allowance.

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

We have a valuation allowance on net deferred tax assets of $4.5 million and $4.5 million as of June 30, 2019 and 2018, respectively, for the amount that will likely not be realized.

Stock‑based Compensation

We recognize stock‑based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). The fair value of restricted stock awards is the fair market value on the date of grant. Certain restricted stock awards with a market-based performance component are valued using a Monte Carlo simulation model that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate, and expected stock price volatility over the expected life of awards. We recognize these compensation costs on a straight‑line basis over the requisite service period, which is generally the vesting period of the award.

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

Results of Operations

We operate in one operating and reportable business segment as a technology‑based education company providing proprietary and third party curriculum, software systems, and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have three lines of business: (1) Managed Public School Programs; (2) Institutional; and (3) Private Pay Schools and Other.

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

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school.  Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. Unlike Managed Public School Programs, Non‑managed Public School Programs do not offer comprehensive administrative support services, which remain the responsibility of the school district or the school customer. Rather, Non-Managed Public School Programs offer options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different. For example, the independent board of the Georgia Cyber Academy (“GCA”) has acted to engage other service providers with respect to curriculum and other managed school services for upcoming 2019-2020 school year even though our exclusive contract with GCA provides that we are to be the sole provider of those services during the upcoming school year. The student enrollment data and revenues from GCA for the 2018-2019 school year are classified under the Managed Public School Programs in the tables below. The average quarterly enrollment of students at GCA during its most recent school year was almost 10,000.  As set forth in Part I, Item 3 of this Form 10-K, on May 10, 2019 we filed a confidential arbitration demand against the Georgia Cyber Academy and its Board to seek enforcement of our exclusive contract. The types and extent of services we may end up providing to the Georgia Cyber Academy for the upcoming school year are unclear at this time.

	Year Ended June 30,			2019 / 2018		2018 / 2017
	2019	2018	2017	Change	Change %	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	115.6	108.7	103.7	6.9	6.3%	5.0	4.8%
Non-managed Public School Programs (1)	23.9	23.9	28.9	—	0.0%	(5.0)	(17.3%)

(1)	If a school changes from a Managed to a Non‑managed Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Year Ended June 30,			Change 2019 / 2018		Change 2018 / 2017
	2019	2018	2017	$	%	$	%
	(In thousands, except percentages)

Managed Public School Programs	$890,275	$780,797	$733,690	$109,478	14.0%	$47,107	6.4%
Institutional
Non-managed Public School Programs	50,623	56,784	65,362	(6,161)	(10.8%)	(8,578)	(13.1%)
Institutional Software & Services	39,330	43,852	53,709	(4,522)	(10.3%)	(9,857)	(18.4%)
Total Institutional	89,953	100,636	119,071	(10,683)	(10.6%)	(18,435)	(15.5%)
Private Pay Schools and Other	35,524	36,301	35,758	(777)	(2.1%)	543	1.5%
Total Revenues	$1,015,752	$917,734	$888,519	$98,018	10.7%	$29,215	3.3%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2019		2018		2017
	(In thousands, except percentages)
Revenues	$1,015,752	100.0%	$917,734	100.0%	$888,519	100.0%
Cost and expenses
Instructional costs and services	663,437	65.3	592,495	64.6	557,316	62.7
Selling, administrative, and other operating expenses	297,350	29.3	290,446	31.6	305,617	34.4
Product development expenses	9,479	0.9	9,248	1.0	12,457	1.4
Total costs and expenses	970,266	95.5	892,189	97.2	875,390	98.5
Income from operations	45,486	4.5	25,545	2.8	13,129	1.5
Impairment of investment in Web International Education Group, Ltd.	—	—	—	—	(10,000)	(1.1)
Interest income, net	2,761	0.3	965	0.1	1,808	0.2
Other income, net	114	0.0	—	—	—	—
Income before income taxes, loss from equity method investments and noncontrolling interest	48,361	4.8	26,510	2.9	4,937	0.6
Income tax (expense) benefit	(10,520)	(1.0)	910	0.1	(5,396)	(0.6)
Loss from equity method investments	(632)	(0.1)	—	—	—	—
Net income (loss)	37,209	3.7	27,420	3.0	(459)	(0.1)
Add net loss attributable to noncontrolling interest	—	—	200	0.0	910	0.1
Net income attributable to common stockholders	$37,209	3.7%	$27,620	3.0%	$451	0.1%

Comparison of the Years Ended June 30, 2019 and 2018

Revenues.  Our revenues for the year ended June 30, 2019 were $1,015.8 million, representing an increase of $98.1 million, or 10.7%, from $917.7 million for the year ended June 30, 2018. Managed Public School Program revenues increased $109.5 million, or 14.0%, year over year. The increase in Managed Public School Program revenues was primarily due to the 6.3% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $10.7 million, or 10.6%, primarily due to a change in mix of enrollments in our Non-managed Public School Programs where the per student rate is higher than the average, as well as a decline in software sales. Private Pay Schools and Other revenues decreased $0.8 million, or 2.1%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for year ended June 30, 2019 were $663.4 million, representing an increase of $70.9 million, or 12.0%, from $592.5 million for the year ended June 30, 2018. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 65.3% of revenues during the year ended June 30, 2019, an increase from 64.6% for the year ended June 30, 2018.

Selling, administrative, and other operating expenses.  Selling, administrative, and other operating expenses for the year ended June 30, 2019 were $297.4 million, representing an increase of $7.0 million, or 2.4% from $290.4 million for the year ended June 30, 2018. This increase was primarily due to increases in professional services, advertising and marketing expenses, partially offset by a decrease in salaries. Selling, administrative, and other operating expenses were 29.3% of revenues during the year ended June 30, 2019, a decrease from 31.6% for the year ended June 30, 2018.

Product development expenses.  Product development expenses for the year ended June 30, 2019 were

$9.5 million, representing an increase of $0.3 million, or 3.3%, from $9.2 million for the year ended June 30, 2018. The increase was primarily due to increases in salaries, benefits, and professional services. As a percentage of revenues, product development expenses decreased to 0.9% for the year ended June 30, 2019, as compared to 1.0% for the year ended June 30, 2018.

Income tax (expense) benefit.  We had an income tax expense of $10.5 million for the year ended June 30, 2019, or 22.0% of income before taxes, as compared to a benefit of $0.9 million, or (3.4%) of income before taxes for the year ended June 30, 2018.  The increase in the effective tax rate for the year ended June 30, 2019 was primarily due to the impact of the Tax Cuts and Job Act (the “Tax Act”) in the prior year.

Net income (loss).  Net income was $37.2 million for the year ended June 30, 2019, compared to $27.4 million for the year ended June 30, 2018, representing an increase of $9.8 million.

Comparison of the Years Ended June 30, 2018 and 2017

Revenues. Our revenues for the year ended June 30, 2018 were $917.7 million, representing an increase of $29.2 million, or 3.3%, from $888.5 million for the year ended June 30, 2017. Managed Public School Program revenues increased $47.1 million, or 6.4%, year over year. The increase in Managed Public School Programs revenues was primarily due to the 4.8% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Institutional revenues decreased $18.4 million, or 15.5%, primarily due to a 17.3% decrease in enrollments in our Non-managed Public Schools Programs, as well as a decline in software sales.  Private Pay Schools and Other revenues increased $0.5 million, or 1.5%, over the prior year period.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2018 were $592.5 million, representing an increase of $35.2 million, or 6.3%, from $557.3 million for the year ended June 30, 2017. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments. Instructional costs and service expenses were 64.6% of revenues during the year ended June 30, 2018, an increase from 62.7% for the year ended June 30, 2017.

Selling, administrative, and other operating expenses. Selling, administrative, and other operating expenses for the year ended June 30, 2018 were $290.4 million, representing a decrease of $15.2 million, or 5.0%, from $305.6 million for the year ended June 30, 2017. This decrease was primarily due to decreases in professional services and capitalized labor expense, along with decreases in salaries and wages associated with reductions in headcount. Selling, administrative, and other operating expenses were 31.6% of revenues during the year ended June 30, 2018, a decrease from 34.4% for the year ended June 30, 2017.

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

Income tax (expense) benefit. We had an income tax benefit of $0.9 million for the year ended June 30, 2018, or (3.4%) of income before taxes, as compared to expense of $5.4 million, or 109.3% of income before taxes for the year ended June 30, 2017.

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

Generally, deferred revenue balances related to the schools tend to be highest in the first quarter, when the majority of students enroll. Since deferred revenue is amortized over the course of the year, the balance is normally at its lowest at the end of our fiscal year. Generally, deferred revenues from virtual and blended public schools have not been a source of liquidity as most schools receive their funding over the course of the school year.

The deferred revenue related to our direct‑to‑consumer business results from advance payments for twelve month subscriptions to our online school. These advance payments are amortized over the life of the subscription and tend to be highest at the end of the fourth quarter and first quarter, when the majority of subscriptions are sold.

Liquidity and Capital Resources

As of June 30, 2019, we had net working capital, or current assets minus current liabilities, of $374.1 million. Our working capital includes cash and cash equivalents of $283.1 million and accounts receivable of $191.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2019.

We incur capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2019 and 2018, the outstanding balance of capital leases was $24.6 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%.

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

Operating Activities

Net cash provided by operating activities for the years ended June 30, 2019, 2018 and 2017 was $141.6 million, $105.4 million and $88.7 million, respectively.

Net cash provided by operating activities for the year ended June 30, 2019 was $141.6 million compared to $105.4 million for the year ended June 30, 2018. The $36.2 million increase in cash provided by operations between periods was primarily due to an increase in net income and an increase in working capital of $25.3 million. The increase in other assets and liabilities was primarily due to increases in accounts payable and accrued liabilities, as well as a decrease in inventory, prepaid expenses and other assets; partially offset by an increase in accounts receivable.

Net cash provided by operating activities for the year ended June 30, 2018 was $105.4 million compared to $88.7 million for the year ended June 30, 2017.  The $16.7 million increase in cash provided by operations between periods was primarily due to an increase in net income, partially offset by a decrease in working capital of $3.5 million. The decrease in other assets and liabilities was primarily due to decreases in payables, deferred revenue and other liabilities, partially offset by an increase in accrued compensation and benefits.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2019, 2018 and 2017 was $61.1 million, $50.5 million and $57.2 million, respectively.

Net cash used in investing activities for the year ended June 30, 2019 increased $10.6 million from the year ended June 30, 2018. This increase was primarily due to an increase in capitalized expenditures of $5.3 million and our $11.7 million investment in Tallo in the year ended June 30, 2019 compared to the $4.0 million investment in Modern Teacher and the $2.8 million investment in Big Universe in the year ended June 30, 2018.

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

Financing Activities

Net cash used in financing activities for the years ended June 30, 2019, 2018 and 2017 was $29.0 million, $52.7 million and $14.6 million, respectively.

For the year ended June 30, 2019, our cash used in financing activities consisted primarily of the payments on capital lease obligations incurred for the acquisition of student computers totaling $21.0 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $10.0 million.

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

Contractual Obligations

Our contractual obligations consist primarily of leases for office facilities and capital leases for equipment. The following summarizes our long‑term contractual obligations as of June 30, 2019, which decreased from $56.6 million as of June 30, 2018:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(In thousands)
Contractual obligations at June 30, 2019
Capital leases (1)	$25,229	$20,070	$5,159	$—	$—
Operating leases (2)	21,673	7,511	13,475	687	—
Total	$46,902	$27,581	$18,634	$687	$—

(1)	Includes interest expense.
(2)	Net of sublease income.

For the schools to which we provide administrative services, we typically take responsibility for any school operating losses that the school may incur. These individual school operating losses, if they occur, are recorded at the time as a reduction in revenues. Potential school operating losses are not included as a commitment or obligation in the above table as they cannot be determined at this time and many may not even occur.

Off‑Balance Sheet Arrangements

As of June 30, 2019, we provided guarantees of approximately $1.5 million related to lease commitments on the buildings for certain of our schools. Previously, we had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which we served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to us. Since the default occurred, we have taken steps to exit this facility and have entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, we entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2019. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recent Accounting Pronouncements

For information regarding, “Recent Accounting Pronouncements,” please refer to Note 3, “Summary of Significant Accounting Policies,” contained within our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2019 and 2018, we had cash and cash equivalents totaling $283.1 million and $231.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes, and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2019, a 1% gross increase in interest rates earned on cash would result in a $2.8 million annualized increase in interest income.

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

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of K12 Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of K12 Inc. and subsidiaries at June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 7, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Managed Public Schools Revenues

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2019, the Company’s consolidated revenues attributable to Managed Public Schools was $890.3 million. The computation of Managed Public Schools revenues generated from state sources is based upon the amount of eligible funding expected to be provided by the state in which the public school or school district is located. Total eligible funding from all sources represents the maximum value to be recognized for Managed Public School revenues and is adjusted as necessary for individual school financial deficits and surpluses.

Managed Public Schools revenues has been identified as a critical audit matter. The critical input used to calculate state eligible funding is enrollment, which is defined by the state governing authorities, varies by school and by funding metric, and often requires management to perform complex calculations including the use of significant estimates and assumptions. Assumptions and inputs used to determine enrollment figures may include withdrawal rates, new registrations, average daily attendance, special needs enrollment, student demographics, academic progress, historical completion rate, and student location among others. Changes to these inputs and assumptions could have a material impact on the amount of expected annual funding, and thus revenues recognized. Auditing enrollment figures involved especially challenging auditor judgment due to the nature and extent of audit effort required to properly address inputs within the enrollment calculations tested.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of internal controls relating to the determination of enrollment figures including the monthly review of projected student counts and review of schools’ funding calculations. These controls include review of the reasonableness of assumptions used and the appropriateness of methodologies used to determine enrollment figures pursuant to the Company’s interpretation of the states’ enrollment definitions.

•

Testing the completeness, existence, and accuracy of enrollment calculations by validating underlying student data and assumptions used as inputs through the inspection of relevant source documents including admission records, evidence of access to the learning platforms, course activity reports, and third party support.

•	Testing the Company’s computations of enrollment figures and state eligible funding through recalculating the mathematical accuracy of the calculations.
•	Performing a retrospective review of funding on a school by school basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

Accounting for Income Taxes

As described in Note 5 to the Company’s consolidated financial statements, total tax expense for the year ended June 30, 2019 was $10.5 million.

The Company’s accounting for income taxes has been identified as a critical audit matter. The Company’s tax provision processes included the following areas of complexity: (i) assessment of disallowance calculations related to executive compensation limitations, and (ii) reporting and data accumulation from various reports and schedules related to deferred tax assets and liabilities. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the appropriateness of management’s application of new and updated regulatory and legislative guidance related to the deductibility of executive compensation.
•

Testing mathematical accuracy and computation of the tax provision by re-performing or independently calculating the significant portions of the consolidated tax provision and reviewing relevant source documents supporting deferred tax assets and liabilities. Agreeing material portions of the consolidated tax provision to the audited trial balances, relevant source documents and applicable tax rates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

McLean, Virginia

August 7, 2019

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$283,121	$231,113
Accounts receivable, net of allowance of $11,766 and $12,384 at June 30, 2019 and 2018, respectively	191,639	176,319
Inventories, net	29,946	25,916
Prepaid expenses	12,643	10,278
Other current assets	12,307	10,388
Total current assets	529,656	454,014
Property and equipment, net	31,980	28,868
Capitalized software, net	51,165	55,488
Capitalized curriculum development costs, net	53,297	53,558
Intangible assets, net	14,981	17,951
Goodwill	90,197	90,197
Deposits and other assets	48,330	41,887
Total assets	$819,606	$741,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of capital lease obligations	$19,588	$13,353
Accounts payable	50,488	29,362
Accrued liabilities	20,685	14,345
Accrued compensation and benefits	41,998	36,050
Deferred revenue	22,828	23,114
Total current liabilities	155,587	116,224
Capital lease obligations, net of current portion	5,060	12,665
Deferred rent, net of current portion	2,269	3,270
Deferred tax liability	16,670	12,577
Other long-term liabilities	6,655	10,038
Total liabilities	186,241	154,774
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 45,575,236 and 44,902,567 shares issued; and 40,240,493 and 39,567,824 shares outstanding at June 30, 2019 and 2018, respectively	4	4
Additional paid-in capital	713,436	703,351
Accumulated other comprehensive loss	(40)	(252)
Retained earnings (accumulated deficit)	22,447	(13,432)
Treasury stock of 5,334,743 shares at cost at June 30, 2019 and 2018	(102,482)	(102,482)
Total stockholders’ equity	633,365	587,189
Total liabilities and stockholders' equity	$819,606	$741,963

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2019	2018	2017
	(In thousands except share and per share data)
Revenues	$1,015,752	$917,734	$888,519
Cost and expenses
Instructional costs and services	663,437	592,495	557,316
Selling, administrative, and other operating expenses	297,350	290,446	305,617
Product development expenses	9,479	9,248	12,457
Total costs and expenses	970,266	892,189	875,390
Income from operations	45,486	25,545	13,129
Impairment of investment in Web International Education Group, Ltd.	—	—	(10,000)
Interest income, net	2,761	965	1,808
Other income, net	114	—	—
Income before income taxes, loss from equity method investments and noncontrolling interest	48,361	26,510	4,937
Income tax (expense) benefit	(10,520)	910	(5,396)
Loss from equity method investments	(632)	—	—
Net income (loss)	37,209	27,420	(459)
Add net loss attributable to noncontrolling interest	—	200	910
Net income attributable to common stockholders	$37,209	$27,620	$451
Net income attributable to common stockholders per share:
Basic	$0.96	$0.70	0.01
Diluted	$0.91	$0.68	$0.01
Weighted average shares used in computing per share amounts:
Basic	38,848,780	39,282,674	38,298,581
Diluted	40,944,800	40,637,744	39,500,934

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Net income (loss)	$37,209	$27,420	$(459)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	212	(82)	123
Total other comprehensive income, net of tax	37,421	27,338	(336)
Comprehensive loss attributable to noncontrolling interest	—	200	910

Comprehensive income attributable to common stockholders	$37,421	$27,538	$574

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2016	43,184,068	$4	$675,436	$(293)	$(41,427)	(3,502,598)	$(75,000)	$558,720
Net income(1)	—	—	—	—	451	—	—	451
Foreign currency translation adjustment	—	—	—	123	—	—	—	123
Stock-based compensation expense	—	—	22,598	—	—	—	—	22,598
Exercise of stock options	425,180	—	6,953	—	—	—	—	6,953
Excess tax expense from stock-based compensation	—	—	(5,063)	—	—	—	—	(5,063)
Issuance of restricted stock awards	1,268,311	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(175,008)	—	—	—	—	—	—	—
Adjustments to redeemable noncontrolling interests to estimated redemption value	—	—	(3,245)	—	—	—	—	(3,245)
Repurchase of restricted stock for tax withholding	(376,779)	—	(6,191)	—	—	—	—	(6,191)
Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346

Adjustment related to new stock-based compensation guidance	—	—	112	—	(76)	—	—	36
Net income(1)	—	—	—	—	27,620	—	—	27,620
Foreign currency translation adjustment	—	—	—	(82)	—	—	—	(82)
Stock-based compensation expense	—	—	22,869	—	—	—	—	22,869
Purchase of treasury stock	—	—	—	—	—	(1,832,145)	(27,482)	(27,482)
Exercise of stock options	14,600	—	196	—	—	—	—	196
Vesting of performance share units, net of tax withholding	199,769	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,210,502	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(335,150)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(512,926)	—	(10,314)	—	—	—	—	(10,314)
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189

Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net income	—	—	—	—	37,209	—	—	37,209
Foreign currency translation adjustment	—	—	—	212	—	—	—	212
Stock-based compensation expense	—	—	17,013	—	—	—	—	17,013
Exercise of stock options	150,290	—	3,030	—	—	—	—	3,030
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	828,833	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(235,485)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(329,232)	—	(9,958)	—	—	—	—	(9,958)
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365

(1)

Net income excludes $0.2 million and $0.9 million for the years ended June 30, 2018 and 2017, respectively, due to the redeemable noncontrolling interest related to Middlebury Interactive Languages and LearnBop, which is reported outside of permanent equity in the accompanying consolidated balance sheets (See Note 9, “Redeemable Noncontrolling Interest”).

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities
Net income (loss)	$37,209	$27,420	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	71,400	75,260	74,280
Stock-based compensation expense	16,676	20,817	22,598
Deferred income taxes	3,693	(4,015)	(7,065)
Provision for doubtful accounts	6,325	4,089	4,512
Impairment of investment in Web International Education Group, Ltd.	—	—	10,000
Other	3,985	4,822	4,286
Changes in assets and liabilities:
Accounts receivable	(21,637)	11,987	(27,745)
Inventories, prepaid expenses, deposits and other current and long-term assets	(3,321)	(28,491)	11,343
Accounts payable	20,174	(2,336)	5,317
Accrued liabilities	8,295	(6,273)	(4,963)
Accrued compensation and benefits	5,948	6,672	(1,674)
Deferred revenue, rent and other liabilities	(7,141)	(4,506)	(1,702)
Net cash provided by operating activities	141,606	105,446	88,728
Cash flows from investing activities
Purchase of property and equipment	(5,477)	(8,743)	(2,174)
Capitalized software development costs	(26,318)	(24,533)	(26,918)
Capitalized curriculum development costs	(16,611)	(9,927)	(19,132)
Sale of long-lived assets	389	—	89
Acquisitions and investments	(13,092)	(7,274)	(9,063)
Net cash used in investing activities	(61,109)	(50,477)	(57,198)
Cash flows from financing activities
Repayments on capital lease obligations	(21,034)	(13,301)	(15,697)
Payments of contingent consideration	(1,027)	(1,819)	—
Purchase of treasury stock	—	(27,482)	—
Proceeds from exercise of stock options	3,030	196	6,953
Excess tax benefit from stock-based compensation	—	—	291
Repurchase of restricted stock for income tax withholding	(9,958)	(10,314)	(6,191)
Net cash used in financing activities	(28,989)	(52,720)	(14,644)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	(11)
Net change in cash, cash equivalents and restricted cash	51,508	2,249	16,875
Cash, cash equivalents and restricted cash, beginning of period	233,113	230,864	213,989
Cash, cash equivalents and restricted cash, end of period	$284,621	$233,113	$230,864

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$283,121	$231,113	$230,864
Other current assets (restricted cash)	500	—	—
Deposits and other assets (restricted cash)	1,000	2,000	—
Total cash, cash equivalents and restricted cash	$284,621	$233,113	$230,864

See accompanying notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach. The Company’s learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business:

•

Managed Public School Programs – programs which offer an integrated package of systems, services, products, and professional expertise that K12 administers to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services;

•

Institutional – Non-managed Public School Programs – programs which provide instruction, curriculum, supplemental courses, marketing, enrollment and other educational services where K12 does not provide primary administrative support services, and Institutional Software and Services – educational software and services provided to school districts, public schools and other educational institutions; and

•	Private Pay Schools and Other – private schools for which the Company charges student tuition and makes direct consumer sales.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company adopted this standard during the first quarter of fiscal year 2019 using the modified retrospective approach. Under this method, the Company applied ASC 606 to those contracts whose terms extend beyond July 1, 2018. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 resulted in an adjustment to decrease retained earnings by $1.3 million as of July 1, 2018.

The key impact of ASC 606 was to streamline the recognition of all revenues from the Company’s lines of businesses over the service period, including:

•	Revenues that had been previously recognized over a 10-month school year;
•	Revenues from materials, supplies and professional services that had been previously recognized upon delivery; and
•	Revenues in which the Company is the primary obligor and were recognized when expenses were incurred.

In addition, the adoption of ASC 606 impacted how the Company accounts for its sales commissions. See “Costs to Obtain a Contract with a Customer” section below.

The impact of adoption on the Company’s consolidated statements of operations for the year ended June 30, 2019 was as follows:

	Year Ended June 30, 2019
	As
	Reported	Adjustment	Amounts
	Under	due to ASC	under
	ASC 606	606	ASC 605
	(In thousands)

Revenues	$1,015,752	$(203)	$1,015,549
Selling, administrative, and other operating expenses	297,350	(263)	297,087
Income from operations	45,486	60	45,546

Net income	37,209	60	37,269
Net income attributable to common stockholders	$37,209	$60	$37,269

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The impact of adoption on the Company’s consolidated balance sheets as of June 30, 2019 was as follows:

	June 30, 2019
	As Reported	Adjustment	Amounts
	Under ASC	due to ASC	under ASC
	606	606	605
	(In thousands)

Other current assets	$12,307	$(273)	$12,034
Deposits and other assets	48,330	(629)	47,701
Total assets	819,606	(902)	818,704

Deferred revenue	22,828	(2,263)	20,565
Total liabilities	186,241	(2,263)	183,978

Retained earnings (accumulated deficit)	22,447	60	22,507
Total stockholders' equity	633,365	60	633,425

The following table presents the Company’s revenues disaggregated based on its three lines of business for the year ended June 30, 2019

Year Ended
June 30, 2019
(In thousands)

Managed Public School Programs	$890,275
Institutional
Non-managed Public School Programs	50,623
Institutional Software & Services	39,330
Total Institutional	89,953
Private Pay Schools and Other	35,524
Total Revenues	$1,015,752

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

The modified retrospective transition approach under ASU 2016-02 requires lessees to include capital and operating leases that exist at, or are entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2018-11 allows lessees to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

earnings in the period of adoption. The Company anticipates that the impact of ASC 842 will be centered around its facility leases. The Company will record a lease liability of approximately $23 million and a ROU asset of approximately $18 million. The impact on the statements of operations is expected to be immaterial.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for the Company’s fiscal year beginning July 1, 2020; however, the Company plans to early adopt this standard in the first quarter of fiscal year 2020. The Company believes that the adoption of ASU 2018-15 will not have a significant impact on its consolidated financial statements.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

Managed Public School Programs

The Company provides an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates, and for the years ended June 30, 2018, 2017 and 2016, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.4%, (0.3)%, and (0.1)%, respectively.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2019, 2018 and 2017, the Company’s revenues included a reduction for these school operating losses of $54.7 million, $66.7 million, and $61.0 million, respectively.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools. Amounts recorded as revenues for the years ended June 30, 2019, 2018 and 2017, were $342.7 million, $314.8 million and $292.0 million, respectively.

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

Concentration of Customers

During the years ended June 30, 2019, 2018 and 2017, approximately 88%, 85% and 83%, respectively, of the Company’s revenues were recognized from schools that contracted with the Company for Managed Public School Programs. During the years ended June 30, 2019, 2018 and 2017, the Company had one, zero and zero contracts, respectively, that represented greater than 10% of total revenues.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

In fiscal year 2018, the Company and Agora entered into an agreement related to its outstanding receivable of $28.7 million at June 30, 2018 to be paid over a four-year period. In addition, the term of the service agreement was extended through June 30, 2022. The Company reclassified the long-term portion of $23.2 million to deposits and other assets on the consolidated balance sheets as of June 30, 2018. The aggregate current and long-term balance as of June 30, 2019 was $25.1 million. The Company accrues interest on its long-term receivables based on contracted terms.

Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables (a contract asset) and deferred revenue (a contract liability) in the consolidated balance sheets. Accounts receivable is recorded when there is an executed customer contract and the customer is billed. The collectability of outstanding receivables is evaluated regularly by the Company and an allowance is recorded to reflect probable losses. Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed in advance of services being provided.

	June 30,	July 1,
	2019	2018
	(In thousands)

Accounts receivable	$191,639	$176,319
Unbilled receivables (included in accounts receivable)	16,189	12,143
Deferred revenue	22,828	25,580

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the year ended June 30, 2019 that was included in the opening July 1, 2018 deferred revenue balance was $23.7 million. During the year ended June 30, 2019, the Company recorded revenues of $4.1 million related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2019 was $1.5 million.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year. Accordingly, the Company will recognize revenue on a straight-line basis.

As discussed above, the Company estimates the total funds each school will receive in a particular school year and the amount of full-year school revenues and operating expenses to determine the amount of revenue the Company will receive. Enrollment is a key input to this estimate. To the extent the estimates change during the year, the cumulative impact of the change is recognized over the remaining service period.

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

Commissions related to new business are amortized over a four year life which represents the average life of customers in the institutional and private pay businesses, while commissions related to renewals greater than one year are amortized over the contract life. The current portion of deferred commissions is recorded within other current assets and the long-term portion of deferred commissions is recorded within deposits and other assets on the consolidated balance sheets. The amortization of deferred commissions is recorded as selling, administrative and other operating expenses.

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

Restricted cash consists of amounts held in escrow related to the Company’s settlement agreement with Agora. The restricted cash which is short-term in nature is included in other current assets, while the portion that is long-term is included in deposits and other assets on the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. The Company records an allowance for estimated uncollectible accounts in an amount approximating estimated losses. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2019 and 2018, $4.1 million and $5.2 million, respectively, of inventory was deemed long-term and included in deposits and other assets on the consolidated balance sheets.

The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. During the years ended June 30, 2019 and 2018, the Company increased the provision for excess and obsolete inventory by $0.6 million and $1.2 million, respectively, primarily related to inventory in excess of anticipated demand and the decision to discontinue certain products. The Company decreased the provision during the year ended June 30, 2017 by $0.3 million. The excess and obsolete inventory reserve was $4.1 million and $3.5 million at June 30, 2019 and 2018, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. In addition, during fiscal year 2017, the Company accelerated depreciation on property and equipment associated with the operating leases that were exited during that period (see Note 11, “Restructuring”). The Company recorded accelerated

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

depreciation of $2.3 million, $2.1 million and $3.5 million for the years ended June 30, 2019, 2018 and 2017, respectively, related to the leases exited and unreturned student computers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $4.1 million, $3.4 million and $3.5 million for the years ended June 30, 2019, 2018 and 2017, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $26.3 million, $24.5 million and $26.9 million for the years ended June 30, 2019, 2018 and 2017, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2019, 2018 and 2017.

During the three months ended September 30, 2017, the Company recorded an out of period adjustment related to the capitalization of software and curriculum development. The adjustment increased capitalized software development costs and capitalized curriculum development costs by $2.3 million and $0.6 million, respectively, and increased net income by $1.4 million for the year. The Company assessed the materiality of these errors on its prior quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to any of its previously issued financial statements.

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

Total capitalized curriculum development additions were $16.6 million, $9.9 million and $19.1 million for the years ended June 30, 2019, 2018 and 2017, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization charges. There were no material write‑downs of capitalized curriculum development costs for the years ended June 30, 2019, 2018 and 2017.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The redeemable noncontrolling interests are adjusted to their redeemable value at each balance sheet date. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in capital.

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite‑lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite‑lived intangible assets include trade names, acquired customers and distributors, developed technology and non‑compete agreements. Such intangible assets are amortized on a straight‑line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2019, 2018 and 2017 was $3.0 million, $3.0 million and $2.9 million, respectively. Future amortization of intangible assets is expected to be $2.9 million, $2.4 million, $2.2 million, $2.0 million and $1.4 million in the fiscal years ending June 30, 2020 through June 30, 2024, respectively and $3.8 million thereafter. As of June 30, 2019 and 2018, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the year ended June 30, 2019.

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

As of June 30, 2019, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

On October 2, 2017, the Company acquired 100% interest in Big Universe, Inc. for $3.3 million in cash and contingent consideration.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table represents goodwill additions/reductions resulting from the acquisition mentioned above during the years ended June 30, 2019, 2018 and 2017:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2016	$87.3
Adjustment to purchase price of LTS Education Systems ("LTS")	(0.1)
Balance as of June 30, 2017	$87.2
Acquisition of Big Universe, Inc.	3.0
Balance as of June 30, 2018	$90.2
Adjustments	—
Balance as of June 30, 2019	$90.2

The following table represents the balance of the Company’s intangible assets as of June 30, 2019 and 2018:

	June 30, 2019			June 30, 2018
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(9.4)	$8.2	$17.6	$(8.5)	$9.1
Customer and distributor relationships	20.5	(14.7)	5.8	20.5	(13.4)	7.1
Developed technology	3.2	(2.8)	0.4	3.2	(2.2)	1.0
Other	1.4	(0.8)	0.6	1.4	(0.6)	0.8
Total	$42.7	$(27.7)	$15.0	$42.7	$(24.7)	$18.0

Impairment of Long‑Lived Assets

Long-lived assets include property, equipment, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the year ended June 30, 2019.

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

Stock‑Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Certain restricted stock awards with a market-based performance component are valued using a Monte Carlo simulation model that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate, and expected stock price volatility over the expected life of awards. The Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $38.0 million, $37.5 million and $36.8 million for the years ended June 30, 2019, 2018 and 2017, respectively, and are included within selling, administrative, and other operating expenses in the consolidated statements of operations.

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

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2019	2018	2017
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$37,209	$27,620	$451
Weighted average common shares — basic	38,848,780	39,282,674	38,298,581
Basic net income per share	$0.96	$0.70	$0.01

Diluted net income per share computation:

Net income attributable to common stockholders	$37,209	$27,620	$451
Share computation:
Weighted average common shares — basic	38,848,780	39,282,674	38,298,581
Effect of dilutive stock options and restricted stock awards	2,096,020	1,355,070	1,202,353
Weighted average common shares — diluted	40,944,800	40,637,744	39,500,934
Diluted net income per share	$0.91	$0.68	$0.01

For the years ended June 30, 2019, 2018 and 2017, shares issuable in connection with stock options and restricted stock of 140,657, 1,026,472 and 1,965,283 respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive. As of June 30, 2019, the Company had 45,575,236 shares of common stock issued and 40,240,493 shares outstanding.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

The lease exit liability is discussed in more detail in Note 11, “Restructuring.” The Tallo, Inc. convertible note is discussed in more detail in Note 13, “Acquisitions and Investments.”

The following table summarizes certain fair value information at June 30, 2019 for assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$1,779	$—	$—	$1,779

The following table summarizes certain fair value information at June 30, 2018 for assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Lease exit liability	$2,758	$—	$—	$2,758

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2019 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Convertible note received in acquisition	$5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2018 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Contingent consideration associated with acquisitions	$1,345	$—	$—	$1,345

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2019.

	Year Ended June 30, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	June 30, 2019
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,347)	$2	$—
Convertible note received in acquisition	—	5,006	—	5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2018.

	Year Ended June 30, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	June 30, 2018
	(In thousands)
Contingent consideration associated with acquisitions	2,806	(1,319)	(142)	1,345

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2017.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

Revision to Previously Issued Financial Statements

Inventory of $5.2 million was moved to deposits and other assets on the June 30, 2018 balance sheet to correctly classify a portion of inventory as long-term. In addition, certain items in the statement of cash flows were revised to conform with current year presentations.

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2019	2018
	(In thousands)
Student computers	$43,845	$35,375
Computer software	17,999	15,313
Computer hardware	14,118	12,889
Leasehold improvements	10,364	11,779
State testing computers	7,470	6,816
Furniture and fixtures	4,058	4,127
Office equipment	1,382	1,476
	99,236	87,775
Less accumulated depreciation and amortization	(67,256)	(58,907)
	$31,980	$28,868

The Company recorded depreciation expense related to property and equipment reflected in selling, administrative and other operating expenses of $5.2 million, $5.1 million and $6.7 million during the years ended June 30, 2019, 2018 and 2017, respectively. Depreciation expense of $15.0 million, $12.4 million and $11.2 million related to computers leased to students is reflected in instructional costs and services during the years ended June 30, 2019, 2018 and 2017, respectively. Amortization expense of $0.0 million, $0.5 million and $0.6 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2019, 2018 and 2017, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

In the course of its normal operations, the Company incurs maintenance and repair expenses, which are expensed as incurred and totaled $13.7 million, $12.1 million and $11.7 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Capitalized software costs consist of the following at:

	June 30,
	2019	2018
	(In thousands)
Capitalized software	$226,503	$201,348
Less accumulated depreciation and amortization	(175,338)	(145,860)
	$51,165	$55,488

The Company recorded amortization expense of $22.3 million, $25.8 million and $25.1 million related to capitalized software reflected in instructional costs and services and $7.4 million, $9.1 million and $7.9 million reflected in selling, administrative and other operating expenses during the years ended June 30, 2019, 2018 and 2017, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2019	2018
	(In thousands)
Capitalized curriculum development costs	$156,671	$185,520
Less accumulated depreciation and amortization	(103,374)	(131,962)
	$53,297	$53,558

The Company recorded amortization expense of $18.5 million, $19.4 million and $19.9 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2019, 2018 and 2017, respectively.

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

On December 22, 2017, the Tax Cuts and Job Act (the “Tax Act”) was enacted into law which, among other provisions, reduced the U.S. statutory federal income tax rate from 35% to 21%.  The Company has included the amount for the impact of the re-measurement of the Company’s net U.S. deferred tax liabilities and the transition tax on the Company’s accumulated unremitted foreign earnings in the Company’s consolidated financial statements for the year ended June 30, 2019.

The SEC staff issued SAB No. 118 (“SAB 118”) to allow the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has included in its taxable income the provisional impact related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended June 30, 2018. During the three months ended December 31, 2018, the Company completed the analysis of the various provisions of the Tax Act and recognized immaterial adjustments to the provisional amounts. The Company included these adjustments within income tax expense from continuing operations.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2019	2018
	(In thousands)
Deferred tax assets
Net operating loss carryforward	$4,923	$5,047
Reserves	4,769	4,618
Accrued expenses	3,492	3,156
Stock compensation expense	5,992	8,293
Other assets	1,524	1,289
Deferred rent	1,056	1,502
Deferred revenue	461	673
Federal tax credits	20	20
State tax credits	363	431
Total deferred tax assets	22,600	25,029
Deferred tax liabilities
Capitalized curriculum development	(10,143)	(9,890)
Capitalized software and website development costs	(12,659)	(13,734)
Property and equipment	(5,166)	(2,573)
Returned materials	(2,643)	(2,452)
Purchased intangibles	(4,110)	(4,498)
Total deferred tax liabilities	(34,721)	(33,147)
Net deferred tax liability before valuation allowance	(12,121)	(8,118)
Valuation allowance	(4,549)	(4,459)
Net deferred tax liability	$(16,670)	$(12,577)
Reported as:
Long-term deferred tax liabilities	$(16,670)	$(12,577)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $4.5 million and $4.5 million as of June 30, 2019 and 2018, respectively, predominantly related to foreign income tax net operating losses ("NOL").

At June 30, 2019, the Company had available federal and state NOL carryforwards of $0.1 million and $0.3 million, respectively, net of valuation allowances. The federal NOLs, if unused, expire in 2020 and the state NOLs expire on various dates.

For the years ended June 30, 2019 and 2018, the Company has evaluated whether a change in the Company's ownership of outstanding classes of stock as defined in Internal Revenue Code Section 382 could prohibit or limit the Company's ability to utilize its NOLs. The Company has concluded it is more likely than not that the Company will be able to fully utilize its NOLs subject to the Section 382 limitation.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The components of the income tax (benefit) expense for the years ended June 30, 2019, 2018 and 2017 were as follows:

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Current:
Federal	$3,919	$887	$8,756
State	1,988	774	3,153
Foreign	920	1,444	552
Total current	6,827	3,105	12,461
Deferred:
Federal	3,412	(4,769)	(6,505)
State	281	754	(560)
Total deferred	3,693	(4,015)	(7,065)
Total income tax expense (benefit)	$10,520	$(910)	$5,396

The (benefit) provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2019	2018	2017
U.S. federal tax at statutory rates (1)	21.0%	28.0%	35.0%
Permanent items	2.1	0.9	7.1
Lobbying	0.4	1.2	7.2
State taxes, net of federal benefit	4.3	3.1	19.5
Research and development tax credits	(0.5)	-	(8.2)
Domestic production activities deduction	-	(0.1)	(22.9)
Change in valuation allowance	0.2	(7.2)	53.3
Effects of foreign operations	0.1	-	2.6
Reserve for unrecognized tax benefits	(2.1)	0.9	3.3
Noncontrolling interests	-	0.4	12.5
Other	(0.4)	(3.9)	(0.1)
Impact of federal tax rate reduction	-	(25.4)	-
Repatriation transition tax	-	6.4	-
Stock-based compensation	(3.1)	(7.7)	-
Provision (benefit) for income taxes	22.0%	(3.4)%	109.3%

(1)

The corporate tax rate was lowered from 35% to 21%, effective as of January 1, 2018.  Under IRC §15 which governs rate changes, fiscal year taxpayers are subject to a “blended” tax rate for tax years that include January 1, 2018.  Using the weighted average calculation, the company’s blended federal tax rate for the year ended June 30, 2018 is 28%.

The increase in the effective income tax rate for the year ended June 30, 2019 was primarily due to the impact of the Tax Act in the prior year.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2019, 2018 and 2017, the Company had $0.2 million, $0.2 million and $0.1 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2019, 2018 and 2017 were as follows:

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Balance at beginning of the year	$2,392	$2,260	$2,224
Additions for prior year tax positions	194	585	951
Additions for current year tax positions	87	8	241
Reductions for prior year tax positions	(1,128)	(461)	(1,156)
Balance at end of the year	$1,545	$2,392	$2,260

If recognized, all of the $1.5 million balance of unrecognized tax benefits as of June 30, 2019 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2015.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2013.

6. Lease Commitments

Capital Leases

The Company incurs capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2019 and 2018, the outstanding balance of capital leases (as discussed in more detail below) was $24.6 million and $26.0 million, respectively, with lease interest rates ranging from 1.97% to 4.05%. The gross carrying value of leased student computers as of June 30, 2019 and 2018 was $51.3 million and $42.2 million, respectively. The accumulated depreciation of leased student computers as of June 30, 2019 and 2018 was $31.5 million and $26.0 million, respectively.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company’s $16.0 million agreement with BALC that was executed in December 2018, was increased to $25.0 million in February 2019 and extended through December 2019 at a fluctuating rate of LIBOR plus 1.25%.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Individual leases with BALC include 12-month payment terms, a fixed rate of 4.05%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary as of June 30, 2019 of the present value of the net minimum lease payments on capital leases under the Company’s commitments:

As of June 30,	Capital Leases
(in thousands)

2020	$20,070
2021	4,819
2022	340
Total minimum payments	25,229
Less amount representing interest (imputed weighted average capital lease interest rate of 3.66%)	(581)
Net minimum payments	24,648
Less current portion	(19,588)
Present value of minimum payments, less current portion	$5,060

Operating Leases

The Company has fixed non‑cancelable operating leases with terms expiring through fiscal year 2024 for facility leases. Facility leases generally contain renewal options and certain leases provide for scheduled rate increases over the lease terms.

Rent expense was $7.2 million, $6.8 million and $6.3 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Future minimum lease payments and sublease income, under non-cancelable operating leases with initial or remaining non-cancelable lease terms of one year or more are as follows:

	Year Ended June 30,
($ in thousands)	Minimum Lease Payments	Sublease Income	Net
2020	$8,441	$(930)	$7,511
2021	8,229	(961)	7,268
2022	6,735	(528)	6,207
2023	550	—	550
2024	137	—	137
Totals	$24,092	$(2,419)	$21,673

7. Equity Transactions

The Company’s Fourth Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of June 30, 2019 or 2018.

Common Stock Repurchases

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

8. Equity Incentive Plan

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. At June 30, 2019, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 2,108,868. At June 30, 2019, there were 4,749,068 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

Stock Options

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand‑alone agreements during the years ended June 30, 2019, 2018 and 2017 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2016	2,350,175	$20.20
Granted	—	—
Exercised	(425,180)	16.35
Forfeited or canceled	(568,467)	23.12
Outstanding, June 30, 2017	1,356,528	$20.19
Granted	—	—
Exercised	(14,600)	13.45
Forfeited or canceled	(142,621)	22.71
Outstanding, June 30, 2018	1,199,307	$19.97
Granted	—	—
Exercised	(150,290)	20.16
Forfeited or canceled	(13,000)	29.82
Outstanding, June 30, 2019	1,036,017	$19.82	2.64	$11,312,871
Exercisable, June 30, 2019	1,019,822	$19.92	2.62	$11,054,860

The aggregate intrinsic value in the table above represents the total pre‑tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in‑the‑money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2019, 2018 and 2017 was $1.2 million, $0.0 million, and $1.3 million, respectively.

As of June 30, 2019, there was $0.1 million of total unrecognized compensation expense related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 0.2 years. During the years ended June 30, 2019, 2018 and 2017, the Company recognized $0.6 million, $1.2 million and $2.0 million, respectively, of stock-based compensation expense related to stock options.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2019, 2018 and 2017 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2016	2,131,790	$12.46
Granted	1,268,311	12.70
Vested	(1,084,046)	12.94
Canceled	(175,008)	12.69
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	1,210,502	16.68
Vested	(1,339,492)	12.29
Canceled	(335,150)	14.31
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	828,833	18.44
Vested	(947,703)	14.72
Canceled	(235,485)	17.40
Nonvested, June 30, 2019	1,322,552	$17.08

Performance Based Restricted Stock Awards (included above)

During the year ended June 30, 2019, 37,378 new performance based restricted stock awards were granted and 271,455 remain nonvested at June 30, 2019. During the year ended June 30, 2019, 312,383 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the year ended June 30, 2019, 18,400 of these equity incentive market based restricted stock awards vested. As of June 30, 2019, 6,800 equity incentive market based restricted stock awards remain nonvested.

Service Based Restricted Stock Awards (included above)

During the year ended June 30, 2019, 791,455 new service based restricted stock awards were granted and 1,044,297 remain nonvested at June 30, 2019. During the year ended June 30, 2019, 616,920 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2019, there was $14.4 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.5 years. The fair value of restricted stock awards granted for the years ended June 30, 2019 and 2018 was $15.3 million and $20.2 million,

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

respectively. The total fair value of shares vested for the years ended June 30, 2019 and 2018 was $20.6 million and $22.1 million, respectively. During the years ended June 30, 2019, 2018 and 2017, the Company recognized $12.3 million, $15.7 million and $16.8 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Fiscal Year 2016 LTIP

During fiscal year 2016, the Company granted PSUs under a LTIP that was driven by an academic measure and a lifetime value measure. Thirty percent of the earned award (“Tranche #1”) vested quarterly beginning November 15, 2017 and seventy percent of the earned award (“Tranche #2”) vested on August 15, 2018, in both cases dependent upon continuing service by the grantee as an employee of the Company.

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

Fiscal Year 2019 LTIP

During the third quarter of fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or $30.05 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the year ended June 30, 2019.

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

Summary of All Performance Share Units

As of June 30, 2019, there was $13.4 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 2.2 years. During the years ended June 30, 2019, 2018 and 2017, the Company recognized $3.9 million, $5.9 million and $3.8 million, respectively, of stock-based compensation expense related to PSUs.

Performance share unit activity during the years ended June 30, 2019, 2018 and 2017 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2016	1,089,602	$12.91
Granted	52,000	18.97
Vested	—	—
Canceled	(98,000)	13.45
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	12.81
Vested	(320,340)	12.62
Canceled	(152,524)	14.00
Nonvested, June 30, 2018	708,979	$13.15
Granted	2,372,241	10.61
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, June 30, 2019	2,372,241	$10.61

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred Stock Units (“DSU”)

During fiscal year 2019, the Company granted 18,258 DSUs at a weighted average grant-date fair value of $25.41. The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. The DSUs are excluded from the tables above. As of June 30, 2019, 18,258 DSUs remain nonvested.

9. Redeemable Noncontrolling Interest

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

10. Commitments and Contingencies

Litigation

In the ordinary conduct of the Company’s business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company vigorously defends these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. The Company believes, based on currently available information, that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on its business, financial condition, liquidity or results of operations.

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although the Company believes that the remaining claim in this matter lacked merit, it agreed to settle the case to avoid continued distraction and management time, and the Company’s

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

insurance carriers agreed to pay $3.5 million into a settlement fund for the alleged class and attorneys’ fees and costs.  The Court preliminarily approved the proposed settlement on February 14, 2019, and granted the plaintiffs’ motion for final settlement approval on July 10, 2019.

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between Georgia Cyber Academy Inc. and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation.  On June 12, 2019, the AAA appointed an arbitrator.

The Company is presently unable to predict the outcome of this arbitration, though it does not expect that the outcome will have a material adverse effect on our financial condition or results of operations for the year ended June 30, 2019.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

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

Off‑Balance Sheet Arrangements

As of June 30, 2019, the Company provided guarantees of approximately $1.5 million related to lease commitments on the buildings for certain of the Company’s schools. Previously, the Company had guaranteed two leases which are excluded from the number above, and discussed in more detail below. During the year ended June 30, 2017, the lessee on one of the leases in which the Company served as guarantor defaulted, and under the terms of the guarantee, the obligation was assigned to the Company. Since the default occurred, the Company has taken steps to exit this facility and entered into an agreement to sublet the space. Additionally, during the year ended June 30, 2017, the Company entered into a lease buyout agreement with the landlord on another guaranteed space to exit the lease early under the terms of the original lease (see Note 11, “Restructuring”).

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

11. Restructuring

In the third and fourth quarters of fiscal year 2017, the Company exited three facilities (which included the subleased facility above) that were no longer being utilized and entered into a lease buyout agreement (discussed above), which were subject to operating leases.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The present value of the remaining lease payments was calculated using a credit adjusted risk-free rate and estimated sublease rentals for each lease. In aggregate, during fiscal year 2017, the Company recorded an impairment of $5.4 million for the three leases. The current portion of the liability of $1.7 million was included in accrued liabilities and the long-term portion of $3.7 million was included in other long-term liabilities on the consolidated balance sheet as of March 31, 2017. In addition to the lease impairment, the Company accelerated the useful life of each lease’s property and equipment to the cease-use date and recorded accelerated depreciation of $1.4 million. The Company also wrote off the deferred rent and the liability for tenant improvements associated with each lease which resulted in income of $1.9 million. The $4.9 million net impact of these actions was recorded in selling, administrative, and other operating expenses in the consolidated statements of operations. Additionally, the lease buyout was $0.7 million and was included in instructional costs and services in the consolidated statements of operations. There were no similar charges recorded during the years ended June 30, 2019 or 2018.

The following table summarizes the activity during the year ended June 30, 2019:

		Balance at	Payments, net of	Accretion		Balance at
Description	Initial Value	June 30, 2018	sublease income	Expense	Adjustments	June 30, 2019
	(In thousands)
Lease #1	$1,652	$1,092	$(403)	$28	$—	$717
Lease #2	1,311	475	(452)	6	—	29
Lease #3	2,443	1,191	(188)	30	—	1,033
Total	$5,406	$2,758	$(1,043)	$64	$—	$1,779

12. Severance

During the years ended June 30, 2019, 2018 and 2017, the Company reduced its workforce, as well as provided severance to its former CEO pursuant to his employment agreement in the form of compensation and an acceleration of certain equity awards (fiscal year 2018 only), resulting in severance of $1.0 million, $6.3 million and $4.4 million, respectively. Included in severance expense for the years ended June 30, 2019, 2018 and 2017 is $0.1 million, $2.4 million and $1.0 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

13. Acquisitions and Investments

Investment in Tallo, Inc.

In August 2018, the Company invested $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). This investment in preferred stock that contains additional rights over common stock and has no readily determinable fair value, was recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 56% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the consolidated balance sheets.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Company continues to work with Web, and to the extent it collects in a subsequent period, the Company will record the amount collected in other income in the period received.

14. Related Party Transactions

During the years ended June 30, 2019, 2018 and 2017, the Company contributed $1.4 million, $0.3 million, and $0.5 million, respectively to The Foundation for Blended and Online Learning (“Foundation”). Additionally, the Company accrued $2.5 million for contributions to be made in subsequent years. The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation.

15. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation. The Company expensed $1.6 million, $1.4 million and $1.6 million during the years ended June 30, 2019, 2018 and 2017, respectively, under the 401(k) Plan.

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2019	2018	2017

Cash paid for interest	$1,108	$778	$750

Cash paid for taxes	$4,453	$12,210	$8,052

Supplemental disclosure of non-cash financing activities:
Property and equipment financed by capital lease obligations, including student peripherals	$19,664	$17,414	$14,469

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$167	$1,083	$—
Stock-based compensation expense capitalized on curriculum development	$170	$969	$—

Business combinations:
Current assets	$—	$209	$—
Intangible assets	—	695	—
Goodwill	—	2,983	—
Assumed liabilities	—	(734)	—
Deferred revenue	—	(361)	—

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

	Fiscal Year 2019
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2019	2019	2018	2018
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$256,314	$253,252	$254,872	$251,314
Cost and expenses
Instructional costs and services	175,863	168,260	160,329	158,985
Selling, administrative and other operating expenses	75,207	59,382	60,183	102,578
Product development expenses	2,563	2,343	1,070	3,503
Total costs and expenses	253,633	229,985	221,582	265,066
Income (loss) from operations	2,681	23,267	33,290	(13,752)
Interest income, net	1,214	754	477	316
Other income (expense), net	154	556	(789)	193
Income (loss) before income taxes, loss from equity method investments and noncontrolling interest	4,049	24,577	32,978	(13,243)
Income tax (expense) benefit	(662)	(5,842)	(9,074)	5,058
Loss from equity method investments	(70)	(273)	(192)	(97)
Net income (loss) attributable to common stockholders	$3,317	$18,462	$23,712	$(8,282)
Net income (loss) attributable to common stockholders per share:
Basic	$0.08	$0.47	$0.61	$(0.22)
Diluted	$0.08	$0.44	$0.59	$(0.22)
Weighted average shares used in computing per share amounts:
Basic	39,135,413	39,008,990	38,816,669	38,434,049
Diluted	41,667,000	41,753,323	40,325,260	38,434,049

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2018
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2018	2018	2017	2017
	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$238,874	$232,864	$217,211	$228,785
Cost and expenses
Instructional costs and services	157,087	148,878	139,163	147,367
Selling, administrative and other operating expenses	69,939	62,267	61,958	96,282
Product development expenses	1,972	2,002	2,376	2,898
Total costs and expenses	228,998	213,147	203,497	246,547
Income (loss) from operations	9,876	19,717	13,714	(17,762)
Interest income, net	430	261	39	235
Income (loss) before income taxes and noncontrolling interest	10,306	19,978	13,753	(17,527)
Income tax (expense) benefit	(959)	(6,935)	(564)	9,368
Net income (loss)	9,347	13,043	13,189	(8,159)
Add net loss attributable to noncontrolling interest	—	27	70	103
Net income (loss) attributable to common stockholders	$9,347	$13,070	$13,259	$(8,056)
Net income (loss) attributable to common stockholders per share:
Basic	$0.24	$0.33	$0.34	$(0.21)
Diluted	$0.23	$0.32	$0.33	$(0.21)
Weighted average shares used in computing per share amounts:
Basic	39,031,207	39,644,074	39,347,244	39,108,172
Diluted	39,976,593	40,766,203	40,685,667	39,108,172

SCHEDULE II

K12 INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2019, 2018 and 2017

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning	Cost and	from	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2019	$12,384,279	6,325,188	6,943,598	$11,765,869
June 30, 2018	$14,791,171	4,088,592	6,495,484	$12,384,279
June 30, 2017	$10,813,394	4,512,899	535,122	$14,791,171

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2019	$3,491,655	1,359,595	719,864	$4,131,386
June 30, 2018	$2,310,309	1,314,225	132,879	$3,491,655
June 30, 2017	$2,642,547	475,218	807,456	$2,310,309

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2019	$899,654	383,770	495,194	$788,230
June 30, 2018	$819,042	550,142	469,530	$899,654
June 30, 2017	$573,444	595,876	350,278	$819,042

(1)

A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2019, 2018 and 2017, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2019	$4,458,517	90,383	—	$4,548,900
June 30, 2018	$7,152,860	22,388	2,716,731	$4,458,517
June 30, 2017	$4,338,653	3,296,617	482,410	$7,152,860

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a‑15(d) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2019, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10‑K.

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

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited K12 Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedule listed in the accompanying index and our report dated August 7, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

McLean, Virginia

August 7, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the 2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10‑K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2019 Proxy Statement under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2019 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Director Compensation for Fiscal 2019.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2019 Proxy Statement under the captions “Certain Relationships and Related‑Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2019 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

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

4.9	Description of Common Stock (filed herewith)
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

10.8*

Form of Performance Share Unit Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10‑K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001‑33883).

10.9*

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

Exhibit No.	Description of Exhibit
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

101.INS#	XBRL Instance Document (filed herewith)
101.SCH#	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL#	XBRL Taxonomy Extension Calculation (filed herewith)
101.LAB#	XBRL Taxonomy Extension Labels (filed herewith)
101.PRE#	XBRL Taxonomy Extension Presentation (filed herewith)
101.DEF#	XBRL Taxonomy Extension Definition (filed herewith)

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

August 7, 2019	K12 INC.

	By:	/s/ NATHANIEL A. DAVIS
Name: Nathaniel A. Davis
Title: Chairman and Chief Executive Officer
August 7, 2019

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Nathaniel A. Davis, James J. Rhyu and Vincent W. Mathis, and each of them severally, his or her true and lawful attorney‑in‑fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10‑K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys‑in‑fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NATHANIEL A. DAVIS	Chairman and Chief Executive Officer (Principal Executive Officer)	August 7, 2019
Nathaniel A. Davis

/s/ JAMES J. RHYU	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2019
James J. Rhyu

/s/ AIDA M. ALVAREZ	Director	August 7, 2019
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 7, 2019
Craig R. Barrett

/s/ GUILLERMO BRON	Director	August 7, 2019
Guillermo Bron

/s/ ROBERT L. COHEN	Director	August 7, 2019
Robert L. Cohen

/s/ JOHN M. ENGLER	Director	August 7, 2019
John M. Engler

/s/ STEVEN B. FINK	Director	August 7, 2019
Steven B. Fink

/s/ ROBERT E. KNOWLING, JR.	Director	August 7, 2019
Robert E. Knowling, Jr.

/s/ LIZA McFADDEN	Director	August 7, 2019
Liza McFadden