Form 10-Q
period 2019-09-30
K12 INC
filed 2019-10-23
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

As of October 18, 2019, the Registrant had 40,955,110 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$165,944	$283,121
Accounts receivable, net of allowance of $9,561 and $11,766 at September 30, 2019 and June 30, 2019, respectively	267,690	191,639
Inventories, net	20,516	29,946
Prepaid expenses	29,871	12,643
Other current assets	14,289	12,307
Total current assets	498,310	529,656
Property and equipment, net (1)	37,253	31,980
Capitalized software, net	50,232	51,165
Capitalized curriculum development costs, net	53,495	53,297
Intangible assets, net	14,238	14,981
Goodwill	90,197	90,197
Deposits and other assets (1)	69,772	48,330
Total assets	$813,497	$819,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,204	$50,488
Accrued liabilities	18,590	20,685
Accrued compensation and benefits	18,961	41,998
Deferred revenue	25,557	22,828
Current portion of finance lease liability	22,019	19,588
Current portion of operating lease liability (1)	8,371	—
Total current liabilities	139,702	155,587
Long-term finance lease liability	3,495	5,060
Long-term operating lease liability (1)	17,048	—
Deferred tax liability	20,357	16,670
Other long-term liabilities	8,183	8,924
Total liabilities	188,785	186,241
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,290,570 and 45,575,236 shares issued; and 40,955,827 and 40,240,493 shares outstanding at September 30, 2019 and June 30, 2019, respectively	4	4
Additional paid-in capital	714,374	713,436
Accumulated other comprehensive income (loss)	99	(40)
Retained earnings	12,717	22,447
Treasury stock of 5,334,743 shares at cost at September 30, 2019 and June 30, 2019	(102,482)	(102,482)
Total stockholders’ equity	624,712	633,365
Total liabilities and stockholders' equity	$813,497	$819,606

(1) Reflects the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which the Company adopted on July 1, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2019	2018
	(In thousands except share and per share data)
Revenues	$257,121	$251,314
Instructional costs and services	169,358	158,985
Gross margin	87,763	92,329
Selling, general, and administrative expenses	107,151	106,081
Loss from operations	(19,388)	(13,752)
Interest income, net	910	316
Other income (expense), net	(8)	193
Loss before income taxes and loss from equity method investments	(18,486)	(13,243)
Income tax benefit	8,818	5,058
Loss from equity method investments	(62)	(97)
Net loss attributable to common stockholders	$(9,730)	$(8,282)
Net loss attributable to common stockholders per share:
Basic and diluted	$(0.25)	$(0.22)
Weighted average shares used in computing per share amounts:
Basic and diluted	39,288,557	38,434,049

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,
	2019	2018

Net loss	$(9,730)	$(8,282)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	139	72

Comprehensive loss attributable to common stockholders	$(9,591)	$(8,210)

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Total

Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net loss	—	—	—	—	(8,282)	—	—	(8,282)
Foreign currency translation adjustment	—	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	4,109	—	—	—	—	4,109
Exercise of stock options	687	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	722,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(122,242)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(188,804)	—	(6,072)	—	—	—	—	(6,072)
Balance, September 30, 2018	45,573,280	$4	$701,398	$(180)	$(23,044)	(5,334,743)	$(102,482)	$575,696

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net loss	$(9,730)	$(8,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,146	18,511
Stock-based compensation expense	5,522	4,024
Deferred income taxes	3,776	5,865
(Recovery of) provision for doubtful accounts	(280)	446
Other	4,141	2,932
Changes in assets and liabilities:
Accounts receivable	(75,765)	(92,584)
Inventories, prepaid expenses, deposits and other current and long-term assets	(8,942)	(5,774)
Accounts payable	(2,396)	15,998
Accrued liabilities	(266)	(398)
Accrued compensation and benefits	(23,038)	(17,321)
Operating lease liability	(2,073)	—
Deferred revenue and other liabilities	5,091	27,491
Net cash used in operating activities	(86,814)	(49,092)
Cash flows from investing activities
Purchase of property and equipment	(1,246)	(1,738)
Capitalized software development costs	(7,196)	(9,317)
Capitalized curriculum development costs	(8,528)	(6,685)
Acquisitions and investments	(1,277)	(11,652)
Net cash used in investing activities	(18,247)	(29,392)
Cash flows from financing activities
Repayments on finance lease obligations (1)	(7,460)	(3,518)
Proceeds from exercise of stock options	42	10
Repurchase of restricted stock for income tax withholding	(4,698)	(6,072)
Net cash used in financing activities	(12,116)	(9,580)
Net change in cash, cash equivalents and restricted cash	(117,177)	(88,064)
Cash, cash equivalents and restricted cash, beginning of period	284,621	233,113
Cash, cash equivalents and restricted cash, end of period	$167,444	$145,049

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$165,944	$143,049
Other current assets (restricted cash)	500	—
Deposits and other assets (restricted cash)	1,000	2,000
Total cash, cash equivalents and restricted cash	$167,444	$145,049

(1) Previously referred to as repayments on capital lease obligations.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach. The Company’s learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business:

●	Managed Public School Programs – programs which offer an integrated package of systems, services, products, and professional expertise that K12 administers to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services;
●	Institutional – Non-managed Public School Programs – programs which provide instruction, curriculum, supplemental courses, marketing, enrollment and other educational services where K12 does not provide primary administrative support services, and Institutional Software and Services – educational software and services provided to school districts, public schools and other educational institutions; and
●	Private Pay Schools and Other – private schools for which the Company charges student tuition and makes direct consumer sales.

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2019 and 2018, the condensed consolidated statements of cash flows for the three months ended September 30, 2019 and 2018, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2019, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2019.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), also known as Accounting Standards Codification Topic 842 (“ASC 842”), which supersedes most existing lease guidance under ASC Topic 840 (“ASC 840”). The core principal of ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

The most significant impact to the Company was its accounting for operating leases, which under ASC 840, were not recorded on the balance sheet. The Company reviewed its rent expense to ensure all leases were captured. The Company concluded that these leases were operating leases under ASC 842. Additionally, the Company’s capital leases under ASC 840 were reviewed and determined to be finance leases under ASC 842.

The Company adopted this standard during the first quarter of fiscal year 2020 using the modified retrospective approach. Under this method, the Company applied ASC 842 to existing leases that had commenced as of July 1, 2019. The comparative information for prior periods has not been restated and continues to be reported under ASC 840. The Company has provided the required disclosures under ASC 840 for the comparative periods. The Company elected to apply the package of practical expedients that was available upon adoption of ASC 842 to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) the initial direct costs for existing leases. The adoption of ASC 842 resulted in the recognition of a new lease liability for its operating leases of $22.7 million and a right-of-use asset of $17.7 million (net of existing deferred rent and lease impairment liabilities) on July 1, 2019.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for the Company’s fiscal year beginning July 1, 2020; however, the Company early adopted this standard in the first quarter of fiscal year 2020. As a result of the adoption, during the three months ended September 30, 2019, the Company capitalized $1.4 million of implementation costs that would have been expensed previously. These costs are included in deposits and other assets in the condensed consolidated balance sheets.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) related to the methodology for recognizing credit losses. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contracts with Customers

Revenues are principally earned from contractual agreements to provide online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools through its three lines of business; Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Under ASC 606, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

●	identify the contract, or contracts, with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to the performance obligations in the contract; and
●	recognize revenue when, or as, the Company satisfies a performance obligation.

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

The Company generates revenues under contracts with virtual and blended public schools and include the following components, where required:

●	providing each of a school’s students with access to the Company’s online school and lessons;
●	offline learning kits, which include books and materials to supplement the online lessons;
●	the use of a personal computer and associated reclamation services;
●	internet access and technology support services;
●	instruction by a state-certified teacher; and
●	management and technology services necessary to support a virtual public or blended school. In certain contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2019 and 2018.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2019 and 2018, the Company’s revenues included a reduction for these school operating losses of $16.3 million and $17.3 million, respectively.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools. Amounts recorded as revenues for the three months ended September 30, 2019 and 2018 were $85.5 million and $88.3 million, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three months ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)	(In thousands)

Managed Public School Programs	$227,534	$220,543

Institutional
Non-managed Public School Programs	9,574	11,405
Institutional Software & Services	11,354	11,094
Total Institutional	20,928	22,499
Private Pay Schools and Other	8,659	8,272
Total Revenues	$257,121	$251,314

Concentration of Customers

During the three months ended September 30, 2019 and 2018, the Company had one contract that represented greater than 10% of total revenues.

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

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,
	2019	2019
	(In thousands)

Accounts receivable	$267,690	$191,639
Unbilled receivables (included in accounts receivable)	15,272	16,189
Deferred revenue	25,557	22,828
Deferred revenue, long-term (included in other long-term liabilities)	1,956	—

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2019 that was included in the opening July 1, 2019 deferred revenue balance was $11.2 million. The amount of revenue recognized during the three months ended September 30, 2018 that was included in the opening July 1, 2018 deferred revenue balance was $11.8 million.

During the three months ended September 30, 2019 and 2018, the Company recorded revenues of $0.4 million and a reduction in revenues of $0.6 million, respectively, related to performance obligations satisfied in prior periods.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2019 was $2.0 million.

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2019 and June 30, 2019, $4.0 million and $4.1 million, respectively, of inventory was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.0 million and $4.1 million at September 30, 2019 and June 30, 2019, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under capital lease). Amortization of assets capitalized under capital lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The Company determines the lease term in accordance with ASC 842.

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended September 30, 2019 and 2018 was $5.1 million and $5.6 million, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $2.5 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $7.2 million and $9.3 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for the three months ended September 30, 2019 and 2018 was $6.9 million and $7.7 million, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Total capitalized curriculum development additions were $8.5 million and $6.7 million for the three months ended September 30, 2019 and 2018, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended September 30, 2019 and 2018 was $4.4 million and $4.5 million, respectively.

Leases

The Company’s principal leasing activities include student computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

Under ASC 842, for a lessee, leases are classified as operating leases unless they meet any of the criteria below to be classified as a finance lease:

●	the lease transfers ownership of the asset at the end of the lease;
●	the lease grants an option to purchase the asset which the lessee is expected to exercise;
●	the lease term reflects a major part of the asset’s economic life;
●	the present value of the lease payments equals or exceeds the fair value of the asset; or
●	the asset is specialized with no alternative use to the lessor at the end of the term.

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 1 to 3-year payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company pledges the assets financed to secure the outstanding leases.

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 10 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and the Company concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability.

Discount Rate

Under ASC 842, the present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease.

The Company utilizes its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate is collateralized and its term reflects a similar term of the remaining lease payments of the Company’s largest

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

operating lease. As of the adoption date, the incremental borrowing rate was 3.86%. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

Policy Elections

Short-term Leases

The Company has elected as an on-going accounting policy election not to apply ASC 842 to short-term facility leases of 12 months or less. By making this election, the Company will not record a right-of-use asset or lease liability at the commencement of the lease, and will continue to expense its lease payments on a straight-line basis over the lease term. The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2019 and 2018 was $0.7 million and $0.7 million, respectively. Future amortization of intangible assets is expected to be $2.1 million , $2.4 million, $2.2 million, $2.0 million, and $1.4 million in the fiscal years ending June 30, 2020 through June 30, 2024, respectively and $3.8 million thereafter.  At September 30, 2019 and June 30, 2019, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the three months ended September 30, 2019 and 2018.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. During the year ended June 30, 2019, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required. During the three months ended September 30, 2019 and 2018, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2019 and June 30, 2019:

	September 30, 2019			June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(9.6)	$8.0	$17.6	$(9.4)	$8.2
Customer and distributor relationships	20.5	(15.1)	5.4	20.5	(14.7)	5.8
Developed technology	3.2	(2.9)	0.3	3.2	(2.8)	0.4
Other	1.4	(0.9)	0.5	1.4	(0.8)	0.6
Total	$42.7	$(28.5)	$14.2	$42.7	$(27.7)	$15.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the three months ended September 30, 2019 and 2018.

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

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values. The lease exit liability is discussed in more detail in Note 9, “Restructuring.” The Tallo, Inc. convertible note is discussed in more detail in Note 10, “Acquisitions and Investments.”

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2019 – see Note 9, “Restructuring.”

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

The following table summarizes certain fair value information at September 30, 2019 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Convertible note received in acquisition	$5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2019 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains/(Losses)	September 30, 2019
	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended September 30, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains/(Losses)	September 30, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(200)	$2	$1,147

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2019	2018
	(In thousands except share and per share data)
Basic and diluted net loss per share computation:

Net loss attributable to common stockholders	$(9,730)	$(8,282)
Weighted average common shares — basic	39,288,557	38,434,049
Weighted average common shares — diluted	39,288,557	38,434,049
Basic and diluted net loss per share	$(0.25)	$(0.22)

For the three months ended September 30, 2019 and 2018, 122,400 and 2,028,846 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive.  As of September 30, 2019, the Company had 46,290,570 shares issued and 40,955,827 shares outstanding.

Revision to Previously Issued Financial Statements

The Company has corrected the unaudited condensed consolidated statements of cash flows for the three, six, and nine month periods previously disclosed in the 2019 Form 10-Q’s to correct cash flows resulting from changes in accounts receivable and deferred revenue and other liabilities. The revisions are a result of an adjustment to the unaudited condensed consolidated balance sheets as of September 30, 2018, December 31, 2018, and March 31, 2019 to correct the overstatement of accounts receivable and deferred revenue as of each respective date. The adjustments had no impact on the consolidated balance sheet as of June 30, 2019, the consolidated statement of cash flows for the year ended June 30, 2019 or any consolidated statements of operations (audited or unaudited) reported in fiscal year 2019.

	Three Months Ended September 30, 2018			Six Months Ended December 31, 2018			Nine Months Ended March 31, 2019			Year Ended June 30, 2019
	As Previously		As Currently	As Previously		As Currently	As Previously		As Currently
	Reported	Adjustment	Reported	Reported	Adjustment	Reported	Reported	Adjustment	Reported	Adjustment
	(In thousands)

Changes in assets and liabilities:
Accounts receivable	$(107,930)	$15,346	$(92,584)	$(64,116)	$11,942	$(52,174)	$(65,147)	$6,421	$(58,726)	$—
Deferred revenue and other liabilities	42,837	(15,346)	27,491	24,795	(11,942)	12,853	24,510	(6,421)	18,089	—

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Additionally, certain previous year amounts have been reclassified to conform with current year presentations, as related to the impact of the adoption of ASC 842 and the Company’s presentation of deferred rent as a separate line item on the condensed consolidated balance sheet as of June 30, 2019. Deferred rent is now included in other long-term liabilities.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2019 and 2018, the Company’s effective income tax rate was 47.5% and 37.9%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2019  and  June 30, 2019, the finance lease liability (“capital leases” as of June 30, 2019) was $25.5 million and $24.6 million, respectively, with interest rates ranging from 1.97% to 4.05%. As of September 30, 2019 and June 30, 2019, the balance of the associated right-of-use assets (“student computers” as of June 30, 2019) was $22.5 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company executed an agreement with BALC in February 2019 for $25.0 million to provide financing for its leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 3.28% to 4.05%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary as of September 30, 2019 (under ASC 842) and June 30, 2019 (under ASC 840), respectively, of the present value of the minimum lease payments on finance leases under the Company’s commitments:

	September 30, 2019	June 30, 2019
	(in thousands)

2020	$18,749	$20,070
2021	6,937	4,819
2022	340	340
Total minimum payments	26,026	25,229
Less: imputed interest	(512)	(581)
Finance lease liability	25,514	24,648
Less: current portion of finance lease liability	(22,019)	(19,588)
Long-term finance lease liability	$3,495	$5,060

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  September 30, 2019 and June 30, 2019, the operating lease liability was $25.4 million and zero, respectively. As of September 30, 2019 and June 30, 2019, the balance of the associated right-of-use assets was $20.9 million and zero, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 7 years that expire through fiscal year 2026 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86%.

The following is a summary as of September 30, 2019 (under ASC 842) and June 30, 2019 (under ASC 840), respectively of the present value of the minimum lease payments on operating leases under the Company’s commitments:

	September 30, 2019	June 30, 2019
	(in thousands)

2020	$6,853	$8,441
2021	9,232	8,229
2022	7,771	6,735
2023	1,570	550
2024	1,039	137
Thereafter	615	—
Total minimum payments	27,080	$24,092
Less: imputed interest	(1,661)
Operating lease liability	25,419
Less: current portion of operating lease liability	(8,371)
Long-term operating lease liability	$17,048

The Company is subleasing two of its facilities through June 2021 and May 2022. The following is a summary as of September 30, 2019 and June 30, 2019, respectively, of the sublease income:

	September 30, 2019	June 30, 2019
	(in thousands)

2020	$716	$930
2021	955	961
2022	509	528
Total sublease income	$2,180	$2,419

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three months ended September 30, 2019:

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three months ended
	September 30, 2019

Lease cost

Finance lease cost:
Amortization of right-of-use assets	$3,945
Interest on lease liabilities	203
Operating lease cost	1,607
Short-term lease cost	389
Sublease income	(188)
Total lease cost	$5,956

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,073)
Financing cash flows from finance leases	(7,460)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,446
Right-of-use assets obtained in exchange for new operating lease liabilities	4,847
Weighted-average remaining lease term - finance leases	1.10	yrs.
Weighted-average remaining lease term - operating leases	3.21	yrs.
Weighted-average discount rate - finance leases	3.54%
Weighted-average discount rate - operating leases	3.86%

6.   Equity Incentive Plan

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the Plan, the following types of shares go back into the pool of shares available for issuance:

●	unissued shares related to forfeited or cancelled restricted stock and stock options from Plan awards and Prior Plan awards (that were outstanding as of the Effective Date); and

●	shares tendered to satisfy the tax withholding obligation related to the vesting of restricted stock (but not stock options).

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of September 30, 2019, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,381,835. As of September 30, 2019, there were 5,211,706 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity including stand-alone agreements during the three months ended September 30, 2019 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2019	1,036,017	$19.82
Granted	—	—
Exercised	(2,500)	16.90
Forfeited or canceled	—	—
Outstanding and exercisable, September 30, 2019	1,033,517	$19.83	2.38	$7,568,280

The total intrinsic value of options exercised during each of the three months ended September 30, 2019 and 2018 was $0.0 million. During the three months ended September 30, 2019 and 2018, the Company recognized $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to stock options.

Restricted Stock Awards

Restricted stock award activity during the three months ended September 30, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	918,702	28.12
Vested	(433,673)	15.09
Canceled	(34,090)	20.96
Nonvested, September 30, 2019	1,773,491	$23.21

Performance Based Restricted Stock Awards (included above)

During the three months ended September 30, 2019, 499,818 new performance based restricted stock awards were granted and 567,433 remain nonvested at September 30, 2019. During the three months ended September 30, 2019, 203,538 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Included above are 358,294 performance based restricted stock awards that were granted to the Company’s CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however the first two-thirds of the award will not vest until fiscal year 2021. The remaining one-third will vest in fiscal year 2022, if achieved. Additionally, if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate, is met over the three-year life of the award. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the free cash flow targets will be met each year.

Included above are 141,524 performance based restricted stock awards that were granted to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2020. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at target for fiscal year 2020.

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the three months ended September 30, 2019, the remaining 6,800 equity incentive market based restricted stock awards vested.

Service Based Restricted Stock Awards (included above)

During the three months ended September 30, 2019, 418,884 new service based restricted stock awards were granted and 1,206,058 remain nonvested at September 30, 2019. During the three months ended September 30, 2019, 223,335 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2019, there was $35.7 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years. The fair value of restricted stock awards granted for the three months ended September 30, 2019 and 2018 was $25.8 million and $12.5 million, respectively. The total fair value of shares vested for the three months ended September 30, 2019 and 2018 was $11.9 million and $8.7 million, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized $4.0 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Fiscal Year 2019 LTIP

During fiscal year 2019 and first quarter of fiscal year 2020, the Company granted 278,135 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $8.3 million, or a weighted average grant-date fair value of $29.95 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the three months ended September 30, 2019.

Fiscal Year 2019 SPP

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted average grant-date fair value of $8.18 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and will be amortized on a straight-line basis over the vesting period.

Summary of All Performance Share Units

As of September 30, 2019, there was $11.8 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 2.0 years. During the three months ended September 30, 2019 and 2018, the Company recognized $1.6 million and $0.1 million, respectively, of stock-based compensation expense related to PSUs.

Performance share unit activity during the three months ended September 30, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	14,199	28.17
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2019	2,386,440	$10.71

Deferred Stock Units (“DSU”)

During fiscal year 2019, the Company granted 18,258 DSUs at a weighted average grant-date fair value of $25.41 per share. The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. The DSUs are excluded from the tables above. As of September 30, 2019, 18,258 DSUs remain nonvested.

7.   Related Party Transactions

During fiscal years 2020 and 2019, the Company contributed to The Foundation for Blended and Online Learning (“Foundation”). The Foundation is a related party as an executive officer of the Company serves on the Board of the Foundation. For the three months ended September 30, 2019 and 2018, contributions made by the Company to the Foundation were $0.4 million and $0.6 million, respectively. The amounts shown for fiscal year 2020 were accrued in fiscal year 2019, and as of September 30, 2019, $2.0 million remains outstanding.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

On July 20 and September 15, 2016, two securities class action lawsuits—captioned Babulal Tarapara v. K12 Inc., et al., Case No. 3:16-cv-04069, and Gil Tuinenburg v. K12 Inc., et al., Case No. 3:16-cv-05305, respectively—were filed against the Company, two of its officers and one of its former officers in the United States District Court for the Northern District of California. On October 6, 2016, the Court consolidated the cases and recaptioned the matter as In Re K12 Inc. Securities Litigation, Master File No. 4:16-cv-04069-PJH.  On August 30, 2017, the Court dismissed the plaintiffs’ claims alleging false or misleading statements and omissions related to Scantron results and the quality and effectiveness of K12’s academic services and offerings. On September 5, 2018, and as a result of a Court ordered mediation, the parties reached an agreement in principle to settle the remaining claim concerning disclosure of a notice of non-automatic renewal of a managed school contract. Although the Company believes that the remaining claim in this matter lacked merit, it agreed to settle the case to avoid continued distraction and management time, and the Company’s insurance carriers agreed to pay $3.5 million into a settlement fund for the alleged class and attorneys’ fees and costs.  The Court preliminarily approved the proposed settlement on February 14, 2019, and granted the plaintiffs’ motion for final settlement approval on July 10, 2019.

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation. On June 12, 2019, the AAA appointed an arbitrator. The arbitration proceedings are continuing, and discovery is ongoing.

The Company is presently unable to predict the outcome of this arbitration, though it does not expect that the outcome will have a material adverse effect on our financial condition or results of operations.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreement with the Company’s Chairman and Chief Executive Officer with an amended extended term to September 30, 2022, all other agreements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company provided guarantees of approximately $1.4 million related to lease commitments on the buildings for certain of the Company’s schools.

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

9.   Restructuring

In the third quarter of fiscal year 2017, the Company exited three facilities that were no longer being utilized, which were subject to operating leases. In aggregate, during fiscal year 2017, the Company recorded an impairment of $5.4 million for the three leases. As part of the adoption of ASC 842, the lease impairment liability of $1.8 million as of June 30, 2019 was offset against the right-of-use asset.

10.   Acquisition and Investments

Investments in Limited Partnerships

During the fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. As of September 30, 2019, the Company has contributed an aggregate $2.7 million to these funds: $1.5 million is recorded at cost and will be adjusted, as necessary, for impairment; and $1.2 million is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheet.

Investment in Tallo, Inc.

In August 2018, the Company invested $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). This investment in preferred stock that contains additional rights over common stock and has no readily determinable fair value, was recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 56% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the condensed consolidated balance sheets.

11.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Cash paid for interest	$203	$263

Cash paid for taxes	$2,168	$541

Right-of-use assets obtained as a result of the adoption of ASC 842	$17,652	$—

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$6,446	$15,192

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$27	$31
Stock-based compensation expense capitalized on curriculum development	$45	$54

(1) Previously referred to as property and equipment financed by capital lease obligations, including student peripherals.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, which we refer to as our Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2019.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
● Virtual public schools	● Non-managed public school programs	● Private schools —K12 International Academy
● Blended public schools	● Institutional software and services	—George Washington University Online High School
● Destinations Career Academies / Career readiness education	● Destinations Career Academies / Career readiness course offerings	—The Keystone School
● Private Destinations Career Academy (Private)

Managed Public School Programs accounted for approximately 88% of our revenues during the three months ended September 30, 2019. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well. We provided our Managed Public School Programs to 76 schools in 30 states and the District of Columbia.

Our Institutional business includes Non-managed public school programs and Institutional software and services where K12 offers curriculum, including career technical education (“CTE”) electives, and technology for full-time virtual and blended programs. In addition, we offer options whereby the school contracts with us for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services and products. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients also can assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. We work closely as a partner with school districts, public schools, charter schools, private companies, and private schools to provide them with educational solutions.  For the 2018-19 school year, we served school districts or schools in all 50 states and the District of Columbia.

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

For the three months ended September 30, 2019, revenues increased to $257.1 million from $251.3 million in the prior year, an increase of 2.3%. Over the same period, operating loss increased to $19.4 million, from $13.8 million in the prior year, an increase of 40.6%. Net loss to common stockholders was $9.7 million, as compared to $8.3 million in the prior year, an increase of 16.9%.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions about future events that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies are disclosed in our Annual Report. Other than leases (discussed below), there have been no significant updates to our critical accounting policies disclosed in our Annual Report.

Leases

The Company’s principal leasing activities include student computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 1 to 3-year payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company pledges the assets financed to secure the outstanding leases.

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 10 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and the Company concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability.

Discount Rate

For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. Based on its current population of operating lease liabilities, a 1% change in the incremental borrowing rate would result in a $0.5 million change in the initial present value of the operating lease liability.

Results of Operations

We have three lines of business: (1) Managed Public School Programs; (2) Institutional; and (3) Private Pay Schools and Other.

Enrollment Data

The following table sets forth total enrollment data for students in our Managed Public School Programs and Non-managed Public School Programs. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. Unlike Managed Public School Programs, Non-managed Public School Programs do not offer comprehensive administrative support services, which remain the responsibility of the school district or the school customer. Rather, Non-Managed Public School Programs offer options whereby the school can contract for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services. Enrollments in Managed Public School Programs on average generate more revenues than enrollments served through our Institutional business where we provide limited or no management services. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different. For example, the independent board of the Georgia Cyber Academy (“GCA”) has acted to engage other service providers with respect to curriculum and other managed school services for the 2019-2020 school year even though our exclusive contract with GCA provides that we are to be the sole provider of those services during the school year. The student enrollment data and revenues from GCA for the 2018-2019 school year are classified under the Managed Public School Programs in the tables below. The average quarterly enrollment of students at GCA during its most recent school year was almost 10,000. As set forth in Part I, Item 3 of the

Form 10-K filed on August 7, 2019, on May 10, 2019 we filed a confidential arbitration demand against GCA and its Board to seek enforcement of our exclusive contract. We continue to provide limited products and services to GCA and we are receiving a minimal amount of revenue for those products and services. The types and extent of services we may end up providing to GCA for the current school year are unclear at this time.

	Three Months Ended
	September 30,		2019 / 2018
	2019	2018	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	122.3	118.8	3.5	2.9%
Non-managed Public School Programs (1)	15.6	23.8	(8.2)	(34.5%)
(1)	If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments reported for the first quarter are equal to the official count date number, which is the first Wednesday of October in a year, or October 2, 2019 for the first quarter of fiscal year 2020 and October 3, 2018 for the first quarter of fiscal year 2019.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Three Months Ended
	September 30,		Change 2019 / 2018
	2019	2018	$	%
	(In thousands, except percentages)

Managed Public School Programs	$227,534	$220,543	$6,991	3.2%
Institutional
Non-managed Public School Programs	9,574	11,405	(1,831)	(16.1%)
Institutional Software & Services	11,354	11,094	260	2.3%
Total Institutional	20,928	22,499	(1,571)	(7.0%)
Private Pay Schools and Other	8,659	8,272	387	4.7%
Total Revenues	$257,121	$251,314	$5,807	2.3%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2019		2018

Revenues	$257,121	100.0%	$251,314	100.0%
Instructional costs and services	169,358	65.9	158,985	63.3
Gross margin	87,763	34.1	92,329	36.7
Selling, general, and administrative expenses	107,151	41.7	106,081	42.2
Loss from operations	(19,388)	(7.5)	(13,752)	(5.5)
Interest income, net	910	0.4	316	0.1
Other income (expense), net	(8)	(0.0)	193	0.1
Loss before income taxes and loss from equity method investments	(18,486)	(7.2)	(13,243)	(5.3)
Income tax benefit	8,818	3.4	5,058	2.0
Loss from equity method investments	(62)	(0.0)	(97)	(0.0)
Net loss attributable to common stockholders	$(9,730)	(3.8)%	$(8,282)	(3.3)%

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues.  Our revenues for the three months ended September 30, 2019 were $257.1 million, representing an increase of $5.8 million, or 2.3%, from $251.3 million for the same period in the prior year. Managed Public School Program revenues increased $7.0 million, or 3.2%, year over year. The increase in Managed Public School Program revenues was primarily due to the 2.9% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $1.6 million, or 7.0%, primarily due to a 34.5% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues increased $0.4 million, or 4.7%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2019 were $169.4 million, representing an increase of $10.4 million, or 6.5%, from $159.0 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments.  Instructional costs and services expenses were 65.9% of revenues during the three months ended September 30, 2019, an increase from 63.3% for the three months ended September 30, 2018.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2019 were $107.2 million, representing an increase of $1.1 million, or 1.0% from $106.1 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs.  Selling, general, and administrative expenses were 41.7% of revenues during the three months ended September 30, 2019, a decrease from 42.2% for the three months ended September 30, 2018.

Income tax benefit.  We had an income tax benefit of $8.8 million for the three months ended September 30, 2019, or 47.5% of loss before income taxes, as compared to $5.1 million, or 37.9% of loss before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended September 30, 2019 was primarily due to an increase in the amount of non-deductible compensation.

Net loss.  Net loss was $9.7 million for the three months ended September 30, 2019, compared to $8.3 million for the same period in the prior year, representing an increase of $1.4 million.

Liquidity and Capital Resources

As of September 30, 2019, we had net working capital, or current assets minus current liabilities, of $358.6 million. Our working capital includes cash and cash equivalents of $165.9 million and accounts receivable of $267.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2019.

We incur capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2019 and June 30, 2019, the outstanding balance of capital leases was $25.5 million and $24.6 million, respectively, with lease interest rates ranging from 1.97% to 4.05%.

Individual leases with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed an agreement with BALC in February 2019 for $25.0 million to provide financing for our leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 3.28% to 4.05%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2019 was $86.8 million compared to $49.1 million for the three months ended September 30, 2018. The increase of $37.7 million in cash used in operations between periods was primarily due to changes in accounts receivable and accounts payable.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2019 was $18.2 million compared to $29.4 million for the three months ended September 30, 2018, a decrease of $11.2 million. The decrease is primarily due to the investment in Tallo, Inc. (FKA Stem Premier, Inc.) in August 2018.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2019 was $12.1 million compared to $9.6 million during the three months ended September 30, 2018, an increase of $2.5 million. The increase is primarily due to an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $4.0 million, partially offset by a decrease in the repurchase of restricted stock for income tax withholding of $1.4 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of September 30, 2019, we provided guarantees of approximately $1.4 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2019 and June 30, 2019, we had cash and cash equivalents totaling $165.9 million and $283.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2019, a 1% gross increase in interest rates earned on cash would result in a $1.7 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of September 30, 2019, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation. On June 12, 2019, the AAA appointed an arbitrator. The arbitration proceedings are continuing, and discovery is ongoing.

We are presently unable to predict the outcome of this arbitration, though we do not expect that the outcome will have a material adverse effect on our financial condition or results of operations.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the SEC on August 7, 2019.

Item 2.     Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits

(a)              Exhibits.

Number	Description

10.1

Second Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2019, File No. 001-33883.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ JAMES J. RHYU
Name:	James J. Rhyu
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 23, 2019