Form 10-Q
period 2019-12-31
K12 INC
filed 2020-01-28
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 16, 2020, the Registrant had 40,966,472 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$211,641	$283,121
Accounts receivable, net of allowance of $9,496 and $11,766 at December 31, 2019 and June 30, 2019, respectively	251,624	191,639
Inventories, net	20,071	29,946
Prepaid expenses	16,669	12,643
Other current assets	13,689	12,307
Total current assets	513,694	529,656
Property and equipment, net (1)	35,188	31,980
Capitalized software, net	49,259	51,165
Capitalized curriculum development costs, net	52,345	53,297
Intangible assets, net	13,495	14,981
Goodwill	90,197	90,197
Deposits and other assets (1)	72,772	48,330
Total assets	$826,950	$819,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,598	$50,488
Accrued liabilities	19,616	20,685
Accrued compensation and benefits	28,055	41,998
Deferred revenue	23,569	22,828
Current portion of finance lease liability	23,336	19,588
Current portion of operating lease liability (1)	8,496	—
Total current liabilities	133,670	155,587
Long-term finance lease liability	2,146	5,060
Long-term operating lease liability (1)	14,906	—
Deferred tax liability	16,789	16,670
Other long-term liabilities	8,343	8,924
Total liabilities	175,854	186,241
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,282,173 and 45,575,236 shares issued; and 40,947,430 and 40,240,493 shares outstanding at December 31, 2019 and June 30, 2019, respectively	4	4
Additional paid-in capital	720,451	713,436
Accumulated other comprehensive loss	(188)	(40)
Retained earnings	33,311	22,447
Treasury stock of 5,334,743 shares at cost at December 31, 2019 and June 30, 2019	(102,482)	(102,482)
Total stockholders’ equity	651,096	633,365
Total liabilities and stockholders' equity	$826,950	$819,606

(1) Reflects the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which the Company adopted on July 1, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In thousands except share and per share data)
Revenues	$257,559	$254,872	$514,680	$506,186
Instructional costs and services	167,470	160,329	336,828	319,314
Gross margin	90,089	94,543	177,852	186,872
Selling, general, and administrative expenses	59,784	61,253	166,935	167,334
Income from operations	30,305	33,290	10,917	19,538
Interest income, net	441	477	1,351	793
Other income (expense), net	365	(789)	357	(596)
Income before income taxes and loss from equity method investments	31,111	32,978	12,625	19,735
Income tax expense	(10,392)	(9,074)	(1,574)	(4,016)
Loss from equity method investments	(125)	(192)	(187)	(289)
Net income attributable to common stockholders	$20,594	$23,712	$10,864	$15,430
Net income attributable to common stockholders per share:
Basic	$0.52	$0.61	$0.28	$0.40
Diluted	$0.52	$0.59	$0.27	$0.38
Weighted average shares used in computing per share amounts:
Basic	39,450,017	38,816,669	39,369,287	38,625,359
Diluted	39,973,933	40,325,260	40,692,822	40,178,555

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Net income	$20,594	$23,712	$10,864	$15,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(287)	121	(148)	193

Comprehensive income attributable to common stockholders	$20,307	$23,833	$10,716	$15,623

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712
Net income	—	—	—	—	20,594	—	—	20,594
Foreign currency translation adjustment	—	—	—	(287)	—	—	—	(287)
Stock-based compensation expense	—	—	6,256	—	—	—	—	6,256
Exercise of stock options	500	—	6	—	—	—	—	6
Issuance of restricted stock awards	18,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,019)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(8,878)	—	(185)	—	—	—	—	(185)
Balance, December 31, 2019	46,282,173	$4	$720,451	$(188)	$33,311	(5,334,743)	$(102,482)	$651,096

See accompanying notes to unaudited condensed consolidated financial statements.

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net income	—	—	—	—	(8,282)	—	—	(8,282)
Foreign currency translation adjustment	—	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	4,109	—	—	—	—	4,109
Exercise of stock options	687	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	722,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(122,242)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(188,804)	—	(6,072)	—	—	—	—	(6,072)
Balance, September 30, 2018	45,573,280	$4	$701,398	$(180)	$(23,044)	(5,334,743)	$(102,482)	$575,696
Net income	—	—	—	—	23,712	—	—	23,712
Foreign currency translation adjustment	—	—	—	121	—	—	—	121
Stock-based compensation expense	—	—	4,235	—	—	—	—	4,235
Exercise of stock options	51,050	—	1,025	—	—	—	—	1,025
Issuance of restricted stock awards	26,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(54,054)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(45,960)	—	(833)	—	—	—	—	(833)
Balance, December 31, 2018	45,550,316	$4	$705,825	$(59)	$668	(5,334,743)	$(102,482)	$603,956

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities
Net income	$10,864	$15,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	34,376	36,221
Stock-based compensation expense	11,699	8,164
Deferred income taxes	346	6,334
(Recovery of) provision for doubtful accounts	(344)	740
Other	7,116	3,971
Changes in assets and liabilities:
Accounts receivable	(59,650)	(52,174)
Inventories, prepaid expenses, deposits and other current and long-term assets	2,556	3,935
Accounts payable	(14,141)	(3,428)
Accrued liabilities	690	769
Accrued compensation and benefits	(13,943)	(7,930)
Operating lease liability	(4,089)	—
Deferred revenue and other liabilities	3,255	12,853
Net cash provided by (used in) operating activities	(21,265)	24,885
Cash flows from investing activities
Purchase of property and equipment	(1,338)	(1,914)
Capitalized software development costs	(12,978)	(15,263)
Capitalized curriculum development costs	(11,991)	(10,099)
Acquisitions and investments	(4,114)	(11,652)
Net cash used in investing activities	(30,421)	(38,928)
Cash flows from financing activities
Repayments on finance lease obligations (1)	(14,959)	(6,938)
Payments of contingent consideration	—	(987)
Proceeds from exercise of stock options	48	1,035
Repurchase of restricted stock for income tax withholding	(4,883)	(6,905)
Net cash used in financing activities	(19,794)	(13,795)
Net change in cash, cash equivalents and restricted cash	(71,480)	(27,838)
Cash, cash equivalents and restricted cash, beginning of period	284,621	233,113
Cash, cash equivalents and restricted cash, end of period	$213,141	$205,275

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$211,641	$203,275
Other current assets (restricted cash)	500	—
Deposits and other assets (restricted cash)	1,000	2,000
Total cash, cash equivalents and restricted cash	$213,141	$205,275

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2019 and 2018, the condensed consolidated statements of cash flows for the six months ended December 31, 2019 and 2018, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for the Company’s fiscal year beginning July 1, 2020; however, the Company early adopted this standard in the first quarter of fiscal year 2020. As a result of the adoption, during the three and six months ended December 31, 2019, the Company capitalized $2.4 million and $3.8 million, respectively, of implementation costs that would have been expensed previously. These costs are included in deposits and other assets in the condensed consolidated balance sheets.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) related to the methodology for recognizing credit losses. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and will evaluate whether to increase or decrease the allowance for doubtful accounts at the time of adoption.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2019 and 2018.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2019 and 2018, the Company’s revenues included a reduction for these school operating losses of $11.2 million and $16.7 million, respectively, and $27.5 million and $34.0 million for the six months ended December 31, 2019 and 2018, respectively.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools. Amounts recorded as revenues for the three months ended December 31, 2019 and 2018 were $83.9 million and $85.8 million, respectively, and for the six months ended December 31, 2019 and 2018 were $169.4 million and $174.1 million, respectively.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)

Managed Public School Programs	$229,576	$222,793	$457,111	$443,336

Institutional
Non-managed Public School Programs	9,045	13,217	18,619	24,622
Institutional Software & Services	10,312	9,891	21,666	20,985
Total Institutional	19,357	23,108	40,285	45,607
Private Pay Schools and Other	8,626	8,971	17,284	17,243
Total Revenues	$257,559	$254,872	$514,680	$506,186

Concentration of Customers

During the three and six months ended December 31, 2018, the Company had one contract that represented greater than 10% of total revenues. For the three and six months ended December 31, 2019, there were no contracts which exceeded 10% of total revenues.

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

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,
	2019	2019
	(In thousands)

Accounts receivable	$251,624	$191,639
Unbilled receivables (included in accounts receivable)	14,383	16,189
Deferred revenue	23,569	22,828
Deferred revenue, long-term (included in other long-term liabilities)	2,351	—

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2019 and 2018 that was included in the previous October 1st deferred revenue balance was $22.5 million and $26.3 million, respectively. The amount of revenue recognized during the six months ended December 31, 2019 and 2018 that was included in the previous July 1st deferred revenue balance was $16.1 million and $17.9 million, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the three months ended December 31, 2019 and 2018, the Company recorded revenues of $2.4 million and $1.0 million, respectively, and $2.8 million and $0.6 million, respectively, during the six months ended December 31, 2019 and 2018, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of  December 31, 2019 was $2.4 million.

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of December 31, 2019 and June 30, 2019, $3.6 million and $4.1 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.5 million and $4.1 million at December 31, 2019 and June 30, 2019, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.7 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively, and $1.3 million and $1.1 million for the six months ended December 31, 2019 and 2018, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended December 31, 2019 and 2018 was $5.4 million and $4.7 million, respectively, and $10.5 million and $10.3 million for the six months ended December 31, 2019 and 2018, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.7 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively, and $3.2 million and $3.3 million for the six months ended December 31, 2019 and 2018, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $13.0 million and $15.3 million for the six months ended December 31, 2019 and 2018, respectively. Amortization expense for the three months ended December 31, 2019 and 2018 was $6.7 million and $7.7 million, respectively, and $13.6 million and $15.4 million for the six months ended December 31, 2019 and 2018, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Total capitalized curriculum development additions were $12.0 million and $10.1 million for the six months ended December 31, 2019 and 2018, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended December 31, 2019 and 2018 was $4.4 million and $4.5 million, respectively, and $8.8 million and $9.0 million for the six months ended December 31, 2019 and 2018, respectively.

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

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 1 to 3 year payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company pledges the assets financed to secure the outstanding leases.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease.

The Company utilizes its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate is collateralized and its term reflects a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2019 and 2018 was $0.8 million and $0.8 million, respectively, and for the six months ended December 31, 2019 and 2018 was $1.5 million and $1.5 million, respectively. Future amortization of intangible assets is expected to be $1.4 million , $2.4 million, $2.2 million, $2.0 million, and $1.4 million in the fiscal years ending June 30, 2020 through June 30, 2024, respectively and $3.8 million thereafter. At December 31, 2019 and June 30, 2019, the goodwill balance was $90.2 million.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There were no such events during the three and six months ended December 31, 2019 and 2018.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangible assets with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred based on one reporting unit. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st. During the year ended June 30, 2019, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required. During the three and six months ended December 31, 2019 and 2018, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of December 31, 2019 and June 30, 2019:

	December 31, 2019			June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$17.6	$(9.9)	$7.7	$17.6	$(9.4)	$8.2
Customer and distributor relationships	20.5	(15.4)	5.1	20.5	(14.7)	5.8
Developed technology	3.2	(3.0)	0.2	3.2	(2.8)	0.4
Other	1.4	(0.9)	0.5	1.4	(0.8)	0.6
Total	$42.7	$(29.2)	$13.5	$42.7	$(27.7)	$15.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. There was no such impairment charge during the three and six months ended December 31, 2019 and 2018.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2019 – see Note 9, “Restructuring.”

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

The following table summarizes certain fair value information at December 31, 2019 for assets or liabilities measured at fair value on a recurring basis:

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2019	and Settlements	Gains/(Losses)	December 31, 2019
	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended December 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2018	and Settlements	Gains/(Losses)	December 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,147	$(1,107)	$—	$40
Convertible note received in acquisition	5,006	—	—	5,006

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Six Months Ended December 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains (Losses)	December 31, 2019
	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

	Six Months Ended December 31, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	December 31, 2018
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,307)	$2	$40
Convertible note received in acquisition	—	5,006	—	5,006

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$20,594	$23,712	$10,864	$15,430
Weighted average common shares — basic	39,450,017	38,816,669	39,369,287	38,625,359
Basic net income per share	$0.52	$0.61	$0.28	$0.40

Diluted net income per share computation:

Net income attributable to common stockholders	$20,594	$23,712	$10,864	$15,430
Share computation:
Weighted average common shares — basic	39,450,017	38,816,669	39,369,287	38,625,359
Effect of dilutive stock options and restricted stock awards	523,916	1,508,591	1,323,535	1,553,196
Weighted average common shares — diluted	39,973,933	40,325,260	40,692,822	40,178,555
Diluted net income per share	$0.52	$0.59	$0.27	$0.38

For the three months ended December 31, 2019 and 2018, 1,015,949 and 146,479 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive.  For the six months ended December 31, 2019 and 2018, 797,292 and 639,382 shares were

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

excluded, respectively. As of December 31, 2019, the Company had 46,282,173 shares issued and 40,947,430 shares outstanding.

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

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2019 and 2018, the Company’s effective income tax rate was 33.5% and 27.7%, respectively, and for the six months ended December 31, 2019 and 2018, the rate was 12.7% and 20.7%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2019  and June 30, 2019, the finance lease liability (“capital leases” as of June 30, 2019) was $25.5 million and $24.6 million, respectively, with interest rates ranging from 2.55% to 4.05%. As of December 31, 2019 and June 30, 2019, the balance of the associated right-of-use assets (“student computers” as of June 30, 2019) was $24.5 million and 19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company executed an agreement with BALC in February 2019 for $25.0 million to provide financing for its leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 3.12% to 4.05%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary as of December 31, 2019 (under ASC 842) and June 30, 2019 (under ASC 840), respectively, of the present value of the minimum lease payments on finance leases under the Company’s commitments:

	December 31, 2019	June 30, 2019
	(in thousands)

2020	$13,559	$20,070
2021	12,069	4,819
2022	340	340
Total minimum payments	25,968	25,229
Less: imputed interest	(486)	(581)
Finance lease liability	25,482	24,648
Less: current portion of finance lease liability	(23,336)	(19,588)
Long-term finance lease liability	$2,146	$5,060

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  December 31, 2019 and June 30, 2019, the operating lease liability was $23.4 million and zero, respectively. As of December 31, 2019 and June 30, 2019, the balance of the associated right-of-use assets was $19.2 million and zero, respectively. The right-of-use asset is recorded within deposits and other assets on the condensed consolidated balance sheets. Lease expense associated with the Company’s operating leases are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 7 years that expire through fiscal year 2026 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86%.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of December 31, 2019 (under ASC 842) and June 30, 2019 (under ASC 840), respectively of the present value of the minimum lease payments on operating leases under the Company’s commitments:

	December 31, 2019	June 30, 2019
	(in thousands)

2020	$4,597	$8,441
2021	9,232	8,229
2022	7,771	6,735
2023	1,570	550
2024	1,039	137
Thereafter	615	—
Total minimum payments	24,824	$24,092
Less: imputed interest	(1,422)
Operating lease liability	23,402
Less: current portion of operating lease liability	(8,496)
Long-term operating lease liability	$14,906

The Company is subleasing two of its facilities through June 2021 and May 2022. The following is a summary as of December 31, 2019 and June 30, 2019, respectively, of the sublease income:

	December 31, 2019	June 30, 2019
	(in thousands)

2020	$477	$930
2021	955	961
2022	509	528
Total sublease income	$1,941	$2,419

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and six months ended December 31, 2019:

	Three months ended	Six months ended
	December 31, 2019	December 31, 2019

Lease cost

Finance lease cost:
Amortization of right-of-use assets	$4,241	$8,186
Interest on lease liabilities	178	381
Operating lease cost	1,728	3,335
Short-term lease cost	319	707
Sublease income	(128)	(315)
Total lease cost	$6,338	$12,294

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,016)	$(4,089)
Financing cash flows from finance leases	(7,499)	(14,959)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,329	12,775
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,847
Weighted-average remaining lease term - finance leases		1.07	yrs.
Weighted-average remaining lease term - operating leases		2.99	yrs.
Weighted-average discount rate - finance leases		3.33%
Weighted-average discount rate - operating leases		3.86%

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of December 31, 2019, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,401,232. As of December 31, 2019, there were 5,174,215 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

Stock option activity including stand-alone agreements during the six months ended December 31, 2019 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2019	1,036,017	$19.82
Granted	—	—
Exercised	(3,000)	16.13
Forfeited or canceled	(10,500)	30.92
Outstanding and exercisable, December 31, 2019	1,022,517	$19.73	2.14	$2,360,633

The total intrinsic value of options exercised during the six months ended December 31, 2019 and 2018 was $0.0 million and $0.1 million, respectively. During the three months ended December 31, 2019 and 2018, the Company recognized zero and $0.1 million, respectively, of stock-based compensation expense related to stock options.  During the six months ended December 31, 2019 and 2018, the expense was $0.1 million and $0.3 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the six months ended December 31, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	936,702	27.97
Vested	(460,145)	15.22
Canceled	(52,109)	21.04
Nonvested, December 31, 2019	1,747,000	$23.29

Performance Based Restricted Stock Awards (included above)

During the six months ended December 31, 2019, 499,818 new performance based restricted stock awards were granted and 566,018 remain nonvested at December 31, 2019. During the six months ended December 31, 2019, 203,538 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the six months ended December 31, 2019, the remaining 6,800 equity incentive market based restricted stock awards vested.

Service Based Restricted Stock Awards (included above)

During the six months ended December 31, 2019, 436,884 new service based restricted stock awards were granted and 1,180,982 remain nonvested at December 31, 2019. During the six months ended December 31, 2019, 249,807 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2019, there was $31.1 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years. The fair value of restricted stock awards granted for the six months ended December 31, 2019 and 2018 was $26.2 million and $12.9 million, respectively. The total fair value of shares vested for the six months ended December 31, 2019 and 2018 was $12.4 million and $11.1 million, respectively. During the three months ended December 31, 2019 and 2018, the Company recognized $4.5 million and $3.0 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the six months ended December 31, 2019 and 2018, the expense was $8.4 million and $6.9 million, respectively.

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

Fiscal Year 2019 LTIP

During fiscal year 2019 and first quarter of fiscal year 2020, the Company granted 278,135 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $8.3 million, or a weighted average grant-date fair value of $29.95 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the three and six months ended December 31, 2019.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Summary of All Performance Share Units

As of December 31, 2019, there was $10.3 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 1.7 years. During the three months ended December 31, 2019 and 2018, the Company recognized $1.5 million and $1.1 million, respectively, of stock-based compensation expense related to PSUs.  During the six months ended December 31, 2019 and 2018, the expense was $3.1 million and $1.1 million, respectively.

Performance share unit activity during the six months ended December 31, 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	14,199	28.17
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2019	2,386,440	$10.71

Deferred Stock Units (“DSU”)

During fiscal year 2019, the Company granted 18,258 DSUs at a weighted average grant-date fair value of $25.41 per share. The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. The DSUs are excluded from the tables above. As of December 31, 2019, 18,258 DSUs remain nonvested. During the three months ended December 31, 2019 and 2018, the Company recognized $0.1 million and zero, respectively, of stock-based compensation expense related to DSUs.  During the six months ended December 31, 2019 and 2018, the expense was $0.2 million and zero, respectively.

7.   Related Party Transactions

During fiscal years 2020 and 2019, the Company contributed to Future of School. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended December 31, 2019 and 2018, contributions made by the Company to Future of School were $0.4 million and $0.2 million, respectively, and $0.8 million and $0.8 million for the six months ended December 31, 2019 and 2018. The amounts shown for fiscal year 2020 were accrued in fiscal year 2019, and as of December 31, 2019, $1.6 million remains outstanding.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company provided guarantees of approximately $1.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

10.   Acquisition and Investments

Investments in Limited Partnerships

During the fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. As of December 31, 2019, the Company has contributed an aggregate $3.6 million to these funds: $1.6 million is recorded at cost and will be adjusted, as necessary, for impairment; and $2.0 million is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheet.

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

11.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2019	2018
	(In thousands)
Cash paid for interest	$381	$573

Cash paid for taxes	$2,628	$902

Right-of-use assets obtained as a result of the adoption of ASC 842	$17,652	$—

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities (1)	$12,775	$15,670

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$61	$67
Stock-based compensation expense capitalized on curriculum development	$90	$113

(1) Previously referred to as property and equipment financed by capital lease obligations, including student peripherals.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Subsequent Events

Acquisition of Galvanize Inc.

On January 21, 2020, the Company entered into a definitive purchase agreement to acquire Galvanize Inc., a privately held company, which provides talent development for individuals and corporations in technical fields, in exchange for total consideration of approximately $165.0 million in cash, subject to customary transaction adjustments. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has not yet determined the purchase price allocation for this acquisition. The acquisition closed on January 27, 2020. The acquisition of Galvanize positions K12 as a premier provider of career readiness education services and a leader in skills training, technology staffing and developing talent and capabilities for Fortune 500 companies. The Galvanize management team, brand recognition, network of alumni, campuses, and industry-leading software engineering and data science programs will allow K12 to accelerate its entry into this important and growing market.

Credit Facility

On January 27, 2020, the Company engaged PNC Capital Markets LLC as lead arranger to structure, arrange, and syndicate a $100 million 5-year senior secured revolving credit facility (the “Revolver” or “Credit Facility”). The Credit Facility will also include a $200 million accordion feature.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2019.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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
● Private Destinations Career Academy (Private)

Managed Public School Programs accounted for approximately 89% of our revenues during the six months ended December 31, 2019. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well. We provided our Managed Public School Programs to 76 schools in 30 states and the District of Columbia.

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

For the six months ended December 31, 2019, revenues increased to $514.7 million from $506.2 million in the prior year, an increase of 1.7%. Over the same period, operating income decreased to $10.9 million, from $19.5 million in the prior year, a decrease of 44.1%. Net income to common stockholders was $10.9 million, as compared to $15.4 million in the prior year, a decrease of 29.2%.

Recent Developments

On January 21, 2020, we entered into a definitive purchase agreement to acquire Galvanize Inc., a privately held company, which provides talent development for individuals and corporations in technical fields, in exchange for total consideration of approximately $165.0 million in cash, subject to customary transaction adjustments. The acquisition will be accounted for as a business combination and, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has not yet determined the purchase price allocation for this acquisition. The acquisition closed on January 27, 2020. The acquisition of Galvanize positions K12 as a premier provider of career readiness education services and a leader in skills training, technology staffing and developing talent and capabilities for Fortune 500 companies. The Galvanize management team, brand recognition, network of alumni, campuses, and industry-leading software engineering and data science programs will allow K12 to accelerate its entry into this important and growing market. For additional information regarding our proposed acquisition of Galvanize, please refer to Note 12, “Subsequent Events,” contained within our condensed consolidated financial statements in Part I, Item I, of this Quarterly Report on Form 10-Q.

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

	Three Months Ended				Six Months Ended
	December 31,		2019 / 2018		December 31,		2019 / 2018
	2019	2018	Change	Change %	2019	2018	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	117.6	116.4	1.2	1.0%	118.8	117.0	1.8	1.5%
Non-managed Public School Programs (1)	15.6	23.7	(8.1)	(34.2%)	15.6	23.7	(8.1)	(34.2%)
(1)	If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments reported for the first quarter are equal to the official count date number, which is the first Wednesday of October in a year, or October 2, 2019 for the first quarter of fiscal year 2020 and October 3, 2018 for the first quarter of fiscal year 2019.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Three Months Ended				Six Months Ended
	December 31,		Change 2019 / 2018		December 31,		Change 2019 / 2018
	2019	2018	$	%	2019	2018	$	%
	(In thousands, except percentages)

Managed Public School Programs	$229,576	$222,793	$6,783	3.0%	$457,111	$443,336	$13,775	3.1%
Institutional
Non-managed Public School Programs	9,045	13,217	(4,172)	(31.6%)	18,619	24,622	(6,003)	(24.4%)
Institutional Software & Services	10,312	9,891	421	4.3%	21,666	20,985	681	3.2%
Total Institutional	19,357	23,108	(3,751)	(16.2%)	40,285	45,607	(5,322)	(11.7%)
Private Pay Schools and Other	8,626	8,971	(345)	(3.8%)	17,284	17,243	41	0.2%
Total Revenues	$257,559	$254,872	$2,687	1.1%	$514,680	$506,186	$8,494	1.7%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
	(Dollars in thousands)
Revenues	$257,559	100.0%	$254,872	100.0%	$514,680	100.0%	$506,186	100.0%
Instructional costs and services	167,470	65.0	160,329	62.9	336,828	65.4	319,314	63.1
Gross margin	90,089	35.0	94,543	37.1	177,852	34.6	186,872	36.9
Selling, general, and administrative expenses	59,784	23.2	61,253	24.0	166,935	32.4	167,334	33.1
Income from operations	30,305	11.8	33,290	13.1	10,917	2.1	19,538	3.9
Interest income, net	441	0.2	477	0.2	1,351	0.3	793	0.2
Other income (expense), net	365	0.1	(789)	(0.3)	357	0.1	(596)	(0.1)
Income before income taxes and loss from equity method investments	31,111	12.1	32,978	12.9	12,625	2.5	19,735	3.9
Income tax expense	(10,392)	(4.0)	(9,074)	(3.6)	(1,574)	(0.3)	(4,016)	(0.8)
Loss from equity method investments	(125)	(0.0)	(192)	(0.1)	(187)	(0.0)	(289)	(0.1)
Net income attributable to common stockholders	$20,594	8.0%	$23,712	9.3%	$10,864	2.1%	$15,430	3.0%

Comparison of the Three Months Ended December 31, 2019 and 2018

Revenues.  Our revenues for the three months ended December 31, 2019 were $257.6 million, representing an increase of $2.7 million, or 1.1%, from $254.9 million for the same period in the prior year. Managed Public School Program revenues increased $6.8 million, or 3.0%, year over year. The increase in Managed Public School Program revenues was primarily due to the 1.0% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $3.8 million, or 16.2%, primarily due to a 34.2% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues decreased $0.3 million, or 3.8%, over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2019 were $167.5 million, representing an increase of $7.2 million, or 4.5%, from $160.3 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments.  Instructional costs and services expenses were 65.0% of revenues during the three months ended December 31, 2019, an increase from 62.9% for the three months ended December 31, 2018.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended December 31, 2019 were $59.8 million, representing a decrease of $1.5 million, or 2.4% from $61.3 million for the same period in the prior year. The decrease was primarily due to a decrease in advertising and marketing expenses.  Selling, general, and administrative expenses were 23.2% of revenues during the three months ended December 31, 2019, a decrease from 24.0% for the three months ended December 31, 2018.

Income tax expense.  We had an income tax expense of $10.4 million for the three months ended December 31, 2019, or 33.5% of income before income taxes, as compared to $9.1 million, or 27.7% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended December 31, 2019 was primarily due to an increase in the amount of non-deductible compensation.

Net income.  Net income was $20.6 million for the three months ended December 31, 2019, compared to 23.7 million for the same period in the prior year, representing a decrease of $3.1 million.

Comparison of the Six Months Ended December 31, 2019 and 2018

Revenues.  Our revenues for the six months ended December 31, 2019 were $514.7 million, representing an increase of $8.5 million, or 1.7%, from $506.2 million for the same period in the prior year. Managed Public School Program revenues increased $13.8 million, or 3.1%, year over year. The increase in Managed Public School Program revenues was primarily due to the 1.5% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $5.3 million, or 11.7%, primarily due to a 34.2% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues were relatively flat over the prior year period.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2019 were $336.8 million, representing an increase of $17.5 million, or 5.5%, from $319.3 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments.  Instructional costs and services expenses were 65.4% of revenues during the six months ended December 31, 2019, an increase from 63.1% for the six months ended December 31, 2018.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the six months ended December 31, 2019 were $166.9 million, representing a decrease of $0.4 million, or 0.2% from $167.3 million for the same period in the prior year. The decrease was primarily due to a decrease in personnel and related benefit costs, partially offset by an increase in advertising and marketing expenses.  Selling, general, and administrative expenses were 32.4% of revenues during the six months ended December 31, 2019, a decrease from 33.1% for the six months ended December 31, 2018.

Income tax expense.  We had an income tax expense of $1.6 million for the six months ended December 31, 2019, or 12.7% of income before income taxes, as compared to $4.0 million, or 20.7% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the six months ended December 31, 2019 was primarily due to the increase in excess tax benefit of stock-based compensation, which was partially offset by the increase in the amount of non-deductible compensation.

Net income.  Net income was $10.9 million for the six months ended December 31, 2019, compared to $15.4 million for the same period in the prior year, representing a decrease of $4.5 million.

Liquidity and Capital Resources

As of December 31, 2019, we had net working capital, or current assets minus current liabilities, of $380.0 million. Our working capital includes cash and cash equivalents of $211.6 million and accounts receivable of $251.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2019.

On January 27, 2020, we engaged PNC Capital Markets LLC as lead arranger to structure, arrange, and syndicate a $100 million 5-year senior secured revolving credit facility (the “Revolver” or “Credit Facility”). The Credit Facility will also include a $200 million accordion feature.

We incur capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2019 and

June 30, 2019, the outstanding balance of capital leases was $25.5 million and $24.6 million, respectively, with lease interest rates ranging from 2.55% to 4.05%.

Individual leases with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed an agreement with BALC in February 2019 for $25.0 million to provide financing for our leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 3.12% to 4.05%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2019 was $21.3 million compared to net cash provided by operations of $24.9 million for the six months ended December 31, 2018. The increase of $46.2 million in cash used in operations between periods was primarily due to changes in accounts payable, deferred revenue and accounts receivable.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2019 was $30.4 million compared to $38.9 million for the six months ended December 31, 2018, a decrease of $8.5 million. The decrease is primarily due to the $11.7 million investment in Tallo, Inc. (FKA Stem Premier, Inc.) in August 2018, partially offset by various investments totaling $4.1 million during fiscal year 2020.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2019 was $19.8 million compared to $13.8 million during the six months ended December 31, 2018, an increase of $6.0 million. The increase is primarily due to an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $8.1 million, partially offset by a decrease in the repurchase of restricted stock for income tax withholding of $2.0 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of December 31, 2019, we provided guarantees of approximately $1.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2019 and June 30, 2019, we had cash and cash equivalents totaling $211.6 million and $283.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2019, a 1% gross increase in interest rates earned on cash would result in a $2.1 million annualized increase in interest income.

Our short-term debt obligations under our revolving credit facility are subject to interest rate exposure; however, as we had no outstanding balance on this facility as of December 31, 2019, fluctuations in interest rates had no impact on our interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: January 28, 2020