Form 10-Q
period 2020-03-31
K12 INC
filed 2020-04-28
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 17, 2020, the Registrant had 40,991,727 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$150,034	$283,121
Accounts receivable, net of allowance of $4,981 and $11,766 at March 31, 2020 and June 30, 2019, respectively	284,326	191,639
Inventories, net	19,579	29,946
Prepaid expenses	18,945	12,643
Other current assets	13,814	12,307
Total current assets	486,698	529,656
Operating lease right-of-use assets, net (1)	106,929	—
Property and equipment, net (1)	44,174	31,980
Capitalized software, net	48,304	51,165
Capitalized curriculum development costs, net	51,717	53,297
Intangible assets, net	43,893	14,981
Goodwill	197,803	90,197
Deposits and other assets	56,487	48,330
Total assets	$1,036,005	$819,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$25,235	$50,488
Accrued liabilities	25,953	20,685
Accrued compensation and benefits	28,384	41,998
Deferred revenue	39,618	22,828
Credit facility	100,000	—
Current portion of finance lease liability	17,988	19,588
Current portion of operating lease liability (1)	20,441	—
Total current liabilities	257,619	155,587
Long-term finance lease liability	5,265	5,060
Long-term operating lease liability (1)	100,803	—
Deferred tax liability	1,252	16,670
Other long-term liabilities	6,438	8,924
Total liabilities	371,377	186,241
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,274,270 and 45,575,236 shares issued; and 40,939,527 and 40,240,493 shares outstanding at March 31, 2020 and June 30, 2019, respectively	4	4
Additional paid-in capital	724,992	713,436
Accumulated other comprehensive income (loss)	49	(40)
Retained earnings	42,065	22,447
Treasury stock of 5,334,743 shares at cost at March 31, 2020 and June 30, 2019	(102,482)	(102,482)
Total stockholders’ equity	664,628	633,365
Total liabilities and stockholders' equity	$1,036,005	$819,606

(1) Reflects the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which the Company adopted on July 1, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In thousands except share and per share data)
Revenues	$257,154	$253,252	$771,834	$759,438
Instructional costs and services	178,968	168,260	515,796	487,574
Gross margin	78,186	84,992	256,038	271,864
Selling, general, and administrative expenses	63,687	61,725	230,622	229,059
Income from operations	14,499	23,267	25,416	42,805
Interest income (expense), net	(76)	754	1,275	1,547
Other income (expense), net	(1,093)	556	(736)	(40)
Income before income taxes and loss from equity method investments	13,330	24,577	25,955	44,312
Income tax expense	(4,419)	(5,842)	(5,993)	(9,858)
Loss from equity method investments	(157)	(273)	(344)	(562)
Net income attributable to common stockholders	$8,754	$18,462	$19,618	$33,892
Net income attributable to common stockholders per share:
Basic	$0.22	$0.47	$0.50	$0.87
Diluted	$0.22	$0.44	$0.48	$0.84
Weighted average shares used in computing per share amounts:
Basic	39,539,791	39,008,990	39,426,121	38,753,236
Diluted	39,938,898	41,753,323	40,461,290	40,548,959

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands)
Net income	$8,754	$18,462	$19,618	$33,892
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	237	(122)	89	71

Comprehensive income attributable to common stockholders	$8,991	$18,340	$19,707	$33,963

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712
Net income	—	—	—	—	20,594	—	—	20,594
Foreign currency translation adjustment	—	—	—	(287)	—	—	—	(287)
Stock-based compensation expense	—	—	6,256	—	—	—	—	6,256
Exercise of stock options	500	—	6	—	—	—	—	6
Issuance of restricted stock awards	18,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,019)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(8,878)	—	(185)	—	—	—	—	(185)
Balance, December 31, 2019	46,282,173	$4	$720,451	$(188)	$33,311	(5,334,743)	$(102,482)	$651,096
Net income	—	—	—	—	8,754	—	—	8,754
Foreign currency translation adjustment	—	—	—	237	—	—	—	237
Stock-based compensation expense	—	—	6,162	—	—	—	—	6,162
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	108,959	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23,900)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(92,962)	—	(1,621)	—	—	—	—	(1,621)
Balance, March 31, 2020	46,274,270	$4	$724,992	$49	$42,065	(5,334,743)	$(102,482)	$664,628

See accompanying notes to unaudited condensed consolidated financial statements.

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net loss	—	—	—	—	(8,282)	—	—	(8,282)
Foreign currency translation adjustment	—	—	—	72	—	—	—	72
Stock-based compensation expense	—	—	4,109	—	—	—	—	4,109
Exercise of stock options	687	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	722,809	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(122,242)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(188,804)	—	(6,072)	—	—	—	—	(6,072)
Balance, September 30, 2018	45,573,280	$4	$701,398	$(180)	$(23,044)	(5,334,743)	$(102,482)	$575,696
Net income	—	—	—	—	23,712	—	—	23,712
Foreign currency translation adjustment	—	—	—	121	—	—	—	121
Stock-based compensation expense	—	—	4,235	—	—	—	—	4,235
Exercise of stock options	51,050	—	1,025	—	—	—	—	1,025
Issuance of restricted stock awards	26,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(54,054)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(45,960)	—	(833)	—	—	—	—	(833)
Balance, December 31, 2018	45,550,316	$4	$705,825	$(59)	$668	(5,334,743)	$(102,482)	$603,956
Net income	—	—	—	—	18,462	—	—	18,462
Foreign currency translation adjustment	—	—	—	(122)	—	—	—	(122)
Stock-based compensation expense	—	—	4,047	—	—	—	—	4,047
Exercise of stock options	54,753	—	1,148	—	—	—	—	1,148
Issuance of restricted stock awards	73,524	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(51,435)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(85,132)	—	(2,751)	—	—	—	—	(2,751)
Balance, March 31, 2019	45,542,026	$4	$708,269	$(181)	$19,130	(5,334,743)	$(102,482)	$624,740

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities
Net income	$19,618	$33,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,790	53,259
Stock-based compensation expense	17,785	12,114
Deferred income taxes	1,151	5,327
(Recovery of) provision for doubtful accounts	(88)	2,854
Other	11,605	5,291
Changes in assets and liabilities:
Accounts receivable	(76,187)	(58,726)
Inventories, prepaid expenses, deposits and other current and long-term assets	240	4,620
Accounts payable	(20,066)	(3,134)
Accrued liabilities	6,260	5,211
Accrued compensation and benefits	(15,543)	(5,501)
Operating lease liability	(8,151)	—
Deferred revenue and other liabilities	13,611	18,089
Net cash provided by operating activities	3,025	73,296
Cash flows from investing activities
Purchase of property and equipment	(1,493)	(2,397)
Capitalized software development costs	(18,825)	(20,580)
Capitalized curriculum development costs	(15,463)	(13,746)
Sale of long-lived assets	—	389
Acquisition of Galvanize, Inc., net of cash acquired	(167,995)	—
Acquisitions and investments, net of distributions	(4,277)	(11,652)
Net cash used in investing activities	(208,053)	(47,986)
Cash flows from financing activities
Repayments on finance lease obligations (1)	(21,603)	(13,898)
Borrowing from credit facility	105,000	—
Repayments on credit facility	(5,000)	—
Payments of contingent consideration	—	(1,027)
Proceeds from exercise of stock options	48	2,183
Repurchase of restricted stock for income tax withholding	(6,504)	(9,656)
Net cash provided by (used in) financing activities	71,941	(22,398)
Net change in cash, cash equivalents and restricted cash	(133,087)	2,912
Cash, cash equivalents and restricted cash, beginning of period	284,621	233,113
Cash, cash equivalents and restricted cash, end of period	$151,534	$236,025

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$150,034	$234,025
Other current assets (restricted cash)	500	—
Deposits and other assets (restricted cash)	1,000	2,000
Total cash, cash equivalents and restricted cash	$151,534	$236,025

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach. The Company’s learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business:

●	Managed Public School Programs – programs which offer an integrated package of systems, services, products, and professional expertise that K12 administers to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services;
●	Institutional – Non-managed Public School Programs – programs which provide instruction, curriculum, supplemental courses, marketing, enrollment and other educational services where K12 does not provide primary administrative support services, and Institutional Software and Services – educational software and services provided to school districts, public schools and other educational institutions; and
●	Private Pay Schools and Other – private schools for which the Company charges student tuition and makes direct consumer sales; and Galvanize, Inc. (“Galvanize”), which is a leader in developing talent and capabilities for individuals and corporations in technical fields such as software engineering and data science.

The Company’s acquisition of Galvanize is discussed in more detail in Note 11, “Acquisitions and Investments.”

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2020 and 2019, the condensed consolidated statements of cash flows for the nine months ended March 31, 2020 and 2019, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), also known as Accounting Standards Codification Topic 842 (“ASC 842”), which supersedes most existing lease guidance under ASC Topic 840 (“ASC 840”). The core principal of ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for the Company’s fiscal year beginning July 1, 2020; however, the Company early adopted this standard in the first quarter of fiscal year 2020. As a result of the adoption, during the three and nine months ended March 31, 2020, the Company capitalized $3.2 million and $7.0 million, respectively, of implementation costs that would have been expensed previously. These costs are included in deposits and other assets in the condensed consolidated balance sheets.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) related to the methodology for recognizing credit losses. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. This ASU will be effective for

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company in the first quarter of fiscal year 2021, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and will evaluate whether to increase the allowance for doubtful accounts at the time of adoption.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and revises as necessary, amortizing any adjustments to earned revenues over the remaining portion of the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur) in the calculation of school operating losses. The Company’s schools’ reported results are subject to

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2020 and 2019.

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

Management periodically reviews its estimates of full-year school revenues and operating expenses, and amortizes the net impact of any changes to these estimates over the remainder of the fiscal year. Actual school operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2020 and 2019, the Company’s revenues included a reduction for these school operating losses of $11.0 million and $9.2 million, respectively, and $38.5 million and $43.2 million for the nine months ended March 31, 2020 and 2019, respectively.

The Company has certain contracts where it is responsible for substantially all of the expenses incurred by the school. For these contracts, the Company records both revenue and expenses incurred by the schools. Amounts recorded as revenues for the three months ended March 31, 2020 and 2019 were $78.3 million and $85.8 million, respectively, and for the nine months ended March 31, 2020 and 2019 were $247.7 million and $259.9 million, respectively.

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

Private Pay Schools and Other

Private Pay Schools and Other revenues are generated from individual customers who prepay and have access for one to two years to company-provided online curriculum. The majority of Galvanize’s customers are individuals or corporations that enter into agreements for Galvanize to provide course instruction or job training over a specified contract

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

period. Each of these contracts are considered to be one performance obligation under ASC 606. The Company recognizes these revenues pro rata over the maximum term of the customer contract.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated based on its three lines of business for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)

Managed Public School Programs	$228,335	$222,645	$685,446	$665,981

Institutional
Non-managed Public School Programs	8,173	12,776	26,792	37,398
Institutional Software & Services	8,580	8,530	30,246	29,515
Total Institutional	16,753	21,306	57,038	66,913
Private Pay Schools and Other	12,066	9,301	29,350	26,544
Total Revenues	$257,154	$253,252	$771,834	$759,438

Concentration of Customers

During the three and nine months ended March 31, 2020, the Company had no contracts that represented greater than 10% of total revenues. For the three and nine months ended March 31, 2019, the Company had one contract that represented greater than 10% of total revenues.

Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables (a contract asset) and deferred revenue (a contract liability) in the condensed consolidated balance sheets. Accounts receivable are recorded when there is an executed customer contract and the customer is billed. The collectability of outstanding receivables is evaluated regularly by the Company and an allowance is recorded to reflect probable losses. Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed in advance of services being provided.

The opening and closing balances of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,
	2020	2019
	(In thousands)

Accounts receivable	$284,326	$191,639
Unbilled receivables (included in accounts receivable)	17,323	16,189
Deferred revenue	39,618	22,828
Deferred revenue, long-term (included in other long-term liabilities)	2,155	—

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the previous January 1st deferred revenue balance was $29.6 million and

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

$24.9 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2020 and 2019 that was included in the previous July 1st deferred revenue balance was $19.2 million and $21.5 million, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded revenues of $1.5 million and $3.2 million, respectively, and $4.3 million and $3.7 million, respectively, during the nine months ended March 31, 2020 and 2019, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2020 was $2.2 million.

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2020 and June 30, 2019, $3.8 million and $4.1 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.7 million and $4.1 million at March 31, 2020 and June 30, 2019, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful life of the asset (or the lesser of the term of the lease and the estimated useful life of the asset under the finance lease). Amortization of assets capitalized under finance lease arrangements is included in depreciation expense. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the asset. The determination of the lease term is discussed below under “Leases.”

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	3 - 12 years

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.5 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $1.8 million and $1.6 million for the nine months ended March 31, 2020 and 2019, respectively, related to unreturned student computers. Depreciation expense for property and equipment, including accelerated depreciation, for the three months ended March 31, 2020 and 2019 was $5.7 million and $4.9 million, respectively, and $16.2 million and $15.2 million for the nine months ended March 31, 2020 and 2019, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.7 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, and $3.9 million and $4.0 million for the nine months ended March 31, 2020 and 2019, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $18.8 million and $20.6 million for the nine months ended March 31, 2020 and 2019, respectively. Amortization expense for the three months ended March 31, 2020 and 2019 was $6.4 million and $7.0

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

million, respectively, and $20.0 million and $22.4 million for the nine months ended March 31, 2020 and 2019, respectively.

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

Total capitalized curriculum development additions were $15.5 million and $13.7 million for the nine months ended March 31, 2020 and 2019, respectively. These amounts are recorded on the accompanying condensed consolidated balance sheets net of amortization charges. Amortization is recorded in instructional costs and services on the accompanying condensed consolidated statements of operations. Amortization expense for the three months ended March 31, 2020 and 2019 was $4.5 million and $4.5 million, respectively, and $13.3 million and $13.5 million for the nine months ended March 31, 2020 and 2019, respectively.

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

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 15 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and the Company concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability.

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

For its adoption of ASC 842, the Company utilized its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate was collateralized and its term reflected a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%.  Upon the execution of its senior secured revolving credit facility (see Note 6, “Credit Facility”), the Company has reassessed its incremental borrowing rate as 2.55%. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2020 and 2019 was $1.8 million and $0.7 million, respectively, and for the nine months ended March 31, 2020 and 2019 was $3.3 million and $2.2 million, respectively. Future amortization of intangible assets is expected to be $1.6 million, $5.4 million, $5.2 million, $5.0 million, and $4.0 million in the fiscal years ending June 30, 2020 through June 30, 2024, respectively and $22.4 million thereafter. At March 31, 2020 and June 30, 2019, the goodwill balance was $197.8 million and $90.2 million, respectively.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company performed a qualitative assessment of Coronavirus disease (“COVID-19”) as a triggering event related to the value of its goodwill and intangible assets and concluded that there were no indicators of impairment during the three and nine months ended March 31, 2020.

The following table represents the balance of the Company’s intangible assets as of March 31, 2020 and June 30, 2019:

	March 31, 2020			June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$41.6	$(10.3)	$31.3	$17.6	$(9.4)	$8.2
Customer and distributor relationships	25.3	(16.4)	8.9	20.5	(14.7)	5.8
Developed technology	6.6	(3.3)	3.3	3.2	(2.8)	0.4
Other	1.4	(1.0)	0.4	1.4	(0.8)	0.6
Total	$74.9	$(31.0)	$43.9	$42.7	$(27.7)	$15.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of COVID-19 as a triggering event related to the value of its long-lived assets and concluded that there were no indicators of impairment during the three and nine months ended March 31, 2020.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:   Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The carrying values reflected in the accompanying condensed consolidated balance sheets for cash and cash equivalents, receivables, and short and long term debt approximate their fair values, as they are largely short-term in nature. The lease exit liability is discussed in more detail in Note 10, “Restructuring.” The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.”

There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2020 – see Note 10, “Restructuring.”

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

The following table summarizes certain fair value information at March 31, 2020 for assets or liabilities measured at fair value on a recurring basis:

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2019	and Settlements	Gains/(Losses)	March 31, 2020
	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended March 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2018	and Settlements	Gains/(Losses)	March 31, 2019
	(In thousands)
Contingent consideration associated with acquisitions	$40	$(40)	$—	$—
Convertible note received in acquisition	5,006	—	—	5,006

	Nine Months Ended March 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains (Losses)	March 31, 2020
	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

	Nine Months Ended March 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	March 31, 2019
	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,347)	$2	$—
Convertible note received in acquisition	—	5,006	—	5,006

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and vesting of all dilutive unvested restricted stock awards. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets includes restricted stock awards outstanding.

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$8,754	$18,462	$19,618	$33,892
Weighted average common shares — basic	39,539,791	39,008,990	39,426,121	38,753,236
Basic net income per share	$0.22	$0.47	$0.50	$0.87

Diluted net income per share computation:

Net income attributable to common stockholders	$8,754	$18,462	$19,618	$33,892
Share computation:
Weighted average common shares — basic	39,539,791	39,008,990	39,426,121	38,753,236
Effect of dilutive stock options and restricted stock awards	399,107	2,744,333	1,035,169	1,795,723
Weighted average common shares — diluted	39,938,898	41,753,323	40,461,290	40,548,959
Diluted net income per share	$0.22	$0.44	$0.48	$0.84

For the three months ended March 31, 2020 and 2019, 1,429,479 and 119,343 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive.  For the nine months ended March 31, 2020 and 2019, 855,110 and 148,355 shares were excluded, respectively. As of March 31, 2020, the Company had 46,274,270 shares issued and 40,939,527 shares outstanding.

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

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2020 and 2019, the Company’s effective income tax rate was 33.5% and 24.0%, respectively, and for the nine months ended March 31, 2020 and 2019, the rate was 23.4% and 22.5%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2020  and June 30, 2019, the finance lease liability (“capital leases” as of June 30, 2019) was $23.3 million and $24.6 million, respectively, with interest rates ranging from 1.52% to 3.87%. As of March 31, 2020 and June 30, 2019, the balance of the associated right-of-use assets (“student computers” as of June 30, 2019) was $23.9 million and 19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company executed an agreement with BALC in February 2019 for $25.0 million to provide financing for its leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. The Company executed an additional $25.0 million agreement in March 2020 to provide financing for its leases through January 2021 at a fluctuating rate of LIBOR plus 0.75%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 1.52% to 3.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary as of March 31, 2020 (under ASC 842) and June 30, 2019 (under ASC 840), respectively, of the present value of the minimum lease payments under the Company’s finance leases:

	March 31, 2020	June 30, 2019
	(in thousands)

2020	$6,449	$20,070
2021	13,316	4,819
2022	2,383	340
2023	1,532	—
Total minimum payments	23,680	25,229
Less: imputed interest	(427)	(581)
Finance lease liability	23,253	24,648
Less: current portion of finance lease liability	(17,988)	(19,588)
Long-term finance lease liability	$5,265	$5,060

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  March 31, 2020 and June 30, 2019, the operating lease liability was $121.2 million and zero, respectively. As of March 31, 2020 and June 30, 2019, the balance of the associated right-of-use assets was $106.9 million and zero, respectively. Each of the above balances as of March 31, 2020 includes the impact of Galvanize’s adoption of ASC 842 as part of the purchase price accounting which is discussed in more detail in Note 11, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years that expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86% or 2.55%.

The following is a summary as of March 31, 2020 (under ASC 842) and June 30, 2019 (under ASC 840), respectively of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2020	June 30, 2019
	(in thousands)

2020	$5,991	$8,441
2021	23,337	8,229
2022	22,054	6,735
2023	15,567	550
2024	14,486	137
Thereafter	52,393	—
Total minimum payments	133,828	$24,092
Less: imputed interest	(12,584)
Operating lease liability	121,244
Less: current portion of operating lease liability	(20,441)
Long-term operating lease liability	$100,803

The Company is subleasing one of its facilities through June 2021, two others through May 2022 and one through July 2023. The following is a summary as of March 31, 2020 and June 30, 2019, respectively, of the expected sublease income:

	March 31, 2020	June 30, 2019
	(in thousands)

2020	$494	$930
2021	1,976	961
2022	1,513	528
2023	813	—
2024	67	—
Total sublease income	$4,863	$2,419

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and nine months ended March 31, 2020:

	Three months ended	Nine months ended
	March 31, 2020	March 31, 2020

Lease cost

Finance lease cost:
Amortization of right-of-use assets	$4,232	$12,418
Interest on lease liabilities	276	657
Operating lease cost	4,035	7,370
Short-term lease cost	280	987
Sublease income	(215)	(531)
Total lease cost	$8,608	$20,901

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(4,062)	$(8,151)
Financing cash flows from finance leases	(6,644)	(21,603)
Right-of-use assets obtained in exchange for new finance lease liabilities	3,715	16,490
Right-of-use assets obtained in exchange for new operating lease liabilities	502	5,349
Weighted-average remaining lease term - finance leases		0.90	yrs.
Weighted-average remaining lease term - operating leases		7.32	yrs.
Weighted-average discount rate - finance leases		2.88%
Weighted-average discount rate - operating leases		2.78%

6.   Credit Facility

On January 27, 2020, the Company executed a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. As of March 31, 2020, the Company was in compliance with the financial covenants. As of March 31, 2020, the Company had $100.0 million outstanding on the Credit Facility. The Credit Facility also includes a $200 million accordion feature.

7.   Equity Incentive Plan

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan was set to expire in October 2017; however, with the approval of the Plan, the Company will no longer award equity from the Prior Plan. As of March 31, 2020, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,393,643. As of March 31, 2020, there were 5,013,246 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Stock Options

Stock option activity including stand-alone agreements during the nine months ended March 31, 2020 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2019	1,036,017	$19.82
Granted	—	—
Exercised	(3,000)	16.13
Forfeited or canceled	(10,500)	30.92
Outstanding and exercisable, March 31, 2020	1,022,517	$19.73	1.90	$1,618,890

The total intrinsic value of options exercised during the nine months ended March 31, 2020 and 2019 was $0.0 million and $0.7 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized zero and $0.2 million, respectively, of stock-based compensation expense related to stock options.  During the nine months ended March 31, 2020 and 2019, the expense was $0.1 million and $0.5 million, respectively.

Restricted Stock Awards

Restricted stock award activity during the nine months ended March 31, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	1,045,661	27.12
Vested	(721,665)	16.89
Canceled	(76,009)	21.46
Nonvested, March 31, 2020	1,570,539	$23.64

Performance Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2020, 499,818 new performance based restricted stock awards were granted and 559,089 remain nonvested at March 31, 2020. During the nine months ended March 31, 2020, 210,467 performance based restricted stock awards vested. Vesting of the performance based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Equity Incentive Market Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the nine months ended March 31, 2020, the remaining 6,800 equity incentive market based restricted stock awards vested.

Service Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2020, 545,843 new service based restricted stock awards were granted and 1,011,450 remain nonvested at March 31, 2020. During the nine months ended March 31, 2020, 504,398 service based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2020, there was $28.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2020 and 2019 was $28.4 million and $15.1 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2020 and 2019 was $17.2 million and $19.6 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized $4.5 million and $2.6 million, respectively, of stock-based compensation expense related to restricted stock awards.  During the nine months ended March 31, 2020 and 2019, the expense was $12.9 million and $9.5 million, respectively.

Performance Share Units (“PSU”)

Certain PSUs vest upon achievement of performance criteria associated with a Board-approved Transaction Related Incentive Plan (“TRIP”) and continuation of employee service over a defined period related to employees of Galvanize. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels of the TRIP. The TRIP is a grant of a fixed monetary amount, in which the number of shares to be granted, will be calculated at the end of the performance period based on the value of the Company’s stock. At that time, the Company will issue shares of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as a liability award in accordance with ASC 718.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fiscal Year 2020 TRIP

During the third quarter of fiscal year 2020, the Company granted a target level of $12.3 million under the TRIP that was driven by certain revenue and EBITDA targets related to the performance of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche 2”), both of which are expected to vest in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all tranches are not able to be determined at this time.

Fiscal Year 2019 LTIP

During fiscal year 2019 and first quarter of fiscal year 2020, the Company granted 278,135 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $8.3 million, or a weighted average grant-date fair value of $29.95 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the three and nine months ended March 31, 2020.

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

Summary of All Performance Share Units

As of March 31, 2020, there was $8.7 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 1.5 years. During the three months ended March 31, 2020 and 2019, the Company recognized $1.5 million and $1.3 million, respectively, of stock-based compensation expense related to PSUs.  During the nine months ended March 31, 2020 and 2019, the expense was $4.6 million and $2.4 million, respectively.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding the Fiscal Year 2020 TRIP) during the nine months ended March 31, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	14,199	28.17
Vested	—	—
Canceled	(8,352)	29.93
Nonvested, March 31, 2020	2,378,088	$10.65

Deferred Stock Units (“DSU”)

During the three months ended March 31, 2020, the Company granted 23,844 DSUs at a weighted average grant-date fair value of $20.13 per share. The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. The DSUs are excluded from the tables above. As of March 31, 2020, 42,102 DSUs remain unissued. During the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs.  During the nine months ended March 31, 2020 and 2019, the expense was $0.4 million and $0.1 million, respectively.

8.   Related Party Transactions

During fiscal years 2020 and 2019, the Company contributed to Future of School. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended March 31, 2020 and 2019, contributions made by the Company to Future of School were $0.2 million and $0.1 million, respectively, and $1.0 million and $0.9 million for the nine months ended March 31, 2020 and 2019. The amounts shown for fiscal year 2020 were accrued in fiscal year 2019, and as of March 31, 2020, $1.4 million remains outstanding.

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

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation. On June 12, 2019, the AAA appointed an arbitrator. The arbitration proceedings are continuing.

The Company is presently unable to predict the outcome of this arbitration, though it does not expect that the outcome will have a material adverse effect on our financial condition or results of operations.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company provided guarantees of approximately $1.1 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 to K12’s Business

The impacts of the global emergence of COVID-19 on the Company’s business are currently not estimable or determinable.  The Company is conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. The Company has observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for the fourth quarter of fiscal year 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act (“Act”) was enacted and signed into law. The Company has evaluated the business provisions in the Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral is effective from the enactment date through December 31, 2020. The deferred amount will be paid in two installments and the amount will be considered timely paid if 50% of the deferred amount is paid by December 31, 2021 and the remainder by December 31, 2022.

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

11.   Acquisitions and Investments

Acquisition of Galvanize, Inc.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 27, 2020, the Company acquired 100% of Galvanize in exchange for $177.2 million in cash, inclusive of the working capital adjustment. Galvanize provides talent development for individuals and corporations in technical fields. The acquisition of Galvanize positions the Company as a premier provider of career readiness education services and a leader in skills training, technology staffing and developing talent and capabilities for Fortune 500 companies. The Galvanize management team, brand recognition, network of alumni, campuses, and industry-leading software engineering and data science programs will allow the Company to accelerate its entry into this important and growing market.

The acquisition has been accounted for as a business combination, under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of January 27, 2020, the acquisition date. As of the acquisition date, goodwill is measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows (in thousands):

Allocation of Purchase Price
(In thousands)
Cash	$9,232
Current assets, excluding cash	16,960
Property and equipment, net	11,270
Operating lease right-of-use assets, net	90,716
Intangible assets, net	32,162
Goodwill	107,606
Other assets	1,804
Current liabilities	(4,730)
Deferred revenue	(3,649)
Deferred tax liability	17,389
Current operating lease liability	(11,620)
Long-term operating lease liability	(89,782)
Other long-term liabilities	(130)
Total consideration	$177,228

The final purchase price allocation will be completed within one year of the acquisition date (“measurement period”). If information becomes available which would indicate material adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The estimated fair values for deferred revenue and the intangible assets are considered preliminary and are subject to change based on final purchase price valuation amounts. Section 382 of the Internal Revenue Code could limit the Company’s ability to utilize Galvanize’s net operating losses and the analysis under Section 382 is preliminary. The purchase price valuation and Section 382 analysis are still under review. The Company has not made an assessment of its unfavorable/favorable leases as it relates to the value assigned to its operating lease right-of-use assets. It expects to complete that assessment within the measurement period.

The fair value of the identified intangible assets was determined primarily using an income-based approach of either the multi-period excess earnings method or relief from royalty method, as well as the replacement cost approach. Intangible assets are amortized on a straight-line basis over the amortization periods noted below.

Intangible Assets
		Estimated
Intangible Assets	Amount	Useful Life (in Years)
	(In thousands)
Customer relationships	$4,785	4.22 years
Developed technology	3,357	4.00 years

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Trade names	24,020	18.00 years
$32,162

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is not deductible for tax purposes.

Included in the Company’s condensed consolidated results of operations are revenues of $3.2 million and loss from operations of $8.1 million, related to Galvanize. The following unaudited pro forma combined results of operations give effect to the acquisition of Galvanize, as if it had occurred on July 1, 2018. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $0.9 million, which are included in selling, general and administrative expenses.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Revenues	$260,556	$266,665	$797,566	$796,366
Income (loss) from operations	(3,687)	19,745	1,051	27,250
Net income (loss)	(9,564)	14,822	(5,283)	16,918

Investments in Limited Partnerships

During the fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. As of March 31, 2020, the Company has contributed an aggregate $4.1 million to these funds: $1.6 million is recorded at cost and will be adjusted, as necessary, for impairment; and $2.5 million is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheet.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2020	2019
	(In thousands)
Cash paid for interest	$660	$862

Cash paid for taxes	$2,796	$1,010

Right-of-use assets obtained as a result of the adoption of ASC 842 (1)	$108,368	$—

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities (2)	$16,490	$19,076

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$92	$101
Stock-based compensation expense capitalized on curriculum development	$135	$176

(1) Includes right-of-use assets obtained as a result of the acquisition of Galvanize
(2) Previously referred to as property and equipment financed by capital lease obligations, including student peripherals.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2020.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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
● Private Destinations Career Academy (Private) ● Galvanize

Managed Public School Programs accounted for approximately 89% of our revenues during the nine months ended March 31, 2020. Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well. We provided our Managed Public School Programs to 76 schools in a majority of states and the District of Columbia.

During this fiscal year, we entered into a new contract in one state to open a Managed Public School Program, auto renewed six agreements for schools in five states, are now engaged in renewal negotiations in two states and completed renewal negotiations in two states, with varying degrees of contract modifications. At one school, the applicable authorizer invoked its right not to renew its agreement for the upcoming 2020-2021 school year and thereafter, and therefore such schools will close unless a new authorizer is found.

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

Our Private Pay Schools and Other business includes three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These schools are: (1) K12 International Academy and its DCA program, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (2) The Keystone School, a private school that offers online and correspondence courses, and (3) the George Washington University Online High School, a school that offers a college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience. Our Private Pay Schools and Other business also includes Galvanize, Inc. (“Galvanize”), which is a leader in developing talent and capabilities for individuals and corporations in technical fields such as software engineering and data science our acquisition discussed in more detail below.

For the nine months ended March 31, 2020, revenues increased to $771.8 million from $759.4 million in the prior year, an increase of 1.6%. Over the same period, operating income decreased to $25.4 million, from $42.8 million in the prior year, a decrease of 40.7%. Net income to common stockholders was $19.6 million, as compared to $33.9 million in the prior year, a decrease of 42.2%.

Recent Developments

On January 27, 2020, we acquired Galvanize in exchange for $177.2 million in cash, inclusive of the working capital adjustment. Galvanize provides talent development for individuals and corporations in technical fields. The acquisition of Galvanize positions K12 as a premier provider of career readiness education services and a leader in skills training, technology staffing and developing talent and capabilities for Fortune 500 companies. The Galvanize management team, brand recognition, network of alumni, campuses, and industry-leading software engineering and data science programs will allow K12 to accelerate its entry into this important and growing market.

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

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 15 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and the Company concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability.

Discount Rate

For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. Based on its current population of operating lease liabilities, a 1% change in the incremental borrowing rate would result in a $4.6 million change in the initial present value of the operating lease liability.

Results of Operations

Impacts of COVID-19 to K12’s Business

The impacts of the global emergence of Coronavirus disease (“COVID-19”) on our business are currently not estimable or determinable.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19 and companies may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for our fourth quarter of fiscal year 2020.

Lines of Business

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

	Three Months Ended				Nine Months Ended
	March 31,		2020 / 2019		March 31,		2020 / 2019
	2020	2019	Change	Change %	2020	2019	Change	Change %
	(In thousands, except percentages)

Managed Public School Programs (1)(2)	119.7	117.1	2.6	2.2%	119.1	117.0	2.1	1.8%
Non-managed Public School Programs (1)	16.2	24.5	(8.3)	(33.9%)	15.9	24.0	(8.1)	(33.8%)

(1)	If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed. Enrollments reported for the first quarter are equal to the official count date number, which is the first Wednesday of October in a year, or October 2, 2019 for the first quarter of fiscal year 2020 and October 3, 2018 for the first quarter of fiscal year 2019.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Three Months Ended				Nine Months Ended
	March 31,		Change 2020 / 2019		March 31,		Change 2020 / 2019
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentages)

Managed Public School Programs	$228,335	$222,645	$5,690	2.6%	$685,446	$665,981	$19,465	2.9%
Institutional
Non-managed Public School Programs	8,173	12,776	(4,603)	(36.0%)	26,792	37,398	(10,606)	(28.4%)
Institutional Software & Services	8,580	8,530	50	0.6%	30,246	29,515	731	2.5%
Total Institutional	16,753	21,306	(4,553)	(21.4%)	57,038	66,913	(9,875)	(14.8%)
Private Pay Schools and Other	12,066	9,301	2,765	29.7%	29,350	26,544	2,806	10.6%
Total Revenues	$257,154	$253,252	$3,902	1.5%	$771,834	$759,438	$12,396	1.6%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
	(Dollars in thousands)
Revenues	$257,154	100.0%	$253,252	100.0%	$771,834	100.0%	$759,438	100.0%
Instructional costs and services	178,968	69.6	168,260	66.4	515,796	66.8	487,574	64.2
Gross margin	78,186	30.4	84,992	33.6	256,038	33.2	271,864	35.8
Selling, general, and administrative expenses	63,687	24.8	61,725	24.4	230,622	29.9	229,059	30.2
Income from operations	14,499	5.6	23,267	9.2	25,416	3.3	42,805	5.6
Interest income, net	(76)	(0.0)	754	0.3	1,275	0.2	1,547	0.2
Other income (expense), net	(1,093)	(0.4)	556	0.2	(736)	(0.1)	(40)	(0.0)
Income before income taxes and loss from equity method investments	13,330	5.2	24,577	9.7	25,955	3.4	44,312	5.8
Income tax expense	(4,419)	(1.7)	(5,842)	(2.3)	(5,993)	(0.8)	(9,858)	(1.3)
Loss from equity method investments	(157)	(0.1)	(273)	(0.1)	(344)	(0.0)	(562)	(0.1)
Net income attributable to common stockholders	$8,754	3.4%	$18,462	7.3%	$19,618	2.5%	$33,892	4.5%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues.  Our revenues for the three months ended March 31, 2020 were $257.2 million, representing an increase of $3.9 million, or 1.5%, from $253.3 million for the same period in the prior year. Managed Public School Program revenues increased $5.7 million, or 2.6%, year over year. The increase in Managed Public School Program revenues was primarily due to the 2.2% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $4.6 million, or 21.4%, primarily due to a 33.9% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues increased $2.8 million, or 29.7%, over the prior year period as a result of the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2020 were $179.0 million, representing an increase of $10.7 million, or 6.4%, from $168.3 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers.  Instructional costs and services expenses were 69.6% of revenues during the three months ended March 31, 2020, an increase from 66.4% for the three months ended March 31, 2019.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended March 31, 2020 were $63.7 million, representing an increase of $2.0 million, or 3.2% from $61.7 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs.  Selling, general, and administrative expenses were 24.8% of revenues during the three months ended March 31, 2020, an increase from 24.4% for the three months ended March 31, 2019.

Income tax expense.  We had an income tax expense of $4.4 million for the three months ended March 31, 2020, or 33.5% of income before income taxes, as compared to $5.8 million, or 24.0% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended March 31, 2020 was primarily due to the increase in the amount of non-deductible compensation.

Net income.  Net income was $8.8 million for the three months ended March 31, 2020, compared to $18.5 million for the same period in the prior year, representing a decrease of $9.7 million.

Comparison of the Nine Months Ended March 31, 2020 and 2019

Revenues.  Our revenues for the nine months ended March 31, 2020 were $771.8 million, representing an increase of $12.4 million, or 1.6%, from $759.4 million for the same period in the prior year. Managed Public School Program revenues increased $19.5 million, or 2.9%, year over year. The increase in Managed Public School Program revenues was primarily due to the 1.8% increase in enrollments and increases in the per-pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $9.9 million, or 14.8%, primarily due to a 33.8% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues increased $2.8 million, or 10.6%, over the prior year period as a result of the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2020 were $515.8 million, representing an increase of $28.2 million, or 5.8%, from $487.6 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers.  Instructional costs and services expenses were 66.8% of revenues during the nine months ended March 31, 2020, an increase from 64.2% for the nine months ended March 31, 2019.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the nine months ended March 31, 2020 were $230.6 million, representing an increase of $1.5 million, or 0.7% from $229.1 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs, partially offset by a decrease in advertising expenses.  Selling, general, and administrative expenses were 29.9% of revenues during the nine months ended March 31, 2020, a decrease from 30.2% for the nine months ended March 31, 2019.

Income tax expense.  We had an income tax expense of $6.0 million for the nine months ended March 31, 2020, or 23.4% of income before income taxes, as compared to $9.9 million, or 22.5% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the nine months ended March 31, 2020 was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

Net income.  Net income was $19.6 million for the nine months ended March 31, 2020, compared to $33.9 million for the same period in the prior year, representing a decrease of $14.3 million.

Liquidity and Capital Resources

As of March 31, 2020, we had net working capital, or current assets minus current liabilities, of $229.1 million. Our working capital includes cash and cash equivalents of $150.0 million and accounts receivable of $284.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2020.

On January 27, 2020, we executed a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. As of March 31, 2020, we were in compliance with the financial covenants. As of March 31, 2020, we had $100.0 million outstanding on the Credit

Facility. The Credit Facility also includes a $200 million accordion feature. Interest expense related to the Credit Facility is expected to be less than $0.5 million for the remainder of fiscal year 2020.

We incur capital lease obligations for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2020 and June 30, 2019, the outstanding balance of capital leases was $23.3 million and $24.6 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We executed an agreement with BALC in February 2019 for $25.0 million to provide financing for our leases through December 2019 at a fluctuating rate of LIBOR plus 1.25%. We executed an additional $25.0 million agreement in March 2020 to provide financing for our leases through January 2021 at a fluctuating rate of LIBOR plus 0.75%. Individual leases with BALC include 12-month payment terms, fixed rates ranging from 1.52% to 3.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, borrowings on our Credit Facility and net working capital on hand will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2020 was $3.0 million compared to $73.3 million for the nine months ended March 31, 2019. The decrease of $70.3 million in cash provided by operations between periods was primarily due to changes in accounts payable, accrued compensation and accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2020 was $208.1 million compared to $48.0 million for the nine months ended March 31, 2019, an increase of $160.1 million. The increase is primarily due to the $177.2 million investment in Galvanize, partially offset by Galvanize cash of $9.2 million, in January 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2020 was $71.9 million compared to net cash used in financing activities of $22.4 million during the nine months ended March 31, 2019, an increase of $94.3 million in net cash provided by financing activities. The increase in net cash provided by financing activities is primarily due to an increase in the borrowing from the credit facility of $105.0 million offset by an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $7.7 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2020, we provided guarantees of approximately $1.1 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2020 and June 30, 2019, we had cash and cash equivalents totaling $150.0 million and $283.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2020, a 1% gross increase in interest rates earned on cash would result in a $1.5 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At March 31, 2020, a 1% gross increase in interest rates would result in a $1.0 million annualized increase in interest expense.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for K12. We are in the process of incorporating Galvanize’s operations into our internal control over financial reporting and intend to complete this within the one-year of acquisition date time frame.

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

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) and Georgia Cyber Academy Board as the respondents.  The demand asserts claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation. On June 12, 2019, the AAA appointed an arbitrator. The arbitration proceedings are continuing.

We are presently unable to predict the outcome of this arbitration, though we do not expect that the outcome will have a material adverse effect on our financial condition or results of operations.  K12 intends to pursue vigorously its claims against GCA, and defend vigorously against each and every counterclaim set forth by GCA.

Item 1A.  Risk Factors.

The risks described in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC on August 7, 2019, remain current in all material respects, except as amended and supplemented by the additional risk factors below.

The acquisition of Galvanize and the integration of the Galvanize business, operations and personnel will involve risks, and we may fail to realize the benefits expected from the acquisition of Galvanize.

On January 27, 2020, we completed the acquisition of Galvanize. While we expect to receive significant benefits from the Galvanize acquisition, there can be no assurance that we will actually realize the benefits on a timely basis or at all. Achieving the anticipated benefits of the Galvanize acquisition will depend, in part, on our ability to integrate the business and operations of Galvanize successfully and efficiently with our existing business. The combination of two independent enterprises is a complex, costly and time-consuming process. The integration process may result in unanticipated problems, expenses, liabilities, loss of client relationships, expenditure of resources and distraction of management and personnel. The difficulties of combining the operations include:

●	We may not realize the anticipated synergies or successfully enter into the career reediness education services market if our expectations regarding the Galvanize business do not materialize;

●	Management’s attention may be diverted and our core business may be disrupted by integration matters;

●	We may devote significant resources to integration and divert resources that could otherwise be used to support and grow our core business;

●	We may have difficulties integrating financial accounting systems, information technology systems, transaction processing systems, internal controls and standards, and procedures and policies;

●	We may have difficulties coordinating sales and marketing efforts to effectively position the combined company’s capabilities;

●	The Galvanize acquisition could have an adverse impact on our relationships with employees and customers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the acquisition; and

●	The assumptions both we and Galvanize have made regarding critical accounting estimates could be incorrect.

Galvanize may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Galvanize’s business and financial performance are subject to certain risks and uncertainties, including, among others: growing its enterprise business and expanding the geographical footprint of its campuses.

If Galvanize underperforms relative to our expectations, we may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect, and our business, financial condition, results of operations and cash flows could be adversely affected.

Uncertainties associated with the Galvanize acquisition may cause the departure of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.

To execute our business plans, we depend upon the experience and industry knowledge of our officers and other key employees, including those who joined us as part of the Galvanize acquisition. The combined company’s success will depend, in part, upon our ability to retain key management personnel and other key employees, some of which may experience uncertainty about their future roles with the combined company as a result of the Galvanize acquisition. This may have a material adverse effect on our ability to attract and retain key personnel and could adversely impact our business, financial condition, results of operations and cash flows.

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

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds. Budget appropriations for education at all levels of government are determined through a legislative process, which may be affected by negative views of for-profit education companies, recessionary conditions in the economy at large, or significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

The political process and potential variability in general economic conditions, including due to the recent coronavirus disease 2019 outbreak (“COVID-19), create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.

●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by the recent COVID-19 outbreak, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the 2008 recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt midyear cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service

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

●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.

●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.

Item 2.     Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

2.1

Agreement and Plan of Merger, dated as of January 21, 2020, by and among K12 Management Inc. and KAcquisitionCo Inc., Galvanize Inc. and Fortis Advisors LLC, as Securityholders’ Representative (solely with respect to Article XIII) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020, File No. 001-33883).

10.1

Credit Agreement, dated as of January 27, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020, File No. 001-33883).

10.2

Employment Agreement of Timothy J. Medina, April 3, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2020, File No. 001-33883).

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
101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K12 Inc.

/s/ TIMOTHY J. MEDINA
Name:	Timothy J. Medina
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: April 28, 2020