Form 10-K
period 2020-06-30
K12 INC
filed 2020-08-12
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2019 was $594,180,562. Aggregate market value excludes an aggregate of approximately 11,749,368 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 41,309,402.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2020, are incorporated by reference into Part III of this Form 10-K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “K12,” “Company,” “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as coronavirus disease 2019 (“COVID-19”);
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the career readiness education business;
●	entry of new competitors with superior technologies and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;
●	inadequate recruiting, training and retention of effective teachers and employees;

●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems, resulting from cybersecurity attacks; and
●	misuse or unauthorized disclosure of student and personal data.

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic and regulatory factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward-looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1—Item 1A—Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1—Item 1A—Risk Factors” of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology-based education company and offer proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach. Our learning systems are well suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. We are accredited by Cognia (formerly known as AdvancEd), a non-profit international accreditation agency for schools, districts, education service agencies, post-secondary institutions, and corporations.

As an innovator in K-12 online education, we believe we have attained distinctive core competencies that allow us to meet the varied needs of our school customers and students. These core competencies include our ability to create engaging curriculum, train teachers in effective online instruction, provide administrative support services to online schools, customize online learning programs for school districts, develop innovative new offerings, and assist legislators and policy makers in understanding the many dynamics of virtual and blended learning that can complement and transform traditional schools. These factors enable us to provide products and services to three lines of business that share many common attributes, including curriculum, learning systems, administration, logistical systems and marketing. These lines of business are: (i) Managed Public School Programs, (ii) Institutional, and (iii) Private Pay Schools and Other.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
● Virtual public schools	● Non-managed public school programs	● Private schools —K12 Private Academy (formerly, K12 International Academy)
● Blended public schools	● Institutional software and services	—George Washington University Online High School
● Destinations Career Academies / Career readiness education	● Destinations Career Academies / Career readiness course offerings	—The Keystone School
● Destinations Career Academies (Private) ● Galvanize

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

Managed Public School Programs

Our Managed Public School Programs line of business includes both virtual and blended public schools where a district, independent charter board, or other entity contracts with K12 for a full-time program of educational products and services. These programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services. In fiscal year 2020, our Managed Public School Programs accounted for approximately 88% of our revenue.

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

Blended Public Schools.  Blended public schools combine online learning and face-to-face instruction in a physical learning center.

For both virtual and blended Managed Public School Programs, the governing authority that exercises ultimate control over the schools negotiates contractual terms with us for specific aspects of the administration of the schools, which can include:  the creation and implementation of the academic plan; monitoring academic achievement; recommendations for teacher hires; teacher training; recommended compensation plans for school personnel; financial management; enrollment processing; and development and procurement of curriculum, equipment and required services. The scope of services we provide may also vary in accordance with applicable state regulations and each governing authority’s policies. The schools receive funding on a per student basis from the state in which the public school or school district is located. In earlier years, we grew primarily by entering into service and product agreements with schools that offered statewide programs in new states and reported that growth by citing the number of states having these programs and by enrollments. Our Managed Public School Programs now involve the opening of multiple schools within the same state, as well as closures that can occur with contract terminations, non-renewals, or charter revocations. In fiscal year 2017, we adopted a metric based on the number of schools served by our Managed Public School Programs. For fiscal year 2020, we provided these Managed Public School Programs to 76 schools in 30 states and the District of Columbia. In addition, we report on a quarterly basis the aggregate number of enrollments and associated revenue for the Managed Public School Programs.

Institutional

We work closely as a partner with school districts, public schools, charter schools, private companies, and private schools to provide them with educational solutions. The Institutional business includes Non-managed Public School Programs and Institutional software and services where K12 offers curriculum, including career technical education (“CTE”) electives, and technology for full-time virtual and blended programs. In addition, we offer options for the school to contract with us for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services and products. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients also can assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. For the 2019-20 school year, we served school districts or schools in all 50 states and the District of Columbia.

Private Pay Schools and Other

We own and operate three accredited, tuition-based private schools: (i) The K12 Private Academy (formerly, K12 International Academy) and its DCA program, (ii) the George Washington University Online High School, and (iii) The Keystone School. We also have entered into agreements which enable us to distribute our products and services to students from more than 100 countries. We pursue international opportunities where we believe there is significant demand for quality online education. Our principal customers are U.S. students, including those who reside in states where the online public school option is not available, as well as expatriate families with students who seek to continue their studies in English and foreign students who may seek admission into a U.S. college or university. Additionally, our curriculum is sold to end-user customers who desire to educate their children outside of the traditional school system or, to supplement their child’s traditional education, and to adult learners who are seeking to complete their high school diploma.

On January 27, 2020, we acquired 100% of Galvanize Inc. (“Galvanize”) in exchange for $165.0 million, plus working capital. Galvanize provides talent development for individuals and enterprises in information technology fields. The acquisition of Galvanize expands the Company’s offerings to include post-secondary skills training in data science and software engineering, technology staffing and developing talent and capabilities for companies. The Company also plans to use Galvanize’s curriculum to create appropriate content to offer high school students.

Our History

We were founded in 2000 to utilize advances in technology to provide children with access to a high-quality education regardless of their geographic location or socioeconomic background. Given the geographic flexibility of technology-based education, we believed we could help address the growing concerns regarding the regionalized disparity in the quality and breadth of available curriculum and instruction, both in the United States and abroad. The convergence of these factors and rapid advances in Internet networks created the opportunity to make a significant impact by deploying online learning software and systems on a flexible, online platform.

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. In fiscal year 2020, our customers for Managed Public School Programs consisted of 76 schools in 30 states and the District of Columbia. We also serve schools in all 50 states and the District of Columbia through our Institutional business.

In January 2020, we acquired Galvanize to expand the Company’s offerings to include post-secondary skills training in data science and software engineering, technology staffing and developing talent and capabilities for companies.

Our Market

The U.S. market for K-12 education is large and online learning is gaining greater acceptance and broader usage. For example:

●	According to a May 2019 report of the National Education Policy Center (“NEPC”) entitled “Full-Time Virtual and Blended Schools: Enrollment, Student Characteristics, and Performance,” in 2017-18, 501 full-time virtual schools enrolled 297,712 students, and 300 blended schools enrolled 132,960. The NEPC report further states thirty-nine states had either virtual or blended schools. There were four states that allowed blended schools to operate but still have not allowed the opening of full-time virtual schools. A total of six states have full-time virtual schools but do not currently have full-time blended learning schools.
●	In 2020, the National Home Education Research Institute reported that there are approximately 2.5 million home-educated students in the United States, which has grown by an estimated 2% per year since 2016.

Demand for Education Alternatives: The Market Opportunity and the K12 Solutions

As evidenced by the rapid evolution of education technology and varying educational options being offered to K-12 students, no single learning model has been found that works equally well for every student. Children today utilize technology in all aspects of their lives, and we expect this reality to extend to their education. Our business has been built on the premise that every student, regardless of geographic location or socioeconomic background, is entitled to a high-quality education that is individualized and adaptable based on the student’s unique needs. We also believe all students can benefit from more engaging technology-enriched educational content.

We anticipate that full-time online public schools will meet the needs of a small percentage of the overall United States K-12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, students come from a broad range of social, economic and academic backgrounds, and parents share the desire for individualized instruction to maximize their children’s potential. Examples of students for whom this solution may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii) safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student-athletes and performers who are not able to attend regularly scheduled classes; (vi) college-bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills, including adult learners; (viii) high school dropouts who have decided to re-enroll in school to earn a diploma; and (ix) students of military families who desire high-quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

Although the COVID-19 pandemic may change the way in which students are educated in the near term in certain locations, we continue to expect most students in the United States to be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability of a choice for an online public education (including blended learning models), and that states and districts will seek to incorporate online and blended solutions into their school-based programs. Our Managed Public School Programs offer a full service, integrated program, and a complete solution for districts and schools that desire a comprehensive option. For public school customers who need less than a full service offering, our Institutional business provides online curriculum and services on a solutions-oriented, customized basis. We continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s and individuals’ capabilities and needs. Moreover, we have pursued, and will continue to pursue, selected markets outside the United States where we believe our products and services can address local foreign market needs.

Our Business Lines

Managed Public School Programs

Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service and product agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with, and approved by, the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2019-2020 school year, we provided our Managed Public School Programs to 76 schools in 30 states and the District of Columbia. During this fiscal year, we entered into three new contracts in three states to open Managed Public School Programs, auto-renewed six agreements for schools in five states, mutually agreed to terminate the service agreement with one school, and completed renewal negotiations in five states, with varying degrees of contract modifications. During this fiscal year, at two schools the authorizer invoked its contractual right to not renew its district program for the upcoming 2020-2021 school year. One school elected not to renew their service agreement with us for the 2022-2023 school year and thereafter.

Virtual Public Schools

The majority of our revenue is derived from multi-year service and product agreements with the governing authorities of the virtual public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full-time virtual public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face-to-face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

Virtual public schools managed by K12 serve K-12 students, principally utilize the K12 core curriculum and attract both mainstream and other types of learners. These virtual public schools operate under different brands including Virtual Academies (our original full-time Managed Public School Program), Insight schools (which tend to focus on particular student segments, such as only middle and high school grade levels, at-risk students and career readiness programs), and iQ Academies (which are typically only partially managed by us, with responsibility for academic program and regulatory compliance resting with the host school or school district).

Blended Public Schools

In addition to our full-time virtual public schools, we offer a variety of support services and sell our products to blended public schools, which are public schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center.

In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility.  Our blended schools bring students and teachers physically together more often than a purely online program.

In some blended schools we support, such as the Hoosier Academies Indianapolis, students attend a learning center on a part-time basis, where they receive face-to-face instruction, in addition to their online virtual curriculum and instruction.

Career Readiness Education

CRE at the virtual and blended schools offers online curriculum and career services to middle and high school students. Under the DCA program, students work collaboratively in groups, gain virtual industry exposure, and may have job shadowing opportunities.

Institutional

Our Institutional business consists of: (i) Non-managed Public School Programs and (ii) Institutional software and services. Over the past few years, public schools and school districts have been increasingly adopting online solutions to augment teaching practices, launch new learning models, cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated for access to online courses. With the impact of the COVID-19 on education, school districts are seeking more complete virtual learning solutions in addition to curriculum, including virtual instructional delivery, scheduling, attendance monitoring for virtual instructional sessions, teacher professional development, consulting support in effective virtual instruction, and special education accommodations. Additionally, districts are seeking support for implementations that blend virtual and in-person instruction.

To address the growing need for digital solutions and the recently emerging need for comprehensive virtual solutions, our Institutional business provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio provides a continuum of delivery models, from full-time Non-managed Public School Programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. The goal of the Institutional business is to partner, primarily with U.S.-based public schools and school districts, to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments and to provide comprehensive support for teachers and administrators to deliver effective virtual and blended instructions.

Our K12 Learning Solutions and K12 Training Solutions suite of offerings include: our K12 virtual learning platforms, K12 curriculum; Middlebury Interactive Languages; Stride; and the Big Universe literacy solution. This catalog of online curricula can address specific student needs, including AP, honors programs, world languages, English language learners, remediation, credit recovery, alternative education, CTE electives and college readiness. In connection with these solutions, we also offer state-certified teachers, training for school personnel in online instruction methods, and professional development and other support services as needed by our customers.

Private Pay Schools and Other

International and Private Pay Schools

We own and operate three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. Beyond our business in the United States, we are pursuing international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. For the 2019-20 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

The K12 Private Academy (formerly, K12 International Academy) is an online private school that serves students in both the United States and overseas. In addition, a DCA program is available that offers the students online curriculum and career services. Through the K12 Private Academy, students may study in a full-time academic program that ultimately leads to an accredited U.S. high school diploma. Students may also enroll in individual courses on a part-time basis. The K12 Private Academy utilizes the same curriculum, systems and teaching practices that we provide to the virtual public schools we manage in the United States. In addition, this school provides a unique international community including online clubs and events that enrich the student experience by allowing students to interact with peers in other countries. The school is accredited by Cognia, and is recognized by the Commonwealth of Virginia as a degree granting institution of secondary learning.

The Keystone School (“Keystone”) is a private school that has been providing home-based education and distance learning for over 35 years. Keystone offers middle and high school on a full or part-time basis, as well as adult learning programs. Keystone also sells elementary level (K-5) courses and teacher support, which appeal to families that seek to homeschool or need supplemental instruction. Students take online courses with teacher support as well as print correspondence course programs. Keystone primarily uses our K12 curriculum delivered on the Desire2Learn learning management system and offers a lower-cost option to families than either of our other two private schools. Keystone is accredited by the Middle States Association—Commission on Elementary and Secondary Schools and Cognia.

The George Washington University Online High School is operated in cooperation with the George Washington University. The program, which launched in the 2011-12 school year, offers K12’s college preparatory curriculum and is designed for high school students who are seeking a challenging academic experience and aspire to attend top colleges and universities. The school also provides extensive counseling throughout the high school years to help students make academic and extracurricular choices and maximize their future potential. The school is accredited by the Middle States Association—Commission on Elementary and Secondary Schools.

Consumer Sales

We also sell individual K-8 online courses and supplemental educational products directly to families. These purchasers desire to educate their children as homeschoolers, outside of the traditional school system or to supplement their child’s existing public or private school education without the aid of an online teacher. Customers of our consumer products have the option of purchasing a complete grade-level curriculum for grades K-8, individual courses, or a variety of other supplemental products, covering various subjects depending on their child’s needs. Typical applications include summer school course work, home-schooling and educational supplements.

Galvanize

Galvanize operates three businesses: (i) bootcamps for data sciences and software engineering, (ii) co-working campuses, and (iii) enterprise training.  The full-time bootcamps are designed for post-secondary students looking to advance their technology careers by providing such students with foundational skills and real-world experience needed to succeed in the technology sector.  The co-working campuses are locations that serve as a shared workspace for individuals, startups and established companies.  Enterprise training addresses the skills gap facing companies in the data science and software engineering sectors by working directly with companies to create a customized, tailored education plan to help each company reach its goals and train its employees according to such plan.

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

Affect Better Student Outcomes.  We are committed to improving student outcomes for every student in the schools we serve. To achieve this goal we: (i) invest in training and professional development for teachers and school leaders, which may include a competency-based Master’s Graduate Degree in Online Teaching K-12 though our partnership with Southern New Hampshire University; (ii) develop programs and initiatives designed to improve the learning experience, such as our interactive media projects, project-based learning (“PBL”), virtual science labs and AP test prep; (iii) enhance our curriculum to make it more engaging, adaptive and available to all students anywhere; and (iv) update our content as state standards and state assessments change. We also will focus our marketing and enrollment efforts on helping students and families understand the unique demands and challenges of the online learning environment.

We believe better understanding by parents and students will better prepare students for the work and improve their chance at academic success.

Improve Student Retention in Our Virtual Schools.  To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual schools because families have the option of enrolling their children in a brick and mortar school or another virtual school. We, therefore, continue to refine our marketing programs to attract students who are most likely to succeed in a non-classroom based environment with the expectation of increasing academic success and student retention, recognizing that all students are eligible to enroll consistent with state requirements (e.g., enrollment caps, prior public school student). Once students are enrolled, programs such as Strong Start Onboarding, Single Point of Contact Advisors, Social-Emotional Learning and Face-to-Face/Blended Programs provide early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and, ultimately, give students a better chance at academic success.

Grow DCA Enrollments and Expand Career Training Market. To grow K12’s CRE initiative and enrollments we are expanding the Destination Career Academy’s brand, introducing PBL and pursuing industry partnerships. We believe this approach will be more advanced than traditional vocational training and broader than enrollment in a series of CTE courses.  We seek to expand our addressable market by offering career readiness training beyond our traditional K-12 market and into adult education and corporate training.  In 2020, we acquired Galvanize to expand into the information technology fields by providing talent development for individuals and enterprises.

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

Expand Virtual and Blended Public School Presence into Additional States and Cities.  As laws change and opportunities arise, we work with states, school districts, regional education organizations, and charter schools to authorize and establish new virtual and blended public schools and to contract with them to provide our curriculum, online learning platform, support services, and other related offerings. Traditional school districts are becoming a greater percentage of our customer base.

Grow Our Institutional Business.  The breadth of our Learning Solutions course catalog ranges from pre-K to 12th grade, instructional services, supplemental solutions, and teacher development and are the key drivers for Institutional business growth. We work to continue the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and to facilitate personalized learning in traditional, blended and online learning environments.

Add Enrollments in Our Private Schools.  We currently operate three online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs, and by solicitation of partnerships with traditional brick and mortar private schools.

Pursue International Opportunities to Offer Our Learning Systems.  We believe there is strong worldwide demand for high-quality, online education from U.S. families living abroad, foreign students who seek a U.S.-style education, and the schools and school systems that serve such students in their local market. Our ability to operate virtually is not constrained by the need for a physical classroom or local teachers, which makes our learning systems ideal for use internationally.

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

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue acquisitions that extend our offerings and business capabilities, such as the acquisition of Galvanize in January 2020, and opportunities with highly respected institutions. We believe we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students.  In 2018, we partnered with Southern New Hampshire University to invest in the development of degree-granting programs for online teaching.

Products and Services

Educational Philosophy

A primary focus of our educational philosophy is to make the academic performance of students our first priority. We are committed to continuously improving the quality of our curriculum and academic programs, including alignment to all state adopted standards and assessments (tests which are designed to measure specific elements of learning), states that have retained the Common Core State Standards (“CCSS”) and states that have adopted the Next Generation Science Standards. We also continue to evaluate and use innovative technologies to deliver engaging and effective learning experiences for all students. We seek to leverage our product portfolios across our educational solutions and distribution channels and to invest in our content portfolio to ensure our students receive a meaningful learning experience that is individualized, engaging, accessible and effective.

The design, development and delivery of our products and services are grounded in the following set of guiding principles:

●	Provide Learning Systems to Facilitate the Delivery of Our Products and Services. Our products and services are largely delivered through online learning systems that facilitate the delivery of courses, communication with teachers, synchronous and asynchronous class sessions, tracking of progress, assessment of student performance and other key aspects of our offering.
●	Employ Technology Appropriately for Learning. All of our courses are delivered primarily through an online platform and generally include a significant amount of online content. We employ technology where it is appropriate and can enhance the learning process, with the amount of online content increasing at higher grades. In addition to online content, our curriculum includes a rich mix of courses with and without materials. Furthermore, teachers utilize a variety of collaboration and communication tools to help support student and family communication. We believe our balanced use of technology and more traditional approaches helps to maximize the effectiveness of our learning systems.
●	Assess Objectives to Ensure Mastery. Ongoing assessments are the most effective way to evaluate a student’s mastery of a lesson or concept. To facilitate effective assessment, our curriculum states clear objectives for each lesson. Throughout a course, every student’s progress is assessed at a point when each objective is expected to be mastered, providing direction for appropriate pacing. These periodic and well-timed assessments reinforce learning and promote mastery of a topic before a student moves to the next lesson or course.
●	Individualized Learning. We seek to create engaging curriculum content to capture a student’s attention to make learning more interesting and effective. It is our fundamental belief that each student learns in a highly individualized manner. Our instructional system allows students to learn from a curriculum that caters to their unique learning style and offers a high degree of program flexibility. We are exploring new tools, such as machine learning, automated scoring and game-like capabilities to integrate into our curriculum to support individualized learning.
●	Prioritize Important, Rigorous Objectives. Our content experts have developed a clear understanding of those subjects and concepts that are difficult for students, from both historical and cognitive points of view.

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
●	Facilitate Flexibility to Accommodate Variations in Ability. We believe that each student should have access to a variety of instructional solutions that help challenge each student appropriately. Generally, meaningful progress for most students is to complete one academic year’s curriculum within a traditional school year. Our learning systems are designed to facilitate this flexibility to motivate and challenge each student to master each lesson.
●	Ensure Fundamental Content Soundness. Our highly credentialed subject matter experts or “Content Specialists” bring their own scholarly and teaching backgrounds to course design and development and are required to maintain relationships with and awareness of, guidelines from national and international subject-area associations.
●	Integrate Curriculum, Teachers and Technology to Maximize Student Learning. We believe students learn better not just with great curriculum, but also great teachers and technology that allows them to access the content and teachers in a way that makes learning more engaging and effective.

Academic Performance

Our fundamental goal for every child who enrolls in a virtual public or private school administered by us, or a program offered through a school district or a Non-managed school, is to improve his or her academic performance.  With the implementation of the federal Every Student Succeeds Act (“ESSA”) for the 2017-18 school year, each of the states in which we support virtual public schools has been given the authority to develop a school accountability plan within the confines of a broad federal ESSA framework based on their own conception of the best means to advance college and career readiness. The ESSA requires states to utilize four academic-related indicators in their accountability plans to measure school and student performance:  academic achievement, student growth in reading and math, graduation rate, and progress in achieving English language proficiency. The states were given discretion on the weight to give to each indicator and how to apply them. Most of the state ESSA plans submitted in 2017 to the U.S. Department of Education use some form of summative rating method to describe school performance, such as conferring an A-F grade or using a ranking system having a 1-10 scale. A significant new element of this education law is a requirement for states to adopt at least one non-academic indicator in their state’s accountability system to measure “school quality or student success,” often called the “fifth” indicator. Unlike No Child Left Behind where the only measure of school performance was an Annual Yearly Progress report, there are a wide range of non-academic options enumerated in the ESSA that the states can adopt to advance their own “school quality or student success” accountability objectives. The states may include measures of student engagement, educator engagement, student access to and completion of advanced coursework, post-secondary readiness, school climate and safety, and any other indicator a state may choose for this purpose. For example, a post-secondary readiness accountability indicator can include student participation in and completion of a CTE program of study, or access to dual credit programs. Similarly, a student engagement indicator may focus on teacher observations or ratings that demonstrate improvements in this area.

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. All of our schools administer nationally recognized, norm-referenced assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from the successful schools we manage and from other high performing schools across the country, we continue to encourage the school boards of our customers to implement our Academic Excellence Framework, a standardized guide available to all of our Managed Public School Programs that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student-level data. As part of the academic framework guidelines, schools implement plans to collect student-level data throughout the year through the use of norm-referenced growth measures at least three times per year, along with strategically placed formative interims, benchmarks, and summative assessments.

In addition to the complexities involved in measuring academic performance of students, we believe that the virtual public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under-credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students eligible for free or reduced-price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced-price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

While measuring academic performance is necessary, taking meaningful steps to improve student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families, such as Strong Start, Social-Emotional Learning and Advisors. To monitor student learning progress during the school year, we are using multiple equivalent assessments at the lesson, unit and semester level. This is intended to ensure that our measurement is reliable and valid. We provide more synchronous sessions for at-risk students based on data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

In furtherance of our goal to improve academic performance, the Academic Committee of the K12 Board of Directors is charged with making recommendations to management to foster continuous improvement in academic outcomes for the public and private schools served by the Company. With input and oversight from the Academic Committee, our K12 Educational Advisory Committee (“EAC”) consists of industry experts who provide additional academic expertise and advice. The EAC met three times in fiscal year 2020. The members of the EAC were:

●	Dr. David Driscoll, former Commissioner of Education, Commonwealth of Massachusetts;
●	Ms. Millie Fornell, former Chief of Staff, Miami-Dade School District;
●	Ms. Ann Foster, former Senior Vice President Strategy, Business Development and Connected Learning for Harcourt Education Group;
●	Dr. Mary Futrell, retired Dean of the George Washington University School of Education and former President of the National Education Association;

●	Dr. Beverly Hutton, Deputy Executive Director of the National Association of Secondary School Principals;
●	Dr. Ildiko Laczko-Kerr, Chief Academic Officer, Arizona Charter Schools Association;
●	Dr. Andrew Porter, former Dean of the Graduate School of Education, University of Pennsylvania; and
●	Dr. Elanna Yalow, CEO of Knowledge Universe Early Learning Programs.

Our Products

We continue to invest in curriculum and technology to educate students more effectively and efficiently. Much of our investment has been in the development of improved functionality of our curriculum and systems. Areas of focus include: (i) integration and user experience—making sure that all of our systems and solutions are easy for teachers, administrators, students, and parents to use; (ii) mobile enabled products; (iii) portability—making sure that our platforms integrate with and onto third-party platforms; (iv) features which personalize learning for all students we serve; (v) courses that are flexible enough to provide assistance to struggling students; (vi) reading and oral fluency scoring; (vii) alignment with state standards; (viii) built-in tutoring and support functionality; and (ix) a virtual learning platform which supports the scheduling and delivery of instruction, tracking of attendance, recording of instructional sessions, and allows student group work.

As school districts evolve and look for digital solutions in their classrooms, we believe that our products have applicability across a broader range of schools. We are continuing to develop new courses and materials aimed at engaging a broad spectrum of learners with potential applicability from virtual classrooms to brick and mortar schools.

The goal of our products is to assist teachers, schools and districts in implementing individualized education programs to better serve students. This can take a variety of forms including turnkey solutions, partnerships, vendor relationships, enterprise licenses, and purchases of curriculum and services.

Curriculum

K12 has one of the largest digital curriculum portfolios for the K-12 online education industry. Our school customers can select from hundreds of core elementary, middle, and high school courses, as well as many state customized versions of those courses, electives, lesson guides, and offline instructional kits and materials. A single year-long K12 course generally consists of 120 to 180 unique instructional lessons. Each lesson is designed to last approximately 45 to 120 minutes, although students are able to work at their own pace to master a lesson’s objectives.

Since our inception, we have built core courses in English Language Arts (“ELA”), mathematics, science and history on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving and we continually invest in our curriculum to meet these changing requirements.

Online Lessons.  Our K12 online lessons are accessed by K-5 students through a proprietary learning management platform, which we call our Online School (“OLS”). For grades 6-12, lessons are accessed through a third-party platform, Desire2Learn. Students can also access Learning Solutions courses through other platforms used in school districts. Each online lesson provides the roadmap for the entire lesson, including direction to specific online and offline materials, summaries of major objectives for the lesson and the actual lesson content with assessments. Digital versions of documents, readings, labs and other activities may also be included. Lessons utilize a combination of innovative technologies, including animations, demonstrations, audio, video and other graphic/digital interactivity, educational games and individualized feedback, all coordinated with offline textbooks and hands-on materials, to create an engaging, responsive and highly effective curriculum. The formative and periodic summative, online assessments help ensure that students have mastered the material and are ready to proceed to the next lesson, allowing them to work at their own pace. Pronunciation guides for key words and references to suggested additional resources, specific to each lesson and each student’s assignments and assessments, are also included.

Learning Kits.  Many of our courses utilize learning kits in conjunction with the online lessons to maximize the effectiveness of our learning systems. In addition to receiving access to our online lessons through the Internet, each K-8 student in our Managed Public Schools receives a shipment of materials that generally include textbooks, art supplies, laboratory supplies (e.g., microscopes, scales, science specimens) and other reference materials which are referred to and incorporated in instruction throughout our curriculum. This approach is consistent with our guiding principle to utilize technology where appropriate for our learning systems, and combine it with other effective instructional methods. We have also created and/or converted additional K12 textbooks and resources used across our core courses in K-12 into an electronic format, enabling us to offer options to enhance the student experience at all grade levels without physical books.

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

High School Courses

The curriculum available to high school students offers increased flexibility in course selection including a wide range of electives. These include AP courses, a diverse selection of foreign language offerings and CRE course pathways. Much like our K-8 offerings, we continue to invest in these courses to meet state standards and provide additional tools that will help remediate the problems of struggling students. For example, we introduced a “Help Me” section that will provide additional online instruction in certain course areas at the click of the button.

Learning Solutions Online Courses.  We also offer curriculum to schools and school districts marketed as our Learning Solutions Online Courses (formerly FuelEd) product line. Most Learning Solutions Online Courses are aligned to state and national standards, including many to the CCSS, and include a large number of courses for middle and high school students, featuring core, AP, elective, and credit recovery courses. Learning Solutions Online Courses are developed by subject matter experts, designed by multimedia teams and may be taught by Company-provided instructors at the customers’ option. Learning Solutions classes are primarily delivered over the Internet in a classroom or virtual setting, and use a variety of interactive elements to keep students engaged. A deep understanding of K-12 pedagogy, as well as the human factors associated with online technology, is integrated into Learning Solutions courses. We also offer a wide range of supplemental and credit recovery courses across most subject areas. These courses provide students with the ability to augment their learning experience with additional online materials to help catch up in a subject area if they have fallen behind or “make-up” for a course they were not able to effectively complete.

Middlebury Interactive Languages (“MIL”).  We offer digital world language courses and residential summer language academies through MIL, which became a wholly owned subsidiary in FY 2017 through our purchase of Middlebury College’s interest in the joint venture. As part of that transaction, we retained the right to use the MIL name in its products through April 2028. These offerings include immersive language courses for K-12 students based on Middlebury College’s pedagogy to help students gain a stronger base of comprehension and accelerate language acquisition. The age-appropriate language courses, which can be implemented fully online, in a blended learning environment or as supplemental material, use instructional tools such as animation, music, videos and other authentic materials to immerse students in the language and culture of study. We offer Chinese, French, German and Spanish courses for elementary, middle and high school students. In addition, we offer digital, supplemental English language learner (“ELL”) courses for middle and high school students to be used in a blended environment. MIL also operates summer residential language academies, an immersive program for middle and high school students. Academy students live in language by taking the Language Pledge, a promise to communicate solely in their language of study for four weeks. Instruction is offered in Arabic, Chinese, French, German and Spanish at multiple college campuses in Vermont, as well as in France, Spain and China in their respective local languages.

Supplemental Courses. We offer Stride, an independent, self-paced, adaptive, game-based supplemental offering that covers math, ELA, and science. In fiscal year 2018, we acquired Big Universe, a digital library solution, that includes more than 18,000 trade books, and we are making enhancements to that product, including the integration of automated reading level scoring.

Innovative Learning Applications

In order to continue to enhance the user experience and instructional methods of our learning systems, we strive to leverage new technologies and adapt our curriculum to new devices and platforms while developing algorithms and models to build an effective curriculum.

●	Mobile Device Learning: We offer mobile applications that create the ability for a student to learn “on-the-go,” allowing for more continuous learning, engagement and mastery of content. The courses and solutions we are producing are increasingly mobile-ready.

●	Interactive Learning Activities and Games: We have created a growing catalog of interactive learning activity and game templates for use throughout our courses. Our Stride offering is built around a motivating reward system to engage students and create learning incentives.
●	Virtual Labs: We have delivered alternatives for our educational partners who desire a materials-free curriculum. This includes converting many of our existing materials-based high school science labs into highly interactive virtual labs and video lab simulations that meet state standards and still maintain teaching the original learning objectives. For example, in high school chemistry, we have developed a virtual laboratory on chromatography, in which students separate a number of inks into their component pigments. This laboratory is performed at a virtual lab bench with all the materials and with the same procedures high school students would use in a physical chemistry laboratory.
●	Adaptive Learning: We have developed a proprietary adaptive learning algorithm that uses ongoing practice activity and assessment results to offer suggestions on additional practice. This is utilized in our math and ELA courses to offer on-demand help matched to each learner’s characteristics. In addition, we have added integrated adaptive learning at four learner levels in grades 3-5 ELA and Math, and we have integrated an adaptive reading capability at 5 levels into our grade 6-10 ELA courses through a partnership with Newsela.
●	Engaging Videos: We continue to explore opportunities to enhance student engagement through strategic use of relevant multimedia. For example, we introduce concepts in our Summit math curriculum with a 60-second video that illustrates the application of a specific math concept in practical applications to provide context for students.

Learning Management Systems

For our K12 curriculum users in grades K-5, we provided a proprietary learning management system, our OLS platform. The OLS platform is a significant part of our ongoing effort to provide a productive learning experience for students. The OLS platform is a web-based software platform that provides access to our online lessons, our lesson planning and scheduling tools, and our progress tracking tool which serves a key role in assisting parents and teachers in managing each student’s progress. The OLS platform is also the central system through which students, parents, teachers and administrators interact using an integrated email solution and Class Connect (our integrated synchronous session scheduler).

●	Lesson Planning and Scheduling Tools. During a school year, a typical full-time K-5 student will complete hundreds of lessons across six or more subject areas. In the OLS platform, our lesson planning and scheduling tools enable teachers and parents to establish an individualized plan for each student to complete his or her lessons. These tools are designed to dynamically update the lesson plan as a student progresses through each lesson and course, allowing flexibility to increase or decrease the pace at which the student advances through the curriculum while ensuring that the student progresses towards completion in the desired time frame. Moreover, changes can be made to the schedule at any point during the school year and the remainder of the student’s schedule will automatically be adjusted in the OLS platform. Unlike a traditional classroom education, our learning systems offer the flexibility for each student to take courses at different grade levels in a single academic year, providing flexibility for students to progress at their own level and pace within each subject area. The curriculum includes assessments built into every lesson to guide and tailor the pace of progress to each child’s needs.
●	Progress Tracking Tools. Once a schedule has been established, the OLS platform delivers lessons based upon the specified parameters of the school and the teacher. Each day, a student is initially directed to a home page listing the schedule for that particular day and begins the school day by selecting one of the listed lessons. As each lesson is completed, the student returns to the day’s schedule to proceed to the next subject. If a student does not complete a lesson by the end of the day on which it was originally scheduled, the lesson will be rescheduled to the next day and will resume at the point where the student left off. Our progress tracking tool allows students, parents, learning coaches and teachers to monitor student progress. In addition, information collected by our tracking tool regarding attendance and other pertinent data are transferred to our proprietary TotalView system for use in providing administrative support services. This instructional program includes several processes and educational techniques that embrace proactive intervention. As a result, we can provide high-quality instruction and intervention aligned to student needs.

We use the Desire2Learn platform for grades 6-12. This platform enables lesson planning, scheduling, tracking student progress and conducting assessments. The platform includes an assessment tracking tool that enables teachers to easily view assessment data for their students so that they can proactively provide additional instruction to students as needed. Our assessment tools help us improve learning programs by providing information on the effectiveness of instructional activities and curriculum. Furthermore, our learning programs make use of a variety of formative and summative assessment instruments:

●	Lesson assessments that verify mastery of the objectives for that lesson and help determine whether further study of the lesson is necessary;
●	Unit assessments that show whether or not the student has retained key learning objectives for the unit, and identify specific objectives students may need to review before progressing; and
●	Diagnostic assessments for placement and interim assessments to measure progress.

The platform also provides additional tools and reports that enable teachers to have better insights into students’ progress and enable students to manage their day more effectively.

TotalView

TotalView is our proprietary student information system. TotalView is integrated with the OLS, the Desire2Learn system, and several other proprietary systems, including our online enrollment system that allows parents to complete school enrollment forms online, and our Order Management System that generates orders for learning kits and computers to be delivered to students. TotalView stores student-specific data and is used for a variety of functions, including enrolling students in courses, assigning progress marks and grades, tracking student demographic data, and generating student transcripts. The TotalView suite of online applications provides administrators, teachers, parents and students a unified view of student attendance, truancy management, graduation planning, communications, and learning kit shipment tracking.

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

Academic Support Services

Teachers and Related Services.  Teachers are critical to students’ educational success. Many teachers in the virtual and blended public schools that we manage are employed by the school, with the ultimate authority over these teachers residing with the school’s governing body, including final hiring and termination decisions. As part of our service agreements, we typically are engaged to recruit, train and provide administrative support for these school-employed teachers. For our Institutional business customers, we provide instructors as needed using our staff of state-certified teachers and trainers.

We use a rigorous evaluation process for making teacher hiring recommendations to the schools we support. We generally recruit teachers who, at a minimum, are state certified and meet each state’s requirements for designation as a “Highly Qualified Teacher.” We also seek to recruit teachers who have the skill-set necessary to be successful in a virtual environment. Teaching in a virtual or blended public school is characterized by enhanced one-on-one student-teacher and parent-teacher interaction, so these teachers must have strong interpersonal communications skills. Additionally, a virtual or blended public school teacher must be creative in finding ways to effectively connect with their students and integrate themselves into the daily lives of the students’ families. Throughout a teacher’s employment in a managed program, we provide tools for teacher management and evaluation. In most Managed Public School Programs, we have a personalized teacher training program, where experienced educators provide training, coaching and professional development to other teachers at the schools to help improve the quality of instruction to students.

New teachers participate in our comprehensive onboarding and training program during which, among other things, they are introduced to our educational philosophy, our curriculum and technology applications, and are provided strategies for communicating and connecting with students and their families in a virtual environment. We also provide ongoing professional development opportunities for teachers so that they may stay abreast of changing educational standards, key learning trends, and sound pedagogical strategies which we believe enhance their teaching abilities and effectiveness.

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

Supporting Academically At-Risk Learners.  Our objective is to narrow the achievement gap for those students who enter our virtual or blended public schools behind their same-age peers. To that end, students are given both formative and summative assessments during the course of the school year in order to identify those students needing specific remedial support and measure the effectiveness of the support. We also offer a program designed for academically at-risk students, particularly those who have previously dropped out of high school, and which includes more counseling, social-emotional learning programs and support services.

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

For the school year 2019-20, most of the managed public schools we served implemented the complete Students First program. Students First is a series of programs that encompass the entire student experience, from on-boarding to personalized outreach to academic and support services for struggling students and surveys for gauging satisfaction and adapting support services for students and families in the schools.

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

Accreditation.  In 2018, Cognia renewed our corporate accreditation for another five years. Cognia (formerly known as AdvancED) is a non-profit organization that serves more than 30,000 public and private schools and districts across the United States. It was created by the merger of the preK-12 divisions of the North Central Accreditation Association Commission on Accreditation and School Improvement and the Southern Association of Colleges and Schools Council on Accreditation and School Improvement, and the subsequent addition of the Northwest Accreditation Commission. Many of the schools we manage also maintain school accreditation through Cognia and also through regional accreditations with other accrediting associations.

Compliance and Tracking Services.  Operating a virtual or blended public school entails many of the compliance and regulatory requirements of a traditional public school, as well as applicable charter provisions or other requirements specifically adopted for online public schools. We have developed management systems and processes designed to track compliance with those requirements, including tracking appropriate student information and meeting various state and federal reporting, record keeping and privacy requirements for the schools we serve. For example, we collect enrollment related information, monitor attendance and provide planning and implementation support for proctored state tests. Further, as we have added new schools and expanded into new states, we continue to update our compliance policies and procedures. We employ a Chief School Compliance Officer (“CSCO”) to supplement and oversee school compliance. Among other responsibilities, our CSCO complements our corporate compliance and ethics function and reviews and makes recommendations to our managed public schools on applicable regulatory and legal developments. The CSCO provides a school compliance report semi-annually to the Audit Committee, or more frequently on various matters as requested by the Committee.

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide a full suite offering including online curriculum and school support services to K-12 virtual and blended public schools and school districts, including those with a career orientation. These companies include Pearson PLC (Connections Academy), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Apex Learning Inc., Curriculum Associates, Achieve 3000, Weld North LLC, Edmentum Inc., Renaissance Learning, Inc., Rosetta Stone Inc. and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and LearnZillion, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private pay school students. Additionally, we compete with state-administered online programs.

We believe that the primary factors on which we compete are:

●	extensive experience in, and understanding of, K-12 virtual schooling;
●	comprehensive suite of academic programs;
●	customer satisfaction with our curriculum, school teachers and the managed public schools we serve;
●	quality of integrated curriculum and materials with an online delivery platform;

●	qualifications, experience and training teachers for online instruction;
●	comprehensiveness of school management and student support services;
●	integrated K-12 solutions, with components designed and built to work together;
●	ability to leverage our assets across our lines of business; and
●	sophisticated government affairs knowledge and experience in virtual school regulatory environments.

Broadly speaking, we participate in the market for K-12 education. In states where we enter into multi-year service and product agreements with virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Institutional business are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve  elementary and middle school students, and some serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our International and Private Pay schools, we compete for students seeking an English-based K-12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus, the geographic market for many of our products and services is global and indeterminate in size.

Key Functional Areas

Public Affairs, School Development, Student Recruitment and Marketing

We seek to increase public awareness of the educational and fiscal benefits of our online learning options through full-time virtual and blended instructional models, as well as supplementary course options. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

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

Operations

The physical learning kits that accompany our online lessons are an essential component of many of our courses. A student enrolling in one of our courses may receive multiple textbooks, art supplies, laboratory supplies (e.g., microscopes and scales) and other reference materials designed to enhance the learning experience. We package these books and materials into course-specific learning kits. Because each student’s curriculum is customized, the combination of kits for each student must also be customized.

Over our 20 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into a personalized order to fulfill the corresponding learning kits to ship to each student. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

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

Availability and Redundancy.  Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our network management capabilities, allows for additional hardware to be inserted into our network, providing us with optimal scalability and availability as evidenced by our typically greater than 99% uptime over a growing user base. We regularly backup critical data and store this backup data at an offsite location.

Cybersecurity. Our cybersecurity measures and policies include dividing application layers into multiple zones controlled by firewall technology. Sensitive communications are encrypted between client and server and our server-to-server accessibility is strictly controlled and monitored. We have contracted with an outside network and information cybersecurity firm to assist us with monitoring traffic and potential threats that may target our services and systems. We protect sensitive information through policy and control governance that is validated on a semi-annual basis, and maintain a layered security architecture. Third-party firms are engaged to test our networks, servers and applications for vulnerabilities. We have prepared an incident response plan that is designed to escalate information regarding material data breaches and cybersecurity attacks to the senior management of the Company. A business-centric information security program has also been adopted that is tailored to adjust to an ever-changing IT compliance and information security threat landscape. Although distributed denial-of-service attacks are frequently attempted, we have not experienced a significant disruption to our business as a result of these attacks.

Physical Infrastructure.  We utilize leading vendors, such as Amazon Web Services, to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near-real time data replication from our primary data center. We are also in the process of migrating our entire application portfolio to Amazon Web Services. Amazon Web Services provides a robust technological framework, such as auto-scaling, which aligns with our business.  Our Network Operations Center (NOC) monitors our application and infrastructure ecosystem on a 7 X 24 X 365 basis, tracking our availability, scalability and performance.  We also leverage Amazon Web Services Advanced Security technologies and framework, as well as third party security services, to ensure our networks, databases, applications and servers are secure and protected.

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

We own copyrights related to the lessons contained in the courses that comprise our proprietary curriculum. We also have obtained federal, state and foreign registrations for numerous trademarks that are related to our offerings and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks.

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

Employees

As of June 30, 2020, we had approximately 4,950 employees, including approximately 2,320 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 2,400 teachers who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of K12. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

Corporate Information

Our principal executive office is located at 2300 Corporate Park Drive, Herndon, Virginia 20171, and our telephone number is (703) 483-7000. Our website address is www.K12.com.

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

Obtaining new legislation in the remaining states where we do not have virtual and blended public schools can be a protracted and uncertain process. When determining whether to pursue expansion into new states in which the laws are ambiguous, we research the relevant legislation and policy climate and then make an assessment of the perceived likelihood of success before deciding to commit resources. Specifically, we take into account numerous factors, including, but not limited to, the regulations of the state educational authorities, whether the overall policy environment is amenable to school choice, whether current funding levels for virtual school and blended schools enrollments are adequate and accessible, and the presence of non-profit and for-profit competitors in the state.

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

To be eligible for state funding, some states require that virtual and blended public schools be organized as not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual and blended public schools are, therefore, structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

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

In addition to federal laws protecting the privacy of student education records, a growing number of states are enacting laws to protect the privacy of student data and to guard against its misuse. As a general matter, these laws are designed to prevent third-party vendors to schools from using student data for non-educational purposes and ensuring the security of personally identifiable information. In addition, virtual or blended public schools may have to comply with state requirements that school campuses report various types of data as performance indicators of the success of the program.

States have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. State labor laws applicable to public-sector employees and their rights to organize may also apply to virtual charter schools, such as teachers they employ. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.  States such as California and Nevada are also enacting more general laws about personal information that apply regardless of whether the individual is a student.

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

Funding regulations for virtual public schools and blended schools can take a variety of forms. These regulations include: (i) attendance—some state daily attendance rules were designed for traditional classroom procedures, and applying them to track daily attendance and truancy in an online setting can cause disputes to arise over interpretation and funding; (ii) enrollment eligibility—some states place restrictions on the students seeking to enroll in virtual and blended public schools, resulting in lower aggregate funding levels; (iii) teacher contact time—some states have regulations that specify minimum levels of teacher-student face-to-face time; and (iv) completion of course work. These regulations can create logistical challenges for statewide virtual and blended public schools, reduce funding and eliminate some of the economic, academic and technological advantages of virtual learning.

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

Federal Laws Applicable to Virtual Public Schools and Blended Schools

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

Every Student Succeeds Act (“ESSA”).  The ESSA, which took effect on August 2, 2016 and is authorized through 2020, represents a major change in federal education law by shifting much of education policy decision making back to the states and by providing most funding through block grants. Of particular significance to the Company is that the states have the discretion to develop and design their own accountability systems within a broad federal framework. In addition, states have been given the authority to adopt different types of annual accountability plans for school performance, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S. Department of Education has a more limited role to impose federal mandates, direction or control over the authority given to the states. Finally, there are provisions that provide significant grants to support the start-up of new charter schools with priority to states that serve at-risk students through dropout prevention and recovery and other grants to support language instruction for ELLs and immigrant students.  Notwithstanding these federal limitations, states are still required under ESSA to test students in reading or language arts and math annually in grades 3-8 and once in grades 10-12, and in science once in each of the following grade spans: 3-5, 6-9 and 10-12. States had until September 2017 to submit plans to the U.S. Department of Education to demonstrate compliance with ESSA. All states met that deadline and plans have been approved and implemented.

Individuals with Disabilities Education Act (“IDEA”).  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more specific disabilities that fit within any of the disability categories listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. IDEA provides the student and parents with numerous due process rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for ensuring the requirements of IDEA are met. The virtual public schools and blended schools are required to comply with certain requirements in IDEA concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services, supplemental aids and services or a private school option at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent’s attorney’s fees.

The Rehabilitation Act of 1973 and the Americans with Disabilities Act.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (“Section 504”) insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such “web accessibility” requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act of 1973 (“Section 508”) or standards adopted by the world-wide web consortium, such as Web Content Accessibility Guidelines (“WCAG”) Level A and Level AA. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform standard of compliance.  Some states have adopted the standards promulgated under Section 508 while others require WCAG Level A and/or Level AA or their own unique standards.

Family Educational Rights and Privacy Act (“FERPA”).  Virtual public schools and blended schools are also subject to the FERPA which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.

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

Other Federal Laws.  Other federal laws also apply to virtual managed schools, in some cases depending on the demographics associated with a school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to ELL Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. Title IX of the Education Amendments of 1972 also applies, which prohibits discrimination on the basis of gender in education programs, activities and employment, applies to all schools that receive federal funds. There are also other federal laws and regulations that affect other aspects of our business such as the Children’s Online Privacy Protection Act (“COPPA”), which imposes certain parental notice and other requirements on us that are directed to children under 13 years of age who access the web-based schools we manage. In addition, the Children’s Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. Many other federal and state laws, such as deceptive trade practices laws, the Lanham Act and others apply to us, just as they do to other businesses.  If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

Laws and Regulations Applicable to Consumer Education Products offered by Galvanize

In January 2020, we expanded our educational product offering to include post-secondary data science and software engineering programs through the acquisition of Galvanize. Galvanize offers business services such as co-working and managed-office services, bespoke enterprise training and consulting services.  Galvanize also offers career-readiness training to consumers at physical campuses in major cities nationwide and online.

State Laws Authorizing or Restricting Private Post-secondary Schools.  The authority to operate a private post-secondary school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving, with regulatory authority vesting under various state agencies. Galvanize currently operates in a multi-jurisdictional regulatory environment, maintaining licenses in several states.  In states that have implemented specific legislation to license and oversee private post-secondary schools, Galvanize is able to operate under these statutes. State laws and regulations affect many aspects of operating a private post-secondary school, including, but not limited to, requiring the content and sequence of the curriculum, the methodology for counting student enrollments and reporting outcomes, graduation requirements, the duration of the approved program, the length of the school day, the accessibility of curriculum and technology to students with disabilities, teacher to student ratios, specific credentialing of teachers and administrators, the assessment of student performance, accountability requirements, and compliance with student record collection and retention requirements.

Other types of state regulations applicable to private post-secondary schools include, but are not limited to, restrictions on the use of scholarships and tuition discounts, student payment policies and the collection of and use of student fees, accounting and financial management, and limitations on marketing and advertising practices.  States also have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which private post-secondary schools may be required to comply. Additionally, state unfair competition and consumer protection laws and regulations apply to Galvanize in its dealings with the public, which include limitations on advertising and disclosures, and the structure of financing methods for consumer customers.

Federal Laws Applicable to Galvanize.

Galvanize does not qualify or receive Title IV funding under the Higher Education Act but is eligible for federal funding through its veteran's education and workforce programs. As such, Galvanize is required to comply with the anti-discrimination provisions of Title VI of the Civil Rights Act of 1964, Title IX of the Education Amendments of 1972, as amended, Section 504 of the Rehabilitation Act of 1973, the Age Discrimination Act of 1975, and all Federal regulations adopted to carry out such laws. If we fail to comply with these federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

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

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds with over 88% of our revenue coming from the Managed Public School line of business. Budget appropriations for education at all levels of government are determined through a legislative process, which may be affected by negative views of for-profit education companies, recessionary conditions in the economy at large, or significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

The political process and potential variability in general economic conditions, including due to the recent COVID-19, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by the recent COVID-19 outbreak, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the managed public schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the 2008 recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt midyear cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service and product agreements with multiple managed public schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. We have agreements with 13 schools in California, for example, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.
●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.
●	An increase in the licensing or sale of our curriculum or services under our Institutional business given the COVID-19 pandemic may be temporary and may not significantly increase our revenues over the long-term (e.g., there may be a high level of Learning Solutions’ sales in 2020 followed by a decline in sales or increase in cancellations given the reopening of physical classrooms).

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

Beyond academic performance issues, some virtual school operators, including us, have been subject to governmental investigations alleging, among other things, false attendance reporting, the misuse of public funds or failures in regulatory compliance. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses.  Investigations have focused on specific companies and individuals, or even entire industries, such as the industry-wide investigation of for-profit virtual schools initiated by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate, the range of purported malfeasance or performance issues involved, or interest by state regulatory authorities. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts to manage these schools.

Opponents of public charter schools, including virtual and blended, have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to public policy lawsuits by those who do not share our belief in the value of this form of public education or the involvement of for-profit education management companies. Whether we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers that can potentially affect us. For example, the Louisiana Association of Educators, an affiliate of a national teachers union, sought to terminate funding on state constitutional grounds to certain types of charter schools through the judicial process (including to a managed public school we serve), and while the teachers union was initially successful, the Louisiana Supreme Court reversed that decision in March 2018. See Iberville Parish School Board v. Louisiana State Board of Elementary and Secondary Education, 2018 WL 1319404 (March 13, 2018).

Should we fail to comply with the laws and regulations applicable to our Managed Public School Programs and Institutional business, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts served by our Institutional business. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state-specific curriculum requirements and standards; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher to student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2020, approximately 88% of our revenue was derived from Managed Public School Programs, the majority of which were virtual and blended public schools operating under a charter. The service and products agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

As the provision of online K-12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for-profit education companies that own and operate post-secondary colleges and programs depend in significant respect on student loans provided by the federal government to cover tuition expenses and income sharing agreements, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for-profit management companies serving such schools subject to similar recruitment or other restrictions. In keeping with good business practices, we do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. New laws that specifically target for-profit education companies or education management organizations from operating public charter schools could also adversely affect our business, financial condition and results of operation.

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

In fiscal year 2020, we had contracts to provide our full range of products and services to 76 schools in 30 states and the District of Columbia under our Managed Public School Programs. A portion of these Managed Public School contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students, our business, financial condition and results of operations will be adversely affected.

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

We also contract with virtual public schools and school districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of our customers with Non-managed Public School Programs are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or our Non-managed Public School Program partners are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

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

The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our Managed Public School Programs have experienced in recent years a higher academically at-risk student population, requiring supplemental student and family support services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. We consider students academically at-risk if they were not proficient on the previous year’s state assessment, are credit-deficient, have previously dropped out, have failed courses, or score lower than average on diagnostic norm-referenced assessments. Some states have additional or different indicators to determine students who are at risk. These factors are used by the state to identify at-risk students in several states and have been found through research to impact future student performance. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also adds to the total costs incurred by the schools.

Education of high school students is generally more costly than K-8 as more teachers with subject matter expertise (e.g., chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our Managed Public School Programs, our costs are likely to increase.

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

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the managed public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. For example, at-risk students who attended the Electronic Classroom of Tomorrow (ECOT) schools in Ohio which were closed in mid-school year 2017-18 by state regulators, and who then transferred to other public schools, including the Ohio Virtual Academy supported by us, could negatively impact a receiving school’s overall academic performance ratings absent a different accountability measure applicable to such students or waiver of such standards. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

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

Under the ESSA, states will set their own curriculum standards in reading, math and science, and the federal government is prohibited from mandating or incentivizing states to adopt any set of particular standards, such as Common Core. States were also given the authority under the ESSA to craft their own assessment programs to measure the proficiency of their students for college and career readiness, and may also choose to offer already available nationally recognized assessments at the high school level, such as the SAT or ACT tests. As implementation proceeds at the state level, and use of the assessments previously developed by the Partnership for Assessment of Readiness for College and Careers and Smarter Balanced Assessment Consortium consortia continues to erode, a multitude of different standards and assessments may emerge and result in temporary misalignments of our curriculum offerings with state standards, cause academic performance to decline, create a need for additional teacher training and product investments, all of which could adversely affect our relationship with our managed public school and school district customers, financial condition, contract renewals and reputation.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

When strategic opportunities arise to expand our business, we may acquire or invest in other companies using cash, stock, debt, asset contributions or any combination thereof, such as the acquisition of Galvanize in January 2020. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies on a timely basis, or at all, or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions and their integrations may divert the resources that could otherwise be used to support and grow our existing lines of business. The combination of two independent enterprises is a complex, costly and time-consuming process.  Acquisitions may create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. We may have difficulties coordinating sales and marketing efforts to effectively position the combined company’s capabilities. Customers may decline to renew their contracts or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions and their integrations may also divert our management’s attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company’s systems, including but not limited to, financial accounting systems, information technology systems, transaction processing systems, internal controls and standards, and procedures and policies, and the associated costs in doing so may be higher than we anticipate.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. The acquired companies, including Galvanize, may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Galvanize’s business and financial performance are subject to certain risks and uncertainties, including, among others, growing its enterprise business and expanding the geographical footprint of its campuses. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s offerings. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

We may be unable to obtain required approvals from governmental authorities on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations.

We may face contingencies related to intellectual property, financial disclosures, and accounting practices or internal controls. Finally, we may not be able to retain key executives of an acquired company.

To execute our business plans, we depend upon the experience and industry knowledge of our officers and other key employees, including those who joined us as part of the Galvanize acquisition. The combined company’s success will depend, in part, upon our ability to retain key management personnel and other key employees, some of which may experience uncertainty about their future roles with the combined company as a result of the Galvanize acquisition. This may have a material adverse effect on our ability to attract and retain key personnel.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition, such as Galvanize, or several concurrent acquisitions.

Our business could be negatively affected as a result of actions by activist stockholders, and such activism could impact the trading value of our securities and harm our business, financial condition and results of operations.

Responding to actions by activist stockholders can be costly and time consuming, disrupting our operations and diverting the attention of management and our employees. If activist stockholders were to emerge, their activities could interfere with our ability to execute our strategic plan and divert resources from our business. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention of management and our Board of Directors. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities, cause key executives to leave the Company, adversely affect the relationships we have with our school board customers, and harm existing and new business prospects.

If market demand for online options in public schooling does not increase or continue or if additional states do not authorize or adequately fund virtual or blended public schools, our business, financial condition and results of operations could be adversely affected.

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2020, we served 76 managed virtual public schools and blended schools in 30 states and the District of Columbia. Without adding additional states, our Managed Public School Program revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In our Managed Public School Programs, CRE, and Institutional businesses, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K-12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our CRE strategic initiatives, we will be competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition from such competitors and by new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. For example, the Institutional business continues to face significant price pressure due to intense competition. In addition, some of our Managed Public School Programs could seek to transition to a self-managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Our online curriculum is made available to students through websites, computers and other display devices connected to the Internet. The website platforms and online curriculum include a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that may present challenges to individuals with disabilities. A number of states and federal authorities have considered or are considering how web-based information should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility than we currently provide, we may have to modify our offerings to satisfy those requirements. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform  standard of compliance. Some states have adopted the standards promulgated under Section 508 while others require WCAG Level A and/or Level AA or their own unique standards. In addition, Section 504 of the Rehabilitation Act of 1973 is designed to ensure that students with disabilities have an equal opportunity to access each school’s website and online learning environment. To the extent that we enter into federal government contracts, different standards of compliance could be imposed on us under Section 508 of the Rehabilitation Act, or by states who apply these federal standards under Section 508 or other standards to education providers, which standards may be changed from time to time.  Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts, inability to secure new contracts, or in potential legal liability.

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

We recognize revenues ratably from certain of our fees charged to Managed Public School Programs over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the Managed Public School Programs we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school’s net operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, by adjusting our year-to-date earned revenues to be proportional to the expected revenues to be earned during the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our revenues, results of operations and cash flows.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

●	our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Destination Career Academy schools which offer pathways for CTE, may not receive sufficient market acceptance to be economically viable;
●	the ongoing transition of our curriculum from Flash to HTML, and our use of third party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;
●	the acquisition or opening of additional managed public schools in states where we already have a contract with such schools can potentially complicate the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;
●	our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;
●	the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;
●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction; and

●	our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp.

Our failure to manage these business expansion programs, or any new business expansion program or new distribution channel we pursue, may have an adverse effect on our business, financial condition, results of operations and cash flows.

High-quality teachers are critical to the success of our learning systems. If we are not able to continue to recruit, train and retain quality certified teachers, our curriculum might not be effectively delivered to students, compromising their academic performance and our reputation. As a result, our brand, business and operating results may be adversely affected.

High-quality teachers are critical to maintaining the value of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the managed public schools and school districts we serve must provide competitive benefits packages to attract and retain such qualified teachers.

The teachers in many managed public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit governing body, which oversees the schools. However, under many of our service and product agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our Managed Public School Programs must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student needs, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various managed public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications and course assignments in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our Managed Public School Programs and Institutional businesses.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the managed public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

If the teachers at any one of the public schools we serve were to unionize, as is the case in California, the employer would become subject to a collective bargaining agreement with union representatives. A collective bargaining agreement could impact teacher salaries, benefits, work rules, teacher tenure and provide for restrictions on the teaching work-day and the time devoted to online instruction delivery or communications with students, and place limitations on the flexibility to reassign or remove teachers for inadequate performance. This could result in higher school-related expenses and could impede the sustainability of, or growth in, enrollment at the school due to the loss of management flexibility and innovation. The outcome could result in higher costs to us in providing educational support and curriculum services to the school, which may adversely affect our operating margins, overall revenues and academic performance results.

We rely on third-party service providers to host some of our solutions and any interruptions or delays in services from these third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third parties. We do not control the operation of any third party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our proprietary and third-party LMSs could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or the ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We operate a complex Company-wide enterprise resource planning (“ERP”) system and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

We operate a complex Company-wide, Oracle-hosted, integrated ERP system to handle various business, operating and financial processes which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems, it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools, and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations as well as the national marketplace, discrete student populations, the educational community at large, key policy groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights, domain names and other intellectual property rights are important assets. For example, we have been granted three U.S. patents related to our provision of virtual schooling, including the system components for creating and administering assessment tests and our lesson progress tracker, and two U.S. patents related to foreign language instruction. Additionally, we are the copyright owner of courses in our proprietary curriculum.

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

Companies in the Internet, software, technology, education, curriculum and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Regardless of the merits, intellectual property claims are time-consuming and expensive to litigate or settle. For example, a non-practicing entity sued us alleging that our proprietary learning systems infringed three of its patents although its lawsuit was ultimately dismissed on the merits in 2014. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue certain products, services or practices that are found to be in violation of another party’s rights. We may also have to seek a license and make royalty payments to continue offering our products and services or following such practices, which may significantly increase our operating expenses.

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

We use complex IT systems and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks), e-commerce and enterprise resource planning system implementation and upgrades. From time to time we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

●	the COPPA, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;
●	the FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;
●	the CDA, which provides website operators immunity from most claims arising from the publication of third-party content;
●	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;
●	rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;
●	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
●	the European Union General Data Protection Regulation (“GDPR”) which may apply to certain aspects of our Private Pay schools.

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

Any perceived or actual unauthorized disclosure of personally identifiable information, whether through breach of our network or a vendor’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract and retain our customers, or subject us to claims or litigation arising from damages suffered by individuals. Failure to adequately protect personally identifiable information could potentially lead to penalties, significant remediation costs, reputational damage, the cancellation of existing contracts and difficulty in competing for future business. In addition, we could incur significant costs in complying with relevant laws and regulations regarding the unauthorized disclosure of personal information, which may be affected by any changes to data privacy legislation at both the federal and state levels. Because we serve students residing in foreign countries, we may be subject to privacy laws of other countries and regions, such as the GDPR. In addition to the possibility of penalties, remediation costs and reputational damage, the cost of compliance with foreign laws may outweigh revenue from those countries to such an extent that we may discontinue or restrict our offerings to certain countries.

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

Our primary enrollment center operations are housed in our corporate headquarters in Herndon, Virginia and in a facility located in Knoxville, Tennessee. We are able to reroute calls to the other facility if one facility is unable to temporarily service calls. Rerouting of calls may not be able to prevent a significant interruption in the operation of any of the facilities due to natural disasters, accidents, and failures of our fulfillment provider. Any significant interruption in the operation of any primary facility, including an interruption caused by our failure to successfully expand or upgrade our systems or to manage these expansions or upgrades, could reduce our ability to respond to service requests, receive and process orders and provide products and services, which could result in lost and cancelled sales, and damage to our brand reputation.

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

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly traded for-profit company. This complexity requires us to attract and retain experienced executive management and employees with specialized skills and knowledge across many disciplines. If any of these employees leave us and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

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

We are subject to the Fair Labor Standards Act and other state and federal employment laws. These laws govern such matters as minimum wage, overtime, leave, and other working conditions that can increase our labor costs or subject us to liabilities to our employees. In addition, many state and local jurisdictions are adopting their own laws, such as paid sick leave, to address conditions of employment not covered by federal law and/or to provide additional rights and benefits to employees. These developments and disparate laws could increase our costs of doing business, lead to litigation, or have a material adverse effect on our business, financial condition and results of operations.

We partially self-insure our group health insurance program and actual claims may differ from our estimates, which could materially impact our results of operations.

We self-insure our group health insurance program for all eligible employees and their family members subject to a stop loss insurance policy with a per person limit of $550,000 and an aggregate limit of 125% of expected claims based on a formulaic determination of the expected claims. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to our group health insurance program if future occurrences and claims differ from these assumptions and historical trends and exceed the limitations of liability under the stop loss insurance policy.  Other factors, such as pandemics and epidemics, including the COVID-19 pandemic, may adversely affect the cost, retentions, limits and availability of stop loss insurance coverage.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 129,000 square feet of office space in Herndon, Virginia. The facility is under a lease that expires in May 2022. In addition, we lease approximately 624,000 square feet in multiple locations throughout the United States under individual leases that expire between August 2020 and August 2030.

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

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) as the respondent.  The demand asserted claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation.  The AAA appointed an arbitrator on June 12, 2019, and the parties presented evidence in support of their respective claims during merits hearings in March and June 2020.  On July 8, 2020, the parties executed an agreement, effective June 30, 2020, to resolve all of their claims.  Under the terms of the settlement agreement, GCA will pay the Company $19 million over a period of two years, of which $10 million was paid in July 2020. The Company recorded revenues of $4.6 million for services provided by the Company during fiscal year 2020 and the remaining $14.4 million reflected a prior year receivable, as part of a comprehensive settlement agreement.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of July 31, 2020, there were 26 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of K12 Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of 2U, Inc., Adtalem Global Education Inc., American Public Education Inc., Career Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Houghton Mifflin Harcourt Company, Pearson PLC, Pluralsight, Inc., Rosetta Stone Inc., Strategic Education Inc., and Zovio Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2015 and tracks it through June 30, 2020. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among K12 Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

Total Return June 2015 - June 2020
LRN
Peer Group Index
S&P 500
Nasdaq Composite
Russell 2000
Dollar
300.00
250.00
200.00
150.00
100.00
50.00
6/30/2015
6/30/2016
6/30/2017
6/30/2018
6/30/2019
6/30/2020

	30-Jun-15	30-Jun-16	30-Jun-17	30-Jun-18	30-Jun-19	30-Jun-20
LRN	100	108	147	141	216	217
Peer Group Index	100	94	144	170	176	175
S&P 500	100	105	107	122	134	144
Nasdaq Composite	100	113	110	135	146	174
Russell 2000	100	106	98	120	118	119

(1)	The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated statements of operations, balance sheets and other data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three-year period ended June 30, 2020, and the selected consolidated balance sheet data as of June 30, 2020 and 2019, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The selected consolidated statements of operations data for the years ended June 30, 2017 and 2016 and selected consolidated balance sheet data as of June 30, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of future operating results.

	Year Ended June 30,
	2020	2019	2018	2017	2016

	(In thousands)
Consolidated Statement of Operations Data:
Revenues	$1,040,765	$1,015,752	$917,734	$888,519	$872,700
Instructional costs and services	693,232	663,437	592,495	557,316	546,510
Gross margin	347,533	352,315	325,239	331,203	326,190
Selling, general and administrative expenses	315,076	306,829	299,694	318,074	312,276
Income from operations	32,457	45,486	25,545	13,129	13,914
Impairment of investment in Web International Education Group, Ltd.	—	—	—	(10,000)	—
Interest income (expense), net	698	2,761	965	1,808	(439)
Other income (expense), net	272	114	—	—	(178)
Income before income taxes, loss from equity method investments and noncontrolling interest	33,427	48,361	26,510	4,937	13,297
Income tax (expense) benefit	(8,541)	(10,520)	910	(5,396)	(4,746)
Loss from equity method investments	(380)	(632)	—	—	—
Net income (loss)	24,506	37,209	27,420	(459)	8,551
Add net loss attributable to noncontrolling interest	—	—	200	910	484
Net income attributable to common stockholders	$24,506	$37,209	$27,620	$451	$9,035

	Year Ended June 30,
	2020	2019	2018	2017	2016

	(In thousands except share and per share data)
Net income attributable to common stockholders per share:
Basic	$0.62	$0.96	$0.70	$0.01	$0.24
Diluted	$0.60	$0.91	$0.68	$0.01	$0.23
Weighted average shares used in computing per share amounts:
Basic	39,478,928	38,848,780	39,282,674	38,298,581	37,613,782
Diluted	40,663,224	40,944,800	40,637,744	39,500,934	38,850,388
Other Data:
Net cash provided by operating activities	$80,415	$141,606	$105,446	$88,728	$121,778
Depreciation and amortization	$72,091	$71,400	$75,260	$74,280	$68,225
Stock-based compensation expense	$23,609	$16,676	$20,817	$22,598	$18,617
Adjusted EBITDA (1)	$128,157	$133,562	$121,622	$110,007	$100,755
Capital Expenditures:
Capitalized curriculum development costs	$19,332	$16,611	$9,927	$19,132	$21,627
Purchases of property, equipment and capitalized software development costs	$25,665	$31,795	$33,276	$29,092	$41,273
New finance lease obligations (2) (4)	$17,160	$19,664	$17,414	$14,469	$10,878
Total capital expenditures	$62,157	$68,070	$60,617	$62,693	$73,778

	As of June 30,
	2020	2019	2018	2017	2016

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$212,299	$283,121	$231,113	$230,864	$213,989
Total assets	$1,073,263	$819,606	$741,963	$735,284	$734,055
Credit facility	$100,000	$—	$—	$—	$—
Current portion of operating lease liability	$20,689	$—	$—	$—	$—
Long-term operating lease liability	$96,544	$—	$—	$—	$—
Current portion of finance lease liability (4)	$13,304	$19,588	$13,353	$11,880	$13,210
Long-term finance lease liability (4)	$4,634	$5,060	$12,665	$10,025	$9,922
Total K12 Inc. stockholders’ equity	$675,329	$633,365	$587,189	$574,346	$558,720
Working capital (3)	$227,855	$374,069	$337,790	$355,831	$322,843
(1)	Adjusted EBITDA is a non-GAAP measure that we define as income (loss) from operations as adjusted for stock-based compensation and depreciation and amortization. We use Adjusted EBITDA in addition to income (loss) from operations and net income (loss) as a measure of operating performance. However, Adjusted EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not consider certain cash requirements such as capital expenditures, tax payments, interest payments, or other working capital.

We believe Adjusted EBITDA is useful to investors because it removes such things as stock-based compensation, which is a non-cash charge that varies based on market volatility and the terms and conditions of the awards. Adjusted EBITDA also removes depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, and can provide a measure of corporate performance exclusive of capital structure and the method by which assets were acquired. Our management uses Adjusted EBITDA:

●	as an additional measurement of operating performance because it assists us in comparing our performance on a consistent basis; and
●	in presentations to the members of our Board of Directors to enable our Board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.
(2)	New finance lease obligations are primarily for student computers and related equipment.
(3)	Working capital is calculated by subtracting current liabilities from current assets.
(4)	Previously, the reference was to capital lease obligations.

The following table provides a reconciliation of income from operations to Adjusted EBITDA:

	Year Ended June 30,
	2020	2019	2018	2017	2016

	(In thousands)
Income from operations	$32,457	$45,486	$25,545	$13,129	$13,914
Stock-based compensation expense	23,609	16,676	20,817	22,598	18,616
Depreciation and amortization	72,091	71,400	75,260	74,280	68,225
Adjusted EBITDA	$128,157	$133,562	$121,622	$110,007	$100,755

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2020.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring judgments and estimates.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology-based education company and offer proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. Our learning systems combine curriculum, instruction and related support services to create an individualized learning approach. Our learning systems are well suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business: (i) Managed Public School Programs; (ii) Institutional; and (iii) Private Pay Schools and Other.

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

Managed Public School Programs	Institutional	Private Pay Schools and Other
● Virtual public schools	● Non-managed public school programs	● Private schools —K12 Private Academy (formerly, K12 International Academy)
● Blended public schools	● Institutional software and services	—George Washington University Online High School
● Destinations Career Academies / Career readiness education	● Destinations Career Academies / Career readiness course offerings	—The Keystone School
● Destinations Career Academies (Private) ● Galvanize

Our Managed Public School Programs offer an integrated package of systems, services, products, and professional expertise that we administer to support an online or blended public school. Customers for these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service agreement. We provide our Managed Public School Programs and DCA programs to virtual and blended public charter schools and school districts. These contracts are negotiated with and approved by the governing authorities of the customer. The duration of the Managed Public School Program service and product agreements are typically 2-5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new Managed Public School agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination, or transition a school between a Managed Public School Program and a Non-managed Public School Program. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our Managed Public School customers can renew, revoke, or modify those charters as well.

For the 2019-2020 school year, we provided our Managed Public School Programs to 76 schools in 30 states and the District of Columbia. During this fiscal year, we entered into three new contracts in three states to open Managed Public School Programs, auto-renewed six agreements for schools in five states, mutually agreed to terminate the service agreement with one school, and completed renewal negotiations in five states, with varying degrees of contract modifications. During this fiscal year, at two schools the authorizer invoked its contractual right to not renew its district program for the upcoming 2020-2021 school year. One school elected not to renew their service agreement with us for the 2022-2023 school year and thereafter.

Our Institutional business includes Non-managed public school programs and Institutional software and services where K12 offers curriculum, including career technical education (“CTE”) electives, and technology for full-time virtual and blended programs. In addition, we offer options whereby the school contracts with us for instruction, curriculum, supplemental courses, marketing, enrollment and other educational services and products. Unlike Managed Public School Programs, the Institutional business does not offer primary administrative support services, which remain the responsibility of the school district or the school customer. In addition to curriculum, platforms and programs, the services we offer to Institutional clients also can assist them in launching their own online and blended learning programs tailored to their own requirements and may include instructional support, reporting tools and content libraries. We work closely as a partner with school districts, public schools, charter schools, private companies, and private schools to provide them with educational solutions.  For the 2019-20 school year, we served school districts or schools in all 50 states and the District of Columbia.

Our Private Pay Schools and Other business includes three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These schools are: (i) K12 Private Academy (formerly, K12 International Academy) and its DCA program, an online private school that enables us to offer students worldwide the same full-time education programs and curriculum that we provide to the virtual and blended public schools, (ii) The Keystone School, a private school that offers online and correspondence courses, and (iii) the George Washington University Online High School, a school that offers a college preparatory program and is designed for middle and high school students who are seeking a challenging academic experience. Our Private Pay Schools and Other business also includes Galvanize, Inc. (“Galvanize”), which is discussed in more detail below.

For the year ended June 30, 2020, revenues increased to $1,040.8 million from $1,015.8 million for the year ended June 30, 2019, an increase of 2.5% primarily due to our Managed Public School Programs. Over the same period, operating income decreased to $32.5 million from $45.5 million for the year ended June 30, 2019, a decrease of 28.6%; net income attributable to common stockholders decreased to $24.5 million from $37.2 million for the year ended June 30, 2019, a decrease of 34.1%; and Adjusted EBITDA, a non-GAAP measure (see reconciliation of income from operations to Adjusted EBITDA in “Item 6—Selected Financial Data”), decreased to $128.2 million from $133.6 million for the year ended June 30, 2019, a decrease of 4.0%.

Recent Developments

On January 27, 2020, we acquired Galvanize in exchange for $165.0 million, plus working capital. Galvanize provides talent development for individuals and enterprises in information technology fields. The acquisition of Galvanize expands the Company’s offerings to include post-secondary skills training in data science and software engineering, technology staffing and developing talent and capabilities for companies. The Company also plans to use Galvanize’s curriculum to create appropriate content to offer high school students.

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to stabilize, then increase over time as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, adding enrollments in our private schools and expanding our Institutional business, and pursuing international opportunities to offer our learning systems. Combined revenues from these other sectors were significantly smaller than those from the Managed Public School Programs in the year ended June 30, 2020. Our success in executing our strategies will impact future growth. We provide products and services primarily to three lines of business: Managed Public School Programs; Institutional; and Private Pay Schools and Other.

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

We believe that our revenue growth from enrollments depends upon the following:

●	the number of states and school districts in which we operate;
●	the mix of students served;
●	the restrictive terms of local laws or regulations, including enrollment caps;
●	the appeal of our curriculum and instructional model to students and families;
●	the specific school or school district requirements including credit recovery or special needs;
●	the effectiveness of our program in delivering favorable academic outcomes;
●	the quality of the teachers working in the schools we serve;
●	the effectiveness of our marketing and recruiting programs to attract new enrollments; and
●	retention of students through successive grade levels.

In fiscal year 2020, total average student enrollments in Managed Public School Programs increased by 3,030 or 2.6%, to 118,591 as compared to total average student enrollments of 115,561 in fiscal year 2019. We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels and the pricing of our curriculum and educational services. In fiscal years 2020 and 2019, the growth rate of our Managed Public School Program revenues exceeded the growth in our Managed Public School Programs average student enrollments primarily due to increases in the per pupil achieved funding, school mix (distribution of enrollments by school), and other factors, including changes in state funding rates and higher utilization in federal and state restricted funding per student. During the years ended June 30, 2020 and 2019, we had zero and one contracts, respectively, that represented greater than 10% of total revenues. Approximately 88% of our revenues were derived from Managed Public School Programs during the year ended June 30, 2020.

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

Sales opportunities in the Institutional business are driven by a number of factors in a diverse customer population, which determine the deliverable and price. These factors include:

●	Type of Customer—A customer can be a U.S.-based public school district, private school, charter school, early childhood learning center or corporate partner.
●	Curriculum Needs—We sell our curriculum solutions based on the scope of the customer need, and a solution is generally purchased as end-user access to a complete catalog, individual course or supplemental content title.
●	License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district-wide site licenses or a perpetual license (a prepaid lifetime license). We may charge incrementally if we are hosting the solution.
●	Hosting—Customers may host curricula themselves or license our hosted solution. We are able to track all students for customers who use our hosted solution. However, more often in large-scale, district-wide implementations, a customer may choose to host the curriculum, and in that case, we have no visibility of individual student usage for counting enrollments.
●	Services Menu—Instructional services may be provided and priced per-enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

Private Pay Schools and Other

Private schools are schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three accredited private online schools at differing price points and service levels. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third-party school may elect to enroll one of its students in a K12 private school course as a supplement to the student’s regular on-campus instruction. In such cases, the third-party school may pay the K12 private school tuition.

Our Private Pay Schools and Other business also includes Galvanize, which provides talent development for individuals and enterprises in information technology fields.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses include the salaries and benefits of employees engaged in business development, public affairs, sales and marketing, and administrative functions, and transaction and due diligence expenses related to mergers and acquisitions.

Also included are product development expenses which include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. We plan to continue to invest in additional curriculum development and related software in the future. We capitalize selected costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize certain costs incurred to develop internal systems into capitalized software development costs.

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

Contracts with Customers

Revenues are principally earned from contractual agreements to provide educational services to students through an integrated package of online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools through our three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

We provide an integrated package of systems, services, products, and professional expertise that are administered together to support an online or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with our fiscal year. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically, and update as necessary, by adjusting our year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into our monthly funding estimates for the current and prior periods. For the years ended June 30, 2019, 2018 and 2017, our aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.6%, 0.4%, and (0.3)%, respectively.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As we estimate funding for each school, we take into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters we consider in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where we provide products and services to schools, we are responsible for substantially all of the expenses incurred by the school and have generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including our charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean we anticipate losing money on the entire contract with the school. However, a school’s net operating loss may reduce our ability to collect our management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. We record the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. We analyze accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. We write-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. We record an allowance for estimated uncollectible accounts in an amount approximating probable losses. Actual write-offs might differ from the recorded allowance.

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

Due to the similarity in development stages and long economic life of curriculum to computer software, we capitalize curriculum development costs incurred during the application development stage in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. Costs that qualify for capitalization are external direct costs, payroll and payroll-related costs. Costs related to general and administrative functions are not capitalizable and are expensed as incurred. We capitalize curriculum development costs during the design, development and deployment phases of the project. As a result, a significant portion of our courseware development costs qualify for capitalization due to the concentration of our development efforts on the content of the courseware. Capitalization ends when a course is available for general release to our customers, at which time amortization of the capitalized costs begins. Capitalized costs are recorded in capitalized curriculum development costs. The period of time over which these development costs will be amortized is generally five years. This is consistent with the capitalization period used by others in our industry and corresponds with our product development lifecycle.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), we review our recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We determine the extent to which an asset may be impaired based upon our expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

Leases

Our principal leasing activities include student computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

Finance Leases

We enter into agreements to finance the purchase of student computers and peripherals provided to students of our schools. Individual leases typically include 1 to 3-year payment terms, at varying rates, with a $1 purchase option at the end of each lease term. We pledge the assets financed to secure the outstanding leases.

Operating Leases

We enter into agreements for facilities that serve as offices for our headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 17 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. We perform an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and we concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability. The remaining lease terms related to leases acquired from Galvanize vary between 1 and 11 years.

Discount Rate

For our finance leases, the stated rate is defined within the lease terms; while for our operating leases, the rate is not implicit. For operating leases, we use our incremental borrowing rate as the discount rate; determined as our borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. Based on our current population of operating lease liabilities, a 1% change in the incremental borrowing rate would result in a $4.3 million change in the initial present value of the operating lease liability.

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

We have a valuation allowance on net deferred tax assets of $5.0 million and $4.5 million as of June 30, 2020 and 2019, respectively, for the amount that will likely not be realized.

Stock-based Compensation

We recognize stock-based compensation expense under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). The fair value of restricted stock awards is the fair market value on the date of grant. Certain restricted stock awards with a market-based performance component are valued using a Monte Carlo simulation model that considers a variety of factors including, but not limited to, our common stock price, risk-free rate, and expected stock price volatility over the expected life of awards. We recognize these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award.

Goodwill and Other Intangible Assets

We record as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include the trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. We periodically evaluate the remaining useful lives of intangible assets and adjust our amortization period if it is determined that such intangible assets have a shorter useful life. We evaluate the recoverability of our recorded goodwill and other intangible assets annually, or whenever a triggering event of impairment may occur, based on one reporting unit.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives are assessed for impairment annually, as well as when an event triggering impairment may have occurred. ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process is referred to as “Step 0”. We perform our annual assessment on May 31st, which is then updated for any changes in conditions as of June 30th.  Under the two-step process, the first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

Results of Operations

Impact of COVID-19 to K12’s Business

The impact of the global emergence of COVID-19 on our business is currently not estimable or determinable.  We are conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for fiscal year 2021.

Lines of Business

We operate in one operating and reportable business segment as a technology-based education company providing proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have three lines of business: (1) Managed Public School Programs; (2) Institutional; and (3) Private Pay Schools and Other.

Consolidation of Noncontrolling Interest

Our consolidated financial statements reflect the results of operations of our LearnBop joint venture. In January 2018, we consummated the acquisition of the remaining 49% of LearnBop. Earnings or losses attributable to our partner are classified as “net loss attributable to noncontrolling interest” in the accompanying consolidated statements of operations. Net income or net loss attributable to noncontrolling interest adjusts our consolidated net results of operations to reflect only our share of the after-tax earnings or losses of an affiliated company.

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

	Year Ended June 30,			2020 / 2019		2019 / 2018
	2020	2019	2018	Change	Change %	Change	Change %

	(In thousands, except percentages)

Managed Public School Programs (1)(2)	118.6	115.6	108.7	3.0	2.6%	6.9	6.3%
Non-managed Public School Programs (1)	15.8	23.9	23.9	(8.1)	(33.9%)	—	0.0%
(1)	If a school changes from a Managed to a Non-managed Public School Program, the corresponding enrollment classification would change in the period in which the contract arrangement changed.
(2)	Managed Public School Programs include enrollments for which K12 receives no public funding or revenue.

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

	Year Ended June 30,			Change 2020 / 2019		Change 2019 / 2018
	2020	2019	2018	$	%	$	%

	(In thousands, except percentages)

Managed Public School Programs	$920,080	$890,275	$780,797	$29,805	3.3%	$109,478	14.0%
Institutional
Non-managed Public School Programs	36,195	50,623	56,784	(14,428)	(28.5%)	(6,161)	(10.8%)
Institutional Software & Services	38,765	39,330	43,852	(565)	(1.4%)	(4,522)	(10.3%)
Total Institutional	74,960	89,953	100,636	(14,993)	(16.7%)	(10,683)	(10.6%)
Private Pay Schools and Other	45,725	35,524	36,301	10,201	28.7%	(777)	(2.1%)
Total Revenues	$1,040,765	$1,015,752	$917,734	$25,013	2.5%	$98,018	10.7%

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2020		2019		2018

	(In thousands, except percentages)
Revenues	$1,040,765	100.0%	$1,015,752	100.0%	$917,734	100.0%
Instructional costs and services	693,232	66.6	663,437	65.3	592,495	64.6
Gross margin	347,533	33.4	352,315	34.7	325,239	35.4
Selling, general, and administrative expenses	315,076	30.3	306,829	30.2	299,694	32.7
Income from operations	32,457	3.1	45,486	4.5	25,545	2.8
Interest income, net	698	0.1	2,761	0.3	965	0.1
Other income, net	272	0.0	114	0.0	—	—
Income before income taxes and loss from equity method investments	33,427	3.2	48,361	4.8	26,510	2.9
Income tax (expense) benefit	(8,541)	(0.8)	(10,520)	(1.0)	910	0.1
Loss from equity method investments	(380)	(0.0)	(632)	(0.1)	—	—
Net income	24,506	2.4	37,209	3.7	27,420	3.0
Add net loss attributable to noncontrolling interest	—	—	—	—	200	0.0
Net income attributable to common stockholders	$24,506	2.4%	$37,209	3.7%	$27,620	3.0%

Comparison of the Years Ended June 30, 2020 and 2019

Revenues.  Our revenues for the year ended June 30, 2020 were $1,040.8 million, representing an increase of $25.0 million, or 2.5%, from $1,015.8 million for the year ended June 30, 2019. Managed Public School Program revenues increased $29.8 million, or 3.3%, year over year. The increase in Managed Public School Program revenues was primarily due to the 2.6% increase in enrollments and increases in the per pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Total Institutional revenues decreased $15.0 million, or 16.7%, primarily due to a 33.9% decline in enrollments in our Non-managed Public School Programs. Private Pay Schools and Other revenues increased $10.2 million, or 28.7%, over the prior year period as a result of the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the year ended June 30, 2020 were $693.2 million, representing an increase of $29.8 million, or 4.5%, from $663.4 million for the year ended June 30, 2019. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers. Instructional costs and services expenses were 66.6% of revenues during the year ended June 30, 2020, an increase from 65.3% for the year ended June 30, 2019.

Selling, general, and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2020 were $315.1 million, representing an increase of $8.3 million, or 2.7% from $306.8 million for the year ended June 30, 2019. This increase was primarily due to an increase in professional services expenses. Selling, general, and administrative expenses were 30.3% of revenues during the year ended June 30, 2020, an increase from 30.2% for the year ended June 30, 2019.

Income tax (expense) benefit.  We had an income tax expense of $8.5 million for the year ended June 30, 2020, or 25.8% of income before taxes, as compared to $10.5 million, or 22.0% of income before taxes for the year ended June 30, 2019.  The increase in the effective tax rate for the year ended June 30, 2020 was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

Net income.  Net income was $24.5 million for the year ended June 30, 2020, compared to $37.2 million for the year ended June 30, 2019, representing a decrease of $12.7 million. The decrease was due to Galvanize’s net loss of $18.1 million.

Comparison of the Years Ended June 30, 2019 and 2018

Revenues. Our revenues for the year ended June 30, 2019 were $1,015.8 million, representing an increase of $98.1 million, or 10.7%, from $917.7 million for the year ended June 30, 2018. Managed Public School Program revenues increased $109.5 million, or 14.0%, year over year. The increase in Managed Public School Programs revenues was primarily due to the 6.3% increase in enrollments and increases in the per pupil achieved funding, school mix (distribution of enrollments by school), and other factors.

Institutional revenues decreased $10.7 million, or 10.6%, primarily due to a change in mix of enrollments in our Non-managed Public Schools Programs, as well as a decline in software sales.  Private Pay Schools and Other revenues decreased $0.8 million, or 2.1%, over the prior year period.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2019 were $663.4 million, representing an increase of $70.9 million, or 12.0%, from $592.5 million for the year ended June 30, 2018. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments. Instructional costs and service expenses were 65.3% of revenues during the year ended June 30, 2019, an increase from 64.6% for the year ended June 30, 2018.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the year ended June 30, 2019 were $306.8 million, representing an increase of $7.1 million, or 2.4%, from $299.7 million for the year ended June 30, 2018. This increase was primarily due to increases in professional services, advertising and marketing expenses, partially offset by a decrease in salaries. Selling, general, and administrative expenses were 30.2% of revenues during the year ended June 30, 2019, a decrease from 32.7% for the year ended June 30, 2018.

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

Liquidity and Capital Resources

As of June 30, 2020, we had net working capital, or current assets minus current liabilities, of $227.9 million. Our working capital includes cash and cash equivalents of $212.3 million and accounts receivable of $236.1 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2020.

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. As of June 30, 2020, we were in compliance with the financial covenants. As of June 30, 2020, we had $100.0 million outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2020 and 2019, the finance lease liability (“capital leases” as of June 30, 2019) was $17.9 million and $24.6 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We entered into an agreement with BALC in February 2019 for $25.0 million to provide financing for our leases through December 2019 at varying rates. We entered into an additional $25.0 million agreement in April 2020 to provide financing for our leases through March 2021 at varying rates. In July 2020, the limit was increased from $25.0 million to $41.0 million at the same terms. Individual leases with BALC include 12-month and 36-month payment terms, fixed rates ranging from 1.52% to 3.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, borrowing on our Credit Facility and net working capital on hand will be adequate to finance our ongoing operations for the foreseeable future. In addition, to a lesser degree, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Operating Activities

Net cash provided by operating activities for the years ended June 30, 2020, 2019 and 2018 was $80.4 million, $141.6 million and $105.4 million, respectively.

Net cash provided by operating activities for the year ended June 30, 2020 was $80.4 million compared to $141.6 million for the year ended June 30, 2019. The $61.2 million decrease in cash provided by operations between periods was primarily due to a decrease in working capital of $63.3 million. The decrease in other assets and liabilities was primarily due to decreases in accounts payable, as well as increases in accounts receivable, and inventory, prepaid expenses and other assets.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2020, 2019 and 2018 was $217.4 million, $61.1 million and $50.5 million, respectively.

Net cash used in investing activities for the year ended June 30, 2020 increased $156.3 million from the year ended June 30, 2019. The increase is primarily due to our investment in Galvanize of $165.0 million, plus working capital, net of cash.

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

Financing Activities

Net cash provided by financing activities for the year ended June 30, 2020 was $65.6 million.  Net cash used in financing activities for the years ended June 30, 2019 and 2018 was $29.0 million and $52.7 million, respectively.

For the year ended June 30, 2020, our cash provided by financing activities consisted primarily of borrowings from the credit facility of $105.0 million offset by payments on finance lease obligations incurred for the acquisition of student computers totaling $27.7 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $6.8 million.

For the year ended June 30, 2019, our cash used in financing activities consisted primarily of the payments on finance lease obligations incurred for the acquisition of student computers totaling $21.0 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $10.0 million.

For the year ended June 30, 2018, our cash used in financing activities consisted primarily of the purchase of treasury stock totaling $27.5 million, payments on finance lease obligations incurred for the acquisition of student computers totaling $13.3 million and for the purchase of restricted stock from employees for income tax withholdings upon vesting of $10.3 million.

Contractual Obligations

Our contractual obligations consist primarily of operating leases for office facilities and finance leases for equipment. The following summarizes our long-term contractual obligations as of June 30, 2020, which increased from $46.9 million as of June 30, 2019:

	Contractual Obligations—Payments due by period
	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

	(In thousands)
Contractual obligations at June 30, 2020
Finance leases (1)	$18,280	$13,587	$4,693	$—	$—
Operating leases (1)	129,055	23,626	38,167	28,718	38,544
Total	$147,335	$37,213	$42,860	$28,718	$38,544
(1)	Includes interest.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we provided guarantees of approximately $1.0 million related to lease commitments on the buildings for certain of our schools.

In addition, we contractually guarantee that certain schools under our management will not have annual operating deficits and our management fees from these schools may be reduced accordingly to cover any school operating deficits.

Other than these lease and operating deficit guarantees, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of the years in the three year period ended June 30, 2020. We cannot be sure that future inflation will not have an adverse impact on our operating results and financial condition in future periods.

Recent Accounting Pronouncements

For information regarding, “Recent Accounting Pronouncements,” please refer to Note 3, “Summary of Significant Accounting Policies,” contained within our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2020 and 2019, we had cash and cash equivalents totaling $212.3 million and $283.1 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes, and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2020, a 1% gross increase in interest rates earned on cash would result in a $2.1 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At June 30, 2020, a 1% gross increase in interest rates would result in a $1.0 million annualized increase in interest expense.

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

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of K12 Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 12, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principal

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019, due to the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Managed Public Schools Revenues

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2020, the Company’s consolidated revenue attributable to Managed Public Schools was $920.1 million. The computation of Managed Public Schools revenue generated from state sources is based upon the amount of eligible funding expected to be provided by the state where the public school or school district is located. Total eligible funding from all sources represents the maximum value to be recognized for Managed Public School revenues and is adjusted as necessary for individual school financial deficits and surpluses.

We identified management’s judgments related to Managed Public Schools revenues as a critical audit matter. The critical input used to calculate state eligible funding is enrollment, which is defined by the state governing authorities, varies by school and by funding metric, and often requires management to perform complex calculations including the use of significant estimates and assumptions. Assumptions and inputs used to determine enrollment figures may include withdrawal rates, new registrations, average daily attendance, special needs enrollment, student demographics, academic progress, historical completion rate, and student location among others. Changes to these inputs and assumptions could have a material impact on the amount of expected annual funding, and thus revenues recognized. Auditing enrollment figures involved especially challenging auditor judgment due to the nature and extent of audit effort required to properly address inputs within the enrollment calculations tested.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the determination of enrollment figures including the monthly review of projected student counts and review of schools’ funding calculations. These controls include review of the reasonableness of assumptions used and the appropriateness of methodologies used to determine enrollment figures pursuant to the Company’s interpretation of the states’ enrollment definitions.
●	Testing the completeness, existence, and accuracy of enrollment calculations by validating a sample of underlying student data and assumptions used as inputs through the inspection of relevant source documents including admission records, evidence of access to the learning platforms, course activity reports, and third-party support.
●	Testing the Company’s computations of enrollment figures and state eligible funding for a sample of schools through recalculating the mathematical accuracy of the calculations.
●	Performing a retrospective review of funding on a school by school basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Potomac, Maryland

August 12, 2020

K12 INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$212,299	$283,121
Accounts receivable, net of allowance of $6,808 and $11,766 at June 30, 2020 and 2019, respectively	236,134	191,639
Inventories, net	28,300	29,946
Prepaid expenses	13,058	12,643
Other current assets	11,480	12,307
Total current assets	501,271	529,656
Operating lease right-of-use assets, net	111,768	—
Property and equipment, net	38,668	31,980
Capitalized software, net	48,493	51,165
Capitalized curriculum development costs, net	48,849	53,297
Intangible assets, net	77,451	14,981
Goodwill	174,939	90,197
Deposits and other assets	71,824	48,330
Total assets	$1,073,263	$819,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,428	$50,488
Accrued liabilities	27,351	20,685
Accrued compensation and benefits	47,227	41,998
Deferred revenue	24,417	22,828
Credit facility	100,000	—
Current portion of finance lease liability	13,304	19,588
Current portion of operating lease liability	20,689	—
Total current liabilities	273,416	155,587
Long-term finance lease liability	4,634	5,060
Long-term operating lease liability	96,544	—
Deferred tax liability	13,771	16,670
Other long-term liabilities	9,569	8,924
Total liabilities	397,934	186,241
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding at June 30, 2020 and 2019	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,341,627 and 45,575,236 shares issued; and 41,006,884 and 40,240,493 shares outstanding at June 30, 2020 and 2019, respectively	4	4
Additional paid-in capital	730,761	713,436
Accumulated other comprehensive income (loss)	93	(40)
Retained earnings	46,953	22,447
Treasury stock of 5,334,743 shares at cost at June 30, 2020 and 2019	(102,482)	(102,482)
Total stockholders’ equity	675,329	633,365
Total liabilities and stockholders' equity	$1,073,263	$819,606

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2020	2019	2018

	(In thousands except share and per share data)
Revenues	$1,040,765	$1,015,752	$917,734
Instructional costs and services	693,232	663,437	592,495
Gross margin	347,533	352,315	325,239
Selling, general, and administrative expenses	315,076	306,829	299,694
Income from operations	32,457	45,486	25,545
Interest income, net	698	2,761	965
Other income, net	272	114	—
Income before income taxes and loss from equity method investments	33,427	48,361	26,510
Income tax (expense) benefit	(8,541)	(10,520)	910
Loss from equity method investments	(380)	(632)	—
Net income	24,506	37,209	27,420
Add net loss attributable to noncontrolling interest	—	—	200
Net income attributable to common stockholders	$24,506	$37,209	$27,620
Net income attributable to common stockholders per share:
Basic	$0.62	$0.96	0.70
Diluted	$0.60	$0.91	$0.68
Weighted average shares used in computing per share amounts:
Basic	39,478,928	38,848,780	39,282,674
Diluted	40,663,224	40,944,800	40,637,744

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2020	2019	2018

	(In thousands)
Net income	$24,506	$37,209	$27,420
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	133	212	(82)
Total other comprehensive income, net of tax	24,639	37,421	27,338
Comprehensive loss attributable to noncontrolling interest	—	—	200

Comprehensive income attributable to common stockholders	$24,639	$37,421	$27,538

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2017	44,325,772	$4	$690,488	$(170)	$(40,976)	(3,502,598)	$(75,000)	$574,346
Adjustment related to new stock-based compensation guidance	—	—	112	—	(76)	—	—	36
Net income	—	—	—	—	27,620	—	—	27,620
Foreign currency translation adjustment	—	—	—	(82)	—	—	—	(82)
Stock-based compensation expense	—	—	22,869	—	—	—	—	22,869
Purchase of treasury stock	—	—	—	—	—	(1,832,145)	(27,482)	(27,482)
Exercise of stock options	14,600	—	196	—	—	—	—	196
Vesting of performance share units, net of tax withholding	199,769	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,210,502	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(335,150)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(512,926)	—	(10,314)	—	—	—	—	(10,314)
Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189

Adjustment related to new revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net income	—	—	—	—	37,209	—	—	37,209
Foreign currency translation adjustment	—	—	—	212	—	—	—	212
Stock-based compensation expense	—	—	17,013	—	—	—	—	17,013
Exercise of stock options	150,290	—	3,030	—	—	—	—	3,030
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	828,833	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(235,485)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(329,232)	—	(9,958)	—	—	—	—	(9,958)
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365

Net income	—	—	—	—	24,506	—	—	24,506
Foreign currency translation adjustment	—	—	—	133	—	—	—	133
Stock-based compensation expense	—	—	24,022	—	—	—	—	24,022
Exercise of stock options	4,000	—	64	—	—	—	—	64
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,126,227	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(79,541)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(284,295)	—	(6,761)	—	—	—	—	(6,761)
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329

See accompanying notes to consolidated financial statements.

K12 INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2020	2019	2018

	(In thousands)
Cash flows from operating activities
Net income	$24,506	$37,209	$27,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,091	71,400	75,260
Stock-based compensation expense	23,609	16,676	20,817
Deferred income taxes	(1,305)	3,693	(4,015)
Provision for doubtful accounts	2,882	6,325	4,089
Other	19,578	3,985	4,822
Changes in assets and liabilities:
Accounts receivable	(37,772)	(21,637)	11,987
Inventories, prepaid expenses, deposits and other current and long-term assets	(16,181)	(3,321)	(28,491)
Accounts payable	(6,213)	20,174	(2,336)
Accrued liabilities	7,424	8,295	(6,273)
Accrued compensation and benefits	3,103	5,948	6,672
Operating lease liability	(13,124)	—	—
Deferred revenue and other liabilities	1,817	(7,141)	(4,506)
Net cash provided by operating activities	80,415	141,606	105,446
Cash flows from investing activities
Purchase of property and equipment	(1,677)	(5,477)	(8,743)
Capitalized software development costs	(23,988)	(26,318)	(24,533)
Capitalized curriculum development costs	(19,332)	(16,611)	(9,927)
Sale of long-lived assets	—	389	—
Acquisition of Galvanize, Inc., net of cash acquired	(167,995)	—	—
Other acquisitions and investments, net of distributions	(4,373)	(13,092)	(7,274)
Net cash used in investing activities	(217,365)	(61,109)	(50,477)
Cash flows from financing activities
Repayments on finance lease obligations	(27,675)	(21,034)	(13,301)
Borrowing from credit facility	105,000	—	—
Repayments on credit facility	(5,000)	—	—
Payments of contingent consideration	—	(1,027)	(1,819)
Purchase of treasury stock	—	—	(27,482)
Proceeds from exercise of stock options	64	3,030	196
Repurchase of restricted stock for income tax withholding	(6,761)	(9,958)	(10,314)
Net cash provided by (used in) financing activities	65,628	(28,989)	(52,720)
Net change in cash, cash equivalents and restricted cash	(71,322)	51,508	2,249
Cash, cash equivalents and restricted cash, beginning of period	284,621	233,113	230,864
Cash, cash equivalents and restricted cash, end of period	$213,299	$284,621	$233,113

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$212,299	$283,121	$231,113
Other current assets (restricted cash)	500	500	—
Deposits and other assets (restricted cash)	500	1,000	2,000
Total cash, cash equivalents and restricted cash	$213,299	$284,621	$233,113

See accompanying notes to consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”), is a technology-based education company. The Company offers proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade, or K-12. The Company’s learning systems combine curriculum, instruction and related support services to create an individualized learning approach. The Company’s learning systems are well-suited for virtual and blended public schools, school districts, charter schools, and private schools that utilize varying degrees of online and traditional classroom instruction, and other educational applications. These products and services are provided through three lines of business:

●	Managed Public School Programs – programs which offer an integrated package of systems, services, products, and professional expertise that K12 administers to support an online or blended public school, including: administrative support (e.g., budget proposals, financial reporting, student data reporting, and staff recruitment), information technology and provisioning, academic support services, curriculum, learning systems, and instructional services;
●	Institutional – Non-managed Public School Programs – programs which provide instruction, curriculum, supplemental courses, marketing, enrollment and other educational services where K12 does not provide primary administrative support services, and Institutional Software and Services – educational software and services provided to school districts, public schools and other educational institutions; and
●	Private Pay Schools and Other – private schools for which the Company charges student tuition and makes direct consumer sales; and Galvanize, Inc. (“Galvanize”), which provides talent development for individuals and enterprises in information technology fields.

The Company’s acquisition of Galvanize is discussed in more detail in Note 14, “Acquisitions and Investments.”

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

The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students primarily in kindergarten through 12th grade. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which supersedes most existing lease guidance under ASC Topic 840, Leases (“ASC 840”). The core principal of ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

The most significant impact to the Company was its accounting for operating leases, which under ASC 840, were

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

not recorded on the balance sheet. The Company reviewed its rent expense to ensure all leases were captured. The Company concluded that these leases were operating leases under ASC 842. Additionally, the Company’s capital leases under ASC 840 were reviewed and determined to be finance leases under ASC 842.

The Company adopted this standard using the modified retrospective approach. Under this method, the Company applied ASC 842 to existing leases that had commenced as of July 1, 2019. The comparative information for prior periods has not been restated and continues to be reported under ASC 840. The Company has provided the required disclosures under ASC 840 for the comparative periods. The Company elected to apply the package of practical expedients that was available upon adoption of ASC 842 to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) the initial direct costs for existing leases. The adoption of ASC 842 resulted in the recognition of a new lease liability for its operating leases of $22.7 million and a right-of-use asset of $17.7 million (net of existing deferred rent and lease impairment liabilities) on July 1, 2019.

On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. It requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. As a result of the adoption, during the year ended June 30, 2020, the Company capitalized $11.9 million of implementation costs that would have been expensed previously. These costs are included in prepaid expenses ($0.8 million) and deposits and other assets ($11.1 million) in the consolidated balance sheets. The implementation costs incurred during the year ended June 30, 2020 were related to updates to the Company’s IT infrastructure and its enterprise resource planning (“ERP”) system. During the year ended June 30, 2019, the Company expensed $1.2 million of implementation costs.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) related to the methodology for recognizing credit losses. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The Company adopted this standard in the first quarter of fiscal year 2021 and expects to record an allowance for credit losses in the range of $7 million to $9 million related to its accounts receivable (current and long-term). The allowance will be based upon historical losses, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in the first quarter of fiscal year 2021 without a material impact to its consolidated financial statements.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Contracts with Customers

Revenues are principally earned from contractual agreements to provide educational services to students through an integrated package of online curriculum, books, materials, computers and management services to virtual and blended schools, traditional public schools, school districts, and private schools through its three lines of business: Managed Public School Programs, Institutional, and Private Pay Schools and Other.

Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

●	identify the contract, or contracts, with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to the performance obligations in the contract; and
●	recognize revenue when, or as, the Company satisfies a performance obligation.

Revenue Recognition

Managed Public School Programs

The Company provides an integrated package of systems, services, products, and professional expertise that are administered together to support an online or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with the Company’s fiscal year. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

●	management and technology services necessary to support a virtual public or blended school. In certain contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2019, 2018 and 2017, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 0.6%, 0.4%, and (0.3)%, respectively.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, average daily attendance, special needs enrollment, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2020, 2019 and 2018, the Company’s revenues included a reduction for net operating losses at the schools of $45.4 million, $54.7 million, and $66.7 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2020, 2019 and 2018, were $325.5 million, $342.7 million and $314.8 million, respectively.

Institutional

The products and services delivered to the Company’s Institutional customers include curriculum and technology for full-time virtual and blended programs, as well as instruction, curriculum and associated materials, supplemental courses, marketing, enrollment and other educational services. Each of these contracts are considered to be one performance obligation under ASC 606, and revenues are recorded over the access period based on the agreed upon contract price.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

In addition, the Company provides certain online curriculum and services to schools and school districts under subscription agreements. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from professional consulting, training and support services are deferred and recognized ratably over the service period.

Private Pay Schools and Other

Private Pay Schools and Other revenues are generated from individual customers have access for one to two years to company-provided online curriculum and generally prepay for services to be received. For revenue attributable to Galvanize, the majority of the customers are individuals or enterprises that enter into agreements for the Company to provide course instruction or job training over a specified contract period. Each of these contracts are considered to be one performance obligation under ASC 606. The Company recognizes these revenues pro rata over the maximum term of the customer contract based on the defined contract price.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated based on its three lines of business for the years ended June 30, 2020 and 2019:

	Year Ended June 30,
	2020	2019

	(In thousands)

Managed Public School Programs	$920,080	$890,275

Institutional
Non-managed Public School Programs	36,195	50,623
Institutional Software & Services	38,765	39,330
Total Institutional	74,960	89,953
Private Pay Schools and Other	45,725	35,524
Total Revenues	$1,040,765	$1,015,752

Concentration of Customers

During the years ended June 30, 2020, 2019 and 2018, approximately 88%, 88% and 85%, respectively, of the Company’s revenues were recognized from schools that contracted with the Company for Managed Public School Programs. During the years ended June 30, 2020, 2019 and 2018, the Company had zero, one and zero contracts, respectively, that represented greater than 10% of total revenues.

In fiscal year 2018, the Company and the Agora Cyber Charter School entered into an agreement related to its outstanding receivable of $28.7 million at June 30, 2018 to be paid over a four-year period. In addition, the term of the service agreement was extended through June 30, 2022. The Company reclassified the long-term portion of $23.2 million to deposits and other assets on the consolidated balance sheets as of June 30, 2018. The aggregate current and long-term balance as of June 30, 2020 was $18.6 million. The Company accrues interest on its long-term receivables based on contracted terms.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed or cash is collected in advance of services being provided.

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2020	2019

	(In thousands)

Accounts receivable	$236,134	$191,639
Unbilled receivables (included in accounts receivable)	15,688	16,189
Deferred revenue	24,417	22,828
Deferred revenue, long-term (included in other long-term liabilities)	2,236	—

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements, as well as $8.4 million acquired in the purchase of Galvanize. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as $3.4 million acquired in the purchase of Galvanize. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2020 and 2019 that was included in the previous July 1st deferred revenue balance was $21.5 million and $23.7 million, respectively. During the years ended June 30, 2020 and 2019, the Company recorded revenues of $5.9 million and $4.1 million, respectively, related to performance obligations satisfied in prior periods.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the majority of its contracts, the Company’s performance obligations are satisfied over time, as the Company delivers, and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on the customer or when the school receives its funding from the state.

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2020 was $2.2 million.

Significant Judgments

The Company determined that the majority of its contracts with customers contain one performance obligation. The Company markets the products and services as an integrated package building off its curriculum offerings. It does not market distinct products or services to be sold independently from the curriculum offering. The Company provides the significant service of integrating the goods and services into the operation of the school and education of its students, for which the customer has contracted.

The Company has determined that the time elapsed method as described under ASC 606 is the most appropriate measure of progress towards the satisfaction of the performance obligation. The Company delivers the integrated products and services package related to its Managed Public School Programs largely over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year. Accordingly, the Company recognizes revenue on a straight-line basis.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The Company determined that the expected value method is the most appropriate method to account for variable consideration and the Company’s forecasting method is an estimation process that uses probability to determine expected funding. On a monthly basis, the Company estimates the total funds each school will receive in a particular school year and the amount of full-year school revenues and operating expenses to determine the amount of revenue the Company will recognize. Enrollment and state funding rates are key inputs to this estimate. The estimates are adjusted monthly, and a cumulative catch-up adjustment is recorded to revenue as necessary to reflect the total revenues earned to date to be proportional to the total revenues to be earned in the fiscal year. The Company builds in known constraints (i.e. enrollment, funding, net operating losses, etc.) into the estimate of the variable consideration to record the most probable amount.

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $9.7 million, $9.5 million and $9.2 million for the years ended June 30, 2020, 2019 and 2018, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Restricted cash consists of amounts held in escrow related to the Company’s settlement agreement with the Agora Cyber Charter School. The restricted cash which is short-term in nature is included in other current assets, while the portion that is long-term is included in deposits and other assets on the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. The Company records an allowance for estimated uncollectible accounts in an amount approximating probable losses. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual public schools and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

classifies its inventory as current or long-term based on the holding period. As of June 30, 2020 and 2019, $5.2 million and $4.1 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets.

The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. During the years ended June 30, 2020, 2019 and 2018, the Company increased the provision for excess and obsolete inventory by $0.7 million, $0.6 million, and $1.2 million, respectively, primarily related to inventory in excess of anticipated demand and the decision to discontinue certain products. The excess and obsolete inventory reserve was $4.8 million and $4.1 million at June 30, 2020 and 2019, respectively.

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

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 - 7 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $2.4 million, $2.3 million and $2.1 million for the years ended June 30, 2020, 2019 and 2018, respectively, related to the leases exited and unreturned student computers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $3.8 million, $4.1 million and $3.4 million for the years ended June 30, 2020, 2019 and 2018, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. The Company capitalizes software development costs incurred during the application development stage in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Capitalized software additions totaled $24.0 million, $26.3 million and $24.5 million for the years ended June 30, 2020, 2019 and 2018, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2020, 2019 and 2018.

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

Total capitalized curriculum development additions were $19.3 million, $16.6 million and $9.9 million for the years ended June 30, 2020, 2019 and 2018, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2020, 2019 and 2018.

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

Under ASC 842, for a lessee, leases are classified as operating leases unless they meet any of the criteria below to be classified as a finance lease:

• the lease transfers ownership of the asset at the end of the lease;

• the lease grants an option to purchase the asset which the lessee is expected to exercise;

• the lease term reflects a major part of the asset’s economic life;

• the present value of the lease payments equals or exceeds the fair value of the asset; or

• the asset is specialized with no alternative use to the lessor at the end of the term.

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 1 to 3-year payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company pledges the assets financed to secure the outstanding leases.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters, sales and enrollment teams, and school operations. Initial lease terms vary between 1 and 17 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability. As of the adoption date, the remaining lease terms varied between 1 and 5 years and the Company concluded that renewal options on the existing leases would be excluded from the determination of the initial lease liability. The remaining lease terms related to leases acquired from Galvanize vary between 1 and 11 years.

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

For its adoption of ASC 842, the Company utilized its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate was collateralized and its term reflected a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%. Upon the execution of its senior secured revolving credit facility (see Note 7, “Credit Facility”), the Company has reassessed its incremental borrowing rate as 2.55%.  The Company used 2.55% to calculate the present value of the leases acquired from Galvanize. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2020, 2019 and 2018 was $6.1 million, $3.0 million and $3.0 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $8.0 million, $7.9 million, $7.7 million, $6.7 million and $5.5 million in the fiscal years ending June 30, 2021 through June 30, 2025, respectively and $41.4 million thereafter. As of June 30, 2020 and 2019, the goodwill balance was $174.9 million and $90.2 million, respectively.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of coronavirus disease

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

2019 (“COVID-19”) as a triggering event related to the value of its finite-lived intangible assets and concluded that there was no impairment during the year ended June 30, 2020.

The Company has one reporting unit. Goodwill and intangible assets deemed to have an indefinite life are tested for impairment annually, or earlier when events or changes in circumstances suggest the carrying amount may not be fully recoverable. Examples of such events or circumstances include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the Company’s business, significant negative industry or economic trends, and/or a significant decline in the Company’s stock price for a sustained period.

ASC 350 also allows preparers to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0.” The Company performs its annual assessment on May 31st, which is then updated for any changes in conditions as of June 30th. Under the two-step process, the first step tests for potential impairment by comparing the fair value of reporting units with reporting units’ net asset values. If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, then goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is below the reporting unit’s carrying value, then the second step is required to measure the amount of potential impairment. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the initial acquisition accounting guidance related to business combinations, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded.

As of June 30, 2020, the Company performed “Step 0” of the impairment test, which included a qualitative assessment of the impact of COVID-19 as a triggering event, and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

On October 2, 2017, the Company acquired 100% interest in Big Universe, Inc. for $3.3 million and contingent consideration. On January 27, 2020, the Company acquired Galvanize for $165.0 million and working capital. The Company’s acquisition of Galvanize is discussed in more detail in Note 14, “Acquisitions and Investments.”

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table represents goodwill additions/reductions resulting from the acquisitions mentioned above during the years ended June 30, 2020, 2019 and 2018:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2017	$87.2
Acquisition of Big Universe, Inc.	3.0
Balance as of June 30, 2018	$90.2
Adjustments	—
Balance as of June 30, 2019	$90.2
Acquisition of Galvanize, Inc.	84.7
Balance as of June 30, 2020	$174.9

The following table represents the balance of the Company’s intangible assets as of June 30, 2020 and 2019:

	June 30, 2020			June 30, 2019
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$77.9	$(12.0)	$65.9	$17.6	$(9.4)	$8.2
Customer and distributor relationships	25.3	(17.2)	8.1	20.5	(14.7)	5.8
Developed technology	6.6	(3.5)	3.1	3.2	(2.8)	0.4
Other	1.4	(1.0)	0.4	1.4	(0.8)	0.6
Total	$111.2	$(33.7)	$77.5	$42.7	$(27.7)	$15.0

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of COVID-19 as a triggering event related to the value of its long-lived assets and concluded that there was no impairment during the year ended June 30, 2020.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. ASC 740, Income Taxes (“ASC 740”) requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $32.7 million, $38.0 million and $37.5 million for the years ended June 30, 2020, 2019 and 2018, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2020	2019	2018

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$24,506	$37,209	$27,620
Weighted average common shares — basic	39,478,928	38,848,780	39,282,674

Basic net income per share	$0.62	$0.96	$0.70

Diluted net income per share computation:

Net income attributable to common stockholders	$24,506	$37,209	$27,620
Share computation:
Weighted average common shares — basic	39,478,928	38,848,780	39,282,674
Effect of dilutive stock options and restricted stock awards	1,184,296	2,096,020	1,355,070
Weighted average common shares — diluted	40,663,224	40,944,800	40,637,744

Diluted net income per share	$0.60	$0.91	$0.68

For the years ended June 30, 2020, 2019 and 2018, shares issuable in connection with stock options and restricted stock of 729,008, 140,657 and 1,026,472, respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive. As of June 30, 2020, the Company had 46,341,627 shares of common stock issued and 41,006,884 shares outstanding.

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

The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables, and short- and long-term debt approximate their fair values, as they are largely short-term in nature. The lease exit liability is discussed in more detail in Note 12, “Restructuring.” The Tallo, Inc. convertible note is discussed in more detail in Note 14, “Acquisitions and Investments.”

There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2020 – see Note 12, “Restructuring.”

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2020 for assets or liabilities measured at fair value on a recurring basis.

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2020.

	Year Ended June 30, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains (Losses)	June 30, 2020

	(In thousands)
Convertible note received in acquisition	5,006	—	—	5,006

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

	Year Ended June 30, 2018
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2017	and Settlements	Gains (Losses)	June 30, 2018

	(In thousands)
Contingent consideration associated with acquisitions	2,806	(1,319)	(142)	1,345

Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the impact of the adoption of ASC 842 and the Company’s presentation of deferred rent as a separate line item on the consolidated balance sheet as of June 30, 2019. Deferred rent is now included in other long-term liabilities.

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2020	2019

	(In thousands)
Student computers	$48,153	$43,845
Computer software	17,268	17,999
Computer hardware	14,505	14,118
Leasehold improvements	17,396	10,364
State testing computers	7,461	7,470
Furniture and fixtures	7,178	4,058
Office equipment	1,372	1,382
	113,333	99,236
Less accumulated depreciation and amortization	(74,665)	(67,256)
	$38,668	$31,980

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $4.3 million, $5.2 million and $5.1 million during the years ended June 30, 2020, 2019 and 2018, respectively. Depreciation expense of $17.9 million, $15.0 million and $12.4 million related to computers provided to students is reflected in instructional costs and services during the years ended June 30, 2020, 2019 and 2018, respectively. Amortization expense of zero, zero and $0.5 million related to student software costs is reflected in instructional costs and services during the years ended June 30, 2020, 2019 and 2018, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and recorded in selling, general, and administrative expenses. Maintenance and repair expenses totaled $10.3 million, $13.7 million and $12.1 million for the years ended June 30, 2020, 2019 and 2018, respectively.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Capitalized software costs consist of the following at:

	June 30,
	2020	2019

	(In thousands)
Capitalized software	$249,720	$226,503
Less accumulated depreciation and amortization	(201,227)	(175,338)
	$48,493	$51,165

The Company recorded amortization expense of $20.8 million, $22.3 million and $25.8 million related to capitalized software reflected in instructional costs and services and $5.5 million, $7.4 million and $9.1 million reflected in selling, general, and administrative expenses during the years ended June 30, 2020, 2019 and 2018, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2020	2019

	(In thousands)
Capitalized curriculum development costs	$156,018	$156,671
Less accumulated depreciation and amortization	(107,169)	(103,374)
	$48,849	$53,297

The Company recorded amortization expense of $17.5 million, $18.5 million and $19.4 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2020, 2019 and 2018, respectively.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2020	2019

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$21,850	$4,923
Reserves	3,374	4,769
Accrued expenses	4,117	3,492
Stock compensation expense	7,064	5,992
Other assets	2,252	1,524
Deferred rent	—	1,056
Deferred revenue	759	461
Lease liability	29,640	—
Federal tax credits	20	20
State tax credits	44	363
Total deferred tax assets	69,120	22,600
Deferred tax liabilities
Capitalized curriculum development	(9,245)	(10,143)
Capitalized software and website development costs	(11,907)	(12,659)
Property and equipment	(6,213)	(5,166)
Right-of-use assets	(28,273)	—
Returned materials	(2,385)	(2,643)
Purchased intangibles	(19,877)	(4,110)
Total deferred tax liabilities	(77,900)	(34,721)
Net deferred tax liability before valuation allowance	(8,780)	(12,121)
Valuation allowance	(4,991)	(4,549)
Net deferred tax liability	$(13,771)	$(16,670)
Reported as:
Long-term deferred tax liabilities	$(13,771)	$(16,670)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $5.0 million and $4.5 million as of June 30, 2020 and 2019, respectively, predominantly related to foreign income tax net operating losses ("NOL").

At June 30, 2020, the Company had approximately $65.1 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020. The federal NOL carryforwards, in the amount of $18.1 million, generated prior to 2018 will begin to expire, if unused, in 2033. Due to the Tax Cuts and Jobs Act (the “Tax Act”), the federal NOL carryforwards, in the amount of $47.0 million, generated after 2017 have an indefinite carryforward period.  Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control.  The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

At June 30, 2020, the Company had tax effected state NOL carryforwards of $3.2 million, net of valuation allowances, and will expire on various dates.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense (benefit) for the years ended June 30, 2020, 2019 and 2018 were as follows:

	Year Ended June 30,
	2020	2019	2018

	(In thousands)
Current:
Federal	$6,907	$3,919	$887
State	1,911	1,988	774
Foreign	1,028	920	1,444
Total current	9,846	6,827	3,105
Deferred:
Federal	(1,687)	3,412	(4,769)
State	382	281	754
Total deferred	(1,305)	3,693	(4,015)
Total income tax expense (benefit)	$8,541	$10,520	$(910)

The provision for (benefit from) income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2020	2019	2018
U.S. federal tax at statutory rates (1)	21.0%	21.0%	28.0%
Permanent items	1.1	0.5	0.6
Lobbying	0.4	0.4	1.2
Non-deductible compensation	9.0	1.6	0.3
State taxes, net of federal benefit	5.3	4.3	3.1
Research and development tax credits	(1.8)	(0.5)	-
Domestic production activities deduction	-	-	(0.1)
Change in valuation allowance	0.1	0.2	(7.2)
Effects of foreign operations	0.3	0.1	-
Reserve for unrecognized tax benefits	(2.4)	(2.1)	0.9
Noncontrolling interests	-	-	0.4
Other	(0.8)	(0.4)	(3.9)
Impact of federal tax rate reduction	-	-	(25.4)
Repatriation transition tax	-	-	6.4
Stock-based compensation	(6.4)	(3.1)	(7.7)
Provision for (benefit from) income taxes	25.8%	22.0%	(3.4)%

(1)	The corporate tax rate was lowered from 35% to 21%, effective as of January 1, 2018. Under IRC §15 which governs rate changes, fiscal year taxpayers are subject to a “blended” tax rate for tax years that include January 1, 2018. Using the weighted average calculation, the Company’s blended federal tax rate for the year ended June 30, 2018 is 28%.

The increase in the effective income tax rate for the year ended June 30, 2020 was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

Tax Uncertainties

The Company follows the provisions of ASC 740 which applies to all tax positions related to income taxes. ASC 740 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement related to unrecognized tax benefits.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2020, 2019 and 2018, the Company had $0.1 million, $0.2 million and $0.2 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2020, 2019 and 2018 were as follows:

	Year Ended June 30,
	2020	2019	2018

	(In thousands)
Balance at beginning of the year	$1,545	$2,392	$2,260
Additions for prior year tax positions	161	194	585
Additions for current year tax positions	179	87	8
Reductions for prior year tax positions	(1,035)	(1,128)	(461)
Balance at end of the year	$850	$1,545	$2,392

If recognized, all of the $0.9 million balance of unrecognized tax benefits as of June 30, 2020 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2016.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2014.

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2020 and 2019, the finance lease liability (“capital leases” as of June 30, 2019) was $17.9 million and $24.6 million, respectively, with lease interest rates ranging from 1.52% to 3.87%. As of June 30, 2020 and 2019, the balance of the associated right-of-use assets (“student computers” as of June 30, 2019) was $19.8 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with BALC in February 2019 for $25.0 million to provide financing for its leases through December 2019 at varying rates. The Company entered into an additional $25.0 million agreement in April 2020 to provide financing for its leases through March 2021 at varying rates. In July 2020, the limit was increased from $25.0 million to $41.0 million at the same terms. Individual leases with BALC include 12-month and 36-month

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

payment terms, fixed rates ranging from 1.52% to 3.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary, as of June 30, 2020 (under ASC 842) and June 30, 2019 (under ASC 840), respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	June 30,
	2020	2019

	(in thousands)

2020	$—	$20,070
2021	13,587	4,819
2022	2,653	340
2023	2,040	—
Total minimum payments	18,280	25,229
Less: imputed interest	(342)	(581)
Finance lease liability	17,938	24,648
Less: current portion of finance lease liability	(13,304)	(19,588)
Long-term finance lease liability	$4,634	$5,060

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2020, the operating lease liability was $117.2 million. As of June 30, 2020, the balance of the associated right-of-use assets was $111.8 million. Each of the above balances as of June 30, 2020 includes the impact of Galvanize’s adoption of ASC 842 as part of the purchase price accounting which is discussed in more detail in Note 14, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86% or 2.55%.

The following is a summary as of June 30, 2020 (under ASC 842) and June 30, 2019 (under ASC 840), respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	June 30,
	2020	2019

	(in thousands)

2020	$—	$8,441
2021	23,626	8,229
2022	22,326	6,735
2023	15,841	550
2024	14,769	137
2025	13,949	—
Thereafter	38,544	—
Total minimum payments	129,055	$24,092
Less: imputed interest	(11,822)
Operating lease liability	117,233
Less: current portion of operating lease liability	(20,689)
Long-term operating lease liability	$96,544

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

The Company is subleasing one of its facilities through June 2021, two others through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within selling, general, and administrative expenses on the consolidated statements of operations. The following is a summary as of June 30, 2020 and June 30, 2019, respectively, of the expected sublease income:

	Year Ended June 30,
	2020	2019

	(in thousands)

2020	$—	$930
2021	1,960	961
2022	1,496	528
2023	797	—
2024	66	—
Total sublease income	$4,319	$2,419

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the year ended June 30, 2020:

	June 30, 2020
	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$16,740
Interest on lease liabilities	820
Operating lease cost	13,129
Short-term lease cost	1,214
Sublease income	(760)
Total lease cost	$31,143

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(13,124)
Financing cash flows from finance leases	(27,675)
Right-of-use assets obtained in exchange for new finance lease liabilities	17,160
Right-of-use assets obtained in exchange for new operating lease liabilities	6,311
Weighted-average remaining lease term - finance leases	0.79	yrs.
Weighted-average remaining lease term - operating leases	7.15	yrs.
Weighted-average discount rate - finance leases	2.86%
Weighted-average discount rate - operating leases	2.76%

7. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

the agreement. The Credit Facility is secured by the Company’s assets. As of June 30, 2020, the Company was in compliance with the financial covenants. As of June 30, 2020, the Company had $100.0 million outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

8. Equity Transactions

The Company’s Fourth Amended and Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. No preferred stock was issued or outstanding as of June 30, 2020 or 2019.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. At June 30, 2020, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,260,352. At June 30, 2020, there were 5,127,245 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand-alone agreements during the years ended June 30, 2020, 2019 and 2018 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2017	1,356,528	$20.19	4.46	$1,481,585
Granted	—	—
Exercised	(14,600)	13.45
Forfeited or canceled	(142,621)	22.71
Outstanding, June 30, 2018	1,199,307	$19.97	3.55	$788,277
Granted	—	—
Exercised	(150,290)	20.16
Forfeited or canceled	(13,000)	29.82
Outstanding, June 30, 2019	1,036,017	$19.82	2.64	$11,312,871
Granted	—	—
Exercised	(4,000)	16.07
Forfeited or canceled	(10,500)	30.92
Outstanding and exercisable, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2020, 2019 and 2018 was $0.0 million, $1.2 million, and $0.0 million, respectively.

As of June 30, 2020, there was no unrecognized compensation expense related to nonvested stock options granted. During the years ended June 30, 2020, 2019 and 2018, the Company recognized $0.1 million, $0.6 million and $1.2 million, respectively, of stock-based compensation expense related to stock options.

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

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2020, 2019 and 2018 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	2,141,047	$12.34
Granted	1,210,502	16.68
Vested	(1,339,492)	12.29
Canceled	(335,150)	14.31
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	828,833	18.44
Vested	(947,703)	14.72
Canceled	(235,485)	17.40
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	1,126,227	26.84
Vested	(750,634)	16.93
Canceled	(79,541)	21.48
Nonvested, June 30, 2020	1,618,604	$23.73

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2020, 499,818 new performance-based restricted stock awards were granted and 559,089 remain nonvested at June 30, 2020. During the year ended June 30, 2020, 210,467 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however, the first two-thirds of the award will not vest until fiscal year 2021. The remaining one-third will vest in fiscal year 2022, if achieved. Additionally, if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. The Company is currently amortizing the second and third tranches over their vesting periods because it believes that it is probable that the free cash flow targets will be met each year. The free cash flow metric was not met for fiscal year 2020, however, the Company believes that it will be met in aggregate, and therefore is amortizing the first tranche over a three-year period.

During fiscal year 2020, the Company granted 141,524 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2020. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved and certified by the Compensation Committee at target for fiscal year 2020.

Equity Incentive Market-Based Restricted Stock Awards (included above)

During fiscal year 2017, the Company granted equity incentive market-based restricted stock awards which were subject to the attainment of an average stock price of $14.35 for 30 consecutive days after the date of the Company’s earnings release for the fourth quarter and fiscal year ended June 30, 2017. During the year ended June 30, 2020, the remaining 6,800 equity incentive market-based restricted stock awards vested.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2020, 626,409 new service-based restricted stock awards were granted and 1,059,515 remain nonvested at June 30, 2020. During the year ended June 30, 2020, 533,367 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2020, there was $25.6 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the years ended June 30, 2020 and 2019 was $30.2 million and $15.3 million, respectively. The total fair value of shares vested for the years ended June 30, 2020 and 2019 was $17.9 million and $20.6 million, respectively. During the years ended June 30, 2020, 2019 and 2018, the Company recognized $17.1 million, $12.3 million and $15.7 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

$7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 14,199 PSUs at target with a grant date fair value of $0.4 million, or $28.17 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all three tranches were not probable and therefore no expense was recorded during the year ended June 30, 2020.

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted-average grant-date fair value of $8.18 per share, based on the highest level of performance. During the fourth quarter of fiscal year 2020, the Company granted an additional 66,934 PSUs at a weighted average grant-date fair value of $12.56 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and will be amortized on a straight-line basis over the vesting period.

Summary of All Performance Share Units

As of June 30, 2020, there was $7.9 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 1.2 years. During the years ended June 30, 2020, 2019 and 2018, the Company recognized $6.3 million, $3.9 million and $5.9 million, respectively, of stock-based compensation expense related to PSUs.

Performance share unit activity (excluding the fiscal year 2020 TRIP) during the years ended June 30, 2020, 2019 and 2018 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2017	1,043,602	$13.16
Granted	138,241	12.81
Vested	(320,340)	12.62
Canceled	(152,524)	14.00
Nonvested, June 30, 2018	708,979	$13.15
Granted	2,372,241	10.61
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	81,133	15.30
Vested	—	—
Canceled	(8,352)	29.93

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Nonvested, June 30, 2020	2,445,022	$10.70

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company.

Deferred stock unit activity during the years ended June 30, 2020 and 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	—	$—
Granted	18,258	25.41
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2019	18,258	$25.41
Granted	23,844	20.13
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2020	42,102	$22.42

Summary of All Deferred Stock Units

As of June 30, 2020, there was $0.2 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.5 years. During the years ended June 30, 2020, 2019 and 2018, the Company recognized $0.5 million, $0.5 million and zero, respectively, of stock-based compensation expense related to DSUs.

10. Redeemable Noncontrolling Interest

Investment in LearnBop, Inc.

On July 31, 2014, the Company acquired a majority interest in LearnBop, Inc. (“LearnBop”), for $6.5 million in return for a 51% interest in LearnBop. The purpose of the acquisition was to complement the Company’s K-12 math curriculum as LearnBop has developed an adaptive math curriculum learning software. As part of this transaction, the minority shareholders have a non-transferable put right, which was exercisable between July 31, 2018 and December 31, 2018 for the remaining minority interest. In January 2018, prior to the commencement of the exercise period, the Company and the minority shareholders entered into a stock purchase agreement to purchase the remaining 49% interest for $0.5 million. As a result, LearnBop became a wholly owned subsidiary of the Company.

11. Commitments and Contingencies

Litigation

In the ordinary conduct of the Company’s business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company vigorously defends these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. The Company believes, based on currently available

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

information, that the outcome of any existing or known threatened proceedings, even if determined adversely, should not have a material adverse effect on its business, financial condition, liquidity or results of operations.

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) as the respondent.  The demand asserted claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation.  The AAA appointed an arbitrator on June 12, 2019, and the parties presented evidence in support of their respective claims during merits hearings in March and June 2020.  On July 8, 2020, the parties executed an agreement, effective June 30, 2020, to resolve all of their claims.  Under the terms of the settlement agreement, GCA will pay the Company $19 million over a period of two years, of which $10 million was paid in July 2020. The Company recorded revenues of $4.6 million for services provided by the Company during fiscal year 2020 and the remaining $14.4 million reflected a prior year receivable, as part of a comprehensive settlement agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company provided guarantees of approximately $1.0 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impact of COVID-19 to K12’s Business

The impact of the global emergence of COVID-19 on the Company’s business is currently not estimable or determinable.  The Company is conducting business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for fiscal year 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act  was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

portion of the social security payroll tax (6.2%) outlined within. The deferral is effective from the enactment date through December 31, 2020. The deferred amount will be paid in two installments, 50% of the deferred amount by December 31, 2021 and the remainder by December 31, 2022. The deferred payroll taxes are recorded within other long-term liabilities on the consolidated balance sheets.

12. Restructuring

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

13. Severance

During the years ended June 30, 2020, 2019 and 2018, the Company reduced its workforce, as well as provided severance to its former CEO pursuant to his employment agreement in the form of compensation and an acceleration of certain equity awards (fiscal year 2018 only), resulting in severance of $1.5 million, $1.0 million and $6.3 million, respectively. Included in severance expense for the years ended June 30, 2020, 2019 and 2018 is $0.1 million, $0.1 million and $2.4 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

14. Acquisitions and Investments

Acquisition of Galvanize, Inc.

On January 27, 2020, the Company acquired 100% of Galvanize in exchange for $165.0 million, plus working capital of $12.2 million. Galvanize provides talent development for individuals and enterprises in information technology fields. The acquisition of Galvanize expands the Company’s offerings to include post-secondary skills training in data science and software engineering, technology staffing and developing talent and capabilities for companies. The Company also plans to use Galvanize’s curriculum to create appropriate content to offer high school students.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of January 27, 2020, the acquisition date. As of the acquisition date, goodwill is measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary estimated purchase price is allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$9,232
Current assets, excluding cash	8,888
Property and equipment, net	11,270
Operating lease right-of-use assets, net	99,676
Intangible assets, net	68,483
Goodwill	84,741
Other assets	1,802
Current liabilities	(4,370)
Deferred revenue	(3,374)
Deferred tax asset (liability)	2,412
Current operating lease liability	(11,620)
Long-term operating lease liability	(89,782)
Other long-term liabilities	(130)
Total consideration	$177,228

The final purchase price allocation will be completed within one year of the acquisition date (“measurement period”). If information becomes available which would indicate material adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The Company made several adjustments to its third quarter allocation of the preliminary purchase price during the fourth quarter of fiscal year 2020.

●	The value of the trade names increased from $24.0 million to $60.3 million and the estimated useful life decreased from 18 years to 15 years. Amortization expense during the fourth quarter of fiscal year 2020 included an adjustment of $0.4 million to reflect the updated balance and estimated useful life as of the acquisition date.
●	The value of the operating lease right-of-use assets, net increased from $90.7 million to $99.7 million. Lease expense during the fourth quarter of fiscal year 2020 included an adjustment of $0.1 million to reflect the updated balance as of the acquisition date.
●	The deferred tax liability decreased from $17.4 million to $2.4 million, mostly as a result of the change to the trade names and changes to the preliminary Section 382 analysis.
●	Goodwill decreased from $107.6 million to $84.7 million, mostly as a result of the transactions above.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

Section 382 of the Internal Revenue Code could limit the Company’s ability to utilize Galvanize’s net operating losses and the Company believes the analysis of Section 382 has been substantially completed.  The Company has made a preliminary assessment of its unfavorable/favorable leases as it relates to the value assigned to its operating lease right-of-use assets. The Section 382 and unfavorable/favorable leases analyses are still under review. The Company expects to complete these analyses within the measurement period.

The fair value of the identified intangible assets was determined primarily using an income-based approach of either the multi-period excess earnings method or relief from royalty method, as well as the replacement cost approach, as appropriate. Intangible assets are amortized on a straight-line basis over the amortization periods noted below.

Intangible Assets
		Estimated
Intangible Assets	Amount	Useful Life
	(In thousands)	(In years)
Customer relationships	$4,785	4.22
Developed technology	3,357	4.00
Trade names	60,341	15.00
	$68,483

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized, but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is not deductible for tax purposes.

Included in the Company’s consolidated results of operations are revenues of $11.0 million and loss from operations of $18.1 million, related to Galvanize. The following unaudited pro forma combined results of operations give effect to the acquisition of Galvanize as if it had occurred on July 1, 2018. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies. Pro forma results include non-recurring transaction costs of $1.0 million, which are included in selling, general and administrative expenses.

	Year Ended June 30,
(In thousands)	2020	2019
Revenues	$1,066,547	$1,066,304
Income (loss) from operations	6,574	23,148
Net income (loss)	(1,519)	13,729

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at K12, and to simultaneously achieve a reasonable return on investment. As of June 30, 2020, the Company has contributed an aggregate $4.2 million to these funds: $1.7 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $2.5 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the consolidated balance sheet.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

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

15. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. During the years ended June 30, 2020, 2019 and 2018, contributions made by the Company to Future of School were $1.2 million, $1.4 million, and $0.3 million, respectively. In fiscal year 2019, the Company accrued $2.5 million for contributions to be made in subsequent years. The amounts shown for fiscal year 2020 reduced that obligation and as of June 30, 2020, $1.3 million remains outstanding.

16. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 25% of the first 4% of each participant’s compensation. The Company expensed $1.8 million, $1.6 million and $1.4 million during the years ended June 30, 2020, 2019 and 2018, respectively, under the 401(k) Plan.

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

17. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2020	2019	2018

Cash paid for interest	$1,287	$1,108	$778
Cash paid for taxes	3,384	4,453	12,210

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842 (1)	$117,328	$—	$—
Right-of-use assets obtained in exchange for new finance lease liabilities (2)	17,160	19,664	17,414

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$229	$167	$1,083
Stock-based compensation expense capitalized on curriculum development	184	170	969

Business combinations:
Acquired assets	$130,868	$—	$209
Intangible assets	68,483	—	695
Goodwill	84,741	—	2,983
Assumed liabilities	(103,490)	—	(734)
Deferred revenue	(3,374)	—	(361)

(1) Includes right-of-use assets obtained as a result of the acquisition of Galvanize.
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

	Fiscal Year 2020
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2020	2020	2019	2019

	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$268,931	$257,154	$257,559	$257,121
Instructional costs and services	177,436	178,968	167,470	169,358
Gross margin	91,495	78,186	90,089	87,763
Selling, general, and administrative expenses	84,454	63,687	59,784	107,151
Income (loss) from operations	7,041	14,499	30,305	(19,388)
Interest income (expense), net	(577)	(76)	441	910
Other income (expense), net	1,008	(1,093)	365	(8)
Income (loss) before income taxes and loss from equity method investments	7,472	13,330	31,111	(18,486)
Income tax (expense) benefit	(2,548)	(4,419)	(10,392)	8,818
Loss from equity method investments	(36)	(157)	(125)	(62)
Net income (loss) attributable to common stockholders	$4,888	$8,754	$20,594	$(9,730)
Net income (loss) attributable to common stockholders per share:
Basic	$0.12	$0.22	$0.52	$(0.25)
Diluted	$0.12	$0.22	$0.52	$(0.25)
Weighted average shares used in computing per share amounts:
Basic	39,637,347	39,539,791	39,450,017	39,288,557
Diluted	41,166,794	39,938,898	39,973,933	39,288,557

K12 Inc.

Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2019
	Jun 30,	Mar 31,	Dec 31,	Sep 30,
	2019	2019	2018	2018

	(In thousands)
Consolidated Quarterly Statements of Operations
Revenues	$256,314	$253,252	$254,872	$251,314
Instructional costs and services	175,863	168,260	160,329	158,985
Gross margin	80,451	84,992	94,543	92,329
Selling, general, and administrative expenses	77,770	61,725	61,253	106,081
Income (loss) from operations	2,681	23,267	33,290	(13,752)
Interest income, net	1,214	754	477	316
Other income (expense), net	154	556	(789)	193
Income (loss) before income taxes and loss from equity method investments	4,049	24,577	32,978	(13,243)
Income tax (expense) benefit	(662)	(5,842)	(9,074)	5,058
Loss from equity method investments	(70)	(273)	(192)	(97)
Net income (loss) attributable to common stockholders	$3,317	$18,462	$23,712	$(8,282)
Net income attributable to common stockholders per share:
Basic	$0.08	$0.47	$0.61	$(0.22)
Diluted	$0.08	$0.44	$0.59	$(0.22)
Weighted average shares used in computing per share amounts:
Basic	39,135,413	39,008,990	38,816,669	38,434,049
Diluted	41,667,000	41,753,323	40,325,260	38,434,049

SCHEDULE II

K12 INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2020, 2019 and 2018

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions
	Beginning	Cost and	from	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2020	$11,765,869	2,882,067	7,840,262	$6,807,674
June 30, 2019	$12,384,279	6,325,188	6,943,598	$11,765,869
June 30, 2018	$14,791,171	4,088,592	6,495,484	$12,384,279

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2020	$4,131,386	877,357	191,443	$4,817,300
June 30, 2019	$3,491,655	1,359,595	719,864	$4,131,386
June 30, 2018	$2,310,309	1,314,225	132,879	$3,491,655

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2020	$788,230	835,488	812,036	$811,682
June 30, 2019	$899,654	383,770	495,194	$788,230
June 30, 2018	$819,042	550,142	469,530	$899,654
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2020, 2019 and 2018, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2020	$4,548,900	441,868	—	$4,990,768
June 30, 2019	$4,458,517	90,383	—	$4,548,900
June 30, 2018	$7,152,860	22,388	2,716,731	$4,458,517

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

We acquired Galvanize on January 27, 2020, which represented approximately 1% of our revenues during the fiscal year ended June 30, 2020. Excluding goodwill, intangible assets and operating lease right-of-use assets recorded from the transaction, Galvanize represented approximately 2% of our total assets as of June 30, 2020. As the Galvanize acquisition was completed during the third quarter of fiscal year 2020, the scope of management’s assessment of the effectiveness of its internal control over financial reporting does not include the Galvanize business. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting may be omitted from the scope of management’s assessment of its internal control over financial reporting for one year following the date of acquisition.

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2020, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

In addition, management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, under supervision of the Chief Executive Officer and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are in the process of incorporating Galvanize’s operations into our internal control over financial reporting and intend to complete this within one year of the acquisition date.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

K12 Inc.

Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited K12 Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and financial statement schedule listed in the accompanying index and our report dated August 12, 2020 expressed an unqualified opinion thereon.

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

As indicated in the accompanying ”Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Galvanize, which was acquired on January 27, 2020, and which is included in the consolidated balance sheets of the Company as of June 30, 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. As of June 30, 2020, Galvanize constituted 2% of total assets and 2% of net assets, excluding the goodwill, intangible assets and operating right-of-use assets and related lease liabilities recorded for Galvanize. For the year ended June 30, 2020, Galvanize recorded a net loss of $18.1 million and constituted 1% of consolidated revenues. Management did not assess the effectiveness of internal control over financial reporting of Galvanize because of the timing of the acquisition which was completed on January 27, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Galvanize.

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

/s/ BDO USA, LLP

Potomac, Maryland

August 12, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the 2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2020 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Corporate Governance and Board Matters” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2020 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation for Fiscal 2020.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2020, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2020

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	1,021,517	(1)	$19.73	1,260,352	(2)
(1)Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

Issuer Purchases of Equity Securities

On May 16, 2018, the Company entered into a stock repurchase agreement pursuant to which the Company repurchased 1,832,145 shares of its common stock in a single transaction at a purchase price of $15.00 per share, representing aggregate consideration of $27.5 million.

ITEM 13.  CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2020 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2020 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

(a)(2)  Financial Statement Schedules.

Except for Schedule II, which was presented separately, all financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

(c)       Exhibits.

The following exhibits are incorporated by reference or filed herewith.

See Exhibit Index

ITEM 16.  10-K SUMMARY

None.

Exhibit Index

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated January 21, 2020, by and among K12 Management Inc. and KAcquisitionCo Inc., on the one hand, and Galvanize Inc. and Fortis Advisors LLC, as Securityholders’ Representative (solely with respect to Article XIII), on the other hand (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2020, File No. 001-33883).

3.1

Fourth Amended and Restated Certificate of Incorporation of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed with the SEC on January 27, 2017, File No. 001-33883).

3.2	Second Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 9, 2016, File No. 001-33883).
4.1

Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-1, filed with the SEC on November 8, 2007, File No. 333-144894).

4.2*

Form of Stock Option Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

4.3*

Form of Restricted Stock Award Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

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

4.6*

Form of Indemnification Agreement for Non-Management Directors and for Officers of K12 Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 14, 2008, File No. 001-33883).

4.7	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2008, File No. 001-33883).
4.8

Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on July 27, 2007, File No. 333-144894).

4.9

Description of Common Stock (incorporated by reference to Exhibit 4.9 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on August 7, 2019, File No. 001-33883).

10.1*

Amendment to Amended and Restated Stock Option Agreement, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, filed with the SEC on February 9, 2011, File No. 001-33883).

10.2*

Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 27, 2016. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed with the SEC on January 28, 2016, File No. 001-33883).

10.3*

Form of Performance Share Unit Agreement under the 2016 Incentive Award Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

10.4*

Form of Performance Share Unit Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 27, 2015, File No. 001-33883).

10.5*

Employment Agreement of James J. Rhyu, dated May 1, 2013 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on August 29, 2013, File No. 001-33883).

10.6*

Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2020, File No. 001-33883).

10.7

Deed of Lease by and between ACP/2300 Corporate Park Drive, LLC and K12 Inc., dated December 7, 2005 (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on September 26, 2007, File No. 333-144894).

Exhibit No.	Description of Exhibit
10.8

First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.9

Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.10*

Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.11*

Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.12*

First Amendment to the Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated April 20, 2018. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on April 25, 2018, File No. 001-33883).

10.13*

Second Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2019, File No. 001-33883).

10.14

Credit Agreement, dated January 27, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020, File No. 001-33883).

10.15*

Employment Agreement of Timothy J. Medina, dated April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2020, File No. 001-33883).

10.16*

Third Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated June 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2020, File No. 001-33883).

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
99.1†

Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (contained in Exhibit 101)
*	Denotes management compensation plan or arrangement.
†	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2020	K12 INC.

	By:	/s/ NATHANIEL A. DAVIS
Name: Nathaniel A. Davis
Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Nathaniel A. Davis, Timothy J. Medina and Vincent W. Mathis, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NATHANIEL A. DAVIS	Chairman and Chief Executive Officer (Principal Executive Officer)	August 12, 2020
Nathaniel A. Davis

/s/ TIMOTHY J. MEDINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 12, 2020
Timothy J. Medina

/s/ AIDA M. ALVAREZ	Director	August 12, 2020
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 12, 2020
Craig R. Barrett

/s/ GUILLERMO BRON	Director	August 12, 2020
Guillermo Bron

/s/ ROBERT L. COHEN	Director	August 12, 2020
Robert L. Cohen

/s/ JOHN M. ENGLER	Director	August 12, 2020
John M. Engler

/s/ STEVEN B. FINK	Director	August 12, 2020
Steven B. Fink

/s/ VICTORIA D. HARKER	Director	August 12, 2020
Victoria D. Harker

/s/ ROBERT E. KNOWLING, JR.	Director	August 12, 2020
Robert E. Knowling, Jr.

/s/ LIZA McFADDEN	Director	August 12, 2020
Liza McFadden