Form 10-Q
period 2020-09-30
K12 INC
filed 2020-10-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 16, 2020, the Registrant had 41,536,151 shares of common stock, $0.0001 par value per share outstanding.

K12 Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$308,784	$212,299
Accounts receivable, net of allowance of $18,483 and $6,808	419,615	236,134
Inventories, net	24,009	28,300
Prepaid expenses	33,338	13,058
Other current assets	19,745	11,480
Total current assets	805,491	501,271
Operating lease right-of-use assets, net	107,747	111,768
Property and equipment, net	70,147	38,668
Capitalized software, net	49,263	48,493
Capitalized curriculum development costs, net	48,931	48,849
Intangible assets, net	75,360	77,451
Goodwill	174,523	174,939
Deposits and other assets	73,014	71,824
Total assets	$1,404,476	$1,073,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$91,957	$40,428
Accrued liabilities	25,782	27,351
Accrued compensation and benefits	27,598	47,227
Deferred revenue	55,373	24,417
Credit facility	—	100,000
Current portion of finance lease liability	14,629	13,304
Current portion of operating lease liability	20,655	20,689
Total current liabilities	235,994	273,416
Long-term finance lease liability	18,156	4,634
Long-term operating lease liability	91,624	96,544
Long-term debt	287,811	—
Deferred tax liability	35,872	13,771
Other long-term liabilities	15,998	9,569
Total liabilities	685,455	397,934
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,872,975 and 46,341,627 shares issued; and 41,538,232 and 41,006,884 shares outstanding	4	4
Additional paid-in capital	768,232	730,761
Accumulated other comprehensive income (loss)	(99)	93
Retained earnings	53,366	46,953
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	719,021	675,329
Total liabilities and stockholders' equity	$1,404,476	$1,073,263

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2020	2019

	(In thousands except share and per share data)
Revenues	$370,960	$257,121
Instructional costs and services	241,069	169,358
Gross margin	129,891	87,763
Selling, general, and administrative expenses	117,827	107,151
Income (loss) from operations	12,064	(19,388)
Interest income (expense), net	(2,107)	910
Other income (expense), net	429	(8)
Income (loss) before income taxes and loss from equity method investments	10,386	(18,486)
Income tax benefit	2,376	8,818
Loss from equity method investments	(96)	(62)
Net income (loss) attributable to common stockholders	$12,666	$(9,730)
Net income (loss) attributable to common stockholders per share:
Basic	$0.32	$(0.25)
Diluted	$0.30	$(0.25)
Weighted average shares used in computing per share amounts:
Basic	39,985,417	39,288,557
Diluted	42,189,673	39,288,557

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,
	2020	2019

	(In thousands)
Net income (loss)	$12,666	$(9,730)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(192)	139

Comprehensive income (loss) attributable to common stockholders	$12,474	$(9,591)

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021

	K12 Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2020	2019

	(In thousands)
Cash flows from operating activities
Net income (loss)	$12,666	$(9,730)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	18,277	17,146
Stock-based compensation expense	8,893	5,522
Deferred income taxes	8,065	3,776
Provision for (recovery of) doubtful accounts	4,875	(280)
Amortization of discount and fees on debt	1,219	—
Other	10,792	4,141
Changes in assets and liabilities:
Accounts receivable	(196,953)	(75,765)
Inventories, prepaid expenses, deposits and other current and long-term assets	(23,975)	(8,942)
Accounts payable	30,893	(2,396)
Accrued liabilities	(1,883)	(266)
Accrued compensation and benefits	(19,629)	(23,038)
Operating lease liability	(5,165)	(2,073)
Deferred revenue and other liabilities	37,392	5,091
Net cash used in operating activities	(114,533)	(86,814)
Cash flows from investing activities
Purchase of property and equipment	(1,106)	(1,246)
Capitalized software development costs	(7,204)	(7,196)
Capitalized curriculum development costs	(4,488)	(8,528)
Sale of long-lived assets	223	—
Other acquisitions and investments, net of distributions	(3,113)	(1,277)
Net cash used in investing activities	(15,688)	(18,247)
Cash flows from financing activities
Repayments on finance lease obligations	(5,669)	(7,460)
Repayments on credit facility	(100,000)	—
Issuance of convertible senior notes	409,390	—
Purchases of capped calls in connection with convertible senior notes	(60,354)	—
Proceeds from exercise of stock options	32	42
Withholding of stock options for tax withholding	(10,885)	—
Repurchase of restricted stock for income tax withholding	(5,808)	(4,698)
Net cash provided by (used in) financing activities	226,706	(12,116)
Net change in cash, cash equivalents and restricted cash	96,485	(117,177)
Cash, cash equivalents and restricted cash, beginning of period	213,299	284,621
Cash, cash equivalents and restricted cash, end of period	$309,784	$167,444

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$308,784	$165,944
Other current assets (restricted cash)	500	500
Deposits and other assets (restricted cash)	500	1,000
Total cash, cash equivalents and restricted cash	$309,784	$167,444

See accompanying notes to unaudited condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

K12 Inc., together with its subsidiaries (“K12” or the “Company”) is an education services company providing online and blended learning. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students on a scalable basis. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners reach their educational goals through inspired teaching and personalized learning.  The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers, including through private schools which it operates. These products and services are provided through two lines of revenue:

●	General Education products and services are predominantly focused on kindergarten through twelfth grade students for core subjects including math, English, science and history, to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and serve a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning among other reasons. Products and services are sold a-la carte or combined into customized customer offerings.

●	Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. K12 currently offers a catalog of over 160 Career Learning courses in 23 Career Pathways™ in five of the sixteen National Career Clusters™. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a-la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”) subsidiary. These programs include skills training in data science and software engineering, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

During the first quarter of fiscal year 2021, the Company revised its lines of revenue. Previously, the lines of revenue were (i) Managed Public School Programs, (ii) Institutional, and (iii) Private Pay Schools and Other. The Company believes that the change in the lines of revenue will facilitate a better understanding of the markets in which the Company competes.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2020 and 2019, the condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

ending June 30, 2021, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2020, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2020.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”), related to the methodology for recognizing credit losses. The new standard revises the accounting requirements related to the measurement of credit losses. Assets must be presented in the financial statements as the net amount expected to be collected. The allowance is based upon historical losses, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The Company adopted this standard using the modified retrospective approach. The adoption of ASC 326 resulted in the recognition of an additional allowance for credit losses of $8.5 million, as well as decreases of $6.2 million and $2.3 million to retained earnings and deferred tax liabilities, respectively, as of July 1, 2020.

On July 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this standard prospectively without a material impact to its condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR that is tentatively planned for the end of calendar year 2022. The ASU permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement. This ASU will be effective for the Company as of March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) which, among other things, simplifies the accounting for  convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

Revenue Recognition

Revenues related to the products and services that the Company provides to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, business, and health services, for students in middle school through high school and adult learners.

The majority of the Company’s contracts are with the following types of customers:

●	an online or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise who contracts with the Company to provide job training.

Funding-based Contracts

The Company provides an integrated package of systems, services, products, and professional expertise that is administered together to support an online or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with the Company’s fiscal year. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under contracts with online and blended public schools and include the following components, where required:

●	providing each of a school’s students with access to the Company’s online school and lessons;
●	offline learning kits, which include books and materials to supplement the online lessons;

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	the use of a personal computer and associated reclamation services;
●	internet access and technology support services;
●	instruction by a state-certified teacher; and
●	management and technology services necessary to support an online or blended school. In certain contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2020 and 2019.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the online or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2020 and 2019, the Company’s revenues included a reduction for net school operating losses at the schools of $19.9 million and $16.3 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2020 and 2019 were $109.8 million and $85.5 million, respectively.

Subscription-based Contracts

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition, the Company contracts with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts are considered to be one performance obligation. The Company recognizes these revenues pro rata over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

The Company provides job training over a specified contract period to enterprises. Each of these contracts are considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2020 and 2019, approximately 89% and 87%, respectively, of the Company’s General Education revenues; and 98% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)

General Education	$313,848	$233,566
Career Learning
Middle - High School	48,771	23,555
Adult	8,341	—
Total Career Learning	57,112	23,555
Total Revenues	$370,960	$257,121

Concentration of Customers

During the three months ended September 30, 2020 and 2019, the Company had zero and one contract, respectively, that represented greater than 10% of total revenues.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,
	2020	2020

	(In thousands)

Accounts receivable	$419,615	$236,134
Unbilled receivables (included in accounts receivable)	35,284	15,688
Deferred revenue	55,373	24,417
Deferred revenue, long-term (included in other long-term liabilities)	2,197	2,236

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2020 and 2019 that was included in the previous July 1st deferred revenue balance was $14.8 million and $11.2 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded revenues of ($0.1) million and $0.4 million, respectively, related to performance obligations satisfied in prior periods.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For the majority of its contracts, the Company’s performance obligations are satisfied over time, as the Company delivers, and the customer receives the services, over the service period of the contract. The Company’s payment terms are generally net 30 or net 45, but can vary depending on the customer or when the school receives its funding from the state.

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2020 was $2.2 million.

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

The Company has determined that the time elapsed method is the most appropriate measure of progress towards the satisfaction of the performance obligation. Generally, the Company delivers the integrated products and services package over the course of the Company’s fiscal year. This package includes enrollment, marketing, teacher training, etc. in addition to the core curriculum and instruction. All of these activities are necessary and contribute to the overall education of its students, which occurs evenly throughout the year. Accordingly, the Company recognizes revenue on a straight-line basis.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

cumulative catch-up adjustment is recorded to revenue as necessary to reflect the total revenues earned to date to be proportional to the total revenues to be earned in the fiscal year. The Company builds in known constraints (i.e. enrollment, funding, net operating losses, etc.) into the estimate of the variable consideration to record the most probable amount.

Sales Taxes

Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued liabilities in the condensed consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, the wholly-owned and affiliated companies that the Company owns, directly or indirectly, and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company maintains an allowance under ASC 326 based on historical losses, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic condition.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to online and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2020 and June 30, 2020, $6.1 million and $5.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.0 million and $4.8 million at September 30, 2020 and June 30, 2020, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, related to unreturned student computers. Depreciation expense, including accelerated depreciation, of $5.5 million and $4.0 million, related to computers provided to students is reflected in instructional costs and services during the three months ended September 30, 2020 and 2019, respectively.

Depreciation expense of $1.0 million and $1.1 million, related to property and equipment is reflected in selling, general, and administrative expenses during the three months ended September 30, 2020 and 2019, respectively.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $4.4 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $7.2 million and $7.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization expense of $4.7 million and $5.4 million related to capitalized software reflected in instructional costs and services and $1.1 million and $1.5 million reflected in selling, general, and administrative expenses during the three months ended September 30, 2020 and 2019, respectively.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

The Company capitalizes curriculum development costs incurred during the application development stage, as well as the design and deployment phases of the project. As a result, a significant portion of the Company’s courseware development costs qualify for capitalization due to the concentration of its development efforts on the content of the courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years.

Total capitalized curriculum development additions were $4.5 million and $8.5 million for the three months ended September 30, 2020 and 2019, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2020 and 2019 was $4.0 million and $4.4 million, respectively, and is recorded in instructional costs and services.

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

Discount Rate

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

For its adoption of ASC Topic 842, Leases (“ASC 842”), the Company utilized its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate was collateralized and its term reflected a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%.  Upon the execution of its senior secured revolving credit facility (see Note 7, “Credit Facility”), the Company has reassessed its incremental borrowing rate as 2.55%. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

Policy Elections

Short-term Leases

The Company has elected as an on-going accounting policy election not to apply ASC 842 to short-term facility leases of 12 months or less. By making this election, the Company will not record a right-of-use asset or lease liability at the commencement of the lease, and will continue to expense its lease payments on a straight-line basis over the lease term.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rate. The net deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2020 and 2019 was $2.1 million and $0.7 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $6.0 million, $7.9 million, $7.7 million, $6.7 million, and $5.5 million in the fiscal years ending June 30, 2021 through June 30, 2025, respectively and $41.4 million thereafter. At September 30, 2020 and June 30, 2020, the goodwill balance was $174.5 million and $174.9 million, respectively.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

The process for testing goodwill and intangible assets with indefinite lives for impairment is a two-step process that is performed annually, as well as when an event triggering impairment may have occurred. Companies are also allowed to  qualitatively assess goodwill impairment through a screening process which would permit companies to forgo Step 1 of their annual goodwill impairment process. This qualitative screening process will hereinafter be referred to as “Step 0”. The Company performs its annual assessment on May 31st based on the Company’s one reporting unit. During the year ended June 30, 2020, the Company performed “Step 0” of the impairment test and determined that there were no facts and circumstances that indicated that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

The Company performed a qualitative assessment of Coronavirus disease (“COVID-19”) as a triggering event related to the value of its goodwill and intangible assets and concluded that there were no indicators of impairment during the three months ended September 30, 2020.

The following table represents the balance of the Company’s intangible assets as of September 30, 2020 and June 30, 2020:

	September 30, 2020			June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$77.9	$(13.2)	$64.7	$77.9	$(12.0)	$65.9
Customer and distributor relationships	25.3	(17.8)	7.5	25.3	(17.2)	8.1
Developed technology	6.6	(3.8)	2.8	6.6	(3.5)	3.1
Other	1.4	(1.0)	0.4	1.4	(1.0)	0.4
Total	$111.2	$(35.8)	$75.4	$111.2	$(33.7)	$77.5

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of COVID-19 as a triggering event related to the value of its long-lived assets and concluded that there were no indicators of impairment during the three months ended September 30, 2020.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. Measurements are described in a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The three levels of inputs used to measure fair value are:

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. As of September 30, 2020, the estimated fair value of our long-term debt was $352.0 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt is recorded at face value less the unamortized discount and debt issuance costs on our condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.”

The following table summarizes certain fair value information at September 30, 2020 for assets or liabilities measured at fair value on a recurring basis:

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Gains/(Losses)	September 30, 2020

	(In thousands)
Convertible note received in acquisition	$5,006	—	—	5,006

	Three Months Ended September 30, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains/(Losses)	September 30, 2019

	(In thousands)
Convertible note received in acquisition	$5,006	—	—	5,006

Net Income (Loss) Per Common Share

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,
	2020	2019

	(In thousands except share and per share data)
Basic net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$12,666	$(9,730)
Weighted average common shares — basic	39,985,417	39,288,557
Basic net income (loss) per share	$0.32	$(0.25)

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$12,666	$(9,730)
Share computation:
Weighted average common shares — basic	39,985,417	39,288,557
Effect of dilutive stock options and restricted stock awards	2,204,256	—
Weighted average common shares — diluted	42,189,673	39,288,557
Diluted net income (loss) per share	$0.30	$(0.25)

For the three months ended September 30, 2020 and 2019, 188,583 and 122,400 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive. As of September 30, 2020, the Company had 46,872,975 shares issued and 41,538,232 shares outstanding.

Reclassifications

As discussed in Note 1, “Description of the Business”, the Company has revised its lines of revenue. There was no impact on the presentation of the Company’s condensed consolidated statements of operations.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2020 and 2019, the Company’s effective income tax rate was (23.1%) and 47.5%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2020  and June 30, 2020, the finance lease liability was $32.8 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%. As of September 30, 2020 and June 30, 2020, the balance of the associated right-of-use assets was $30.7 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into an additional agreement in September 2020 to provide financing of $45.0 million for its leases through March 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 3.12%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary, as of September 30, 2020 and June 30, 2020, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2020	June 30, 2020

	(in thousands)

2021	$12,454	$13,587
2022	9,724	2,653
2023	9,111	2,040
2024	2,424	—
Total minimum payments	33,713	18,280
Less: imputed interest	(928)	(342)
Finance lease liability	32,785	17,938
Less: current portion of finance lease liability	(14,629)	(13,304)
Long-term finance lease liability	$18,156	$4,634

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  September 30, 2020 and June 30, 2020, the operating lease liability was $112.3 million and $117.2 million, respectively. As of September 30, 2020 and June 30, 2020, the balance of the associated right-of-use assets was $107.7 million and $111.8 million, respectively. The impact of Galvanize’s adoption of ASC 842 was part of the purchase price accounting which is discussed in more detail in Note 11, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86% or 2.55%.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of September 30, 2020 and June 30, 2020, respectively of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2020	June 30, 2020

	(in thousands)

2021	$17,692	$23,626
2022	22,388	22,326
2023	15,907	15,841
2024	14,836	14,769
2025	13,949	13,949
Thereafter	38,544	38,544
Total minimum payments	123,316	129,055
Less: imputed interest	(11,037)	(11,822)
Operating lease liability	112,279	117,233
Less: current portion of operating lease liability	(20,655)	(20,689)
Long-term operating lease liability	$91,624	$96,544

The Company is subleasing one of its facilities through June 2021, two others through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of September 30, 2020 and June 30, 2020, respectively, of the expected sublease income:

	September 30, 2020	June 30, 2020

	(in thousands)

2021	$1,470	$1,960
2022	1,496	1,496
2023	797	797
2024	66	66
Total sublease income	$3,829	$4,319

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three months ended September 30, 2020:

	Three Months Ended September 30,
	2020		2019
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$4,837		$3,945
Interest on lease liabilities	118		203
Operating lease cost	5,533		1,607
Short-term lease cost	285		389
Sublease income	(229)		(188)
Total lease cost	$10,544		$5,956

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,165)		$(2,073)
Financing cash flows from finance leases	(5,669)		(7,460)
Right-of-use assets obtained in exchange for new finance lease liabilities	16,754		6,446
Right-of-use assets obtained in exchange for new operating lease liabilities	212		4,847
Weighted-average remaining lease term - finance leases	2.34	yrs.	1.10	yrs.
Weighted-average remaining lease term - operating leases	6.99	yrs.	3.21	yrs.
Weighted-average discount rate - finance leases	2.41%		3.54%
Weighted-average discount rate - operating leases	2.75%		3.86%

6.   Debt

The following is a summary, as of September 30, 2020 and June 30, 2020, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2020	June 30, 2020

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$—
Less: unamortized discount	(124,231)	—
Less: unamortized debt issuance costs	(7,958)	—
Total debt	287,811	—
Less: current portion of debt	—	—
Long-term debt	$287,811	$—

Convertible Senior Notes due 2027

In August and September 2020, the Company issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.5 million after deducting the underwriting fees and other expenses paid by the Company.

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $0.4 million for the three months ended September 30, 2020.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company separated the Notes into liability and equity components. The initial carrying amount of the liability component was $294.6 million and was calculated using a discount rate of 6.5%. The discount rate was based on the terms of a similar debt instrument as the Notes without the associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Notes, or $125.4 million. The amount recorded in equity is not subject to remeasurement or amortization.

The $125.4 million also represents the initial discount recorded on the Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Notes. The Company incurred debt issuance costs of $11.5 million. These costs were allocated pro rata to liabilities and equity based upon the initial carrying values attributable to each. The portion of the debt issuance costs allocated to equity is not subject to amortization; while the portion allocated to liabilities is amortized over the contractual term of the Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $1.1 million and $0.1 million, respectively, during the three months ended September 30, 2020. Within the next twelve months, the Company will record interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $14.9 million and $1.2 million, respectively. The effective interest rate of the Notes for the three months ended September 30, 2020 was 6.5%.

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. The Company will settle conversions by paying or delivering cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, with an intent to net settle by settling the outstanding principal in cash and conversion spread in shares of its common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock (lower strike price). The Notes will be redeemable at the Company’s option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

In connection with the Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are expected to cover the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. The upper strike price of the Capped Call Transactions is $86.174 per share. The cost of the Capped Call Transactions was $60.4 million and was recorded within additional paid-in capital.

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. As of September 30, 2020, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of September 30, 2020, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

8.   Equity Incentive Plan

On December 15, 2016 (the “Effective Date”), the Company’s stockholders approved the 2016 Incentive Award Plan (the “Plan”). The Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the Plan may include

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of September 30, 2020, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 644,923. As of September 30, 2020, there were 4,588,952 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

Stock option activity including stand-alone agreements during the three months ended September 30, 2020 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(948,867)	19.94
Forfeited or canceled	—	—
Outstanding and exercisable, September 30, 2020	72,650	$17.03	1.91	$682,073

The total intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was $24.2 million and $0.0 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized zero and $0.1 million, respectively, of stock-based compensation expense related to stock options.

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

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted stock award activity during the three months ended September 30, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	383,223	44.37
Vested	(341,050)	20.49
Canceled	(9,328)	23.13
Nonvested, September 30, 2020	1,651,449	$29.19

Performance-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2020, 96,053 new performance-based restricted stock awards were granted and 544,247 remain nonvested at September 30, 2020. During the three months ended September 30, 2020, 110,594 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During the three months ended September 30, 2020, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved and certified by the Compensation Committee at target for fiscal year 2021.

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

During fiscal year 2020, the Company granted 141,524 performance-based restricted stock awards to the Company’s NEOs with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2020. In August 2020, the Compensation Committee certified achievement at 109% of target, which resulted in an additional 13,343 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

Service-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2020, 287,170 new service-based restricted stock awards were granted and 1,107,202 remain nonvested at September 30, 2020. During the three months ended September 30, 2020, 230,456 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2020, there was $37.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years. The fair value

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

of restricted stock awards granted for the three months ended September 30, 2020 and 2019 was $17.0 million and $25.8 million, respectively. The total fair value of shares vested for the three months ended September 30, 2020 and 2019 was $14.6 million and $11.9 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized $5.5 million and $3.9 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units (“PSU”)

During the three months ended September 30, 2020, the Company granted PSUs which vest upon achievement of Career Learning revenue targets and continuation of employee service over a defined period. The level of performance will determine the number of PSUs earned as measured against target and outperform achievement levels of the award. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity award.

During fiscal year 2020, the Company granted PSUs which vest upon achievement of performance criteria associated with a Board-approved Transaction Related Incentive Plan (“TRIP”) and continuation of employee service over a defined period related to employees of Galvanize. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels of the TRIP. The TRIP is a grant of a fixed monetary amount, in which the number of shares to be granted, will be calculated at the end of the performance period based on the value of the Company’s stock. At that time, the Company will issue shares of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as a liability award.

During fiscal year 2019, the Company granted PSUs which vest upon achievement of performance criteria associated with a Board-approved Long Term Incentive Plan (“LTIP”) and continuation of employee service over a defined period. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels of the LTIP. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity award.

In addition to the performance conditions of the PSUs, there is a service vesting condition which is dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a change in control and qualifying termination, as defined by the PSU agreement.  For equity performance awards, including the PSUs, subject to graduated vesting schedules for which vesting is based on achievement of a performance metric in addition to grantee service, stock-based compensation expense is recognized on an accelerated basis by treating each vesting tranche as if it was a separate grant.

Fiscal Year 2021 Career Learning PSUs

During the three months ended September 30, 2020, the Company granted 366,250 PSUs at target related to Career Learning revenues for fiscal years 2021 – 2023:

●	77,690 PSUs relate to fiscal year 2021 revenues and if achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years;
●	122,080 PSUs relate to fiscal year 2022 revenues and if achieved, two-thirds of the award will vest immediately, and the remaining one-third will vest the following year; and
●	166,480 PSUs relate to fiscal year 2023 revenues and if achieved, the award will vest immediately.

In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with all tranches were not probable and therefore no expense was recorded during the three months ended September 30, 2020.

Fiscal Year 2020 TRIP

During fiscal year 2020, the Company granted a target level of $12.3 million under the TRIP that was driven by certain revenue and EBITDA targets related to the performance of Galvanize. Seventy percent of the earned award is based on

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche 2”), both of which are expected to vest in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the likelihood of achievement of the performance conditions associated with all tranches are not able to be determined at this time.

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP that was driven by certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche 2”), both of which will vest on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest on August 15, 2022. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. During the three months ended September 30, 2020, the Company determined the achievement of the performance condition for Tranche #2 and Tranche #3, was probable at the threshold and target level, respectively, while Tranche #1 remained not probable. Therefore, the Company began to record expense on Tranche #2 and Tranche #3 during the three months ended September 30, 2020.

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted average grant-date fair value of $8.18 per share, based on the highest level of performance. During fiscal year 2020, the Company granted an additional 66,934 PSUs at a weighted average grant-date fair value of $12.56 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and are amortized on a straight-line basis over the vesting period.

Summary of All Performance Share Units

As of September 30, 2020, there was $7.0 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 1.2 years. During the three months ended September 30, 2020 and 2019, the Company recognized $3.4 million and $1.6 million, respectively, of stock-based compensation expense related to PSUs.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding the fiscal year 2020 TRIP) during the three months ended September 30, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	366,250	45.05
Vested	—	—
Canceled	(8,352)	29.93
Nonvested, September 30, 2020	2,822,751	$15.17

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company.

Deferred stock unit activity during the three months ended September 30, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	42,102	$22.42
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2020	42,102	$22.42

Summary of All Deferred Stock Units

As of September 30, 2020, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.3 years. During the three months ended September 30, 2020 and 2019, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended September 30, 2020 and 2019, contributions made by the Company to Future of School were $0.7 million and $0.4 million, respectively. In fiscal year 2019, the Company accrued $2.5 million for contributions to be made in subsequent years. The amounts shown the for three months ended September 30, 2020 and 2019 reduced that obligation and as of September 30, 2020, $0.7 million remains outstanding.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company provided guarantees of approximately $0.9 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 on K12’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, the Company is currently experiencing increased demand for its products and services. The Company continues to conduct business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its financial results for the remaining portion of fiscal year 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral is effective from the enactment date through December 31, 2020. The deferred amount will be paid in two installments, 50% of the deferred amount by December 31,

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2021 and the remainder by December 31, 2022. The deferred payroll taxes are recorded within other long-term liabilities on the condensed consolidated balance sheets.

11.   Acquisitions and Investments

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of January 27, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$9,232
Current assets, excluding cash	8,888
Property and equipment, net	11,270
Operating lease right-of-use assets, net	100,232
Intangible assets, net	68,483
Goodwill	84,325
Other assets	1,802
Current liabilities	(4,370)
Deferred revenue	(3,374)
Deferred tax asset (liability)	2,272
Current operating lease liability	(11,620)
Long-term operating lease liability	(89,782)
Other long-term liabilities	(130)
Total consideration	$177,228

The final purchase price allocation will be completed within one year of the acquisition date (“measurement period”). If information becomes available which would indicate material adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The Company made several adjustments to its fiscal year 2020 allocation of the preliminary purchase price during the first quarter of fiscal year 2021.

●	The value of the operating lease right-of-use assets, net increased from $99.7 million to $100.2 million. Lease expense during the first quarter of fiscal year 2021 was not significantly impacted by the updated balance as of the acquisition date.
●	The deferred tax asset decreased from $2.4 million to $2.3 million, a result of the change to value of the operating lease right-of-use assets.
●	Goodwill decreased from $84.7 million to $84.3 million as a result of the transactions above.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Section 382 of the Internal Revenue Code could limit the Company’s ability to utilize Galvanize’s net operating losses and the Company believes the analysis of Section 382 has been substantially completed. The Section 382 analysis is still under review and the Company expects to complete this analysis within the measurement period.

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
	$68,483

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is not deductible for tax purposes.

Included in the Company’s condensed consolidated results of operations for three months ended September 30, 2020 are revenues of $8.3 million and loss from operations of $9.7 million, related to Galvanize. The following unaudited pro forma combined results of operations give effect to the acquisition of Galvanize, as if it had occurred on July 1, 2018. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Three Months Ended
(In thousands)	September 30, 2019
Revenues	$268,705
Loss from operations	(21,069)
Net loss	(11,534)

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at K12, and to simultaneously achieve a reasonable return on investment. As of September 30, 2020, the Company has contributed an aggregate $4.8 million to these funds: $1.6 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $3.2 million an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheet.

K12 INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the condensed consolidated balance sheets.

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2020	2019

	(In thousands)
Cash paid for interest	$1,011	$203
Cash paid for taxes	$8,292	$2,168

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842	$556	$17,652
Right-of-use assets obtained in exchange for new finance lease liabilities	$16,754	$6,446

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$67	$27
Stock-based compensation expense capitalized on curriculum development	$49	$45

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to K12 Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2020.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

Executive Summary

We are an education services company providing online and blended learning. Our technology-based products and services enable our clients to attract, enroll, educate, track progress, and support students on a scalable basis. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners reach their educational goals through inspired teaching and personalized learning.

Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we offer solutions to employers, government agencies and consumers, including through private schools which we operate.

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive “School-as-a-service” offering which supports our clients in operating full-time online or blended schools.  More than two million students have attended schools powered by K12 curriculum and services since the company’s inception. In our most recent academic year ended June 30, 2020, we graduated 8,559 high school students.

Our solutions address two growing markets (1) General Education, and (2) Career Learning.

General Education	Career Learning
● Online and blended public school solutions	● Online and blended career learning programs
● K12 private schools	● Galvanize
● General Education software and service sales	● Career Learning software and service sales

General Education products and services are predominantly focused on kindergarten through twelfth grade students for core subjects including math, English, science and history, to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and serve a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning among other reasons. Products and services are sold a-la carte or combined into customized customer offerings.

Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history.  K12 currently offers a catalog of over 160 Career Learning courses in 23 Career Pathways™ in five of the sixteen National Career Clusters™. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a-la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”) subsidiary. These programs include skills training in data science and software engineering, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

For both the General Education and Career Learning markets the majority of revenue is derived from our most comprehensive “School-as-a-service” offering which includes an integrated package of curriculum, systems, instruction, and support services that we administer on behalf of our customers so that they may operate an online or blended public school. The average duration of the agreements for our School-as-a-service offering is greater than 5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination.  For the 2020-2021 school year, we provide our School-as-a-service offering for 75 schools in 30 states and the District of Columbia in the General Education market, and 32 schools in 20 states in the Career Learning market.

As overseers of risk and stewards of long-term enterprise value, our Board of Directors plays a vital role in assessing our organization’s environmental and social impacts. They are also responsible for understanding the potential impact and related risks of environmental, social and governance issues on the organization’s operating model. Our Board and management are committed to identifying those ESG issues most likely to impact business operations and growth. We craft policies that are appropriate for our industry and that are of primary concern to our employees, investors, customers and other key stakeholders. Our Board ensures that the Company’s leaders have ample opportunity to leverage ESG for the long-term good of the organization, its stakeholders, and society. Each Committee of the Board monitors ESG efforts in their respective areas, with the Nominating and Governance Committee coordinating across all Committees.

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We recently reinforced our commitment in this area launching several initiatives including offering scholarships to advance education and career opportunities for black students, expanding career pathways in socially responsible law enforcement and increasing employment of black teachers at K12-powered schools. We are also designing interactive courses on the history of systemic racism that we will make available for free to every public school and we will soon convene a national forum of educational leaders focused on creating more equitable access to high-quality educational opportunities for students from underserved communities.

Among the many things we support in this area within the Company, we endeavor to promote diversity and inclusion across every aspect of the organization. We sponsor employee resource groups to provide support for female, minority, differently abled, LGBTQ+, and veteran employees and support employee volunteer efforts. Our commitment is evident in the make-up of our leadership team. We have more minorities in executive management and more women in executive management than the representative population. Importantly, our Board of Directors is also diverse with female, Hispanic, and African American members.

Our commitment to ESG initiatives is an endeavor both the Board and management undertake for the general betterment of those both inside and outside of our Company.

The nature of our business supports environmental sustainability.  Most of our employees work from home and most students at K12-powered schools attend virtual classes, even prior to the COVID-19 crisis, reducing the carbon output from commuting in cars or buses. Our online curriculum reduces the need for paper.  Our meetings are most often held virtually using digital first presentations rather than paper.

For the three months ended September 30, 2020, revenues increased to $371.0 million from $257.1 million in the prior year, an increase of 44.3%. Over the same period, operating income increased to $12.1 million, from an operating loss of $19.4 million in the prior year. Net income to common stockholders was $12.7 million, as compared to a net loss of $9.7 million in the prior year.

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

Results of Operations

Impacts of COVID-19 on K12’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, we are currently experiencing increased demand for our products and services. We continue to conduct business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results for the remaining portion of fiscal year 2021.

Lines of Revenue

We operate in one operating and reportable business segment as a technology-based education company providing proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have two lines of revenue: (i) General Education; (ii) Career Learning. Our previous lines of revenue were (i) Managed Public School Programs, (ii) Institutional, and (ii) Private Pay Schools and Other. The prior year comparable enrollment and revenue data has been restated to conform to the current year presentation. Additionally, we have provided a reconciliation of the prior lines of revenue to the current lines of revenue for both the enrollment and revenue data to facilitate a period-over-period comparison. We believe that the change in the lines of revenue will facilitate a better understanding of the markets in which we compete.

Enrollment Data

The following table sets forth total enrollment data for students in our General Education and Career Learning lines of revenue.  Enrollments for General Education and Career Learning only include those students in full service public or private programs where K12 provides a combination of curriculum, technology, instructional and support services inclusive of administrative support. No enrollments are included in Career Learning for Galvanize. This data includes enrollments for which K12 receives no public funding or revenue.

If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled.

Reconciliation of Prior and Current Enrollment

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the period indicated:

	Fiscal Year 2021	Fiscal Year 2020
	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)	(In thousands)
Managed Public School Programs	190.7	122.3
Non-managed Public School Programs	51.0	15.6
Total Old Reporting	241.7	137.9
Add:
Private Pay	4.7	2.1
Less:
Non-managed Public School Programs	(51.0)	(15.6)
Net Changes - Old vs New Reporting	(46.3)	(13.5)
Total New Reporting	195.4	124.4

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2020 / 2019
	2020	2019	Change	Change %

	(In thousands, except percentages)

General Education (1)	164.6	110.8	53.8	48.6%
Career Learning (1)	30.8	13.6	17.2	126.5%
Total Enrollment	195.4	124.4	71.0	57.1%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was October 1, 2020 for the first quarter of fiscal year 2021 and October 2, 2019 for the first quarter of fiscal year 2020.

Revenue Data

Revenues are captured by market based on the underlying customer contractual agreements. Where customers purchase products and services for both General Education and Career Learning markets we allocate revenues based on the program each student selects for enrollment. All kindergarten through fifth grade students are considered General Education students. Periodically, a middle school or high school student enrollment may change line of revenue classification.

Reconciliation of Prior and Current Revenues

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the period indicated:

	Fiscal Year 2021	Fiscal Year 2020
General Education	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)	(In thousands)
Managed Public School Programs	$327,204	$227,534
Add:
Private Pay Schools and Other	8,436	8,659
Institutional (Non-managed and Software & Services)	26,979	20,928
Less:
Career Learning - Managed Public School Programs	(47,993)	(23,423)
Career Learning - Non-managed Public School Programs	(565)	(108)
Career Learning - Private Pay Schools and Other	(213)	(24)
Total General Education Revenues	$313,848	$233,566

	Fiscal Year 2021	Fiscal Year 2020
Career Learning	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)	(In thousands)
Career Learning - Managed Public School Programs	$47,993	$23,423
Career Learning - Non-managed Public School Programs	565	108
Career Learning - Private Pay Schools and Other	213	24
Private Pay Schools and Other (Galvanize)	8,341	—
Total Career Learning Revenues	$57,112	$23,555

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2020 / 2019
	2020	2019	$	%

	(In thousands, except percentages)

General Education	$313,848	$233,566	$80,282	34.4%
Career Learning
Middle - High School	48,771	23,555	25,216	107.1%
Adult	8,341	—	8,341	100.0%
Total Career Learning	57,112	23,555	33,557	142.5%
Total Revenues	$370,960	$257,121	$113,839	44.3%

Products and Services

K12 has invested over $500 million in the last twenty years to develop curriculum, systems, instructional practices and support services that enable us to support hundreds of thousands of students. The following describes the various products and services that we are capable of providing to customers.  Products and services are provided on an individual basis as well as customized solutions, such as our most comprehensive “School-as-a-service” offering which supports our clients in operating full-time online or blended schools. K12 is continuously innovating to remain at the forefront of effective educational techniques to meet students’ changing needs. It continues to expand upon its personalized learning model, improve the user experience of its products, and develop beneficial tools and partnerships to more effectively engage and serve students, teachers, and administrators.

Curriculum and Content – K12 has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that has been proven to deliver strong student achievement and growth. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. Through our subsidiary Galvanize, we have added high-quality, engaging, online coursework and content in software engineering and data science.

Systems – We have established a secure, reliable and scalable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and give us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single-sign on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. A-la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

Instructional Services – We offer a broad range of instructional services that includes customer support for instructional teams, including recruitment of state certified teachers, training in research-based online instruction methods and K12 systems, oversight and evaluation services, and ongoing professional development.  K12 also provides training options to support teachers and parents to meet students’ learning needs. K12’s range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

Support Services – We offer a broad range of support services, including marketing and enrollment, including supporting prospective students through the admission process, assessment management, administrative support (e.g., budget proposals, financial reporting, and student data reporting), and technology and materials support (e.g., provisioning of student computers, offline learning kits, internet access and technology support services).

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2020		2019

	(Dollars in thousands)
Revenues	$370,960	100.0%	$257,121	100.0%
Instructional costs and services	241,069	65.0	169,358	65.9
Gross margin	129,891	35.0	87,763	34.1
Selling, general, and administrative expenses	117,827	31.8	107,151	41.7
Income (loss) from operations	12,064	3.3	(19,388)	(7.5)
Interest income (loss), net	(2,107)	(0.6)	910	0.4
Other income (loss), net	429	0.1	(8)	(0.0)
Income (loss) before income taxes and loss from equity method investments	10,386	2.8	(18,486)	(7.2)
Income tax expense	2,376	0.6	8,818	3.4
Loss from equity method investments	(96)	(0.0)	(62)	(0.0)
Net income (loss) attributable to common stockholders	$12,666	3.4%	$(9,730)	(3.8)%

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues.  Our revenues for the three months ended September 30, 2020 were $371.0 million, representing an increase of $113.9 million, or 44.3%, from $257.1 million for the same period in the prior year. General Education revenues increased $80.3 million, or 34.4%, year over year. The increase in General Education revenues was primarily due to the 48.6% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $33.6 million, or 142.5%, primarily due to a 126.5% increase in enrollments, school mix, as well from the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2020 were $241.1 million, representing an increase of $71.7 million, or 42.3%, from $169.4 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers.  Instructional costs and services expenses were 65.0% of revenues during the three months ended September 30, 2020, a slight decrease from 65.9% for the three months ended September 30, 2019.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2020 were $117.8 million, representing an increase of $10.6 million, or 9.9% from $107.2 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs.  Selling, general, and administrative expenses were 31.8% of revenues during the three months ended September 30, 2020, a decrease from 41.7% for the three months ended September 30, 2019.

Income tax benefit.  We had an income tax benefit of $2.4 million for the three months ended September 30, 2020, or (23.1%) of income before income taxes, as compared to a benefit of $8.8 million, or 47.5% of loss before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2020 was primarily due to the excess tax benefit from stock-based compensation.

Net income (loss).  Net income was $12.7 million for the three months ended September 30, 2020, compared to a net loss of $9.7 million for the same period in the prior year, representing an increase of $22.4 million.

Liquidity and Capital Resources

As of September 30, 2020, we had net working capital, or current assets minus current liabilities, of $569.5 million. Our working capital includes cash and cash equivalents of $308.8 million and accounts receivable of $419.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2020.

During the first quarter of fiscal year 2021, we issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by an indenture (the “Indenture”) between us and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.5 million after deducting the underwriting fees and other expenses paid by the Company. The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. In connection with the Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are expected to cover the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. The upper strike price of the Capped Call Transactions is $86.174 per share. The cost of the Capped Call Transactions was $60.4 million and was recorded within additional paid-in capital.

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. The Company will settle conversions by paying or delivering cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, with an intent to net settle by settling the outstanding principal in cash and conversion spread in shares of its common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock. The Notes will be redeemable at the Company’s option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. As of September 30, 2020, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of September 30, 2020, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2020 and June 30, 2020, the finance lease liability was $32.8 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into an additional agreement in September 2020 to provide financing of $45.0 million for our leases through March 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 3.12%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to interest on our Notes, office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, proceeds from our Notes, borrowing on our Credit Facility and net working capital on hand will be adequate to finance our ongoing operations for the foreseeable future. In addition, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2020 was $114.5 million compared to $86.8 million for the three months ended September 30, 2019. The increase of $27.7 million in cash used in operations between periods was primarily due to an increase in accounts receivable, partially offset by increases in net income, accounts payable and deferred revenue.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2020 was $15.7 million compared to $18.2 million for the three months ended September 30, 2019, a decrease of $2.5 million. The decrease is primarily due to the decrease in capitalized curriculum development costs, partially offset by additional investments in Tallo, Inc. and Rethink Education III, LP.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2020 was $226.7 million compared to net cash used in financing activities of $12.1 million during the three months ended September 30, 2019, an increase of $238.8 million in net cash provided by financing activities. The increase in net cash provided by financing activities is primarily due to the net proceeds from the issuance of our Notes of $409.4 million, offset by capped call purchases related to the Notes of $60.4 million and the repayment on our Credit Facility of $100.0 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of September 30, 2020, we provided guarantees of approximately $0.9 million related to lease commitments on the buildings for certain of our schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2020 and June 30, 2020, we had cash and cash equivalents totaling $308.8 million and $212.3 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2020, a 1% gross increase in interest rates earned on cash would result in a $3.1 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At September 30, 2020, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 12, 2020.

Item 2.     Issuer Purchases of Equity Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

4.1

Indenture, 1.125% Convertible Senior Notes Due 2027, dated as of August 31, 2020, between K12 Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).

4.2

Form of Global Note representing the 1.125% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).
10.2

First Amendment to Credit Agreement, dated August 25, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2020, File No. 001-33883).

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

101

The following financial statements and footnotes from the K12 Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 27, 2020