Form 10-Q
period 2020-12-31
Stride, Inc.
filed 2021-01-27
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 Corporate Park Drive
Herndon, VA 20171	(703) 483-7000
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

K12 Inc.

(Former name, former address and former fiscal year if changed since last report)

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

As of January 22, 2021, the Registrant had 41,602,453 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$258,107	$212,299
Accounts receivable, net of allowance of $20,924 and $6,808	435,254	236,134
Inventories, net	28,618	28,300
Prepaid expenses	21,525	13,058
Other current assets	24,973	11,480
Total current assets	768,477	501,271
Operating lease right-of-use assets, net	104,010	111,768
Property and equipment, net	78,503	38,668
Capitalized software, net	50,296	48,493
Capitalized curriculum development costs, net	48,147	48,849
Intangible assets, net	106,547	77,451
Goodwill	240,799	174,939
Deposits and other assets	75,175	71,824
Total assets	$1,471,954	$1,073,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,251	$40,428
Accrued liabilities	41,514	27,351
Accrued compensation and benefits	42,501	47,227
Deferred revenue	62,635	24,417
Credit facility	—	100,000
Current portion of finance lease liability	21,506	13,304
Current portion of operating lease liability	21,204	20,689
Total current liabilities	228,611	273,416
Long-term finance lease liability	37,796	4,634
Long-term operating lease liability	86,977	96,544
Long-term debt	291,624	—
Deferred tax liability	34,645	13,771
Other long-term liabilities	39,872	9,569
Total liabilities	719,525	397,934
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,893,934 and 46,341,627 shares issued; and 41,559,191 and 41,006,884 shares outstanding	4	4
Additional paid-in capital	777,409	730,761
Accumulated other comprehensive income (loss)	(369)	93
Retained earnings	77,867	46,953
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	752,429	675,329
Total liabilities and stockholders' equity	$1,471,954	$1,073,263

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(In thousands except share and per share data)
Revenues	$376,145	$257,559	$747,105	$514,680
Instructional costs and services	246,754	167,470	487,823	336,828
Gross margin	129,391	90,089	259,282	177,852
Selling, general, and administrative expenses	90,939	59,784	208,766	166,935
Income from operations	38,452	30,305	50,516	10,917
Interest income (expense), net	(5,024)	441	(7,131)	1,351
Other income, net	1,361	365	1,790	357
Income before income taxes and loss from equity method investments	34,789	31,111	45,175	12,625
Income tax expense	(10,642)	(10,392)	(8,266)	(1,574)
Income (loss) from equity method investments	354	(125)	258	(187)
Net income attributable to common stockholders	$24,501	$20,594	$37,167	$10,864
Net income attributable to common stockholders per share:
Basic	$0.61	$0.52	$0.93	$0.28
Diluted	$0.60	$0.52	$0.89	$0.27
Weighted average shares used in computing per share amounts:
Basic	40,160,362	39,450,017	40,072,360	39,369,287
Diluted	41,102,425	39,973,933	41,681,061	40,692,822

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)
Net income	$24,501	$20,594	$37,167	$10,864
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(270)	(287)	(462)	(148)

Comprehensive income attributable to common stockholders	$24,231	$20,307	$36,705	$10,716

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021
Net income	—	—	—	—	24,501	—	—	24,501
Foreign currency translation adjustment	—	—	—	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	9,181	—	—	—	—	9,181
Exercise of stock options	15,000	—	271	—	—	—	—	271
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	25	—	—	—	—	25
Issuance of restricted stock awards	19,500	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2,122)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,419)	—	(300)	—	—	—	—	(300)
Balance, December 31, 2020	46,893,934	$4	$777,409	$(369)	$77,867	(5,334,743)	$(102,482)	$752,429

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712
Net income	—	—	—	—	20,594	—	—	20,594
Foreign currency translation adjustment	—	—	—	(287)	—	—	—	(287)
Stock-based compensation expense	—	—	6,256	—	—	—	—	6,256
Exercise of stock options	500	—	6	—	—	—	—	6
Issuance of restricted stock awards	18,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,019)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(8,878)	—	(185)	—	—	—	—	(185)
Balance, December 31, 2019	46,282,173	$4	$720,451	$(188)	$33,311	(5,334,743)	$(102,482)	$651,096

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2020	2019

	(In thousands)
Cash flows from operating activities
Net income	$37,167	$10,864
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	41,438	34,376
Stock-based compensation expense	17,967	11,699
Deferred income taxes	5,375	346
Provision for (recovery of) doubtful accounts	6,382	(344)
Amortization of discount and fees on debt	4,973	—
Other	16,871	7,116
Changes in assets and liabilities:
Accounts receivable	(208,870)	(59,650)
Inventories, prepaid expenses, deposits and other current and long-term assets	(23,231)	2,556
Accounts payable	(7,202)	(14,141)
Accrued liabilities	4,346	690
Accrued compensation and benefits	(5,401)	(13,943)
Operating lease liability	(10,364)	(4,089)
Deferred revenue and other liabilities	40,592	3,255
Net cash used in operating activities	(79,957)	(21,265)
Cash flows from investing activities
Purchase of property and equipment	(1,969)	(1,338)
Capitalized software development costs	(14,061)	(12,978)
Capitalized curriculum development costs	(7,524)	(11,991)
Sale of long-lived assets	223	—
Acquisition of MedCerts, LLC, net of cash acquired	(54,775)	—
Acquisition of Tech Elevator, Inc., net of cash acquired	(15,981)	—
Other acquisitions and investments, net of distributions	(188)	(4,114)
Net cash used in investing activities	(94,275)	(30,421)
Cash flows from financing activities
Repayments on finance lease obligations	(11,455)	(14,959)
Repayments on credit facility	(100,000)	—
Issuance of convertible senior notes	408,610	—
Purchases of capped calls in connection with convertible senior notes	(60,354)	—
Proceeds from exercise of stock options	303	48
Withholding of stock options for tax withholding	(10,885)	—
Repurchase of restricted stock for income tax withholding	(6,108)	(4,883)
Net cash provided by (used in) financing activities	220,111	(19,794)
Net change in cash, cash equivalents and restricted cash	45,879	(71,480)
Cash, cash equivalents and restricted cash, beginning of period	213,299	284,621
Cash, cash equivalents and restricted cash, end of period	$259,178	$213,141

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$258,107	$211,641
Other current assets (restricted cash)	571	500
Deposits and other assets (restricted cash)	500	1,000
Total cash, cash equivalents and restricted cash	$259,178	$213,141

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing online and blended learning. On December 16, 2020, the Company changed its name from K12 Inc. to Stride, Inc. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students on a scalable basis. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners reach their educational goals through inspired teaching and personalized learning.  The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers, including through private schools which it operates. These products and services are provided through two lines of revenue:

●	General Education products and services are predominantly focused on kindergarten through twelfth grade students for core subjects including math, English, science and history, to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and serve a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning among other reasons. Products and services are sold a la carte or combined into customized customer offerings.

●	Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride currently offers a catalog of over 160 Career Learning courses in 23 Career Pathways™ in five of the sixteen National Career Clusters. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) subsidiaries. These programs include skills training in data science and software engineering, healthcare and medical fields, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

During the first quarter of fiscal year 2021, the Company revised its lines of revenue. Previously, the lines of revenue were (i) Managed Public School Programs, (ii) Institutional, and (iii) Private Pay Schools and Other. The Company believes that the change in the lines of revenue will facilitate a better understanding of the markets in which the Company competes.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2020, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2020 and 2019, the condensed consolidated statements of cash flows for the six months ended December 31, 2020 and 2019, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2020 and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date.

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

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

reform, e.g. LIBOR, that is tentatively planned for the end of calendar year 2022. The ASU permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement. This ASU will be effective for the Company as of March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2020 and 2019.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the online or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2020 and 2019, the Company’s revenues included a reduction for net school operating losses at the schools of $24.2 million and $11.2 million, respectively, and $44.2 million and $27.5 million for the six months ended December 31, 2020 and 2019, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended December 31, 2020 and 2019 were $102.4 million and $83.9 million, respectively, and for the six months ended December 31, 2020 and 2019 were $212.1 million and $169.4 million, respectively.

Subscription-based Contracts

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended December 31, 2020 and 2019, approximately 88% and 88%, respectively, of the Company’s General Education revenues; and 98% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the six months ended December 31, 2020 and 2019, approximately 88% and 88%, respectively, of the Company’s General Education revenues; and 98% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(In thousands)

General Education	$313,989	$232,619	$627,838	$466,185
Career Learning
Middle - High School	51,376	24,940	100,147	48,495
Adult	10,780	—	19,120	—
Total Career Learning	62,156	24,940	119,267	48,495
Total Revenues	$376,145	$257,559	$747,105	$514,680

Concentration of Customers

During the three and six months ended December 31, 2020 and 2019, the Company had zero contracts that represented greater than 10% of total revenues.

Contract Balances

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables (a contract asset) and deferred revenue (a contract liability) in the condensed consolidated balance sheets. Accounts receivable are recorded when there is an executed customer contract and the customer is billed. An allowance is recorded

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

to reflect expected losses at the time the receivable is recorded. The collectability of outstanding receivables is evaluated regularly by the Company to determine if additional allowances are needed. Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed or cash is collected in advance of services being provided.

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,
	2020	2020

	(In thousands)

Accounts receivable	$435,254	$236,134
Unbilled receivables (included in accounts receivable)	19,031	15,688
Deferred revenue	62,635	24,417
Deferred revenue, long-term (included in other long-term liabilities)	1,970	2,236

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2020 and 2019 that was included in the previous October 1st deferred revenue balance was $47.8 million and $22.5 million, respectively. The amount of revenue recognized during the six months ended December 31, 2020 and 2019 that was included in the previous July 1st deferred revenue balance was $21.4 million and $16.1 million, respectively. During the three months ended December 31, 2020 and 2019, the Company recorded revenues of $1.7 million and $2.4 million, respectively, and $1.6 million and $2.8 million, respectively, during the six months ended December 31, 2020 and 2019, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2020 was $2.0 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to online and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of December 31, 2020 and June 30, 2020, $4.8 million and $5.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.2 million and $4.8 million at December 31, 2020 and June 30, 2020, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

STRIDE, INC.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.1 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively, and $1.9 million and $1.3 million for the six months ended December 31, 2020 and 2019, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers provided to students and reflected in instructional costs and services for the three months ended December 31, 2020 and 2019 was $9.3 million and $4.3 million, respectively, and $14.8 million and $8.2 million, respectively, during the six months ended December 31, 2020 and 2019. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended December 31, 2020 and 2019 was $1.0 million and $1.1 million, respectively and $1.9 million and $2.3 million, respectively, during the six months ended December 31, 2020 and 2019.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $1.6 million and $0.7 million for the three months ended December 31, 2020 and 2019, respectively, and $6.0 million and $3.2 million for the six months ended December 31, 2020 and 2019, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $14.1 million and $13.0 million for the six months ended December 31, 2020 and 2019, respectively. The Company recorded amortization expense related to capitalized software of $5.0 million and $5.2 million during the three months ended December 31, 2020 and 2019, respectively, and $9.7 million and $10.6 million during the six months ended December 31, 2020 and 2019, respectively, within instructional costs and services.

Amortization expense related to capitalized software reflected in selling, general, and administrative expenses for the three months ended December 31, 2020 and 2019 was $1.1 million and $1.5 million, respectively and $2.2 million and $3.0 million, respectively, during the six months ended December 31, 2020 and 2019.

STRIDE, INC.

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

Total capitalized curriculum development additions were $7.5 million and $12.0 million for the six months ended December 31, 2020 and 2019, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended December 31, 2020 and 2019 was $4.3 million and $4.4 million, respectively, and $8.3 million and $8.8 million for the six months ended December 31, 2020 and 2019, respectively, and is recorded in instructional costs and services.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2020 and 2019 was $2.5 million and $0.8 million, respectively, and $4.6 million and $1.5 million for the six months ended December 31, 2020 and 2019, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $6.8 million, $12.9 million, $12.7 million, $11.8 million, and $10.5 million in the fiscal years ending June 30, 2021 through June 30, 2025, respectively, and $51.5 million thereafter. At December 31, 2020 and June 30, 2020, the goodwill balance was $240.8 million and $174.9 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company performed a qualitative assessment of Coronavirus disease 2019 (“COVID-19”) as a triggering event related to the value of its goodwill and intangible assets and concluded that there were no indicators of impairment during the three and six months ended December 31, 2020.

The following table represents the balance of the Company’s intangible assets as of December 31, 2020 and June 30, 2020:

	December 31, 2020			June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$84.5	$(14.5)	$70.0	$77.9	$(12.0)	$65.9
Customer and distributor relationships	37.7	(18.6)	19.1	25.3	(17.2)	8.1
Developed technology	21.3	(4.2)	17.1	6.6	(3.5)	3.1
Other	1.3	(1.0)	0.3	1.4	(1.0)	0.4
Total	$144.8	$(38.3)	$106.5	$111.2	$(33.7)	$77.5

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of COVID-19 as a triggering event related to the value of its long-lived assets and concluded that there were no indicators of impairment during the three and six months ended December 31, 2020.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.” The convertible senior notes due 2027 are discussed in more detail in Note 6, “Debt.”

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at December 31, 2020 for assets or liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Contingent consideration associated with acquisitions	$10,833	$—	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006
Convertible Senior Notes due 2027	345,975	—	345,975	—

The following table summarizes certain fair value information at June 30, 2020 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2020	and Settlements	Gains/(Losses)	December 31, 2020

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended December 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2019	and Settlements	Gains/(Losses)	December 31, 2019

	(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Six Months Ended December 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Gains (Losses)	December 31, 2020

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006

	Six Months Ended December 31, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains (Losses)	December 31, 2019

	(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

	(In thousands except share and per share data)
Basic net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$24,501	$20,594	$37,167	$10,864
Weighted average common shares — basic	40,160,362	39,450,017	40,072,360	39,369,287
Basic net income (loss) per share	$0.61	$0.52	$0.93	$0.28

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$24,501	$20,594	$37,167	$10,864
Share computation:
Weighted average common shares — basic	40,160,362	39,450,017	40,072,360	39,369,287
Effect of dilutive stock options and restricted stock awards	942,063	523,916	1,608,701	1,323,535
Weighted average common shares — diluted	41,102,425	39,973,933	41,681,061	40,692,822
Diluted net income (loss) per share	$0.60	$0.52	$0.89	$0.27

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the three months ended December 31, 2020 and 2019, 372,016 and 1,015,949 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have been antidilutive. For the six months ended December 31, 2020 and 2019, 284,792 and 797,292 shares were excluded, respectively. As of December 31, 2020, the Company had 46,893,934 shares issued and 41,559,191 shares outstanding.

Reclassifications

As discussed in Note 1, “Description of the Business”, the Company has revised its lines of revenue. There was no impact on the presentation of the Company’s condensed consolidated statements of operations.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2020 and 2019, the Company’s effective income tax rate was 30.3% and 33.5%, respectively, and for the six months ended December 31, 2020 and 2019, the rate was 18.2% and 12.7%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2020  and June 30, 2020, the finance lease liability was $59.3 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%. As of December 31, 2020 and June 30, 2020, the balance of the associated right-of-use assets was $53.1 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into an additional agreement in September 2020 to provide financing of $45.0 million for its leases through March 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of December 31, 2020 and June 30, 2020, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	December 31, 2020	June 30, 2020

	(in thousands)

2021	$12,069	$13,587
2022	20,943	2,653
2023	20,330	2,040
2024	8,100	—
Total minimum payments	61,442	18,280
Less: imputed interest	(2,140)	(342)
Finance lease liability	59,302	17,938
Less: current portion of finance lease liability	(21,506)	(13,304)
Long-term finance lease liability	$37,796	$4,634

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  December 31, 2020 and June 30, 2020, the operating lease liability was $108.2 million and $117.2 million, respectively. As of December 31, 2020 and June 30, 2020, the balance of the associated right-of-use assets was $104.0 million and $111.8 million, respectively. The impact of Galvanize’s adoption of ASC 842 was part of the purchase price accounting which is discussed in more detail in Note 11, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate of 3.86% or 2.55%.

The following is a summary as of December 31, 2020 and June 30, 2020, respectively of the present value of the minimum lease payments under the Company’s operating leases:

	December 31, 2020	June 30, 2020

	(in thousands)

2021	$12,091	$23,626
2022	22,880	22,326
2023	16,164	15,841
2024	14,890	14,769
2025	13,956	13,949
Thereafter	38,544	38,544
Total minimum payments	118,525	129,055
Less: imputed interest	(10,344)	(11,822)
Operating lease liability	108,181	117,233
Less: current portion of operating lease liability	(21,204)	(20,689)
Long-term operating lease liability	$86,977	$96,544

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through June 2021, two others through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of December 31, 2020 and June 30, 2020, respectively, of the expected sublease income:

	December 31, 2020	June 30, 2020

	(in thousands)

2021	$980	$1,960
2022	1,496	1,496
2023	797	797
2024	66	66
Total sublease income	$3,339	$4,319

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020		2019
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$8,341	$4,241	$13,178		$8,186
Interest on lease liabilities	155	178	273		381
Operating lease cost	5,579	1,728	11,112		3,335
Short-term lease cost	315	319	600		707
Sublease income	(447)	(128)	(927)		(315)
Total lease cost	$13,943	$6,338	$24,236		$12,294

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,199)	$(2,016)	$(10,364)		$(4,089)
Financing cash flows from finance leases	(5,786)	(7,499)	(11,455)		(14,959)
Right-of-use assets obtained in exchange for new finance lease liabilities	30,111	6,329	46,865		12,775
Right-of-use assets obtained in exchange for new operating lease liabilities	377	—	589		4,847
Weighted-average remaining lease term - finance leases			2.84	yrs.	1.07	yrs.
Weighted-average remaining lease term - operating leases			6.81	yrs.	2.99	yrs.
Weighted-average discount rate - finance leases			2.49%		3.33%
Weighted-average discount rate - operating leases			2.76%		3.86%

6.   Debt

The following is a summary, as of December 31, 2020 and June 30, 2020, respectively, of the components of the Company’s outstanding long-term debt:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31, 2020	June 30, 2020

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$—
Less: unamortized discount	(120,614)	—
Less: unamortized debt issuance costs	(7,762)	—
Total debt	291,624	—
Less: current portion of debt	—	—
Long-term debt	$291,624	$—

Convertible Senior Notes due 2027

In August and September 2020, the Company issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.6 million after deducting the underwriting fees and other expenses paid by the Company.

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million and $1.6 million, respectively, for the three and six months ended December 31, 2020.

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

The $125.4 million also represents the initial discount recorded on the Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Notes. The Company incurred debt issuance costs of $11.4 million. These costs were allocated pro rata to liabilities and equity based upon the initial carrying values attributable to each. The portion of the debt issuance costs allocated to equity is not subject to amortization; while the portion allocated to liabilities is amortized over the contractual term of the Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $3.6 million and $0.2 million, respectively, during the three months ended December 31, 2020, and $4.7 million and $0.2 million, respectively, during the six months ended December 31, 2020. Within the next twelve months, the Company will record interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $15.0 million and $0.8 million, respectively. The effective interest rate of the Notes for the three and six months ended December 31, 2020 was 6.4%.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

$86.174 per share. The cost of the Capped Call Transactions was $60.4 million and was recorded within additional paid-in capital.

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. As of December 31, 2020, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of December 31, 2020, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of December 31, 2020, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 539,207. As of December 31, 2020, there were 4,658,310 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Stock option activity including stand-alone agreements during the six months ended December 31, 2020 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(963,867)	19.91
Forfeited or canceled	—	—
Outstanding and exercisable, December 31, 2020	57,650	$16.76	1.81	$271,701

The total intrinsic value of options exercised during the six months ended December 31, 2020 and 2019 was $24.3 million and $0.0 million, respectively. During the three months ended December 31, 2020 and 2019, the Company recognized zero stock-based compensation expense related to stock options; while during the six months ended December 31, 2020 and 2019, the expense was zero and $0.1 million, respectively.

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

Restricted stock award activity during the six months ended December 31, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	402,723	43.41
Vested	(373,827)	20.41
Canceled	(11,450)	24.44
Nonvested, December 31, 2020	1,636,050	$29.33

Performance-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2020, 96,053 new performance-based restricted stock awards were granted and 544,247 remain nonvested at December 31, 2020. During the six months ended December 31, 2020, 110,594 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the six months ended December 31, 2020, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at outperform for fiscal year 2021.

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

During fiscal year 2020, the Company granted 141,524 performance-based restricted stock awards to the Company’s NEOs with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2020. In August 2020, achievement was certified at 109% of target, which resulted in an additional 13,343 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

Service-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2020, 306,670 new service-based restricted stock awards were granted and 1,091,803 remain nonvested at December 31, 2020. During the six months ended December 31, 2020, 263,233 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2020, there was $32.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the six months ended December 31, 2020 and 2019 was $17.5 million and $26.2 million, respectively. The total fair value of shares vested for the six months ended December 31, 2020 and 2019 was $15.4 million and $12.4 million, respectively. During the three months ended December 31, 2020 and 2019, the Company recognized $5.6 million and $4.5 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2020 and 2019, the expense was $11.1 million and $8.4 million, respectively.

Performance Share Units

The Company has approved grants of performance share units (“PSU”) pursuant to the Plan. Each PSU is earned through the achievement of a performance-based metric, combined with the continuation of employee service over a defined period. The level of performance determines the number of PSUs earned, and is generally measured against threshold, target and outperform achievement levels of the award. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity or liability award. When the grant is a fixed monetary amount, and the number of shares is not determined until achievement and the value of the Company’s stock on that day, the PSU is a liability-classified award. Each PSU vests pursuant to the vesting schedule found in the respective PSU agreement.

In addition to the performance conditions of the PSUs, there is a service vesting condition which is dependent upon continuing service by the grantee as an employee of the Company, unless the grantee is eligible for earlier vesting upon a

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

change in control and qualifying termination, as defined by the PSU agreement. PSUs are generally subject to graduated vesting schedules and stock-based compensation expense is computed by tranche and recognized on a straight-line basis over the tranches’ applicable vesting period based on the expected achievement level.

Performance share unit activity (excluding liability-classified awards) during the six months ended December 31, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	477,700	40.17
Vested	—	—
Canceled	(20,045)	29.93
Nonvested, December 31, 2020	2,922,508	$15.45

Fiscal Year 2021 MIP

During the six months ended December 31, 2020, the Company granted, to the executive team of Tech Elevator, a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 11, “Acquisitions and Investments” for additional detail on the Company’s acquisition). The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 LTIP

During the six months ended December 31, 2020, the Company granted 111,450 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 Career Learning PSUs

During the six months ended December 31, 2020, the Company granted 366,250 PSUs at target which are tied to the achievement of Career Learning revenues targets for fiscal years 2021 – 2023. These PSUs had a grant date fair value of $16.5 million, or a weighted average grant-date fair value of $45.05 per share. The vesting is as follows:

●	77,690 PSUs relate to fiscal year 2021 revenues and if achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years;
●	122,080 PSUs relate to fiscal year 2022 revenues and if achieved, two-thirds of the award will vest immediately, and the remaining one-third will vest the following year; and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

●	166,480 PSUs relate to fiscal year 2023 revenues and if achieved, the award will vest immediately.

The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 Career Learning PSUs are an equity-classified award. During the three months ended December 31, 2020, the Company determined the achievement of the performance conditions associated with the fiscal year 2021 revenues was probable at the target level. The Company determined the likelihood of achievement of the performance conditions associated with the fiscal year 2022 and 2023 revenues are not able to be determined at this time.

Fiscal Year 2020 TRIP

During fiscal year 2020, the Company granted, to the executive team of Galvanize, a target level of $12.3 million under a Transaction Related Incentive Plan (“TRIP”) which is tied to the achievement of certain revenue and EBITDA targets of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche #2”), both of which are expected to vest after achievement is certified in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively, for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. The TRIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions associated with all tranches are not able to be determined at this time.

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”), both of which will vest after achievement is certified on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest after achievement is certified on August 15, 2022. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. During the three months ended September 30, 2020, the Company determined the achievement of the performance condition for Tranche #2 and Tranche #3, was probable at the threshold (updated to target level during the three months ended December 31, 2020) and target level, respectively, while Tranche #1 remained not probable.

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted average grant-date fair value of $8.18 per share, based on the highest level of performance. During fiscal year 2020, the Company granted an additional 66,934 PSUs at a weighted average grant-date fair value of $12.56 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

simulation model and is amortized on a straight-line basis over the vesting period. The SPP is a market-based award, and therefore is not subject to any probability assessment by the Company.

Summary of All Performance Share Units

As of December 31, 2020, there was $8.0 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 1.0 years. During the three months ended December 31, 2020 and 2019, the Company recognized $3.4 million and $1.5 million, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2020 and 2019, the expense was $6.8 million and $3.1 million, respectively.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company.

Deferred stock unit activity during the six months ended December 31, 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	42,102	$22.42
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2020	42,102	$22.42

Summary of All Deferred Stock Units

As of December 31, 2020, there was $0.0 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.0 years. During the three months ended December 31, 2020 and 2019, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs. During the six months ended December 31, 2020 and 2019, the expense was $0.2 million and $0.2 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended December 31, 2020 and 2019, contributions made by the Company to Future of School were $0.3 million and $0.4 million, respectively, and $1.0 million and $0.8 million, respectively, for the six months ended December 31, 2020 and 2019. In fiscal year 2019, the Company accrued $2.5 million for contributions to be made in subsequent years. The amounts shown the for three and six months ended December 31, 2020 and 2019 reduced that obligation and as of December 31, 2020, $0.4 million remains outstanding.

STRIDE, INC.

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

On November 19, 2020, a putative securities class action lawsuit captioned Yun Chau Lee v. K12 Inc., et al was filed against the Company and two of its officers in the United States District Court for the Eastern District of Virginia, Case No. 1:20-cv-01419 (“Lee Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive, and alleges violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, the Company’s cybersecurity protocols and protections, and the Company’s administrative support and training to teachers, students, and parents.  The complaint seeks unspecified monetary damages and other relief.  Additionally, on December 11, 2020, a second putative securities class action lawsuit captioned Jennifer Baig v. K12 Inc., et al was filed against the Company and the same two officers in the United States District Court for the Eastern District of Virginia, Case No. 1:20-cv-01528 (“Baig Case”).  The plaintiff in the Baig Case alleges violations of the same statutes, based on the same or substantially similar alleged conduct, and on behalf of the same purported class of persons as the plaintiff in the Lee Case.  On December 3, 2020, the Court in the Lee Case entered an order establishing an initial case management plan and schedule for, among other things, consolidation of cases asserting substantially the same claim or claims, the appointment of a lead plaintiff and lead counsel, the filing of any amended complaint, and the Company and individual defendants’ anticipated motion(s) to dismiss the claims asserted against them. Subsequently, on December 21, 2020, a related derivative lawsuit captioned Larry Shemen, et al v. Aida M. Alvarez, et al was filed by two of our shareholders in the United States District Court for the District of Delaware, Case No. 1:20-cv-01731 (“Shemen Case”).  The plaintiffs in the Shemen Case allege substantially the same facts alleged in the Lee and Baig Cases, and purport to assert claims on our behalf against certain of our officers and directors for breach of fiduciary duty and waste of corporate assets, and against two of our officers for contribution under Sections 10(b) and 21D of the Exchange Act based on the purported Exchange Act violations alleged in the Lee Case. The Company intends to defend vigorously against each and every allegation and asserted claim.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company provided guarantees of approximately $0.7 million related to lease commitments on the buildings for certain of the Company’s schools.

In addition, the Company contractually guarantees that certain schools under the Company’s management will not have annual operating deficits and the Company’s management fees from these schools may be reduced accordingly to cover any school operating deficits.

STRIDE, INC.

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

Risks and Uncertainties

Impacts of COVID-19 on Stride’s Business

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral is effective from the enactment date through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, 50% of the deferred amount by December 31, 2021 and the remainder by December 31, 2022. The deferred payroll taxes due on December 31, 2021 are recorded within accrued liabilities and the deferred payroll taxes due on December 31, 2022 are recorded within other long-term liabilities on the condensed consolidated balance sheets.

11.   Acquisitions and Investments

Acquisition of MedCerts, LLC

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. The purchase price is payable in two tranches; $55.0 million was paid at closing, and $15.0 million plus the final contingent consideration will be paid on the 18-month anniversary of the closing. MedCerts students participate in online, hands-on career training courses in the healthcare and medical fields as they prepare for more than a dozen national healthcare certifications. The acquisition of MedCerts further expands the Company’s post-secondary skills training in the healthcare and medical fields. The Company also plans to use MedCerts’ curriculum to create appropriate content to offer high school students.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of November 30, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$225
Current assets, excluding cash	5,054
Property and equipment, net	1,896
Intangible assets, net	26,607
Goodwill	50,814
Current liabilities	(2,201)
Deferred revenue	(1,562)
Total consideration	$80,833

The final purchase price allocation will be completed within one year of the acquisition date (“measurement period”). If information becomes available which would indicate material adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The estimated fair values for deferred revenue, contingent consideration and the intangible assets are considered preliminary and are subject to change based on final purchase price valuation amounts. The purchase price valuation is still under review.

The fair value of the identified intangible assets was determined primarily using an income-based approach of either the multi-period excess earnings method or relief from royalty method, as appropriate. Intangible assets are amortized on a straight-line basis over the amortization periods noted below.

Intangible Assets
		Estimated
Intangible Assets	Amount	Useful Life
	(In thousands)	(In years)
Customer relationships	$12,072	5.84
Developed technology	11,970	7.00
Trade names	2,565	5.00
	$26,607

The contingent consideration represents the fair value of additional consideration payable to the seller, estimated using a Monte Carlo simulation model. The amount of consideration to be distributed on the 18-month anniversary of the closing is based on a multiplier calculated using the annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period March 2022 – May 2022. This multiplier is applied to the EBITDA for the period December 2021 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of original purchase price of $70.0 million ($34.3 million).

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is deductible for tax purposes.

Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2020 are revenues of $1.0 million and a loss from operations of $1.2 million, related to MedCerts.

Acquisition of Tech Elevator, Inc.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On November 30, 2020, the Company acquired 100% of Tech Elevator in exchange for $23.5 million, plus working capital of $2.2 million. Like Galvanize, Tech Elevator provides talent development for individuals and enterprises in information technology fields. The acquisition of Tech Elevator expands Galvanize’s student demographic profile, geographic footprint, and hiring partner portfolio; as well as provides additional curriculum to create appropriate content to offer high school students.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of November 30, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$1,862
Current assets, excluding cash	469
Property and equipment, net	513
Operating lease right-of-use assets, net	724
Intangible assets, net	7,105
Goodwill	18,562
Other assets	377
Current liabilities	(1,009)
Deferred revenue	(534)
Deferred tax asset (liability)	(1,650)
Current operating lease liability	(420)
Long-term operating lease liability	(304)
Total consideration	$25,695

The final purchase price allocation will be completed within one year of the acquisition date (“measurement period”). If information becomes available which would indicate material adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The estimated fair values for deferred revenue and the intangible assets are considered preliminary and are subject to change based on final purchase price valuation amounts. The purchase price valuation is still under review.

The fair value of the identified intangible assets was determined primarily using an income-based approach of either the multi-period excess earnings method or relief from royalty method, as appropriate. Intangible assets are amortized on a straight-line basis over the amortization periods noted below.

Intangible Assets
		Estimated
Intangible Assets	Amount	Useful Life
	(In thousands)	(In years)
Customer relationships	$311	3.92
Developed technology	2,796	5.00
Trade names	3,998	15.00
	$7,105

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for impairment

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is not deductible for tax purposes.

Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2020 are revenues of $0.6 million and a loss from operations of $0.3 million.

Acquisition of Galvanize, Inc.

On January 27, 2020, the Company acquired 100% of Galvanize in exchange for $165.0 million, plus working capital of $9.2 million. Galvanize provides talent development for individuals and enterprises in information technology fields. The acquisition of Galvanize expands the Company’s offerings to include post-secondary skills training in data science and software engineering, technology staffing and developing talent and capabilities for companies. The Company also plans to use Galvanize’s curriculum to create appropriate content to offer high school students.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of January 27, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred and the fair values of the assets acquired and liabilities assumed.

Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$9,232
Current assets, excluding cash	8,888
Property and equipment, net	11,270
Operating lease right-of-use assets, net	100,232
Intangible assets, net	68,483
Goodwill	81,225
Other assets	1,802
Current liabilities	(4,370)
Deferred revenue	(3,374)
Deferred tax asset (liability)	2,372
Current operating lease liability	(11,620)
Long-term operating lease liability	(89,782)
Other long-term liabilities	(130)
Total consideration	$174,228

The Company made several adjustments to its fiscal year 2020 allocation of the preliminary purchase price during fiscal year 2021.

●	The value of the operating lease right-of-use assets, net increased from $99.7 million to $100.2 million. Lease expense in fiscal year 2021 was not significantly impacted by the updated balance as of the acquisition date.
●	The Company and the sellers finalized its working capital calculation resulting in an adjustment to the purchase price of $3.0 million.
●	Goodwill decreased from $84.7 million to $81.2 million as a result of the transactions above.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2020 are revenues of $9.1 million and $17.5 million, respectively, and loss from operations of $10.0 million and $19.7 million, respectively, related to Galvanize.

Pro Forma Combined Results of Operations

The following unaudited pro forma combined results of operations give effect to the acquisition of MedCerts, Tech Elevator and Galvanize, as if they had occurred on July 1, 2019. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisitions occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Revenues	$382,911	$274,293	$762,518	$543,223
Income (loss) from operations	38,881	23,304	51,347	(4,851)
Net income (loss)	25,033	13,758	38,159	(3,085)

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of December 31, 2020, the Company has contributed an aggregate $5.4 million to these funds: $1.8 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $3.6 million an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheet.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the condensed consolidated balance sheets.

12.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2020	2019

	(In thousands)
Cash paid for interest	$1,176	$381
Cash paid for taxes	$8,479	$2,628

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842	$1,280	$17,652
Right-of-use assets obtained in exchange for new finance lease liabilities	$46,865	$12,775

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$127	$61
Stock-based compensation expense capitalized on curriculum development	$96	$90

Business combinations:
Acquired assets	$11,120	$—
Intangible assets	33,712	—
Goodwill	69,376	—
Assumed liabilities	(5,584)	—
Deferred revenue	(2,096)	—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, which we refer to as our Annual Report, and in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the six months ended December 31, 2020.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive “School-as-a-service” offering which supports our clients in operating full-time online or blended schools.  More than two million students have attended schools powered by Stride curriculum and services since the Company’s inception. In our most recent academic year ended June 30, 2020, we graduated 8,559 high school students.

Our solutions address two growing markets; (1) General Education, and (2) Career Learning.

General Education	Career Learning
● Online and blended public school solutions	● Online and blended career learning programs
● Stride private schools	● Galvanize
● General Education software and service sales	● Career Learning software and service sales

General Education products and services are predominantly focused on kindergarten through twelfth grade students for core subjects including math, English, science and history, to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and serve a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning among other reasons. Products and services are sold a la carte or combined into customized customer offerings.

Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history.  Stride currently offers a catalog of over 160 Career Learning courses in 23 Career Pathways™ in five of the sixteen National Career Clusters. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) subsidiaries. These programs include skills training in data science and software engineering, healthcare and medical fields, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

For both the General Education and Career Learning markets the majority of revenue is derived from our most comprehensive “School-as-a-service” offering which includes an integrated package of curriculum, systems, instruction, and support services that we administer on behalf of our customers so that they may operate an online or blended public school. The average duration of the agreements for our School-as-a-service offering is greater than 5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination.  For the 2020-2021 school year, we provide our School-as-a-service offering for 77 schools in 30 states and the District of Columbia in the General Education market, and 32 schools or programs in 20 states in the Career Learning market.

As overseers of risk and stewards of long-term enterprise value, Stride’s Board of Directors plays a vital role in assessing our organization’s environmental and social impacts. They are also responsible for understanding the potential impact and related risks of environmental, social and governance issues on the organization’s operating model. Our Board and management are committed to identifying those environmental, social and governance (“ESG”) issues most likely to impact business operations and growth. We craft policies that are appropriate for our industry and that are of primary concern to our employees, investors, customers and other key stakeholders. Our Board ensures that the Company’s leaders have ample opportunity to leverage ESG for the long-term good of the organization, its stakeholders, and society. Each Committee of the Board monitors ESG efforts in their respective areas, with the Nominating and Governance Committee coordinating across all Committees.

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We recently reinforced our commitment in this area by launching several initiatives including offering scholarships to advance education and career opportunities for black students, expanding career pathways in socially responsible law enforcement and increasing employment of black teachers at Stride-powered schools. We are also designing interactive courses on the history of systemic racism that we will make available for free to every public school and we will soon convene a national forum of educational leaders focused on creating more equitable access to high-quality educational opportunities for students from underserved communities.

Among the many ESG issues we support within the Company, we endeavor to promote diversity and inclusion across every aspect of the organization. We sponsor employee resource groups to provide support for female, minority, differently abled, LGBTQ+, and veteran employees and support employee volunteer efforts. Our commitment is evident in the make-up of our leadership team. We have more minorities in executive management and more women in executive management than the representative population. Importantly, our Board of Directors is also diverse with female, Hispanic, and African American members.

Our commitment to ESG initiatives is an endeavor both the Board and management undertake for the general betterment of those both inside and outside of our Company.

The nature of our business supports environmental sustainability.  Most of our employees work from home and most students at Stride-powered schools attend virtual classes, even prior to the COVID-19 crisis, reducing the carbon output from commuting in cars or buses. Our online curriculum reduces the need for paper.  Our meetings are most often held virtually using digital first presentations rather than paper.

For the six months ended December 31, 2020, revenues increased to $747.1 million from $514.7 million in the prior year, an increase of 45.2%. Over the same period, operating income increased to $50.5 million from $10.9 million in the prior year, an increase of 363.3%. Net income to common stockholders was $37.2 million from $10.9 million in the prior year, an increase of 241.3%.

Recent Developments

On December 16, 2020, we changed our name from K12 Inc. to Stride, Inc.

On November 30, 2020, we acquired MedCerts in exchange for $70.0 million, plus estimated contingent consideration of $10.8 million. MedCerts students participate in online, hands-on career training courses in the healthcare and medical fields as they prepare for more than a dozen national healthcare certifications. The acquisition of MedCerts further expands the Company’s post-secondary skills training in the healthcare and medical fields. The Company also plans to use MedCerts’ curriculum to create appropriate content to offer high school students.

On November 30, 2020, we acquired Tech Elevator in exchange for $23.5 million, plus working capital. Like Galvanize, Tech Elevator provides talent development for individuals and enterprises in information technology fields. The acquisition of Tech Elevator expands Galvanize’s student demographic profile, geographic footprint, and hiring partner portfolio; as well as provides additional curriculum to create appropriate content to offer high school students.

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

Results of Operations

Impacts of COVID-19 on Stride’s Business

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

Enrollment Data

The following table sets forth total enrollment data for students in our General Education and Career Learning lines of revenue.  Enrollments for General Education and Career Learning only include those students in full service public or private programs where Stride provides a combination of curriculum, technology, instructional and support services inclusive of administrative support. No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts. This data includes enrollments for which Stride receives no public funding or revenue.

If the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled.

Reconciliation of Prior and Current Enrollment

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

	(In thousands)
Managed Public School Programs	186.7	117.6	187.7	118.8
Non-managed Public School Programs	55.5	15.6	54.4	15.6
Total Old Reporting	242.2	133.2	242.1	134.4
Add:
Private Pay	4.8	2.3	4.7	2.2
Less:
Non-managed Public School Programs	(55.5)	(15.6)	(54.4)	(15.6)
Net Changes - Old vs New Reporting	(50.7)	(13.3)	(49.7)	(13.4)
Total New Reporting	191.5	119.9	192.4	121.0

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		2020 / 2019		December 31,		2020 / 2019
	2020	2019	Change	Change %	2020	2019	Change	Change %

	(In thousands, except percentages)

General Education (1)	161.2	106.8	54.4	50.9%	162.0	107.8	54.2	50.3%
Career Learning (1) (2)	30.3	13.1	17.2	131.3%	30.4	13.2	17.2	130.3%
Total Enrollment	191.5	119.9	71.6	59.7%	192.4	121.0	71.4	59.0%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was October 1, 2020 for the first quarter of fiscal year 2021 and October 2, 2019 for the first quarter of fiscal year 2020.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

Reconciliation of Prior and Current Revenues

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

	Three Months Ended		Six Months Ended
General Education	December 31,		December 31,
	2020	2019	2020	2019

	(In thousands)
Managed Public School Programs	$325,827	$229,576	$653,031	$457,110
Add:
Private Pay Schools and Other	12,533	8,626	20,969	17,285
Institutional (Non-managed and Software & Services)	27,005	19,357	53,984	40,285
Less:
Career Learning - Managed Public School Programs	(50,228)	(24,356)	(98,221)	(47,779)
Career Learning - Non-managed Public School Programs	(477)	(481)	(1,042)	(589)
Career Learning - Private Pay Schools and Other	(671)	(103)	(883)	(127)
Total General Education Revenues	$313,989	$232,619	$627,838	$466,185

	Three Months Ended		Six Months Ended
Career Learning	December 31,		December 31,
	2020	2019	2020	2019

	(In thousands)
Career Learning - Managed Public School Programs	$50,228	$24,356	$98,221	$47,779
Career Learning - Non-managed Public School Programs	477	481	1,042	589
Career Learning - Private Pay Schools and Other	671	103	883	127
Private Pay Schools and Other (Galvanize, MedCerts and Tech Elevator)	10,780	—	19,121	—
Total Career Learning Revenues	$62,156	$24,940	$119,267	$48,495

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		Change 2020 / 2019		December 31,		Change 2020 / 2019
	2020	2019	$	%	2020	2019	$	%

	(In thousands, except percentages)

General Education	$313,989	$232,619	$81,370	35.0%	$627,838	$466,185	$161,653	34.7%
Career Learning
Middle - High School	51,376	24,940	26,436	106.0%	100,147	48,495	51,652	106.5%
Adult	10,780	—	10,780	100.0%	19,120	—	19,120	100.0%
Total Career Learning	62,156	24,940	37,216	149.2%	119,267	48,495	70,772	145.9%
Total Revenues	$376,145	$257,559	$118,586	46.0%	$747,105	$514,680	$232,425	45.2%

Products and Services

Stride has invested over $500 million in the last twenty years to develop curriculum, systems, instructional practices and support services that enable us to support hundreds of thousands of students. The following describes the various products and services that we are capable of providing to customers.  Products and services are provided on an individual basis as well as customized solutions, such as our most comprehensive “School-as-a-service” offering which supports our clients in operating full-time online or blended schools. Stride is continuously innovating to remain at the forefront of effective educational techniques to meet students’ changing needs. It continues to expand upon its personalized learning model, improve the user experience of its products, and develop beneficial tools and partnerships to more effectively engage and serve students, teachers, and administrators.

Curriculum and Content – Stride has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that has been proven to deliver strong student achievement and growth. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. Through our subsidiary Galvanize, we have added high-quality, engaging, online coursework and content in software engineering and data science.

Systems – We have established a secure, reliable and scalable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and give us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single-sign on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. A la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

Instructional Services – We offer a broad range of instructional services that includes customer support for instructional teams, including recruitment of state certified teachers, training in research-based online instruction methods and Stride systems, oversight and evaluation services, and ongoing professional development.  Stride also provides training options to support teachers and parents to meet students’ learning needs. Stride’s range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

Support Services – We offer a broad range of support services, including marketing and enrollment, supporting prospective students through the admission process, assessment management, administrative support (e.g., budget proposals, financial reporting, and student data reporting), and technology and materials support (e.g., provisioning of student computers, offline learning kits, internet access and technology support services).

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019

	(Dollars in thousands)
Revenues	$376,145	100.0%	$257,559	100.0%	$747,105	100.0%	$514,680	100.0%
Instructional costs and services	246,754	65.6	167,470	65.0	487,823	65.3	336,828	65.4
Gross margin	129,391	34.4	90,089	35.0	259,282	34.7	177,852	34.6
Selling, general, and administrative expenses	90,939	24.2	59,784	23.2	208,766	27.9	166,935	32.4
Income from operations	38,452	10.2	30,305	11.8	50,516	6.8	10,917	2.1
Interest income (expense), net	(5,024)	(1.3)	441	0.2	(7,131)	(1.0)	1,351	0.3
Other income, net	1,361	0.4	365	0.1	1,790	0.2	357	0.1
Income before income taxes and loss from equity method investments	34,789	9.2	31,111	12.1	45,175	6.0	12,625	2.5
Income tax expense	(10,642)	(2.8)	(10,392)	(4.0)	(8,266)	(1.1)	(1,574)	(0.3)
Income (loss) from equity method investments	354	0.1	(125)	(0.0)	258	0.0	(187)	(0.0)
Net income attributable to common stockholders	$24,501	6.5%	$20,594	8.0%	$37,167	5.0%	$10,864	2.1%

Comparison of the Three Months Ended December 31, 2020 and 2019

Revenues.  Our revenues for the three months ended December 31, 2020 were $376.1 million, representing an increase of $118.5 million, or 46.0%, from $257.6 million for the same period in the prior year. General Education revenues increased $81.4 million, or 35.0%, year over year. The increase in General Education revenues was primarily due to the 50.9% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $37.2 million, or 149.2%, primarily due to a 131.3% increase in enrollments, school mix, as well as from the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2020 were $246.8 million, representing an increase of $79.3 million, or 47.3%, from $167.5 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers.  Instructional costs and services expenses were 65.6% of revenues during the three months ended December 31, 2020, a slight increase from 65.0% for the three months ended December 31, 2019.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended December 31, 2020 were $90.9 million, representing an increase of $31.1 million, or 52.0% from $59.8 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs as well as an increase in professional services and computer maintenance expenses.  Selling, general, and administrative expenses were 24.2% of revenues during the three months ended December 31, 2020, a slight increase from 23.2% for the three months ended December 31, 2019.

Income tax expense.  Income tax expense was $10.6 million for the three months ended December 31, 2020, or 30.3% of income before income taxes, as compared to $10.4 million, or 33.5% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended December 31, 2020 was primarily due to the impact of non-deductible compensation.

Net income (loss).  Net income was $24.5 million for the three months ended December 31, 2020, compared to $20.6 million for the same period in the prior year, representing an increase of $3.9 million.

Comparison of the Six Months Ended December 31, 2020 and 2019

Revenues.  Our revenues for the six months ended December 31, 2020 were $747.1 million, representing an increase of $232.4 million, or 45.2%, from $514.7 million for the same period in the prior year. General Education revenues increased $161.7 million, or 34.7%, year over year. The increase in General Education revenues was primarily due to the 50.3% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $70.8 million, or 145.9%, primarily due to a 130.3% increase in enrollments, school mix, as well as from the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2020 were $487.8 million, representing an increase of $151.0 million, or 44.8%, from $336.8 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers. Instructional costs and services expenses were 65.3% of revenues during the six months ended December 31, 2020, a slight decrease from 65.4% for the six months ended December 31, 2019.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the six months ended December 31, 2020 were $208.8 million, representing an increase of $41.9 million, or 25.1% from $166.9 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs and also an increase in professional services expenses.  Selling, general, and administrative expenses were 27.9% of revenues during the six months ended December 31, 2020, a decrease from 32.4% for the six months ended December 31, 2019.

Income tax expense.  Income tax expense was $8.3 million for the six months ended December 31, 2020, or 18.2% of income before income taxes, as compared to $1.6 million, or 12.7% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the six months ended December 31, 2020 was primarily due to the excess tax benefit from stock-based compensation, which was partially offset by the impact of non-deductible compensation.

Net income (loss).  Net income was $37.2 million for the six months ended December 31, 2020, compared to $10.9 million for the same period in the prior year, representing an increase of $26.3 million.

Liquidity and Capital Resources

As of December 31, 2020, we had net working capital, or current assets minus current liabilities, of $539.9 million. Our working capital includes cash and cash equivalents of $258.1 million and accounts receivable of $435.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2020.

During the first quarter of fiscal year 2021, we issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by an indenture (the “Indenture”) between us and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.6 million after deducting the underwriting fees and other expenses paid by the Company. The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. In connection with the Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are expected to cover the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. As of December 31, 2020, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of December 31, 2020, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2020 and June 30, 2020, the finance lease liability was $59.3 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into an additional agreement in September 2020 to provide financing of $45.0 million for our leases through March 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2020 was $80.0 million compared to $21.3 million for the six months ended December 31, 2019. The increase of $58.7 million in cash used in operations between periods was primarily due to an increase in accounts receivable, partially offset by increases in net income and deferred revenue.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2020 was $94.3 million compared to $30.4 million for the six months ended December 31, 2019, an increase of $63.9 million. The increase is primarily due to the acquisitions of MedCerts and Tech Elevator, partially offset by a decrease in capitalized curriculum development costs.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2020 was $220.1 million compared to net cash used in financing activities of $19.8 million during the six months ended December 31, 2019, an increase of $239.9 million in net cash provided by financing activities. The increase in net cash provided by financing activities is primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million and the repayment on our Credit Facility of $100.0 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of December 31, 2020, we provided guarantees of approximately $0.7 million related to lease commitments on the buildings for certain of our schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2020 and June 30, 2020, we had cash and cash equivalents totaling $258.1 million and $212.3 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At December 31, 2020, a 1% gross increase in interest rates earned on cash would result in a $2.6 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At December 31, 2020, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Stride. We are in the process of incorporating Galvanize’s, MedCerts’ and Tech Elevator’s operations into our internal control over financial reporting and intend to complete this within one year of the acquisition date.

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

On November 19, 2020, a putative securities class action lawsuit captioned Yun Chau Lee v. K12 Inc., et al was filed against us and two of our officers in the United States District Court for the Eastern District of Virginia, Case No. 1:20-cv-01419 (“Lee Case”).  The plaintiff purports to represent a class of persons who purchased or otherwise acquired our common stock between April 27, 2020 and September 18, 2020, inclusive, and alleges violations by us and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that we and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning our technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, our cybersecurity protocols and protections, and our administrative support and training to teachers, students, and parents.  The complaint seeks unspecified monetary damages and other relief.  Additionally, on December 11, 2020, a second putative securities class action lawsuit captioned Jennifer Baig v. K12 Inc., et al was filed against us and the same two officers in the United States District Court for the Eastern District of Virginia, Case No. 1:20-cv-01528 (“Baig Case”).  The plaintiff in the Baig Case alleges violations of the same statutes, based on the same or substantially similar alleged conduct, and on behalf of the same purported class of persons as the plaintiff in the Lee Case.  On December 3, 2020, the Court in the Lee Case entered an order establishing an initial case management plan and schedule for, among other things, consolidation of cases asserting substantially the same claim or claims, the appointment of a lead plaintiff and lead counsel, the filing of any amended complaint, and our and individual defendants’ anticipated motion(s) to dismiss the claims asserted against them. Subsequently, on December 21, 2020, a related derivative lawsuit captioned Larry Shemen, et al v. Aida M. Alvarez, et al was filed by two of our shareholders in the United States District Court for the District of Delaware, Case No. 1:20-cv-01731 (“Shemen Case”).  The plaintiffs in the Shemen Case allege substantially the same facts alleged in the Lee and Baig Cases, and purport to assert claims on our behalf against certain of our officers and directors for breach of fiduciary duty and waste of corporate assets, and against two of our officers for contribution under Sections 10(b) and 21D of the Exchange Act based on the purported Exchange Act violations alleged in the Lee Case. We intend to defend vigorously against each and every allegation and asserted claim.

Item 1A.  Risk Factors.

The risks described in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on August 12, 2020, remain current in all material aspects, except as amended and supplemented by the additional risk factors below.

The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various information-technology systems, including those of third parties, to process, transmit, host and securely store electronic information, including confidential employee, customer, student, and parent information.  Any information-technology systems are at risk of being compromised, whether through malicious activity or human or technological error.  Although we dedicate personnel and resources toward protecting against such cybersecurity risks, our efforts may fail to prevent a security incident.

For example, on December 1, 2020, we announced a security incident involving a ransomware attack. The incident resulted in the attacker accessing certain parts of our corporate back-office systems, including some student and employee information on those systems. Based on the information currently known and our investigation to date, we do not believe the incident will have a material impact on our business, operations or financial results.  However, the investigation is ongoing, and we do not yet know the full scope of the incident and impacted information. We worked with our cyber insurance provider to make a payment to the ransomware attacker, as a proactive and preventive step to prevent the information obtained by the attacker from being released on the Internet or otherwise disclosed, although there is always a risk that the threat actor will not adhere to negotiated terms. Any remediation measures that we have taken or that we may undertake in the future in response to this security incident may be insufficient to prevent future attacks.

Any security incident that results in employee, customer, student, or parent information being accessed without authorization, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer attrition, and expose us to regulatory enforcement action or litigation. We may also be required to expend significant capital and other resources in response to a security breach, including notification under data privacy laws and regulations, and incur expenses related to containing the incident and remediating our information security systems.  Monetary damages and penalties and other costs or losses could be significant and may exceed insurance policy limits or not covered by our insurance at all.  In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

3.1	Fifth Restated Certificate of Incorporation of Stride, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
3.2	Third Amended and Restated Bylaws of Stride, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stride, Inc.

/s/ TIMOTHY J. MEDINA
Name:	Timothy J. Medina
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 27, 2021