Form 10-Q
period 2021-03-31
Stride, Inc.
filed 2021-04-21
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 16, 2021, the Registrant had 41,541,982 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$329,031	$212,299
Accounts receivable, net of allowance of $21,697 and $6,808	422,786	236,134
Inventories, net	28,814	28,300
Prepaid expenses	26,656	13,058
Other current assets	22,918	11,480
Total current assets	830,205	501,271
Operating lease right-of-use assets, net	100,027	111,768
Property and equipment, net	82,918	38,668
Capitalized software, net	51,922	48,493
Capitalized curriculum development costs, net	48,482	48,849
Intangible assets, net	103,047	77,451
Goodwill	240,251	174,939
Deposits and other assets	77,316	71,824
Total assets	$1,534,168	$1,073,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$47,043	$40,428
Accrued liabilities	44,199	27,351
Accrued compensation and benefits	62,816	47,227
Deferred revenue	53,449	24,417
Credit facility	—	100,000
Current portion of finance lease liability	26,036	13,304
Current portion of operating lease liability	21,259	20,689
Total current liabilities	254,802	273,416
Long-term finance lease liability	43,117	4,634
Long-term operating lease liability	82,600	96,544
Long-term debt	295,388	—
Deferred tax liability	31,531	13,771
Other long-term liabilities	39,951	9,569
Total liabilities	747,389	397,934
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,877,934 and 46,341,627 shares issued; and 41,543,191 and 41,006,884 shares outstanding	4	4
Additional paid-in capital	788,028	730,761
Accumulated other comprehensive income (loss)	(427)	93
Retained earnings	101,656	46,953
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	786,779	675,329
Total liabilities and stockholders' equity	$1,534,168	$1,073,263

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(In thousands except share and per share data)
Revenues	$392,145	$257,154	$1,139,250	$771,834
Instructional costs and services	253,128	178,968	740,951	515,796
Gross margin	139,017	78,186	398,299	256,038
Selling, general, and administrative expenses	100,464	63,687	309,230	230,622
Income from operations	38,553	14,499	89,069	25,416
Interest income (expense), net	(5,371)	(76)	(12,502)	1,275
Other income (expense), net	486	(1,093)	2,276	(736)
Income before income taxes and income (loss) from equity method investments	33,668	13,330	78,843	25,955
Income tax expense	(10,275)	(4,419)	(18,541)	(5,993)
Income (loss) from equity method investments	396	(157)	654	(344)
Net income attributable to common stockholders	$23,789	$8,754	$60,956	$19,618
Net income attributable to common stockholders per share:
Basic	$0.59	$0.22	$1.52	$0.50
Diluted	$0.57	$0.22	$1.46	$0.48
Weighted average shares used in computing per share amounts:
Basic	40,286,109	39,539,791	40,143,610	39,426,121
Diluted	41,690,509	39,938,898	41,701,955	40,461,290

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(In thousands)
Net income	$23,789	$8,754	$60,956	$19,618
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(58)	237	(520)	89

Comprehensive income attributable to common stockholders	$23,731	$8,991	$60,436	$19,707

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021
Net income	—	—	—	—	24,501	—	—	24,501
Foreign currency translation adjustment	—	—	—	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	9,181	—	—	—	—	9,181
Exercise of stock options	15,000	—	271	—	—	—	—	271
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	25	—	—	—	—	25
Issuance of restricted stock awards	19,500	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2,122)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,419)	—	(300)	—	—	—	—	(300)
Balance, December 31, 2020	46,893,934	$4	$777,409	$(369)	$77,867	(5,334,743)	$(102,482)	$752,429
Net income	—	—	—	—	23,789	—	—	23,789
Foreign currency translation adjustment	—	—	—	(58)	—	—	—	(58)
Stock-based compensation expense	—	—	12,962	—	—	—	—	12,962
Exercise of stock options	24,450	—	421	—	—	—	—	421
Issuance of restricted stock awards	117,085	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(57,435)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(100,100)	—	(2,764)	—	—	—	—	(2,764)
Balance, March 31, 2021	46,877,934	$4	$788,028	$(427)	$101,656	(5,334,743)	$(102,482)	$786,779

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Total

Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net loss	—	—	—	—	(9,730)	—	—	(9,730)
Foreign currency translation adjustment	—	—	—	139	—	—	—	139
Stock-based compensation expense	—	—	5,594	—	—	—	—	5,594
Exercise of stock options	2,500	—	42	—	—	—	—	42
Issuance of restricted stock awards	918,702	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,090)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(171,778)	—	(4,698)	—	—	—	—	(4,698)
Balance, September 30, 2019	46,290,570	$4	$714,374	$99	$12,717	(5,334,743)	$(102,482)	$624,712
Net income	—	—	—	—	20,594	—	—	20,594
Foreign currency translation adjustment	—	—	—	(287)	—	—	—	(287)
Stock-based compensation expense	—	—	6,256	—	—	—	—	6,256
Exercise of stock options	500	—	6	—	—	—	—	6
Issuance of restricted stock awards	18,000	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18,019)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(8,878)	—	(185)	—	—	—	—	(185)
Balance, December 31, 2019	46,282,173	$4	$720,451	$(188)	$33,311	(5,334,743)	$(102,482)	$651,096
Net income	—	—	—	—	8,754	—	—	8,754
Foreign currency translation adjustment	—	—	—	237	—	—	—	237
Stock-based compensation expense	—	—	6,162	—	—	—	—	6,162
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	108,959	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(23,900)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(92,962)	—	(1,621)	—	—	—	—	(1,621)
Balance, March 31, 2020	46,274,270	$4	$724,992	$49	$42,065	(5,334,743)	$(102,482)	$664,628

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2021	2020

	(In thousands)
Cash flows from operating activities
Net income	$60,956	$19,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,038	52,790
Stock-based compensation expense	30,821	17,785
Deferred income taxes	2,256	1,151
Provision for (recovery of) doubtful accounts	7,635	(88)
Amortization of discount and fees on debt	8,737	—
Other	22,456	11,605
Changes in assets and liabilities:
Accounts receivable	(197,659)	(76,187)
Inventories, prepaid expenses, deposits and other current and long-term assets	(27,798)	240
Accounts payable	(913)	(20,066)
Accrued liabilities	8,850	6,260
Accrued compensation and benefits	14,913	(15,543)
Operating lease liability	(15,650)	(8,151)
Deferred revenue and other liabilities	31,480	13,611
Net cash provided by operating activities	11,122	3,025
Cash flows from investing activities
Purchase of property and equipment	(2,967)	(1,493)
Capitalized software development costs	(20,189)	(18,825)
Capitalized curriculum development costs	(11,742)	(15,463)
Sale of long-lived assets	223	—
Acquisition of Galvanize, Inc., net of cash acquired	—	(167,995)
Acquisition of MedCerts, LLC, net of cash acquired	(54,795)	—
Acquisition of Tech Elevator, Inc., net of cash acquired	(16,030)	—
Other acquisitions and investments, net of distributions	(1,008)	(4,277)
Net cash used in investing activities	(106,508)	(208,053)
Cash flows from financing activities
Repayments on finance lease obligations	(17,103)	(21,603)
Borrowing from credit facility	—	105,000
Repayments on credit facility	(100,000)	(5,000)
Issuance of convertible senior notes	408,610	—
Purchases of capped calls in connection with convertible senior notes	(60,354)	—
Proceeds from exercise of stock options	724	48
Withholding of stock options for tax withholding	(10,885)	—
Repurchase of restricted stock for income tax withholding	(8,872)	(6,504)
Net cash provided by financing activities	212,120	71,941
Net change in cash, cash equivalents and restricted cash	116,734	(133,087)
Cash, cash equivalents and restricted cash, beginning of period	213,299	284,621
Cash, cash equivalents and restricted cash, end of period	$330,033	$151,534

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$329,031	$150,034
Other current assets (restricted cash)	502	500
Deposits and other assets (restricted cash)	500	1,000
Total cash, cash equivalents and restricted cash	$330,033	$151,534

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing online and blended learning. On December 16, 2020, the Company changed its name from K12 Inc. to Stride, Inc. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students on a scalable basis. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners reach their educational goals through inspired teaching and personalized learning.  The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers, including through private schools which it operates. These products and services are provided through two lines of revenue:

●	General Education products and services are predominantly focused on kindergarten through twelfth grade students for core subjects including math, English, science and history, to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and serve a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning among other reasons. Products and services are sold a la carte or combined into customized customer offerings.

●	Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) subsidiaries. These programs include skills training in data science and software engineering, healthcare and medical fields, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

During the first quarter of fiscal year 2021, the Company revised its lines of revenue. Previously, the lines of revenue were (i) Managed Public School Programs, (ii) Institutional, and (iii) Private Pay Schools and Other. The Company believes that the change in the lines of revenue will facilitate a better understanding of the markets in which the Company competes.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2021 and 2020, the condensed consolidated statements of cash flows for the nine months ended March 31, 2021 and 2020, and the condensed

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2021, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The adoption will result in the elimination of the debt discount that had been recorded within equity (see Note 6, “Debt”).

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2021 and 2020.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the online or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2021 and 2020, the Company’s revenues included a reduction for net school operating losses at the schools of $13.8 million and $11.0 million, respectively, and $57.9 million and $38.5 million for the nine months ended March 31, 2021 and 2020, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended March 31, 2021 and 2020 were $105.8 million and $78.3 million, respectively, and for the nine months ended March 31, 2021 and 2020 were $317.9 million and $247.7 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended March 31, 2021 and 2020, approximately 88% and 89%, respectively, of the Company’s General Education revenues, and 98% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the nine months ended March 31, 2021 and 2020, approximately 88% and 88%, respectively, of the Company’s General Education revenues, and 98% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(In thousands)

General Education	$322,304	$233,147	$950,142	$699,332
Career Learning
Middle - High School	52,382	20,820	152,529	69,315
Adult	17,459	3,187	36,579	3,187
Total Career Learning	69,841	24,007	189,108	72,502
Total Revenues	$392,145	$257,154	$1,139,250	$771,834

Concentration of Customers

During the three months ended March 31, 2021, the Company had one contract that represented greater than 10% of total revenues.  During the nine months ended March 31, 2021, the Company had no contracts that represented greater than 10% of total revenues.  During the three and nine months ended March 31, 2020, the Company had no contracts that represented greater than 10% of total revenues.

Contract Balances

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables (a contract asset) and deferred revenue (a contract liability) in the condensed consolidated balance sheets. Accounts receivable are recorded when there is an executed customer contract and the customer is billed. An allowance is recorded to reflect expected losses at the time the receivable is recorded. The collectability of outstanding receivables is evaluated regularly by the Company to determine if additional allowances are needed. Unbilled receivables are created when revenue is earned prior to the customer being billed. Deferred revenue is recorded when customers are billed or cash is collected in advance of services being provided.

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,
	2021	2020

	(In thousands)

Accounts receivable	$422,786	$236,134
Unbilled receivables (included in accounts receivable)	17,536	15,688
Deferred revenue	53,449	24,417
Deferred revenue, long-term (included in other long-term liabilities)	1,880	2,236

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the previous January 1st deferred revenue balance was $36.9 million and $29.6 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2021 and 2020 that was included in the previous July 1st deferred revenue balance was $24.3 million and $19.2 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded revenues of ($4.2) million and $1.5 million, respectively, and ($2.6) million and $4.3 million, respectively, during the nine months ended March 31, 2021 and 2020, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2021 was $1.9 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company analyzes accounts receivable, historical percentages of uncollectible accounts, and changes in payment history when evaluating the adequacy of the allowance for uncollectible accounts. The Company maintains an allowance under ASC 326 based on historical losses, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to online and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2021 and June 30, 2020, $4.3 million and $5.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.6 million and $4.8 million at March 31, 2021 and June 30, 2020, respectively.

STRIDE, INC.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, and $2.7 million and $1.8 million for the nine months ended March 31, 2021 and 2020, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers provided to students and reflected in instructional costs and services for the three months ended March 31, 2021 and 2020 was $8.5 million and $4.6 million, respectively, and $23.3 million and $12.9 million, respectively, during the nine months ended March 31, 2021 and 2020. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.1 million, respectively and $3.3 million and $3.3 million, respectively, during the nine months ended March 31, 2021 and 2020.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.7 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and $6.7 million and $3.9 million for the nine months ended March 31, 2021 and 2020, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $20.2 million and $18.8 million for the nine months ended March 31, 2021 and 2020, respectively. The Company recorded amortization expense related to capitalized software of $4.9 million and $5.1 million during the three months ended March 31, 2021 and 2020, respectively, and $14.6 million and $15.7 million during the nine months ended March 31, 2021 and 2020, respectively, within instructional costs and services.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during  the three months ended March 31, 2021 and 2020 was $1.0 million and $1.3 million, respectively, and $3.2 million and $4.3 million, respectively, during the nine months ended March 31, 2021 and 2020.

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

Total capitalized curriculum development additions were $11.7 million and $15.5 million for the nine months ended March 31, 2021 and 2020, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended March 31, 2021 and 2020 was $4.4 million and $4.5 million, respectively, and $12.7 million and $13.3 million for the nine months ended March 31, 2021 and 2020, respectively, and is recorded in instructional costs and services.

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

For its adoption of ASC Topic 842, Leases (“ASC 842”), the Company utilized its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate was collateralized and its term reflected a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%.  Upon the execution of its senior secured revolving credit facility in January 2020 (see Note 7, “Credit Facility”), the Company reassessed its incremental borrowing rate as 2.55%.  The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2021 and 2020 was $3.5 million and $1.8 million, respectively, and $8.1 million and $3.3 million for the nine months ended March 31, 2021 and 2020, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $3.3 million, $12.9 million, $12.7 million, $11.8 million, and $10.5 million in the fiscal years ending June 30, 2021 through June 30, 2025, respectively, and $51.5 million thereafter. At March 31, 2021 and June 30, 2020, the goodwill balance was $240.3 million and $174.9 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company performed a qualitative assessment of Coronavirus disease 2019 (“COVID-19”) as a triggering event related to the value of its goodwill and intangible assets and concluded that there were no indicators of impairment during the three and nine months ended March 31, 2021 and 2020.

The following table represents the balance of the Company’s intangible assets as of March 31, 2021 and June 30, 2020:

	March 31, 2021			June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$84.5	$(15.9)	$68.6	$77.9	$(12.0)	$65.9
Customer and distributor relationships	37.7	(19.8)	17.9	25.3	(17.2)	8.1
Developed technology	21.3	(5.0)	16.3	6.6	(3.5)	3.1
Other	1.3	(1.1)	0.2	1.4	(1.0)	0.4
Total	$144.8	$(41.8)	$103.0	$111.2	$(33.7)	$77.5

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company performed a qualitative assessment of COVID-19 as a triggering event related to the value of its long-lived assets and concluded that there were no indicators of impairment during the three and nine months ended March 31, 2021 and 2020.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 11, “Acquisitions and Investments.” The convertible senior notes due 2027 are discussed in more detail in Note 6, “Debt.”

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at March 31, 2021 for assets or liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Contingent consideration associated with acquisitions	$10,833	$—	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006
Convertible Senior Notes due 2027	388,786	—	388,786	—

The following table summarizes certain fair value information at June 30, 2020 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2020	and Settlements	Gains/(Losses)	March 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$10,833	$—	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended March 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2019	and Settlements	Gains/(Losses)	March 31, 2020

	(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Nine Months Ended March 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Gains (Losses)	March 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$—	$10,833
Convertible note received in acquisition	5,006	—	—	5,006

	Nine Months Ended March 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2019	and Settlements	Gains (Losses)	March 31, 2020

	(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

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

The following schedule presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$23,789	$8,754	$60,956	$19,618
Weighted average common shares — basic	40,286,109	39,539,791	40,143,610	39,426,121
Basic net income per share	$0.59	$0.22	$1.52	$0.50

Diluted net income per share computation:

Net income attributable to common stockholders	$23,789	$8,754	$60,956	$19,618
Share computation:
Weighted average common shares — basic	40,286,109	39,539,791	40,143,610	39,426,121
Effect of dilutive stock options and restricted stock awards	1,404,400	399,107	1,558,345	1,035,169
Weighted average common shares — diluted	41,690,509	39,938,898	41,701,955	40,461,290
Diluted net income per share	$0.57	$0.22	$1.46	$0.48

For the three months ended March 31, 2021 and 2020, 342,967 and 1,429,479 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per share calculation because the effect would have

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

been antidilutive. For the nine months ended March 31, 2021 and 2020, 326,828 and 855,110 shares were excluded, respectively. As of March 31, 2021, the Company had 46,877,934 shares issued and 41,543,191 shares outstanding.

Reclassifications

As discussed in Note 1, “Description of the Business”, the Company has revised its lines of revenue. There was no impact on the presentation of the Company’s condensed consolidated statements of operations.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2021 and 2020, the Company’s effective income tax rate was 30.2% and 33.5%, respectively, and for the nine months ended March 31, 2021 and 2020, the rate was 23.3% and 23.4%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2021  and June 30, 2020, the finance lease liability was $69.2 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%. As of March 31, 2021 and June 30, 2020, the balance of the associated right-of-use assets was $55.5 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms, at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into an additional agreement in September 2020 to provide financing of $45.0 million for its leases through August 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of March 31, 2021 and June 30, 2020, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	March 31, 2021	June 30, 2020

	(in thousands)

2021	$7,615	$13,587
2022	26,311	2,653
2023	25,698	2,040
2024	11,904	—
Total minimum payments	71,528	18,280
Less: imputed interest	(2,375)	(342)
Finance lease liability	69,153	17,938
Less: current portion of finance lease liability	(26,036)	(13,304)
Long-term finance lease liability	$43,117	$4,634

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  March 31, 2021 and June 30, 2020, the operating lease liability was $103.9 million and $117.2 million, respectively. As of March 31, 2021 and June 30, 2020, the balance of the associated right-of-use assets was $100.0 million and $111.8 million, respectively. The impact of Galvanize’s adoption of ASC 842 was part of the purchase price accounting which is discussed in more detail in Note 11, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of March 31, 2021 and June 30, 2020, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2021	June 30, 2020

	(in thousands)

2021	$6,058	$23,626
2022	23,124	22,326
2023	16,416	15,841
2024	15,148	14,769
2025	14,222	13,949
Thereafter	38,679	38,544
Total minimum payments	113,647	129,055
Less: imputed interest	(9,788)	(11,822)
Operating lease liability	103,859	117,233
Less: current portion of operating lease liability	(21,259)	(20,689)
Long-term operating lease liability	$82,600	$96,544

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through June 2021, two others through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of March 31, 2021 and June 30, 2020, respectively, of the expected sublease income:

	March 31, 2021	June 30, 2020

	(in thousands)

2021	$490	$1,960
2022	1,496	1,496
2023	797	797
2024	66	66
Total sublease income	$2,849	$4,319

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021		2020
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$7,987	$4,232	$21,165		$12,418
Interest on lease liabilities	412	276	684		657
Operating lease cost	5,712	4,035	16,825		7,370
Short-term lease cost	232	280	832		987
Sublease income	(514)	(215)	(1,441)		(531)
Total lease cost	$13,829	$8,608	$38,065		$20,901

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,286)	$(4,062)	$(15,650)		$(8,151)
Financing cash flows from finance leases	(5,648)	(6,644)	(17,103)		(21,603)
Right-of-use assets obtained in exchange for new finance lease liabilities	14,748	3,715	61,613		16,490
Right-of-use assets obtained in exchange for new operating lease liabilities	964	502	1,553		5,349
Weighted-average remaining lease term - finance leases			2.68	yrs.	0.90	yrs.
Weighted-average remaining lease term - operating leases			6.67	yrs.	7.32	yrs.
Weighted-average discount rate - finance leases			2.49%		2.88%
Weighted-average discount rate - operating leases			2.77%		2.78%

6.   Debt

The following is a summary, as of March 31, 2021 and June 30, 2020, respectively, of the components of the Company’s outstanding long-term debt:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	March 31, 2021	June 30, 2020

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$—
Less: unamortized discount	(117,027)	—
Less: unamortized debt issuance costs	(7,585)	—
Total debt	295,388	—
Less: current portion of debt	—	—
Long-term debt	$295,388	$—

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million and $2.8 million, respectively, for the three and nine months ended March 31, 2021.

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

The $125.4 million also represents the initial discount recorded on the Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Notes. The Company incurred debt issuance costs of $11.4 million. These costs were allocated pro rata to liabilities and equity based upon the initial carrying values attributable to each. The portion of the debt issuance costs allocated to equity is not subject to amortization; while the portion allocated to liabilities is amortized over the contractual term of the Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $3.6 million and $0.2 million, respectively, during the three months ended March 31, 2021, and $8.3 million and $0.4 million, respectively, during the nine months ended March 31, 2021. Within the next twelve months, the Company will record interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $15.2 million and $0.8 million, respectively. The effective interest rate of the Notes for the three and nine months ended March 31, 2021 was 6.4%.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. As of March 31, 2021, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of March 31, 2021, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of March 31, 2021, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 586,194. As of March 31, 2021, there were 4,399,890 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

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

Stock option activity including stand-alone agreements during the nine months ended March 31, 2021 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(988,317)	19.84
Forfeited or canceled	—	—
Outstanding and exercisable, March 31, 2021	33,200	$16.44	1.86	$455,620

The total intrinsic value of options exercised during the nine months ended March 31, 2021 and 2020 was $24.5 million and $0.0 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized zero stock-based compensation expense related to stock options; while during the nine months ended March 31, 2021 and 2020, the expense was zero and $0.1 million, respectively.

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

Restricted stock award activity during the nine months ended March 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	519,808	38.93
Vested	(660,909)	21.72
Canceled	(68,886)	27.21
Nonvested, March 31, 2021	1,408,617	$30.11

Performance-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2021, 126,417 new performance-based restricted stock awards were granted and 574,611 awards remain nonvested at March 31, 2021. During the nine months ended March 31, 2021, 110,594 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During the nine months ended March 31, 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at target for calendar year 2021.

During the nine months ended March 31, 2021, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at outperform for fiscal year 2021.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however the first two-thirds of the award will not vest until fiscal year 2021. The remaining one-third will vest in fiscal year 2022, if achieved. Additionally, if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. The Company is currently amortizing the second and third tranches over their vesting periods because it believes that it is probable that the free cash flow targets will be met each year. The free cash flow metric was not met for fiscal year 2020, however, the Company believes that it will be met in aggregate, and therefore is amortizing the first tranche over a three-year period.

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

Service-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2021, 393,391 new service-based restricted stock awards were granted and 834,007 awards remain nonvested at March 31, 2021. During the nine months ended March 31, 2021, 550,315 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2021, there was $28.6 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2021 and 2020 was $20.2 million and $28.4 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2021 and 2020 was $23.2 million and $17.2 million, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized $5.5 million and $4.5 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2021 and 2020, the expense was $16.6 million and $12.9 million, respectively.

STRIDE, INC.

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

Performance share unit activity (excluding liability-classified awards) during the nine months ended March 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	477,700	40.17
Vested	—	—
Canceled	(43,834)	28.10
Nonvested, March 31, 2021	2,898,719	$15.36

Fiscal Year 2021 MIP

During the nine months ended March 31, 2021, the Company granted, to the executive team of Tech Elevator, a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 11, “Acquisitions and Investments” for additional detail on the Company’s acquisition). The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 LTIP

During the nine months ended March 31, 2021, the Company granted 111,450 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 Career Learning PSUs

During the nine months ended March 31, 2021, the Company granted 366,250 PSUs at target which are tied to the achievement of Career Learning revenues targets for fiscal years 2021 – 2023. These PSUs had a grant date fair value of $16.5 million, or a weighted average grant-date fair value of $45.05 per share. The vesting is as follows:

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

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”), both of which will vest after achievement is certified on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest after achievement is certified on August 15, 2022. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. During the three months ended March 31, 2021, the Company updated its assumptions around the achievement of the performance condition for Tranche #2 and Tranche #3 to the outperform level for both and also determined that the achievement of the Tranche #1 performance condition was probable between the threshold and target level.

STRIDE, INC.

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted average grant-date fair value of $8.18 per share, based on the highest level of performance. During fiscal year 2020, the Company granted an additional 66,934 PSUs at a weighted average grant-date fair value of $12.56 per share, based on the highest level of performance. The final amount of PSUs will be determined (and vesting will occur) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. The SPP is a market-based award, and therefore is not subject to any probability assessment by the Company.

Summary of All Performance Share Units

As of March 31, 2021, there was $11.6 million of total unrecognized compensation expense related to nonvested PSUs. The cost is expected to be recognized over a weighted average period of 0.7 years. During the three months ended March 31, 2021 and 2020, the Company recognized $7.4 million and $1.5 million, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2021 and 2020, the expense was $14.2 million and $4.6 million, respectively.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company.

Deferred stock unit activity during the nine months ended March 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	42,102	$22.42
Granted	17,252	21.01
Vested	—	—
Canceled	—	—
Nonvested, March 31, 2021	59,354	$22.01

Summary of All Deferred Stock Units

As of March 31, 2021, there was $0.3 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.8 years. During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to DSUs. During the nine months ended March 31, 2021 and 2020, the expense was $0.3 million and $0.4 million, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended March 31, 2021 and 2020, contributions made by the Company to Future of School were $0.2 million and $0.2 million, respectively, and $1.2 million and $1.0 million, respectively, for the nine months ended March 31, 2021 and 2020. In fiscal year 2019, the Company accrued $2.5 million for contributions to be made in subsequent years. The amounts shown for the three and nine months ended March 31, 2021 and 2020 reduced that obligation and as of March 31, 2021, $0.2 million remains outstanding.

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

On February 17, 2021, the Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff. Pursuant to the case management schedule previously approved by the Court, the lead plaintiff filed an amended complaint on April 5, 2021.  In the interim, the Shemen Case is stayed by court order pending resolution of our anticipated motion to dismiss in the Consolidated Securities Class Action. We intend to defend vigorously against each and every allegation and asserted claim in these matters.

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. Except for the agreement with the Company’s Executive Chairman with an amended extended term to September 30, 2022, all other agreements provide for

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company provided guarantees of approximately $0.6 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, the Company is currently experiencing increased demand for its products and services. The Company is unable to predict to what extent, if any, this increased level of demand will remain after the pandemic subsides. It remains too early in the enrollment season to determine the impact of the pandemic on next year’s financial results.

The Company continues to conduct business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. The Company will continue to actively monitor the situation and may take further actions that alter its business operations as may be required by federal, state or local authorities or that it determines is in the best interests of its employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, or on its long-term financial results.

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of November 30, 2020,

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$205
Current assets, excluding cash	5,074
Property and equipment, net	1,896
Intangible assets, net	26,607
Goodwill	50,814
Current liabilities	(2,201)
Deferred revenue	(1,562)
Total consideration	$80,833

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
	$26,607

The contingent consideration represents the fair value of additional consideration payable to the seller, estimated using a Monte Carlo simulation model. The amount of consideration to be distributed on the 18-month anniversary of the closing is based on a multiplier calculated using the annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period December 2021 – May 2022. This multiplier is applied to the annualized trailing EBITDA for the period March 2022 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of original purchase price of $70.0 million ($34.3 million).

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2021 are revenues of $5.3 million and $6.4 million, respectively, and a loss from operations of $2.1 million and $3.3 million, related to MedCerts.

Acquisition of Tech Elevator, Inc.

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of November 30, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed.

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$1,813
Current assets, excluding cash	518
Property and equipment, net	513
Operating lease right-of-use assets, net	724
Intangible assets, net	7,105
Goodwill	18,014
Other assets	377
Current liabilities	(461)
Deferred revenue	(534)
Deferred tax liability	(1,650)
Current operating lease liability	(420)
Long-term operating lease liability	(304)
Total consideration	$25,695

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2021 are revenues of $3.4 million and $4.0 million, respectively, and income from operations of $0.3 million and $0.0 million, respectively.

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of January 27, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed.

Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$9,232
Current assets, excluding cash	8,888
Property and equipment, net	11,270
Operating lease right-of-use assets, net	100,232
Intangible assets, net	68,483
Goodwill	81,225
Other assets	1,802
Current liabilities	(4,370)
Deferred revenue	(3,374)
Deferred tax asset (liability)	2,372
Current operating lease liability	(11,620)
Long-term operating lease liability	(89,782)
Other long-term liabilities	(130)
Total consideration	$174,228

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company made several adjustments to its fiscal year 2020 allocation of the preliminary purchase price during fiscal year 2021.

●	The value of the operating lease right-of-use assets, net increased from $99.7 million to $100.2 million. Lease expense in fiscal year 2021 was not significantly impacted by the updated balance as of the acquisition date.
●	The Company and the sellers finalized its working capital calculation resulting in an adjustment to the purchase price of $3.0 million.
●	Goodwill decreased from $84.7 million to $81.2 million as a result of the adjustments above.

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

Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2021 are revenues of $8.7 million and $26.2 million, respectively, and loss from operations of $11.2 million and $30.9 million, respectively, related to Galvanize. Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2020 are revenues of $3.2 million and loss from operations of $8.1 million.

Pro Forma Combined Results of Operations

The following unaudited pro forma combined results of operations give effect to the acquisition of MedCerts, Tech Elevator and Galvanize as if they had occurred on July 1, 2019. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisitions occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Revenues	$392,145	$267,398	$1,154,663	$810,621
Income (loss) from operations	38,553	(4,706)	89,900	(9,557)
Net income (loss)	23,789	(10,360)	61,948	(13,447)

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of March 31, 2021, the Company has contributed an aggregate $6.2 million to these funds: $1.9 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $4.3 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

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

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2021	2020

	(In thousands)
Cash paid for interest	$4,024	$660
Cash paid for taxes	$15,212	$2,796

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842	$—	$17,652
Right-of-use assets obtained from acquisitions	1,280	90,716
Right-of-use assets obtained in exchange for new finance lease liabilities	61,613	16,490

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$186	$92
Stock-based compensation expense capitalized on curriculum development	145	135

Business combinations:
Acquired assets	$11,120	$129,982
Intangible assets	33,712	32,162
Goodwill	68,828	107,606
Assumed liabilities	(5,036)	(88,873)
Deferred revenue	(2,096)	(3,649)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the nine months ended March 31, 2021.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies and quantitative and qualitative disclosures about market risk.

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

Our solutions address two growing markets; (1) General Education and (2) Career Learning.

General Education	Career Learning
● Online and blended public school solutions	● Online and blended career learning programs
● Stride private schools	● Galvanize, Tech Elevator and MedCerts
● General Education software and service sales	● Career Learning software and service sales

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

Career Learning products and services are focused on developing skills for students, in middle school through high school and adult learners, to enter careers in high-growth, in-demand industries—including information technology, business, and health services. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program spans career exploration, exposes students to a variety of career options, and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering our General Education program may take Career Learning courses but that student and associated revenue is not reported as Career Learning enrollment and revenue. A student and the associated revenue, whether in middle or high school is counted as Career Learning if enrolled in a school offering our Career Learning program and must commit to a career pathway and its associated services, including the Exploratory Pathways. Like General Education, products and services for the Career Learning market are sold a la carte or combined into a Career Learning program or customized customer offering. The Company also offers post-secondary Career Learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) subsidiaries. These programs include skills training in data science and software engineering, healthcare and medical fields, technology staffing and talent development, and are offered directly to consumers, employers and government agencies.

For both the General Education and Career Learning markets the majority of revenue is derived from our most comprehensive “School-as-a-service” offering which includes an integrated package of curriculum, systems, instruction, and support services that we administer on behalf of our customers so that they may operate an online or blended public school. The average duration of the agreements for our School-as-a-service offering is greater than 5 years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, and negotiate replacement agreements, terminate the contract or receive notice of termination.  For the 2020-2021 school year, we provide our School-as-a-service offering for 77 schools in 30 states and the District of Columbia in the General Education market, and 33 schools or programs in 20 states in the Career Learning market.

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

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We recently reinforced our commitment in this area by launching several initiatives including offering scholarships to advance education and career opportunities for black students, expanding career pathways in socially responsible law enforcement and increasing employment of black teachers at Stride-powered schools. We are also designing interactive courses on the history of systemic racism that we will make available for free to every public school. On February 3, 2021, we convened a national forum of educational leaders focused on creating more equitable access to high-quality educational opportunities for students from underserved communities.

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

For the nine months ended March 31, 2021, revenues increased to $1,139.3 million from $771.8 million in the prior year, an increase of 47.6%. Over the same period, operating income increased to $89.1 million from $25.4 million in the prior year, an increase of 250.8%. Net income to common stockholders was $61.0 million from $19.6 million in the prior year, an increase of 211.2%.

Recent Developments

On January 26, 2021, we filed a Form 8-K to report that Nathaniel A. Davis, Chairman of the Board of Directors and Chief Executive Officer of the Company, notified our Board of Directors (the “Board”) that he resigned from his position as Chief Executive Officer, effective January 26, 2021. Mr. Davis will continue to serve as Executive Chairman of the Company.  In addition, the Board appointed James J.  Rhyu, formerly President, Corporate Strategy, Marketing and Technology, to succeed Mr. Davis as Chief Executive Officer, effective January 26, 2021.

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

Results of Operations

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, we are currently experiencing increased demand for our products and services. We are unable to predict to what extent, if any, this increased level of demand will remain after the pandemic subsides. It remains too early in the enrollment season to determine the impact of the pandemic on next year’s financial results.

We continue to conduct business as usual with some modifications to employee travel, employee work locations, and cancellation of certain events. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine is in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our long-term financial results.

Lines of Revenue

We operate in one operating and reportable business segment as a technology-based education company providing proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have two lines of revenue: (i) General Education and (ii) Career Learning. Our previous lines of revenue were (i) Managed Public School Programs, (ii) Institutional, and (ii) Private Pay Schools and Other. The prior year comparable enrollment and revenue data has been revised to conform to the current year presentation. Additionally, we have provided a reconciliation of the prior lines of revenue to the current lines of revenue for both the enrollment and revenue data to facilitate a period-over-period comparison. We believe that the change in the lines of revenue will facilitate a better understanding of the markets in which we compete.

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

Reconciliation of Prior and Current Enrollment

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In thousands)
Managed Public School Programs	180.6	119.7	184.7	119.1
Non-managed Public School Programs	55.4	16.2	54.8	15.9
Total Old Reporting	236.0	135.9	239.5	135.0
Add:
Private Pay	4.7	2.4	4.7	2.4
Less:
Non-managed Public School Programs	(55.4)	(16.2)	(54.8)	(15.9)
Net Changes - Old vs New Reporting	(50.7)	(13.8)	(50.1)	(13.5)
Total New Reporting	185.3	122.1	189.4	121.5

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		2021 / 2020		March 31,		2021 / 2020
	2021	2020	Change	Change %	2021	2020	Change	Change %

	(In thousands, except percentages)

General Education (1)	155.8	108.9	46.9	43.1%	159.4	108.3	51.1	47.2%
Career Learning (1) (2)	29.5	13.2	16.3	123.5%	30.0	13.2	16.8	127.3%
Total Enrollment	185.3	122.1	63.2	51.8%	189.4	121.5	67.9	55.9%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was October 1, 2020 for the first quarter of fiscal year 2021 and October 2, 2019 for the first quarter of fiscal year 2020.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

Reconciliation of Prior and Current Revenues

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

	Three Months Ended		Nine Months Ended
General Education	March 31,		March 31,
	2021	2020	2021	2020

	(In thousands)
Managed Public School Programs	$336,281	$228,335	$989,312	$685,445
Add:
Private Pay Schools and Other	12,241	8,879	33,211	26,164
Institutional (Non-managed and Software & Services)	26,164	16,753	80,148	57,038
Less:
Career Learning - Managed Public School Programs	(51,178)	(20,586)	(149,399)	(68,365)
Career Learning - Non-managed Public School Programs	(541)	(82)	(1,583)	(671)
Career Learning - Private Pay Schools and Other	(663)	(152)	(1,547)	(279)
Total General Education Revenues	$322,304	$233,147	$950,142	$699,332

	Three Months Ended		Nine Months Ended
Career Learning	March 31,		March 31,
	2021	2020	2021	2020

	(In thousands)
Career Learning - Managed Public School Programs	$51,178	$20,586	$149,399	$68,365
Career Learning - Non-managed Public School Programs	541	82	1,583	671
Career Learning - Private Pay Schools and Other	663	152	1,547	279
Private Pay Schools and Other (Galvanize, MedCerts and Tech Elevator)	17,459	3,187	36,579	3,187
Total Career Learning Revenues	$69,841	$24,007	$189,108	$72,502

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2021 / 2020		March 31,		Change 2021 / 2020
	2021	2020	$	%	2021	2020	$	%

	(In thousands, except percentages)

General Education	$322,304	$233,147	$89,157	38.2%	$950,142	$699,332	$250,810	35.9%
Career Learning
Middle - High School	52,382	20,820	31,562	151.6%	152,529	69,315	83,214	120.1%
Adult	17,459	3,187	14,272	447.8%	36,579	3,187	33,392	1,047.8%
Total Career Learning	69,841	24,007	45,834	190.9%	189,108	72,502	116,606	160.8%
Total Revenues	$392,145	$257,154	$134,991	52.5%	$1,139,250	$771,834	$367,416	47.6%

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

Curriculum and Content – Stride has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best in class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. Through our subsidiaries Galvanize, Tech Elevator and MedCerts, we have added high-quality, engaging, online coursework and content in software engineering, data science and the healthcare and medical fields.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020

	(Dollars in thousands)
Revenues	$392,145	100.0%	$257,154	100.0%	$1,139,250	100.0%	$771,834	100.0%
Instructional costs and services	253,128	64.5	178,968	69.6	740,951	65.0	515,796	66.8
Gross margin	139,017	35.5	78,186	30.4	398,299	35.0	256,038	33.2
Selling, general, and administrative expenses	100,464	25.6	63,687	24.8	309,230	27.1	230,622	29.9
Income from operations	38,553	9.8	14,499	5.6	89,069	7.8	25,416	3.3
Interest income (expense), net	(5,371)	(1.4)	(76)	(0.0)	(12,502)	(1.1)	1,275	0.2
Other income (expense), net	486	0.1	(1,093)	(0.4)	2,276	0.2	(736)	(0.1)
Income before income taxes and income (loss) from equity method investments	33,668	8.6	13,330	5.2	78,843	6.9	25,955	3.4
Income tax expense	(10,275)	(2.6)	(4,419)	(1.7)	(18,541)	(1.6)	(5,993)	(0.8)
Income (loss) from equity method investments	396	0.1	(157)	(0.1)	654	0.1	(344)	(0.0)
Net income attributable to common stockholders	$23,789	6.1%	$8,754	3.4%	$60,956	5.4%	$19,618	2.5%

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues.  Our revenues for the three months ended March 31, 2021 were $392.1 million, representing an increase of $134.9 million, or 52.4%, from $257.2 million for the same period in the prior year. General Education revenues increased $89.2 million, or 38.2%, year over year. The increase in General Education revenues was primarily due to the 43.1% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $45.8 million, or 190.9%, primarily due to a 123.5% increase in enrollments, school mix, as well as from the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2021 were $253.1 million, representing an increase of $74.1 million, or 41.4%, from $179.0 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 64.5% of revenues during the three months ended March 31, 2021, a decrease from 69.6% for the three months ended March 31, 2020.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended March 31, 2021 were $100.5 million, representing an increase of $36.8 million, or 57.8% from $63.7 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs as well as an increase in professional services and computer maintenance expenses.  Selling, general, and administrative expenses were 25.6% of revenues during the three months ended March 31, 2021, a slight increase from 24.8% for the three months ended March 31, 2020.

Income tax expense.  Income tax expense was $10.3 million for the three months ended March 31, 2021, or 30.2% of income before income taxes, as compared to $4.4 million, or 33.5% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2021 was primarily due to the impact of non-deductible compensation.

Net income.  Net income was $23.8 million for the three months ended March 31, 2021, compared to $8.8 million for the same period in the prior year, representing an increase of $15.0 million.

Comparison of the Nine Months Ended March 31, 2021 and 2020

Revenues.  Our revenues for the nine months ended March 31, 2021 were $1,139.3 million, representing an increase of $367.5 million, or 47.6%, from $771.8 million for the same period in the prior year. General Education revenues increased $250.8 million, or 35.9%, year over year. The increase in General Education revenues was primarily due to the 47.2% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $116.6 million, or 160.8%, primarily due to a 127.3% increase in enrollments, school mix, as well as from the acquisition of Galvanize.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2021 were $741.0 million, representing an increase of $225.2 million, or 43.7%, from $515.8 million for the same period in the prior year. This increase in expense was primarily due to the incremental personnel and related benefit costs associated with supporting higher enrollments. Instructional costs and services expenses were 65.0% of revenues during the nine months ended March 31, 2021, a decrease from 66.8% for the nine months ended March 31, 2020.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the nine months ended March 31, 2021 were $309.2 million, representing an increase of $78.6 million, or 34.1% from $230.6 million for the same period in the prior year. The increase was primarily due to an increase in personnel and related benefit costs and also an increase in professional services expenses.  Selling, general, and administrative expenses were 27.1% of revenues during the nine months ended March 31, 2021, a decrease from 29.9% for the nine months ended March 31, 2020.

Income tax expense.  Income tax expense was $18.5 million for the nine months ended March 31, 2021, or 23.3% of income before income taxes, as compared to $6.0 million, or 23.4% of income before income taxes for the same period in the prior year.

Net income.  Net income was $61.0 million for the nine months ended March 31, 2021, compared to $19.6 million for the same period in the prior year, representing an increase of $41.4 million.

Liquidity and Capital Resources

As of March 31, 2021, we had net working capital, or current assets minus current liabilities, of $575.4 million. Our working capital includes cash and cash equivalents of $329.0 million and accounts receivable of $422.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2021.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. As of March 31, 2021, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of March 31, 2021, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2021 and June 30, 2020, the finance lease liability was $69.2 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into an additional agreement in September 2020 to provide financing of $45.0 million for our leases through August 2021 at varying rates. Individual leases with BALC include 12 month and 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2021 was $11.1 million compared to $3.0 million for the nine months ended March 31, 2020. The increase of $8.1 million was primarily due to an increase in net income, accrued compensation and benefits, and deferred revenue, partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2021 was $106.5 million compared to $208.1 million for the nine months ended March 31, 2020, a decrease of $101.6 million. The decrease was primarily due to the acquisition of Galvanize in fiscal year 2020 offset by the acquisitions of MedCerts and Tech Elevator in fiscal year 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $212.1 million compared to $71.9 million during the nine months ended March 31, 2020, an increase of $140.2 million. The increase was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million and the repayment on our Credit Facility of $100.0 million.

Off Balance Sheet Arrangements, Contractual Obligations and Commitments

As of March 31, 2021, we provided guarantees of approximately $0.6 million related to lease commitments on the buildings for certain of our schools.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2021 and June 30, 2020, we had cash and cash equivalents totaling $329.0 million and $212.3 million, respectively. Our excess cash has been invested primarily in U.S. Treasury money market funds although we may also invest in money market accounts, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At March 31, 2021, a 1% gross increase in interest rates earned on cash would result in a $3.3 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At March 31, 2021, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Stride. We are in the process of incorporating MedCerts’ and Tech Elevator’s operations into our internal control over financial reporting and intend to complete this within one year of the acquisition date.

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

On February 17, 2021, the Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff. Pursuant to the case management schedule previously approved by the Court, the lead plaintiff filed an amended complaint on April 5, 2021.  In the interim, the Shemen Case is stayed by court order pending resolution of our anticipated motion to dismiss in the Consolidated Securities Class Action. We intend to defend vigorously against each and every allegation and asserted claim in these matters.

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
10.1

Letter Agreement, dated January 22, 2021, between Stride, Inc. and James Rhyu (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2021, File No. 001-33883).

10.2

Fourth Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2021, File No. 001-33883).

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: April 21, 2021