Form 10-K
period 2021-06-30
Stride, Inc.
filed 2021-08-11
CIK 1157408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2020 was $638,551,439. Aggregate market value excludes an aggregate of approximately 11,481,403 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 30, 2021 was 41,591,963.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2021, are incorporated by reference into Part III of this Form 10-K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Stride,” “Company,” “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as coronavirus disease 2019 (“COVID-19”);
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the career readiness education business;
●	entry of new competitors with superior technologies and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;

●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems, resulting from cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data; and
●	failure to prevent a cybersecurity incident that affects our systems.

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

PART I

ITEM 1.  BUSINESS

Company Overview

We are an education services company providing virtual and blended learning.   Our technology-based products and services enable our clients to attract, enroll, educate, track progress, and support students.  These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning.  Our clients are primarily public and private schools, school districts, and charter boards.  Additionally, we offer solutions to employers, government agencies and consumers.

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception.

Our solutions address two growing markets: General Education and Career Learning.

General Education	Career Learning
● School-as-a-service	● Stride Career Prep school-as-a-service
● Stride Private Schools	● Learning Solutions Career Learning software and services sales
● Learning Solutions software and services sales	● Adult Learning

Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge.  Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study.  These programs provide an alternative to traditional “brick-and-mortar” school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning.  Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and business.   Through our Career Learning programs, we offer middle and high school students content pathways that include job-ready skills and work experiences and, for high school students, that can lead toward an industry certification and/or college credits.   Like General Education product and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  Through our Galvanize, Tech Elevator, and MedCerts brands, we also offer in-person and remote immersive programs and self-paced, structured online Career Learning programs to adult learners in data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers.  These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering.

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

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. For the 2020-2021 school year, we provided our school-as-a-service offering to 77 schools in 30 states and the District of Columbia in the General Education market, and 33 schools in 23 states in the Career Learning market.  We also serve schools in all 50 states and the District of Columbia through our Learning Solutions sales channel.

In January 2020, we acquired Galvanize to expand the Company’s adult learning offerings to include data science and software engineering, technology staffing and developing talent and capabilities for companies.  In November 2020, we acquired Tech Elevator and MedCerts to continue our expansion into adult learning.  Tech Elevator provides in-person and remote immersive training in software development for consumers and enterprises.  MedCerts offers online allied healthcare training, including certification preparation and job placement support.

Our Market

The U.S. market for K-12 education is large and virtual and blended learning has gained greater acceptance and broader usage due to the impact of the COVID-19 pandemic. For example:

●	According to a May 2019 report of the National Education Policy Center (“NEPC”) entitled “Full-Time Virtual and Blended Schools: Enrollment, Student Characteristics, and Performance,” in 2017-18, 501 full-time virtual schools enrolled 297,712 students, and 300 blended schools enrolled 132,960. The NEPC report further states thirty-nine states had either virtual or blended schools. There were four states that allowed blended schools to operate but still have not allowed the opening of full-time virtual schools. A total of six states have full-time virtual schools but do not currently have full-time blended learning schools.

●	In an April 2021 study of 16 to 18 year old students in the U.S. and U.K., the Society for Industrial and Applied Mathematics found that one-third of students would choose either full-time or part-time online education even after things return to normal after the pandemic. This included 29% of students who preferred a hybrid approach, and 4% of students who preferred a full-time virtual education.
●	In 2020, the National Home Education Research Institute reported that there are approximately 2.5 million home-educated students in the United States, which has grown by an estimated 2% per year since 2016.

Demand for Education Alternatives: The Market Opportunity

As evidenced by the rapid evolution of education technology and varying educational options being offered to learners of all ages, no single learning model has been found that works equally well for every student. Learners today utilize technology in all aspects of their lives, and we expect this reality to extend to their education. Our business has been built on the premise that every learner, regardless of geographic location or socioeconomic background, is entitled to a high-quality education that is individualized and adaptable based on the student’s unique needs. We also believe all learners can benefit from more engaging technology-enriched educational content.

We anticipate that full-time online public schools will meet the needs of a small percentage of the overall United States K-12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, learners come from a broad range of social, economic and academic backgrounds. Examples of students for whom our full-time virtual or blended solutions may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii) safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student-athletes and performers who are not able to attend regularly scheduled classes; (vi) college-bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts who have decided to re-enroll in school to earn a diploma; and (ix) students of military families who desire high-quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

Although the COVID-19 pandemic changed the way in which students were educated during the 2020-21 school year, we continue to expect most students in the United States will be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability to choose an online public education (including blended learning models), and that states and districts will seek to incorporate virtual and blended solutions into their school-based programs. Our school-as-a-service offering offers a full service, integrated program, and a complete solution for districts and schools that desire a comprehensive option. For public school customers who need less than a full service offering, our Learning Solutions sales channel provides online curriculum and services on a solutions-oriented, customized basis. We continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s and individuals’ capabilities and needs. Moreover, we have pursued, and will continue to pursue, selected markets outside the United States where we believe our products and services can address local foreign market needs.

The Bureau of Labor Statistics estimates that demand for occupations that require nondegree postsecondary education will grow at almost twice the rate of overall employment through 2029.  We believe this will drive more adult learners to seek training solutions that lead to credentials or certifications.  It is anticipated that these learners will seek lower cost, more accessible training solutions that prepare them for the workforce in less time than traditional post-secondary degree programs.  Our adult learning solutions provide these types of learners with content, instruction, and career placement services to help them achieve their career goals.   Additionally, according to the Society for Human Resource Management, recruiting and hiring remains one of the top challenges for companies.   To address this challenge, companies are beginning to cover the cost of training for entry-level positions as well as increasing budgets for upskilling and reskilling of their existing workforce. Stride’s adult learning solutions addresses these employer needs by providing training and job placement and recruitment services.  We anticipate that this market will continue to grow as more employers recognize the benefits of retaining existing talent rather than sourcing new talent.

Our Lines of Revenue

General Education

Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge.  Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study.  These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning.   Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

Career Learning

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering Stride’s General Education program may take Career Learning courses, but that student and the associated revenue is not reported as a Career Learning enrollment or Career Learning revenue. However, a student and the associated revenue, whether in middle or high school, is counted as a Career Learning enrollment or Career Learning revenue if the student is enrolled in a Career Learning program.

Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through our Galvanize, Tech Elevator, and MedCerts brands.  These include skills training for the data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

Our Sales Channels

Virtual and Blended Schools

The Virtual and Blended Public Schools we serve offer an integrated package of systems, services, products, and professional expertise that we administer to support a virtual or blended public school. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service and product agreement. We provide our school-as-a-service offerings to virtual and blended public charter schools and school districts. These contracts are negotiated with, and approved by, the governing authorities of the customer. The duration of these service and product agreements are typically greater than five years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, the Company may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notice of termination, or customers may transition a school to a different offering. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our school-as-a-service customers can renew, revoke, or modify those charters as well.

The majority of our revenue is derived from these school-as-a-service agreements with the governing authorities of the public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full-time virtual and blended public school students access online lessons over the Internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face-to-face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

These virtual public schools operate under different brands including Virtual Academies (our General Education offering), Stride Career Prep (including Destinations Career Academies, which focus on career pathways), Insight schools (which tend to focus on particular student segments, such as only middle and high school grade levels, at-risk students and career readiness programs), and iQ Academies (where responsibility for academic program and regulatory compliance rests with the school or school district).

In addition to our full-time virtual public schools, we offer a variety of support services and sell our products to blended public schools, which are public schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center. In contrast to a typical brick and mortar public school, blended public schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility.  Our blended schools bring students and teachers physically together more often than a purely online program. In some blended schools we support, students attend a learning center on a part-time basis, where they receive face-to-face instruction, in addition to their online virtual curriculum and instruction.

Learning Solutions

Our Learning Solutions sales channel distributes our software and services to schools and school districts across the U.S.  Over the past few years, public schools and school districts have been increasingly adopting online solutions to augment teaching practices, launch new learning models, cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses. With the impact of the COVID-19 pandemic on education, school districts are seeking more complete virtual learning solutions in addition to curriculum, including virtual instructional delivery, scheduling, attendance monitoring for virtual instructional sessions, teacher professional development, consulting support in effective virtual instruction, and special education accommodations. Additionally, districts are seeking support for implementations that blend virtual and in-person instruction.

To address the growing need for digital solutions and the recently emerging need for comprehensive virtual solutions, our Learning Solutions team provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio approach provides a continuum of delivery models, from full-time programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. Our Learning Solutions team strives to partner with public schools and school districts, primarily in the U.S., to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments and to provide comprehensive support for teachers and administrators to deliver effective virtual and blended instructions.

Private Pay

We own and operate three accredited, tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. Beyond our business in the United States, we pursue international opportunities where we believe there is significant demand for a quality online education. Our international customers are typically expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. For the 2020-21 school year, we served students in more than 100 countries. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

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

Adult Learning

We offer adult learning training programs through three brands, Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and health care sectors.  Galvanize and Tech Elevator offer in-person and remote immersive full-time programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences.  These programs are offered in software engineering and data science.  MedCerts provides self-paced, fully online structured training programs that lead to certifications in the health care field. In many cases, Galvanize, Tech Elevator, and MedCerts work directly with a company to create a customized, tailored education plan to help the company reach its goals and train its employees according to such plan.

Our Business Strategy

We are committed to maximizing every learner’s potential by personalizing their educational experience, delivering a quality education to schools and students, and supporting our customers in their quest to improve academic outcomes and prepare them for college and future careers. In furtherance of those objectives, we plan to continue investing in our curriculum and learning systems. These investments include initiatives to create and deploy a next generation curriculum and learning platform, improve the effectiveness of our school workforce, develop new instructional approaches to increase student and parental engagement, and improve our systems and security architecture. This strategy consists of the following key elements:

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

Improve Student Retention in Our School-as-a-Service Offerings.  To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual and blended schools because families have the option of enrolling their children in a brick and mortar school or another virtual or blended school. We, therefore, continue to refine our marketing programs to attract students who are most likely to succeed in a non-classroom based environment with the expectation of increasing academic success and student retention, recognizing that all students are eligible to enroll consistent with state requirements (e.g., enrollment caps, prior public school student). Once students are enrolled, programs such as Strong Start Onboarding, Single Point of Contact Advisors, Social-Emotional Learning and Face-to-Face/Blended Programs provide early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and, ultimately, give students a better chance at academic success.

Grow Career Learning Enrollments and Expand Career Training Market. To grow Stride’s Career Learning business and enrollments we are expanding the Stride Career Prep brand, introducing PBL and pursuing industry partnerships. We believe this approach will be more advanced than traditional vocational training and broader than enrollment in a series of career technical education (“CTE”) courses.  We seek to expand our addressable market by offering career readiness training beyond our traditional K-12 market and into adult education and corporate training.  In calendar year 2020, we acquired three adult learning businesses, Galvanize, Tech Elevator, and MedCerts, to expand into the information technology and health care industries to provide talent development for individuals and enterprises.

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

Grow Our Learning Solutions Sales Channel.  Our broad Learning Solutions course catalog ranges from pre-K to 12th grade, instructional services, supplemental solutions, and teacher development and is the key driver for Learning Solutions growth. We work to continue the market adoption of these solutions and services as school districts partner with us to address a variety of academic needs and to facilitate personalized learning in traditional, blended and online learning environments.

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

Develop Additional Channels through which to Deliver Our Learning Systems.  We plan to evaluate other delivery channels on a routine basis and to pursue opportunities where we believe there is likely to be significant demand for our offering, such as direct classroom instruction, blended classroom models, career technical education, supplemental educational products, adult learning, and individual products packaged and sold directly to consumers. We have made strategic investments in other companies to supplement our Learning Solutions go-to-market approach with a focus on advising school districts on their digital classroom transformation efforts.

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue acquisitions that extend our offerings and business capabilities, such as our acquisitions of Galvanize, Tech Elevator, and MedCerts in calendar year 2020, and opportunities with institutions. We believe we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students.  In 2018, we partnered with Southern New Hampshire University to invest in the development of degree-granting programs for online teaching.

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

We provide various products and services to customers on an individual basis as well as customized solutions, including our comprehensive school-as-a-service offering which supports our customers in operating full-time virtual or blended schools. We continue to expand upon our personalized learning model, improve the user experience of our products, and develop tools and partnerships to more effectively engage and serve students, teachers, administrators, and adult learners.

Curriculum and Content

Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state-customized versions of those courses, electives, and instructional supports.  We have built core courses with the guidance and recommendations of leading educational organizations at the national and state levels. State standards continue to evolve, and we invest in our curriculum to meet these changing requirements.

Adult Learning – Through our Galvanize, Tech Elevator and MedCerts brands, we have added high-quality, engaging, online coursework and content in information technology and health care.

Systems

We have established a secure and reliable technology platform, which integrates proprietary and third-party systems to provide a high-quality educational environment and give us the capability to grow our customer programs and enrollment.  Our end-to-end platform includes content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality, and personalized educational experience for students.  À la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integrate with customers’ student information systems.

Instructional Services

We offer a broad range of instructional services that include customer support for instructional teams, including recruitment of state certified teachers, training in research-based online instruction methods and systems, oversight and evaluation services, and ongoing professional development.  Stride also provides training options to support teachers and parents to meet students’ learning needs. Our range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

Support Services

We offer a broad range of support services, including marketing and enrollment (e.g., supporting prospective students through the admission process), assessment management, administrative support (e.g., budget proposals, financial reporting, and student data reporting), and technology and materials support (e.g., providing student computers, offline learning kits, internet access and technology support services).

Accreditation and Academic Performance

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

Our fundamental goal for every child who enrolls in a school that has purchased our school-as-a-service offering, is to improve their academic performance.  With the implementation of the federal Every Student Succeeds Act (“ESSA”)

for the 2017-18 school year, each of the states in which we support virtual and blended public schools has been given the authority to develop a school accountability plan within the confines of a broad federal ESSA framework based on their own conception of the best means to advance college and career readiness. The ESSA requires states to utilize four academic-related indicators in their accountability plans to measure school and student performance:  academic achievement, student growth in reading and math, graduation rate, and progress in achieving English language proficiency. The states were given discretion on the weight to give to each indicator and how to apply them. Most of the state ESSA plans submitted in 2017 to the U.S. Department of Education use some form of summative rating method to describe school performance, such as conferring an A-F grade or using a ranking system having a 1-10 scale. A significant new element of this education law is a requirement for states to adopt at least one non-academic indicator in their state’s accountability system to measure “school quality or student success,” often called the “fifth” indicator. Unlike No Child Left Behind where the only measure of school performance was an Annual Yearly Progress report, there are a wide range of non-academic options enumerated in the ESSA that the states can adopt to advance their own “school quality or student success” accountability objectives. The states may include measures of student engagement, educator engagement, student access to and completion of advanced coursework, post-secondary readiness, school climate and safety, and any other indicator a state may choose for this purpose. For example, a post-secondary readiness accountability indicator can include student participation in and completion of a CTE program of study, or access to dual credit programs. Similarly, a student engagement indicator may focus on teacher observations or ratings that demonstrate improvements in this area.

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. All of our school-as-a-service offerings administer nationally recognized, norm-referenced assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from other successful school clients and from other high performing schools across the country, we continue to encourage the school boards of our customers to implement our Academic Excellence Framework, a standardized guide available to all of our school-as-a-service clients that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student-level data. As part of the academic framework guidelines, schools implement plans to collect student-level data throughout the year through the use of norm-referenced growth measures at least three times per year, along with strategically placed formative interims, benchmarks, and summative assessments.

In addition to the complexities involved in measuring academic performance of students, we believe that the virtual and blended public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under-credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students eligible for free or reduced-price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced-price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

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

In furtherance of our goal to improve academic performance, the Academic Committee of the Stride Board of Directors is charged with making recommendations to management to foster continuous improvement in academic outcomes for the public and private schools served by the Company. With input and oversight from the Academic Committee, our Educational Advisory Committee (“EAC”) consists of industry experts who provide additional academic expertise and advice. The EAC met five times in fiscal year 2021. The members of the EAC were:

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools and school districts, including those with a career orientation. These companies include Pearson PLC (Connections Academy), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, and state-administered online programs, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Apex Learning Inc., Curriculum Associates, Achieve 3000, Weld North LLC, Edmentum Inc., Renaissance Learning, Inc., and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and LearnZillion, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private pay school students. Additionally, our Adult Learning offerings compete with other in-person and remote immersive programs and self-paced online training programs.  These include General Assembly (a subsidiary of Adecco), Lambda School (Lambda Inc.), and Education to Go (a subsidiary of Cengage Learning), among others.

We believe that the primary factors on which we compete are:

●	extensive experience in, and understanding of, virtual education delivery;
●	comprehensive suite of academic programs;
●	customer satisfaction with our curriculum, school teachers and the schools we serve;
●	quality of integrated curriculum and materials with an online delivery platform;
●	qualifications, experience and training teachers for online instruction;
●	comprehensiveness of school management and student support services;
●	integrated K-12 solutions, with components designed and built to work together;
●	ability to leverage our assets across our business; and
●	sophisticated government affairs knowledge and experience in virtual and blended school regulatory environments.

Broadly speaking, we participate in the market for digital education and adult training. In states where we enter into multi-year service and product agreements with virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Learning Solutions sales are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve elementary and middle school students, and some serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our Private Pay schools, we compete for students seeking an English-based K-12 education worldwide, and we currently draw students from more than 100 countries. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. Finally, our learning systems are designed to operate domestically and internationally over the Internet, and thus, the geographic market for many of our products and services is global and indeterminate in size.

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

Our student recruitment and marketing team is focused on promoting the K-12 online education category and generating enrollments for the Company’s virtual and blended school customers within that category.  This is achieved by creating awareness among families with K-12 students through integrated marketing campaigns that include offline and digital media, as well as web assets. These campaigns are continuously optimized using data analytics and market research. The marketing team also assists in enhancing the onboarding experience of new students to online schooling.  Additionally, our marketing team is working to ensure awareness of our adult learning options, delivered through our Galvanize, Tech Elevator, and MedCerts brands.

Operations

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

For many of our virtual and blended public school customers, we attempt to reclaim any materials that could be cost-effectively re-utilized in the next school year. These items, once returned to our fulfillment centers, are refurbished and included in future learning kits. This reclamation process allows us to maintain lower materials costs. Our fulfillment activities are highly seasonal, and are centered on the start of school in August or September. In order to ensure that students in virtual and blended public schools have access to our systems, we often provide students with a computer, where applicable or required and all necessary support. We source computers and ship them to students when they enroll and reclaim the computers upon termination of their enrollment or withdrawal from the school in which they are enrolled.

Technology

Our online learning systems, along with our back office support systems, are built on our proprietary Service Oriented Architecture (“SOA”) to ensure high availability and redundancy. The flexibility and security enabled by our SOA are the core principles of our systems’ foundation.

Service Oriented Architecture.  All of our systems leverage our SOA that is built on top of proven Enterprise Technologies. The SOA allows us to develop iterative solutions expeditiously to meet both present and future market needs. Our high availability is also facilitated by this architecture. The SOA also enables integration with third-party solutions in our platform with ease and efficiency.

Availability and Redundancy.  Our SOA allows for primary and secondary equipment to be utilized at all network and application tiers. Each application layer is load balanced across multiple servers, which, along with our network management capabilities, allows for additional hardware to be inserted into our network, providing us with optimal availability as evidenced by our typically greater than 99% uptime over a growing user base. We regularly backup critical data and store this backup data at an offsite location.

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

Physical Infrastructure.  We utilize leading vendors, such as Amazon Web Services, to provide a foundation for our SOA. Our systems are housed offsite in data centers that provide a robust, redundant network backbone, power and geographically separated disaster recovery. Our second data center, geographically separated from our primary center, operates as a ready business continuity site with secured, near-real time data replication from our primary data center. We are also in the process of migrating our entire application portfolio to Amazon Web Services. Amazon Web Services provides a robust technological framework, such as auto-scaling, which aligns with our business.  Our Network Operations Center (NOC) monitors our application and infrastructure ecosystem on a 7 X 24 X 365 basis, tracking our availability and performance.  We also leverage Amazon Web Services Advanced Security technologies and framework, as well as third party security services, to ensure our networks, databases, applications and servers are secure and protected.

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

We grant licenses to individuals to use our software and access our online learning systems. Similarly, schools are granted licenses to utilize our online learning systems and other systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems. We also own many of the trademarks and service marks that we use as part of the student recruitment and branding services we provide to schools. Those marks are licensed to the schools for use during the term of the products and services agreements.

Our employees, contractors and other parties with access to our confidential information sign agreements that prohibit the unauthorized use or disclosure of our proprietary rights, information and technology.

Human Capital Resources

As of June 30, 2021, we had approximately 7,100 employees, including approximately 3,600 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 3,600 teachers who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain managed public schools we serve employ unionized teachers. We believe that our employee relations are good.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly traded for profit company. We believe a critical component to our success depends on the ability to attract, develop and retain key personnel.

We select and hire based upon our values of making an impact on the lives of our students. In addition to annual goals, and individual job duties, we consider demonstration of our core values—passion, accountability, courage, trust, and inclusiveness—an important factor in performance appraisals.

We support professional development opportunities that reflect our desire to ‘hire from within’ and to enhance employees’ skillsets in ways that improve their effectiveness and sense of fulfillment. We offer our employees many different professional development opportunities through job related training and a number of benefit programs, including a Tuition Assistance Benefit, discount tuition options with several participating colleges and universities, and discounted options to access K-12 curriculum.

At our Company, we uphold a workplace culture that celebrates diversity and embraces inclusion. We are proud of our diverse workforce and recognize the value diversity brings to our team.

●	40% of our board is comprised of minorities and 30% are women.
●	60% of our executive leadership team is comprised of minorities and women.
●	56% of our full-time employees are women.
●	For direct education-related roles, largely the K-12 teacher population, employee demographics mirror national averages for these positions.

We continue to recognize opportunities to improve our gender equity and minority representation. Various efforts are underway to create a more diverse workforce that supports our learner community, including robust professional, managerial, and leadership development programs. In addition, we offer customized training for teams, as well as training that focuses on diversity and inclusion topics, including mandatory unconscious bias training for all employees.

At the onset of the COVID-19 pandemic, we quickly responded to support employees and their families. Whenever possible, employees have been provided flexibility with respect to remote working. For employees who were not able to perform their regular responsibilities virtually at the onset of the pandemic, we identified project work to ensure that every staff member remained fully employed. Additionally, we introduced a non-standard leave policy, which provided up to an additional 160 hours of paid time off (in addition to traditional paid time off programs) to individuals who could not perform their work virtually or were in need of additional time off due to illness.

Corporate Information

Our principal executive office is located at 2300 Corporate Park Drive, Herndon, Virginia 20171, and our telephone number is (703) 483-7000. Our website address is www.stridelearning.com.

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

State Laws and Regulations Applicable to Virtual and Blended Public Schools.  A virtual or blended public school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds. To be eligible for state funding, some states require that virtual and blended public schools be organized as not-for-profit charters exempt from taxation under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. The schools must then be organized exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit virtual or blended public school must retain ultimate accountability and control for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Our service agreements with these virtual and blended public schools are, therefore, structured to ensure the full independence of the not-for-profit board and preserve its arms-length ability to exercise its fiduciary obligations to operate a virtual or blended public school.

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

States have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. State labor laws applicable to public-sector employees and their rights to organize may also apply to virtual charter schools, such as teachers they employ. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.  States such as California, Nevada and Virginia are also enacting more general laws about personal information that apply regardless of whether the individual is a student.

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

Other types of regulation applicable to virtual and blended public schools include restrictions on the use of public funds, the types of investments made with public funds,  accounting and financial management, and marketing practices.

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

Regulations Restricting Virtual and Blended Public School Growth and Funding.  As a public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual and blended public schools. Statutes or regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual or blended public school; caps on the total number of students in a virtual or blended public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers;

state-specific curriculum requirements; and limits on the number of charters that can be granted in a state; and requirements to obtain approval from a student’s resident school district.

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

Federal and State Grants.  We have worked with some entities to secure public and grant funding that flows to virtual and blended public schools that we serve. These grants are awarded to the local or state education agency or to the not-for-profit entity that holds the charter of the virtual or blended public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs—whether by a federal or state agency or nongovernmental organization—often include reporting requirements, procedures and obligations.

Federal Laws Applicable to Virtual Public Schools and Blended Schools

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

Every Student Succeeds Act (“ESSA”).  The ESSA, which took effect on August 2, 2016 and requires reauthorization after the 2020-2021 school year, represents a major change in federal education law by shifting much of education policy decision making back to the states and by providing most funding through block grants. Of particular significance to the Company is that the states have the discretion to develop and design their own accountability systems within a broad federal framework. In addition, states have been given the authority to adopt different types of annual accountability plans for school performance, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S. Department of Education has a more limited role to impose federal mandates, direction or control over the authority given to the states.  Notwithstanding these federal limitations, states are still required under ESSA to test students in reading or language arts and math annually in grades 3-8 and once in grades 10-12, and in science once in each of the following grade spans: 3-5, 6-9 and 10-12. All states have plans approved by the U.S. Department of Education to demonstrate compliance with ESSA.

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

Family Educational Rights and Privacy Act (“FERPA”).  Virtual public schools and blended schools are also subject to the FERPA which protects the privacy of a student’s educational records and generally prohibits a school from disclosing a student’s records to a third party without the parent’s prior consent. The law also gives parents certain procedural rights with respect to their minor children’s education records. A school’s failure to comply with this law may result in termination of its eligibility to receive federal education funds.  Schools that contract with vendors that violate FERPA may be prohibited from contracting with the vendor for five years.

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

Laws and Regulations Applicable to Consumer Education Products offered by Galvanize, Tech Elevator and MedCerts

State Laws Authorizing or Restricting Private Post-Secondary Schools.  The authority to operate a private post-secondary school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving, with regulatory authority vesting under various state agencies. Galvanize, Tech Elevator and MedCerts each currently operate in a multi-jurisdictional regulatory environment, maintaining licenses in several states.  In states that have implemented specific legislation to license and oversee private post-secondary schools, Galvanize, Tech Elevator and MedCerts are able to operate under these statutes. State laws and regulations affect many aspects of operating a private post-secondary school, including, but not limited to, requiring the content and sequence of the curriculum, the methodology for counting student enrollments and reporting outcomes, graduation requirements, the duration of the approved program, the accessibility of curriculum and technology to students with disabilities, specific credentialing of teachers and administrators, the assessment of student performance, accountability requirements, and compliance with student record collection and retention requirements.

Other types of state regulations applicable to private post-secondary schools include, but are not limited to, restrictions on the use of scholarships and tuition discounts, student payment policies and the collection of and use of student fees, accounting and financial management, and limitations on marketing and advertising practices.  States also have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which private post-secondary schools may be required to comply. Additionally, state unfair competition and consumer protection laws and regulations apply to Galvanize, Tech Elevator and MedCerts in their dealings with the public, which include limitations on advertising and disclosures, and the structure of financing methods for consumer customers. Lastly, additional regulations and student outcome reporting requirements may affect Galvanize, Tech Elevator and MedCerts should they seek funding related to the Workforce Innovation and Opportunity Act in any given state.

Federal Laws Applicable

Each of Galvanize, Tech Elevator and MedCerts does not qualify or receive Title IV funding under the Higher Education Act but is eligible for federal funding through its veteran's education and workforce programs. As such, each is required to comply with the anti-discrimination provisions of Title VI of the Civil Rights Act of 1964, Title IX of the Education Amendments of 1972, as amended, Section 504 of the Rehabilitation Act of 1973, the Age Discrimination Act of 1975, and all Federal regulations adopted to carry out such laws. If we fail to comply with these federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial conditions, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depends on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	The inability to predict how the COVID-19 pandemic will continue to impact our business;
●	Any failure to comply with applicable laws or regulations, the enactment of new laws or regulations, poor academic performance or misconduct by us or operators of other virtual public schools;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Schools we serve or the programs we offer may fail to enroll or re-enroll a significant number of students;
●	The enrollment data we present may not full capture trends in our business performance;
●	Our marketing efforts may not be effective;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet stat accountability testing standards and achieve parent and student satisfaction;
●	Ongoing challenges due to a transition from a federally mandated for curriculum standards and assessments to individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;
●	Our business could be negatively affected as a result of actions by activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;

●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;
●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide ERP system;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer facing services, systems, and platforms;
●	Any failure to prevent a cybersecurity incident affecting our systems, or any significant interruption in the operation of our data centers or enrollment centers;
●	Our reliance on the Internet to enroll students and to deliver our products and services to children;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Failure to comply with data privacy regulations;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Our ability to keep pace with changes in our industry and advancements in technology;
●	Our ability attract and retain key executives and skilled employees; and
●	Our ability to obtain additional capital in the future on acceptable terms.

Risks Related to Government Funding and Regulation of Public Education

The majority of our revenues come from our comprehensive school-as-a-service offering in both the General Education and Career Learning markets and depends on per pupil funding amounts and payment formulas remaining near the levels existing at the time we execute service agreements with the schools we serve. If those funding levels or formulas are materially reduced or modified due to economic conditions or political opposition, or new restrictions are adopted or payments delayed, our business, financial condition, results of operations and cash flows could be adversely affected.

The public schools we contract with are financed with government funding from federal, state and local taxpayers. Our business is primarily dependent upon those funds with a majority of our revenue coming from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets. Budget appropriations for education at all levels of government are determined through a legislative process that may be affected by negative views of for-profit education companies, recessionary conditions in the economy at large, or significant declines in public school funding. The results of federal and state elections can also result in shifts in education policy and the amount of funding available for various education programs.

The political process and potential variability in general economic conditions, including due to the COVID-19 pandemic, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by the COVID-19 pandemic, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the 2008 recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt midyear cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service and product agreements with multiple schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. For example, we have agreements with 13 schools in California and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.
●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.

We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and how our business and results of operations have been impacted or will be impacted in the future.

While we have observed increasing demand from prospective students due to the COVID-19 pandemic, we cannot estimate the specific impact of COVID-19 on these demand trends, and there is no assurance that we will continue to experience current demand levels as the COVID-19 pandemic tapers, particularly as vaccinations become widely available. As a result, we expect to face difficulties in accurately forecasting financial results.

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

Beyond academic performance issues, some virtual school operators, including us, have been subject to governmental investigations alleging, among other things, false attendance reporting, the misuse of public funds or failures in regulatory compliance. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses.  Investigations have focused on specific companies and individuals, or even entire industries, such as the industry-wide investigation of for-profit virtual schools initiated by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate, the range of purported malfeasance or performance issues involved, or interest by state regulatory authorities. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts with our clients.

Opponents of public charter schools, including virtual and blended, have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to public policy lawsuits by those who do not share our belief in the value of this form of public education or the involvement of for-profit education management companies. Whether we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers that can potentially affect us. For example, the Louisiana Association of Educators, an affiliate of a national teachers union, sought to terminate funding on state constitutional grounds to certain types of charter schools through the judicial process (including to a public school we serve), and while the teachers union was initially successful, the Louisiana Supreme Court reversed that decision in March 2018. See Iberville Parish School Board v. Louisiana State Board of Elementary and Secondary Education, 2018 WL 1319404 (March 13, 2018).

Should we fail to comply with the laws and regulations applicable to our business, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts we serve. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state-specific curriculum requirements and standards; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher to student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, additional funds may be withheld which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements with virtual and blended public schools and school districts may require us to return any contested funds on behalf of the school.

As an emerging form of public education with unique attributes, enabling legislation for online public schools is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because such state’s enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility or attendance reporting in a virtual or blended school. From time to time there are changes to the regulators’ approach to determining the eligibility of students for funding purposes. Another issue may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school or daily attendance requirements. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered or to disputes with auditors of public schools, which could adversely affect our business, financial condition and results of operations. For example, in October 2017, the California Department of Education commenced an audit covering, among other things, the average daily attendance records and associated funding provided to the California Virtual Academies (“CAVAs”), dependent on the proper method of counting the time-value and daily engagement of students enrolled in independent study programs provided by non-classroom based charter schools and the regulations applicable to such programs and schools.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2021, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreement for these schools is with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

Our contracts for a school-as-a-service offering are subject to periodic renewal, and each year some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2021, we had contracts for our school-as-a-service offerings for 77 schools in 30 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students, or we fail to enroll a significant number of students in the Career Learning programs for adult learners, our business, financial condition and results of operations will be adversely affected.

A majority of our revenues are a direct function of how many students are enrolled in our school-as-a-service offerings, the number of school districts and students who subscribe to such district programs, and the enrollments in our three international and private pay schools.

Because families have alternative choices both within and outside the public school system for educating their children, it is typical during each school year that some students withdraw from schools using our online education services and switch to their traditional local public schools, other charter school alternatives or private schools. While many of our school-as-a-service offerings also accept new student enrollment throughout the year where permitted, generally our average student enrollment declines as the school year progresses such that we serve on average fewer students at the end of any given school year than at the beginning of the year. If our school-as-a-service offerings experience higher withdrawal rates during the year and/or enroll fewer new students as the year progresses than we have experienced in the past, our revenues, results of operations and financial condition would be adversely affected.

Similarly, at the start of each new school year, students who had remained enrolled through the end of the previous year may have graduated from the terminal grade in a school or have left our school-as-a-service offerings for any number of reasons. To the extent our school-as-a-service offerings do not retain previously enrolled students from the prior year, they must attract new students at the start of the year to sustain their average student enrollment year over year, as well as to grow their enrollment each year, based upon enrollment objectives determined by the governing authority of those schools. If the schools we serve in the aggregate are able only to sustain prior year enrollment levels, our revenues may not grow from the prior year, absent improved revenue capture or the addition of new schools. More fundamentally, if average student enrollment at the schools we serve declines from one year to the next, our revenues, results of operations and financial condition will be adversely affected.

We also contract with virtual public schools and school districts to provide marketing and enrollment services, and we provide similar services directly to our international and private pay schools. However, many of these customers are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or the virtual public schools and school districts are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

We also derive revenues from our Galvanize, Tech Elevator and MedCerts offerings to adult learners. The vast majority of the enrollments in these programs are for shorter periods of time, and re-enrollments are not typical due to the nature of these offerings. Thus, we must continually attract and enroll new adult learners in order to maintain our revenues at current levels or grow our revenues.  Efforts on our part to sustain or increase enrollments in the face of lower enrollments compared to prior periods may lead to higher costs for us, and may adversely affect our operating margin. If we are unsuccessful in marketing plans or enrollment processes for these programs for adult learners, the average enrollment in our Galvanize, Tech Elevator or MedCerts offerings may not grow or could even decline, which could adversely affect our revenues, results of operations and financial condition.

The enrollment data we present is subject to certain limitations and may not fully capture trends in the performance of our business.

We periodically disclose enrollment data for students in our General Education and Career Learning lines of revenue. However, this data may not fully capture trends in the performance of our business for a number of reasons, including:

●	Enrollments for General Education and Career Learning only include those students in full service public or private programs where Stride provides a combination of curriculum, technology, instructional and support services inclusive of administrative support;
●	This data includes enrollments for which Stride receives no public funding or revenue;

●	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts; and
●	Over time a student may move from being counted as a General Education enrollment to being counted as a Career Learning enrollment, or vice versa, depending on the educational choices made by each student, which choices in certain cases may be impacted by counseling from Stride employees, and this may result in enrollment growth in one line of revenue being offset by a corresponding decrease in enrollments for the other line of revenue.

Accordingly, changes in enrollment data may not entirely correspond with changes in the financial performance of our business, and if the mix of enrollments changes, our revenues will be impacted to the extent the average revenues per enrollments are significantly different.

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

As we continue to refine our marketing efforts, and support the enrollment activities for our school-as-a-service offerings and adult learning programs, changes in our marketing efforts and enrollment activities could lead to a decline in overall enrollment at the schools we serve or at the adult learning programs we offer.

As parents evaluate school choices for their children, we are segmenting our marketing efforts to better attract students who are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years. Our research leads us to believe that students with parents who are active and regularly engaged in their education are more likely to be successful in a virtual school. In some cases, the governing authorities of these schools may request different enrollment policies or criteria. Our marketing efforts, therefore, may not be wholly successful, and could lead to an overall decline in enrollment for our school-as-a-service, thus adversely affecting our revenue, results of operations and financial condition.

Additionally, for our Galvanize, Tech Elevator and MedCerts offerings to adult learners, we are focusing our marketing and enrollment efforts to identify and attract adult learners in data science, software engineering, healthcare, medical fields, as well as providing staffing and talent development services to employers and government agencies. However, our marketing efforts may not be successful. As a result, our overall enrollment in these adult learning programs may decline and our revenue, results of operations and financial condition may be adversely affected.

The student demographics of the schools we serve can lead to higher costs and affect our ability to sustain or grow our operating income.

The schools we serve are publicly funded and are generally obligated to accept all students meeting state or district criteria for enrollment. Because an online education environment may offer a better educational opportunity for students falling behind grade level, our school-as-a-service offerings have experienced in recent years a higher academically at-risk student population, requiring supplemental student and family support services and closer one-on-one involvement by teachers and school personnel, leading to higher costs to us in providing full management and curriculum services to the schools. We consider students academically at-risk if they were not proficient on the previous year’s state assessment, are credit-deficient, have previously dropped out, have failed courses, or score lower than average on diagnostic norm-referenced assessments. Some states have additional or different indicators to determine students who are at risk. These factors are used by the state to identify at-risk students in several states and have been found through research to impact future student performance. The schools we serve also enroll a significant percentage of special needs students with learning and/or physical disabilities, which also adds to the total costs incurred by the schools.

Education of high school students is generally more costly than K-8 as more teachers with subject matter expertise (e.g., chemistry, calculus) must be hired to support an expansive curriculum, electives, and counseling services. As the relative percentage of high school students increases as part of the total average enrollment in our school-as-a-service offerings, our costs are likely to increase.

As our cost structure evolves due to the demographics, educational profile and mix of the students enrolled in our school-as-a-service offerings, our profit margins may decline, and we may have increasing difficulty in sustaining or growing our operating income commensurate with our revenues.

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

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. For example, at-risk students who attended the Electronic Classroom of Tomorrow (ECOT) schools in Ohio which were closed in mid-school year 2017-18 by state regulators, and who then transferred to other public schools, including the Ohio Virtual Academy supported by us, could negatively impact a receiving school’s overall academic performance ratings absent a different accountability measure applicable to such students or waiver of such standards. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

Students in the school-as-a-service offerings we serve are required to complete standardized state testing, and the frequency and the results of this testing may have an impact on school enrollment. The significant increase of testing undertaken at the state level has led some parents to opt out of state assessments, a parental right which is now codified in the ESSA, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores or graduation standards especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

The transition from a federally mandated approach for curriculum standards and assessments to individual state determinations under the ESSA may create ongoing challenges to ensure that our curriculum products align with state requirements, which could possibly cause academic performance to decline and dissatisfaction by our school customers which could limit our growth and profitability.

Under the ESSA, states will set their own curriculum standards in reading, math and science, and the federal government is prohibited from mandating or incentivizing states to adopt any set of particular standards, such as Common Core. States were also given the authority under the ESSA to craft their own assessment programs to measure the proficiency of their students for college and career readiness, and may also choose to offer already available nationally recognized assessments at the high school level, such as the SAT or ACT tests. As implementation proceeds at the state level, and use of the assessments previously developed by the Partnership for Assessment of Readiness for College and Careers and Smarter Balanced Assessment Consortium consortia continues to erode, a multitude of different standards and assessments may emerge and result in temporary misalignments of our curriculum offerings with state standards, cause academic performance to decline, create a need for additional teacher training and product investments, all of which could adversely affect our relationship with public school contracting with us for a school-as-a-service offering and school district customers, financial condition, contract renewals and reputation.

Mergers, acquisitions and joint ventures present many risks, and we may not realize the financial and strategic goals that formed the basis for the transaction.

When strategic opportunities arise to expand our business, we may acquire or invest in other companies using cash, stock, debt, asset contributions or any combination thereof, such as the acquisitions of Galvanize in January 2020, Tech Elevator in November 2020 and MedCerts in November 2020. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies on a timely basis, or at all, or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions and their integrations may divert the resources that could otherwise be used to support and grow our existing lines of business. The combination of two or more independent enterprises is a complex, costly and time-consuming process.  Acquisitions may create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. We may have difficulties coordinating sales and marketing efforts to effectively position the combined company’s capabilities. Customers may decline to renew their contracts or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions and their integrations may also divert our management’s attention and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company’s systems, including but not limited to, financial accounting systems, information technology systems, transaction processing systems, internal controls and standards, and procedures and policies, and the associated costs in doing so may be higher than we anticipate.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. The acquired companies, including Galvanize, Tech Elevator and MedCerts, may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s offerings. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

To execute our business plans, we depend upon the experience and industry knowledge of our officers and other key employees, including those who joined us as part of the Galvanize, Tech Elevator, and MedCerts acquisitions. The combined company’s success will depend, in part, upon our ability to retain key management personnel and other key employees, some of which may experience uncertainty about their future roles with the combined company as a result of the acquisition. This may have a material adverse effect on our ability to attract and retain key personnel.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2021, we served 77 virtual public schools and blended schools in 30 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In both our General Education and Career Learning markets, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K-12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our post-secondary Career Learning strategic initiatives through our Galvanize, Tech Elevator and MedCerts subsidiaries, we will be competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition both from existing competitors and new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support and marketing approaches, with different pricing and service packages that may have greater appeal than our offerings. In addition, some of our school-as-a-service offerings could seek to transition to a self-managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

We may also face competition from publishers of traditional educational materials that are substantially larger than we are and have significantly greater financial, technical and marketing resources, and may enter the field through acquisitions and mergers. Many of these traditional publishers, or new market entrants, have developed their own online curriculum products and teaching materials that compete directly with our post-secondary Career Learning products. As a result, they may be able to devote more resources and move quickly to develop products and services that are superior to our platform and technologies. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete. These new and well-funded entrants may also seek to attract our key executives as employees based on their acquired expertise in virtual education where such specialized skills are not widely available.

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

Our revenues from our school-as-a-service offerings are based in part on our estimate of the total funds each school will receive in a particular school year and our estimate of the full year expenses to be incurred by each school. As a result, differences between our quarterly estimates and the actual funds received and expenses incurred could have an adverse impact on our results of operations and cash flows.

We recognize revenues ratably from certain of our fees charged to school-as-a-service offerings over the course of our fiscal year. To determine the pro rata amount of revenues to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Additionally, we take responsibility for any operating deficits incurred at most of the school-as-a-service offerings we serve. Because this may impair our ability to collect the full amount invoiced in a period and therefore collection cannot reasonably be assured, we reduce revenues by the estimated pro rata amount of the school’s net operating loss. We review our estimates of total funds and operating expenses periodically, and we revise as necessary, by adjusting our year-to-date earned revenues to be proportional to the expected revenues to be earned during the fiscal year. Actual school funding received and school operating expenses incurred may vary from our estimates or revisions and could adversely impact our revenues, results of operations and cash flows.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

●	our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Stride Career Prep schools which offer pathways for Career Learning, may not receive sufficient market acceptance to be economically viable;
●	the ongoing transition of our curriculum from Flash to HTML, and our use of third party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;
●	the acquisition or opening of additional school-as-a-service offering in states where we already have a contract with other schools can potentially complicate the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;
●	our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;
●	the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;
●	our creation of curricula and instruction protocols for courses taught through our Galvanize, Tech Elevator and MedCerts subsidiaries requires us to rely upon specialized instructors and curriculum developers;
●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction; and
●	our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp.

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

High-quality teachers are critical to maintaining the value of our learning systems and assisting students with their daily lessons. In addition, teachers in the public schools we manage or who provide instruction in connection with the online programs we offer to school districts, must be state certified (with limited exceptions or temporary waiver provisions in various states), and we must implement effective internal controls in each jurisdiction to ensure valid teacher certifications, as well as the proper matching of certifications with student grade levels and subjects to be taught. Teachers must also possess strong interpersonal communications skills to be able to effectively instruct students in a virtual school setting, and the technical skills to use our technology-based learning systems. There is a limited pool of teachers with these specialized attributes and the public schools and school districts we serve must provide competitive benefits packages to attract and retain such qualified teachers.

The teachers in many public schools we serve are not our employees and the ultimate authority relating to those teachers resides with an independent not-for-profit governing body, which oversees the schools. However, under many of our service and product agreements with virtual and blended public schools, we have responsibility to recruit, train and manage these teachers. The teacher recruitment and student assignment procedures and processes for our school-as-a-service offerings must also comply with individual state certification and reporting requirements. We must also provide continuous training to virtual and blended public school teachers so they can stay abreast of changes in student needs, academic standards and other key trends necessary to teach online effectively, including measures of effectiveness. We may not be able to recruit, train and retain enough qualified teachers to keep pace with school demand while maintaining consistent teaching quality in the various public schools we serve. Shortages of qualified teachers, failures to ensure proper teacher certifications and course assignments in each state, or decreases in the quality of our instruction, whether actual or perceived, could have an adverse effect on our business.

School teachers are subject to union organizing campaigns, and if the teachers employed by us or at the public schools we serve join a union, collective bargaining agreements negotiated with union representatives could result in higher operating expenses and the loss of management flexibility and innovation for which charter schools were created.

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

Any security incident that results in employee, customer, student, or parent information being accessed without authorization, or that otherwise disrupts or negatively impacts our operations, could harm our reputation, lead to customer attrition, and expose us to regulatory enforcement action or litigation. We may also be required to expend significant capital and other resources in response to a security breach, including notification under data privacy laws and regulations, and incur expenses related to containing the incident and remediating our information security systems.  Monetary damages and penalties and other costs or losses could be significant and may exceed insurance policy limits or may not be covered by our insurance at all.  In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems, diverting resources from other projects and disrupting our businesses.

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

Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems in a timely manner to meet significant unexpected increased demand.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 129,000 square feet of office space in Herndon, Virginia. The facility is under a lease that expires in May 2022. In addition, we lease approximately 580,000 square feet in multiple locations throughout the United States under individual leases that expire between August 2021 and August 2030.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of July 30, 2021, there were 316 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of 2U, Inc., Adtalem Global Education Inc., American Public Education Inc., Perdoceo Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Houghton Mifflin Harcourt Company, Pearson PLC, Strategic Education Inc., and Zovio Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2016 and tracks it through June 30, 2021. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-16	30-Jun-17	30-Jun-18	30-Jun-19	30-Jun-20	30-Jun-21
LRN	100	140	133	208	209	235
Peer Group Index	100	151	180	179	182	212
S&P 500	100	102	117	129	139	173
Nasdaq Composite	100	98	122	133	162	200
Russell 2000	100	92	114	112	113	165
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

ITEM 6.  SELECTED FINANCIAL DATA

This item is reserved as a result of the Company’s early adoption of Item 301 of Regulation S-K, as deleted pursuant to SEC Release No. 33-10890; 34-90459 (Management’s Discussion and Analysis; Selected Financial Data, and Supplementary Financial Information) adopted by the Securities and Exchange Commission on November 19, 2020.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2021.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Policies and Estimates—a discussion of critical accounting policies requiring judgments and estimates.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are an education services company providing virtual and blended learning. Our technology-based products and services enable our clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we offer solutions to employers, government agencies and consumers.

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception.

Our solutions address two growing markets: General Education and Career Learning.

General Education	Career Learning
● School-as-a-service	● Stride Career Prep school-as-a-service
● Stride Private Schools	● Learning Solutions Career Learning software and services sales
● Learning Solutions software and services sales	● Adult Learning

Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge.  Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study.  These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning.   Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering Stride’s General Education program may take Career Learning courses, but that student and the associated revenue is not reported as a Career Learning enrollment or Career Learning revenue. However, a student and the associated revenue, whether in middle or high school, is counted as a Career Learning enrollment or Career Learning revenue if the student is enrolled in a Career Learning program.

Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through our Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) brands. These include skills training in the data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2020-2021 school year, we provided our school-as-a-service offering for 77 schools in 30 states and the District of Columbia in the General Education market, and 33 schools or programs in 23 states in the Career Learning market.

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. The amount of revenue generated from these contracts is impacted largely by the number of enrollments, the mix of enrollments across grades and states, state or district per student funding levels and attendance requirement, among other items. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification within a negotiated time frame.

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2021, revenues increased to $1,536.8 million from $1,040.8 million in the prior year, an increase of 47.7%. Over the same period, operating income increased to $110.5 million from $32.5 million in the prior year, an increase of 240.0%. Our gross margin percentage is generally static so increases and decreases to our operating income are driven by revenue growth or a reduction in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2021 was 186.3 thousand, an increase of 65.4 thousand, or 54.1%, over the prior year.

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, beginning in late fiscal year 2020, we experienced an increase in demand for our products and services.

Environmental, Social and Governance

As overseers of risk and stewards of long-term enterprise value, Stride’s Board of Directors plays a vital role in assessing our organization’s environmental and social impacts.  They are also responsible for understanding the potential impact and related risks of environmental, social and governance (“ESG”) issues on the organization’s operating model. Our Board and management are committed to identifying those ESG issues most likely to impact business operations and growth. We craft policies that are appropriate for our industry and that are of concern to our employees, investors, customers and other key stakeholders. Our Board ensures that the Company’s leaders have ample opportunity to leverage ESG for the long-term good of the organization, its stakeholders, and society. Each Committee of the Board monitors ESG efforts in their respective areas, with the Nominating and Governance Committee coordinating across all Committees.

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We recently reinforced our commitment in this area by launching several initiatives including initially offering scholarships to advance education and career opportunities for black students, expanding career pathways in socially responsible law enforcement and increasing employment of black teachers at Stride-powered schools. We are also designing interactive courses on the history of systemic racism that we will make available for free to every public school. On February 3, 2021, we convened a national forum of educational leaders focused on creating more equitable access to high-quality educational opportunities for students from underserved communities.

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

Recent Developments

On January 26, 2021, we filed a Form 8-K to report that Nathaniel A. Davis, Chairman of the Board of Directors and Chief Executive Officer of the Company, as part of succession planning, notified our Board of Directors (the “Board”) that he resigned from his position as Chief Executive Officer, effective January 26, 2021. Mr. Davis will continue to serve as Executive Chairman of the Company.  In addition, the Board appointed James J.  Rhyu, formerly President, Corporate Strategy, Marketing and Technology, to succeed Mr. Davis as Chief Executive Officer, effective January 26, 2021.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our learning solutions sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we serve in the year ended June 30, 2021. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

Factors affecting our revenues include:

(i)	the number of enrollments;
(ii)	the mix of enrollments across grades and states;
(iii)	administrative services and curriculum sales provided to the schools and school districts;
(iv)	state or district per student funding levels and attendance requirements;
(v)	prices for our products and services;
(vi)	growth in our adult learning programs; and
(vii)	revenues from new initiatives, mergers and acquisitions.

Virtual and Blended Schools

The virtual and blended schools we serve offer an integrated package of systems, services, products, and professional expertise that we administer to support a virtual or blended public school. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service and product agreement. We provide our school-as-a-service offerings to virtual and blended public charter schools and school districts.

We define an enrollment as any student enrolled in a full service virtual or blended public school where we provide a combination of curriculum, technology, instructional and support services inclusive of administrative support. Generally, students will take four to six courses, except for some kindergarten students who may participate in half-day programs. We count each half-day kindergarten student as an enrollment. School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on the first Wednesday of October to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month-end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

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

We continually evaluate our trends in revenues by monitoring the number of student enrollments in total, by state, by school and by grade, assessing the impact of changes in school funding levels, school mix (distribution of enrollments by school),  changes in state funding rates and higher utilization in federal and state restricted funding per student, and the pricing of our curriculum and educational services.

Enrollments in virtual and blended schools on average generate substantially more revenues than enrollments served through our other sales channels where we provide limited or no administrative services.

Learning Solutions

Our Learning Solutions sales channel distributes our software and services to schools and school districts across the U.S.  Over the past few years, public schools and school districts have been increasingly adopting online solutions to augment teaching practices, launch new learning models, cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses. With the impact of the COVID-19 pandemic on education, school districts are seeking more complete virtual learning solutions in addition to curriculum, including virtual instructional delivery, scheduling, attendance monitoring for virtual instructional sessions, teacher professional development, consulting support in effective virtual instruction, and special education accommodations. Additionally, districts are seeking support for implementations that blend virtual and in-person instruction.

To address the growing need for digital solutions and the recently emerging need for comprehensive virtual solutions, our Learning Solutions team provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio approach provides a continuum of delivery models, from full-time programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. Our Learning Solutions team strives to partner with public schools and school districts, primarily in the U.S., to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments and to provide comprehensive support for teachers and administrators to deliver effective virtual and blended instructions.

Sales opportunities are driven by a number of factors in a diverse customer population, which determine the deliverable and price. These factors include:

●	Type of Customer—A customer can be a public school district, private school, charter school, early childhood learning center or corporate partner.
●	Curriculum Needs—We sell our curriculum solutions based on the scope of the customer need, and a solution is generally purchased as end-user access to a complete catalog, individual course or supplemental content title.
●	License Options—Depending on the scope of the solution, a license can be purchased for individual course enrollments, annual seat, school or district-wide site licenses or a perpetual license (a prepaid lifetime license). We may charge incrementally if we are hosting the solution.
●	Hosting—Customers may host curricula themselves or license our hosted solution. We are able to track all students for customers who use our hosted solution. However, more often in large-scale, district-wide implementations, a customer may choose to host the curriculum, and in that case, we have no visibility of individual student usage for counting enrollments.

●	Services Menu—Instructional services may be provided and priced per-enrollment or bundled in the overall price of the solution. Additional services, including professional development, title maintenance and support may also be provided and are priced based on the scope of services.

Private Schools

Private schools are schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate three accredited private online schools at differing price points and service levels. We define an enrollment as any student enrolled in one of these schools where we provide a combination of curriculum, technology, instructional and support services inclusive of administrative support. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third-party school may elect to enroll one of its students in a Stride private school course as a supplement to the student’s regular on-campus instruction. In such cases, the third-party school may pay the Stride private school tuition. We have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide electives offerings and dual diploma programs.

We believe our revenue growth depends primarily on the recruitment of students into our programs through effective marketing and word-of-mouth referral based on the quality of our service. In addition, through high service quality, we seek to retain existing students and increase the total number of courses each student takes with us. In some cases, students return each summer and take only one course. In other cases, students choose a Stride private school as their principal form of education and may stay for many years. The flexibility of our programs, the quality of our curriculum and teaching, and the student community features lead to customer satisfaction and therefore, retention.

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

Similar to our private schools, we believe our revenue growth depends primarily on the recruitment of students into our programs through effective marketing and word-of-mouth referral based on the quality of our service.

Adult Learning

We offer adult learning training programs through three brands, Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and health care sectors. Galvanize and Tech Elevator offer in-person and remote immersive full-time programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences. These programs are offered in software engineering and data science. MedCerts provides self-paced, fully online structured training programs that lead to certifications in the health care field. In many cases, Galvanize, Tech Elevator, and MedCerts work directly with a company to create a customized, tailored education plan to help the company reach its goals and train its employees according to such plan.

We believe that revenue growth in our adult learning brands depends on our ability to identify and attract prospective learners through various marketing channels.  Continued growth in these brands will also require that we demonstrate success in placing these learners in jobs following their completion of the program.

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we administer are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight in Learning Solutions and Private Schools. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services using the following steps:

●	identify the contract, or contracts, with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;

●	allocate the transaction price to the performance obligations in the contract; and
●	recognize revenue when, or as, the Company satisfies a performance obligation.

Revenues related to the products and services that we provide to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, business, and health services, for students in middle school through high school and adult learners.

The majority of our contracts are with the following types of customers:

●	a virtual or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise who contracts with the Company to provide job training.

Funding-based Contracts

We provide an integrated package of systems, services, products, and professional expertise that is administered together to support a virtual or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with our fiscal year. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

We generate revenues under contracts with virtual and blended public schools and include the following components, where required:

●	providing each of a school’s students with access to our online school and lessons;
●	offline learning kits, which include books and materials to supplement the online lessons;
●	the use of a personal computer and associated reclamation services;
●	internet access and technology support services;
●	instruction by a state-certified teacher; and
●	management and technology services necessary to support a virtual or blended school. In certain contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2020, 2019 and 2018, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.1)%, 0.6%, and 0.4%, respectively.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, new registrations, average daily attendance, special needs enrollment, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where we provide products and services to schools, we are responsible for substantially all of the expenses incurred by the school and have generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including our charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that we collect from the school. A school net operating loss in one year does not necessarily mean we anticipate losing money on the entire contract with the school. However, a school’s net operating loss may reduce our ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. We record the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations.

Subscription-based Contracts

We provide certain online curriculum and services to schools and school districts under subscription agreements. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from professional consulting, training and support services are deferred and recognized ratably over the service period.

In addition, we contract with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts are considered to be one performance obligation. We recognize these revenues pro rata over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

We provide job training over a specified contract period to enterprises. Each of these contracts are considered to be one performance obligation. We recognize these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Income Taxes

Accounting for income taxes prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. If necessary, a valuation allowance is established, based on the weight of available evidence, to reduce deferred tax assets to the amount that is more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of sufficient future taxable income. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

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

We have a valuation allowance on net deferred tax assets of $5.0 million and $5.0 million as of June 30, 2021 and 2020, respectively, for the amount that will likely not be realized.

Results of Operations

Impact of COVID-19 to Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, beginning in late fiscal year 2020, we experienced an increase in demand for our products and services.

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

If the mix of enrollments changes, our revenues will be impacted to the extent the average revenue per enrollment is significantly different. We do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled.

Reconciliation of Prior and Current Enrollment

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

	Year Ended June 30,
	2021	2020	2019

	(in thousands)
Managed Public School Programs	181.6	118.6	115.6
Non-managed Public School Programs	51.4	15.8	23.9
Total Old Reporting	233.0	134.4	139.5
Add:
Private Pay	4.7	2.3	2.3
Less:
Non-managed Public School Programs	(51.4)	(15.8)	(23.9)
Net Changes - Old vs New Reporting	(46.7)	(13.5)	(21.6)
Total New Reporting	186.3	120.9	117.9

The following represents our current enrollment for each of the periods indicated:

	Year Ended June 30,			2021 / 2020		2020 / 2019
	2021	2020	2019	Change	Change %	Change	Change %

	(In thousands, except percentages)

General Education (1)	156.7	107.8	111.2	48.9	45.4%	(3.4)	(3.1)%
Career Learning (1) (2)	29.6	13.1	6.7	16.5	126.0%	6.4	95.5%
Total Enrollment	186.3	120.9	117.9	65.4	54.1%	3.0	2.5%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was October 1, 2020 for the first quarter of fiscal year 2021 and October 2, 2019 for the first quarter of fiscal year 2020.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

Reconciliation of Prior and Current Revenues

The following is a reconciliation of our prior reporting structure to our current reporting structure for each of the periods indicated:

General Education	Year Ended June 30,
	2021	2020	2019

	(in thousands)
Managed Public School Programs	$1,328,966	$920,080	$890,275
Add:
Private Pay Schools and Other	45,327	34,772	35,524
Institutional (Non-managed and Software & Services)	106,680	74,960	89,953
Less:
Career Learning - Managed Public School Programs	(196,427)	(94,862)	(49,821)
Career Learning - Non-managed Public School Programs	(2,165)	(672)	—
Career Learning - Private Pay Schools and Other	(2,182)	(469)	—
Total General Education Revenues	$1,280,199	$933,809	$965,931

Career Learning	Year Ended June 30,
	2021	2020	2019

	(in thousands)
Career Learning - Managed Public School Programs	$196,427	$94,862	$49,821
Career Learning - Non-managed Public School Programs	2,165	672	—
Career Learning - Private Pay Schools and Other	2,182	469	—
Private Pay Schools and Other (Galvanize, MedCerts and Tech Elevator)	55,787	10,953	—
Total Career Learning Revenues	$256,561	$106,956	$49,821

The following represents our current revenues for each of the periods indicated:

	Year Ended June 30,			Change 2021 / 2020		Change 2020 / 2019
	2021	2020	2019	$	%	$	%

	(In thousands, except percentages)

General Education	$1,280,199	$933,809	$965,931	$346,390	37.1%	$(32,122)	(3.3)%
Career Learning
Middle - High School	200,774	96,003	49,821	104,771	109.1%	46,182	92.7%
Adult	55,787	10,953	—	44,834	409.3%	10,953	100.0%
Total Career Learning	256,561	106,956	49,821	149,605	139.9%	57,135	114.7%
Total Revenues	$1,536,760	$1,040,765	$1,015,752	$495,995	47.7%	$25,013	2.5%

Products and Services

Stride has invested over $500 million in the last twenty years to develop curriculum, systems, instructional practices and support services that enable us to support hundreds of thousands of students. The following describes the various products and services that we provide to customers.  Products and services are provided on an individual basis as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools. Stride is continuously innovating to remain at the forefront of effective educational techniques to meet students’ needs. It continues to expand upon its personalized learning model, improve the user experience of its products, and develop tools and partnerships to more effectively engage and serve students, teachers, and administrators.

Curriculum and Content – Stride has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best in class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. Through our subsidiaries Galvanize, Tech Elevator and MedCerts, we have added high-quality, engaging, online coursework and content in software engineering, data science, healthcare, and medical fields.

Systems – We have established a secure and reliable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and give us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single sign-on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. A la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2021		2020		2019

	(In thousands, except percentages)
Revenues	$1,536,760	100.0%	$1,040,765	100.0%	$1,015,752	100.0%
Instructional costs and services	1,001,860	65.2	693,232	66.6	663,437	65.3
Gross margin	534,900	34.8	347,533	33.4	352,315	34.7
Selling, general, and administrative expenses	424,444	27.6	315,076	30.3	306,829	30.2
Income from operations	110,456	7.2	32,457	3.1	45,486	4.5
Interest income (expense), net	(17,979)	(1.2)	698	0.1	2,761	0.3
Other income (expense), net	2,829	0.2	272	0.0	114	0.0
Income before income taxes and income (loss) from equity method investments	95,306	6.2	33,427	3.2	48,361	4.8
Income tax expense	(24,539)	(1.6)	(8,541)	(0.8)	(10,520)	(1.0)
Income (loss) from equity method investments	684	0.0	(380)	(0.0)	(632)	(0.1)
Net income attributable to common stockholders	$71,451	4.6%	$24,506	2.4%	$37,209	3.7%

Comparison of the Years Ended June 30, 2021 and 2020

Revenues.  Our revenues for the year ended June 30, 2021 were $1,536.8 million, representing an increase of $496.0 million, or 47.7%, from $1,040.8 million for the year ended June 30, 2020. General Education revenues increased $346.4 million, or 37.1%, year over year. The increase in General Education revenues was primarily due to the 45.4% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $149.6 million, or 139.9%, primarily due to a 126.0% increase in enrollments, school mix, as well as from the acquisitions of Galvanize, MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the year ended June 30, 2021 were $1,001.9 million, representing an increase of $308.7 million, or 44.5%, from $693.2 million for the year ended June 30, 2020. This increase in expense was primarily associated with the incremental personnel and related benefit costs associated with supporting higher enrollments, as well as costs associated with serving Galvanize’s customers. Instructional costs and services expenses were 65.2% of revenues during the year ended June 30, 2021, a decrease from 66.6% for the year ended June 30, 2020.

Selling, general, and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2021 were $424.4 million, representing an increase of $109.3 million, or 34.7% from $315.1 million for the year ended June 30, 2020. This increase was primarily due to an increase of $39.9 million in personnel and related benefit costs, $26.4 million in professional services expenses, $18.8 million in licensing fees, and $15.7 million in stock-based compensation. The increase in personnel and related benefit costs was partially related to the additional headcount of MedCerts and Tech Elevator, as well as a full year of headcount related to Galvanize. Selling, general, and administrative expenses were 27.6% of revenues during the year ended June 30, 2021, a decrease from 30.3% for the year ended June 30, 2020.

Income tax expense.  Income tax expense was $24.5 million for the year ended June 30, 2021, or 25.6% of income before taxes, as compared to $8.5 million, or 25.8% of income before taxes for the year ended June 30, 2020.

Comparison of the Years Ended June 30, 2020 and 2019

Revenues. Our revenues for the year ended June 30, 2020 were $1,040.8 million, representing an increase of $25.0 million, or 2.5%, from $1,015.8 million for the year ended June 30, 2019. General Education revenues decreased

$32.1 million, or 3.3%, year over year. The decrease in General Education revenues was primarily due to the 3.1% decrease in enrollments and other factors. Career Learning revenues increased $57.1 million, or 114.7%, primarily due to an increase in enrollment and school mix, as well as from the acquisition of Galvanize.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2020 were $693.2 million, representing an increase of $29.8 million, or 4.5%, from $663.4 million for the year ended June 30, 2019. This increase in expense was primarily due to the incremental personnel and related benefit costs due to supporting higher enrollments, as well as costs associated with serving Galvanize’s customers. Instructional costs and service expenses were 66.6% of revenues during the year ended June 30, 2020, an increase from 65.3% for the year ended June 30, 2019.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the year ended June 30, 2020 were $315.1 million, representing an increase of $8.3 million, or 2.7%, from $306.8 million for the year ended June 30, 2019. This increase was primarily due to increases in professional services. Selling, general, and administrative expenses were 30.3% of revenues during the year ended June 30, 2020, an increase from 30.2% for the year ended June 30, 2019.

Income tax expense. Income tax expense was $8.5 million for the year ended June 30, 2020, or 25.8% of income before taxes, as compared to a benefit of $10.5 million, or 22.0% of income before taxes for the year ended June 30, 2019. The increase in the effective tax rate for the year ended June 30, 2020 was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

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

Liquidity and Capital Resources

As of June 30, 2021, we had net working capital, or current assets minus current liabilities, of $551.3 million. Our working capital includes cash and cash equivalents of $386.1 million and accounts receivable of $369.3 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2021.

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

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. We will settle conversions by paying cash up to the outstanding principal amount, and at our election, will settle the conversion spread by paying or delivering cash or shares of our common stock, or a combination of cash and shares of our common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock. The Notes will be redeemable at our option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2021, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of June 30, 2021, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2021 and 2020, the finance lease liability was $68.9 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. We have pledged the assets financed to secure the outstanding leases.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2021 at varying rates. Individual leases with BALC include 12-month and 36-month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2021 was $134.2 million compared to $80.4 million for the year ended June 30, 2020. The $53.8 million increase in cash provided by operations between periods was primarily due to an increase in net income including non-cash adjustments partially offset by a decrease in working capital of $56.8 million. The decrease in other assets and liabilities was primarily due to increases in accounts receivable, and inventory, prepaid expenses and other assets; partially offset by an increase in accounts payable and accrued compensation and benefits. The increase in accounts receivable was related to the increase in revenue with schools with payment terms that extend beyond our fiscal year, while the increase in accrued compensation and benefits was related to an increase in our corporate bonus and accrued salaries.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2021, 2020 and 2019 was $165.4 million, $217.4 million and $61.1 million, respectively.

Net cash used in investing activities for the year ended June 30, 2021 decreased $52.0 million from the year ended June 30, 2020. The decrease was primarily due to the acquisition of Galvanize during the year ended June 30, 2020 being more than the acquisitions of MedCerts and Tech Elevator during the year ended June 30, 2021 and purchases of marketable securities of $40.5 million.

Net cash used in investing activities for the year ended June 30, 2020 increased $156.3 million from the year ended June 30, 2019. The increase was primarily due to the acquisition of Galvanize of $165.0 million, plus working capital, net of cash.

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

Financing Activities

Net cash provided by financing activities for the years ended June 30, 2021 and 2020 was $204.6 million and $65.6 million, respectively. Net cash used in financing activities for the year ended June 30, 2019 was $29.0 million.

Net cash provided by financing activities for the year ended June 30, 2021 increased $139.0 million from the year ended June 30, 2020. The increase was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million and the repayment of our Credit Facility of $100.0 million. The net increase was partially offset by the net proceeds from our Credit Facility during the year ended June 30, 2020.

Net cash provided by financing activities for the year ended June 30, 2020 increased $94.6 million from net cash used in financing activities for the year ended June 30, 2019. The increase from net cash used in financing activities was primarily due to borrowings from the Credit Facility of $105.0 million partially offset by an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $6.6 million.

Net cash used in financing activities for the year ended June 30, 2019 decreased $23.7 million from the year ended June 30, 2018. The decrease was primarily due to stock repurchases of $27.5 million in the year ended June 30, 2018.

Recent Accounting Pronouncements

For information regarding, “Recent Accounting Pronouncements,” please refer to Note 3, “Summary of Significant Accounting Policies,” contained within our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2021 and 2020, we had cash and cash equivalents totaling $386.1 million and $212.3 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. Future interest and investment income are subject to the impact of interest rate changes, and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At June 30, 2021, a 1% gross increase in interest rates earned on cash would result in a $3.9 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At June 30, 2021, we had no outstanding balance on our Credit Facility.

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

Stride, Inc.

Herndon, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stride, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 10, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

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

Revenues from Funding-based Contracts

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2021, revenues from funding-based contracts approximated $1,323 million and contributed to both lines of revenue—General Education and Career Learning. The computation of funding-based contract revenue from state sources is based upon the amount of estimated funding expected to be provided by the state where the public school or school district is located. Total estimated funding from all sources represents the maximum value of revenue to be recognized from funding-based contracts and is adjusted as necessary for individual school financial deficits and surpluses.

We identified management’s judgments related to revenues from funding-based contracts as a critical audit matter. The critical input used to calculate state estimated funding is enrollment, which is defined by the state governing authorities, varies by school and by funding metric, and often requires management to perform complex calculations subject to the use of significant estimates and assumptions. Assumptions and inputs used to determine enrollment figures may include withdrawal rates, new registrations, average daily attendance, special needs enrollment, academic progress, historical completion rate, and student location among others. Changes to these inputs and assumptions could have a material impact on the amount of expected annual funding, and thus revenues recognized. Auditing enrollment figures involved especially challenging auditor judgment due to the nature and extent of audit effort required to properly address inputs within the enrollment figures related to funding-based contracts.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the determination of enrollment figures including the monthly review of projected student counts and review of schools’ funding calculations. These controls include review of the reasonableness of assumptions used and the appropriateness of methodologies used to determine enrollment figures pursuant to the Company’s interpretation of the states’ enrollment definitions.
●	Testing the completeness, existence, and accuracy of enrollment calculations by validating a sample of underlying student data and assumptions used as inputs through the inspection of relevant source documents including admission records, student transcripts and/or report cards, and third-party support.
●	Testing the Company’s computations of enrollment figures and state estimated funding for a sample of schools through recalculating the mathematical accuracy of the calculations.
●	Performing a retrospective review of funding on a school by school basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Potomac, Maryland

August 10, 2021

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2021	2020

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$386,080	$212,299
Accounts receivable, net of allowance of $21,384 and $6,808	369,303	236,134
Inventories, net	39,690	28,300
Prepaid expenses	19,453	13,058
Other current assets	43,004	11,480
Total current assets	857,530	501,271
Operating lease right-of-use assets, net	94,671	111,768
Property and equipment, net	72,069	38,668
Capitalized software, net	57,308	48,493
Capitalized curriculum development costs, net	50,376	48,849
Intangible assets, net	99,480	77,451
Goodwill	240,353	174,939
Deposits and other assets	105,510	71,824
Total assets	$1,577,297	$1,073,263
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,144	$40,428
Accrued liabilities	77,642	27,351
Accrued compensation and benefits	80,363	47,227
Deferred revenue	38,110	24,417
Credit facility	—	100,000
Current portion of finance lease liability	27,336	13,304
Current portion of operating lease liability	20,649	20,689
Total current liabilities	306,244	273,416
Long-term finance lease liability	41,568	4,634
Long-term operating lease liability	77,458	96,544
Long-term debt	299,271	—
Deferred tax liability	31,853	13,771
Other long-term liabilities	16,255	9,569
Total liabilities	772,649	397,934
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 46,911,527 and 46,341,627 shares issued; and 41,576,784 and 41,006,884 shares outstanding	4	4
Additional paid-in capital	795,449	730,761
Accumulated other comprehensive income (loss)	(474)	93
Retained earnings	112,151	46,953
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	804,648	675,329
Total liabilities and stockholders' equity	$1,577,297	$1,073,263

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2021	2020	2019

	(In thousands except share and per share data)
Revenues	$1,536,760	$1,040,765	$1,015,752
Instructional costs and services	1,001,860	693,232	663,437
Gross margin	534,900	347,533	352,315
Selling, general, and administrative expenses	424,444	315,076	306,829
Income from operations	110,456	32,457	45,486
Interest income (expense), net	(17,979)	698	2,761
Other income, net	2,829	272	114
Income before income taxes and income (loss) from equity method investments	95,306	33,427	48,361
Income tax expense	(24,539)	(8,541)	(10,520)
Income (loss) from equity method investments	684	(380)	(632)
Net income attributable to common stockholders	$71,451	$24,506	$37,209
Net income attributable to common stockholders per share:
Basic	$1.78	$0.62	$0.96
Diluted	$1.71	$0.60	$0.91
Weighted average shares used in computing per share amounts:
Basic	40,211,016	39,478,928	38,848,780
Diluted	41,868,580	40,663,224	40,944,800

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2021	2020	2019

	(In thousands)
Net income	$71,451	$24,506	$37,209
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(567)	133	212

Comprehensive income attributable to common stockholders	$70,884	$24,639	$37,421

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2018	44,902,567	$4	$703,351	$(252)	$(13,432)	(5,334,743)	$(102,482)	$587,189
Adjustment related to revenue recognition guidance	—	—	—	—	(1,330)	—	—	(1,330)
Net income	—	—	—	—	37,209	—	—	37,209
Foreign currency translation adjustment	—	—	—	212	—	—	—	212
Stock-based compensation expense	—	—	17,013	—	—	—	—	17,013
Purchase of treasury stock	—	—	—	—	—	—	—	—
Exercise of stock options	150,290	—	3,030	—	—	—	—	3,030
Vesting of performance share units, net of tax withholding	258,263	—	—	—	—	—	—	—
Issuance of restricted stock awards	828,833	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(235,485)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(329,232)	—	(9,958)	—	—	—	—	(9,958)
Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365

Net income	—	—	—	—	24,506	—	—	24,506
Foreign currency translation adjustment	—	—	—	133	—	—	—	133
Stock-based compensation expense	—	—	24,022	—	—	—	—	24,022
Exercise of stock options	4,000	—	64	—	—	—	—	64
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,126,227	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(79,541)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(284,295)	—	(6,761)	—	—	—	—	(6,761)
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329

Adjustment related to the adoption of new accounting guidance	—	—	—	—	(6,253)			(6,253)
Net income	—	—	—	—	71,451	—	—	71,451
Foreign currency translation adjustment	—	—	—	(567)	—	—	—	(567)
Stock-based compensation expense	—	—	38,927	—	—	—	—	38,927
Exercise of stock options	990,067	—	748	—	—	—	—	748
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,502	—	—	—	—	105,502
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	578,070	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(82,419)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(260,599)	—	(9,250)	—	—	—	—	(9,250)
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities
Net income	$71,451	$24,506	$37,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,077	72,091	71,400
Stock-based compensation expense	39,333	23,609	16,676
Deferred income taxes	2,549	(1,305)	3,693
Provision for doubtful accounts	6,561	2,882	6,325
Amortization of discount and fees on debt	12,620	—	—
Noncash operating lease expense	19,567	11,827	—
Other	9,766	7,751	3,985
Changes in assets and liabilities:
Accounts receivable	(143,073)	(37,772)	(21,637)
Inventories, prepaid expenses, deposits and other current and long-term assets	(39,164)	(16,181)	(3,321)
Accounts payable	18,930	(6,213)	20,174
Accrued liabilities	15,899	7,424	8,295
Accrued compensation and benefits	32,437	3,103	5,948
Operating lease liability	(21,025)	(13,124)	—
Deferred revenue and other liabilities	18,222	1,817	(7,141)
Net cash provided by operating activities	134,150	80,415	141,606
Cash flows from investing activities
Purchase of property and equipment	(3,567)	(1,677)	(5,477)
Capitalized software development costs	(31,264)	(23,988)	(26,318)
Capitalized curriculum development costs	(17,432)	(19,332)	(16,611)
Sale of long-lived assets	223	—	389
Acquisition of Galvanize, Inc., net of cash acquired	—	(167,995)	—
Acquisition of MedCerts, LLC, net of cash acquired	(55,031)	—	—
Acquisition of Tech Elevator, Inc., net of cash acquired	(16,107)	—	—
Other acquisitions and investments, net of distributions	(1,723)	(4,373)	(13,092)
Purchases of marketable securities	(40,542)	—	—
Net cash used in investing activities	(165,443)	(217,365)	(61,109)
Cash flows from financing activities
Repayments on finance lease obligations	(24,315)	(27,675)	(21,034)
Borrowing from credit facility	—	105,000	—
Repayments on credit facility	(100,000)	(5,000)	—
Issuance of convertible senior notes, net of issuance costs	408,610	—
Purchases of capped calls in connection with convertible senior notes	(60,354)	—
Payments of contingent consideration	—	—	(1,027)
Proceeds from exercise of stock options	748	64	3,030
Withholding of stock options for tax withholding	(10,885)	—	—
Repurchase of restricted stock for income tax withholding	(9,228)	(6,761)	(9,958)
Net cash provided by (used in) financing activities	204,576	65,628	(28,989)
Net change in cash, cash equivalents and restricted cash	173,283	(71,322)	51,508
Cash, cash equivalents and restricted cash, beginning of period	213,299	284,621	233,113
Cash, cash equivalents and restricted cash, end of period	$386,582	$213,299	$284,621

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$386,080	$212,299	$283,121
Other current assets (restricted cash)	502	500	500
Deposits and other assets (restricted cash)	—	500	1,000
Total cash, cash equivalents and restricted cash	$386,582	$213,299	$284,621

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing virtual and blended learning. On December 16, 2020, the Company changed its name from K12 Inc. to Stride, Inc. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school offering Stride’s General Education program may take Career Learning courses, but that student and the associated revenue is not reported as a Career Learning enrollment or Career Learning revenue. However, a student and the associated revenue, whether in middle or high school, is counted as a Career Learning enrollment or Career Learning revenue if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. The Company also offers focused post-secondary career learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) brands. These include skills training in the data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

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

The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary and third-party curriculum, software systems and educational services designed to facilitate

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

individualized learning for students and adults. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

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

On July 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU 2017-04”). This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this standard prospectively without a material impact to its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The Company early adopted this standard in the first quarter of fiscal year 2022. The adoption resulted in the elimination of the debt discount (and related deferred tax liability) that had been recorded within equity. The net impact of the adjustments will be recorded to the opening balance of retained earnings. Preliminarily, the impacts to the consolidated balance sheet were the following: (1) increase of $110.6 million to long-term debt, (2) decrease of $89.4 million to additional paid-in capital, (3) decrease of $29.4 million to deferred tax liability, and (4) increase to retained earnings of $8.2 million.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes, fair value of contingent consideration and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Revenues related to the products and services that the Company provides to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, business, and health services, for students in middle school through high school and adult learners.

The majority of the Company’s contracts are with the following types of customers:

●	a virtual or blended school whereby the amount of revenue is primarily determined by funding the school receives;
●	a school or individual who licenses certain curriculum on a subscription or course-by-course basis; or
●	an enterprise who contracts with the Company to provide job training.

Funding-based Contracts

The Company provides an integrated package of systems, services, products, and professional expertise that is administered together to support a virtual or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with the Company’s fiscal year. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and for the upcoming school year are recorded in deferred revenue.

The Company generates revenues under contracts with virtual and blended public schools and include the following components, where required:

●	providing each of a school’s students with access to the Company’s online school and lessons;
●	offline learning kits, which include books and materials to supplement the online lessons;

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

●	the use of a personal computer and associated reclamation services;
●	internet access and technology support services;
●	instruction by a state-certified teacher; and
●	management and technology services necessary to support a virtual or blended school. In certain contracts, revenues are determined directly by per enrollment funding.

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2020, 2019 and 2018, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately (0.1)%, 0.6%, and 0.4%, respectively.

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, new registrations, average daily attendance, special needs enrollment, academic progress and historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2021, 2020 and 2019, the Company’s revenues included a reduction for net school operating losses at the schools of $63.4 million, $45.4 million, and $54.7 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2021, 2020 and 2019, were $412.1 million, $325.5 million and $342.7 million, respectively.

Subscription-based Contracts

The Company provides certain online curriculum and services to schools and school districts under subscription agreements. Revenues from the licensing of curriculum under subscription arrangements are recognized on a ratable basis over the subscription period. Revenues from professional consulting, training and support services are deferred and

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2021, 2020 and 2019, approximately 88%, 88%, and 87%, respectively, of the Company’s General Education revenues, and 98%, 99% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of business for the years ended June 30, 2021, 2020 and 2019:

	Year Ended June 30,
	2021	2020	2019

	(In thousands)

General Education	$1,280,199	$933,809	$965,931
Career Learning
Middle - High School	200,774	96,003	49,821
Adult	55,787	10,953	—
Total Career Learning	256,561	106,956	49,821
Total Revenues	$1,536,760	$1,040,765	$1,015,752

Concentration of Customers

During the years ended June 30, 2021, 2020 and 2019, the Company had zero, zero and one contract, respectively, that represented greater than 10% of revenues.

In fiscal year 2018, the Company and the Agora Cyber Charter School entered into an agreement related to its outstanding receivable of $28.7 million at June 30, 2018 to be paid over a four-year period. In addition, the term of the service agreement was extended through June 30, 2022. The Company reclassified the long-term portion of $23.2 million to deposits and other assets on the consolidated balance sheets as of June 30, 2018. The balance as of June 30, 2021 was $4.2 million and is included in accounts receivable on the consolidated balance sheets. The Company accrues interest on its long-term receivables based on contracted terms.

Contract Balances

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2021	2020

	(In thousands)

Accounts receivable	$369,303	$236,134
Unbilled receivables (included in accounts receivable)	24,794	15,688
Deferred revenue	38,110	24,417
Deferred revenue, long-term (included in other long-term liabilities)	1,973	2,236

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2021, 2020 and 2019, that was included in the previous July 1st deferred revenue balance was $25.5 million, $21.5 million, and $23.7 million, respectively. During the years ended June 30, 2021, 2020 and 2019, the Company recorded revenues of ($1.4) million, $5.9 million and $4.1 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2021 was $2.0 million.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $3.7 million, $9.7 million and $9.5 million for the years ended June 30, 2021, 2020 and 2019, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Restricted cash consists of amounts held in escrow related to the Company’s settlement agreement with Agora Cyber Charter School. The restricted cash which is short-term in nature is included in other current assets, while the portion that is long-term is included in deposits and other assets on the consolidated balance sheets.

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in other assets on the consolidated balance sheet. Held-to-maturity securities are recorded at their amortized cost. Interest income and dividends are recorded within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of ASC 326. Any declines in fair value related to a credit loss is recognized in the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2021, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of June 30, 2021, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $17.3 million and $23.2 million, respectively. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument.

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$31,850	$-	$31,850	$(24)	$31,826
U.S. Treasury Notes	8,692	-	8,692	-	8,692
Total	$40,542	$-	$40,542	$(24)	$40,518

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2021 and 2020, $8.8 million and $5.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.6 million and $4.8 million at June 30, 2021 and 2020, respectively.

Other Current Assets

Other current assets consist primarily of textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services. Additionally, other current assets include short-term marketable securities.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers	3 - 5 years
Computer hardware	3 - 7 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $3.2 million, $2.4 million and $2.3 million for the years ended June 30, 2021, 2020 and 2019, respectively, related to unreturned student computers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $8.4 million, $3.8 million and $4.1 million for the years ended June 30, 2021, 2020 and 2019, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $31.3 million, $24.0 million and $26.3 million for the years ended June 30, 2021, 2020 and 2019, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2021, 2020 and 2019.

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

Total capitalized curriculum development additions were $17.4 million, $19.3 million and $16.6 million for the years ended June 30, 2021, 2020 and 2019, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2021, 2020 and 2019.

Leases

The Company adopted ASC Topic 842, Leases (“ASC 842) as of July 1, 2019. The Company’s principal leasing activities include student computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

For its adoption of ASC 842 the Company utilized its agreements used for its finance leases as the basis for calculating its incremental borrowing rate. The rate was collateralized and its term reflected a similar term of the remaining lease payments of the Company’s largest operating lease. As of the adoption date, the incremental borrowing rate was 3.86%. Upon the execution of its senior secured revolving credit facility in January 2020 (see Note 8, “Credit Facility”), the Company reassessed its incremental borrowing rate as 2.55%. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2021, 2020 and 2019 was $11.6 million, $6.1 million and $3.0 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $12.9 million, $12.7 million, $11.7 million, $10.5 million and $9.4 million in the fiscal years ending June 30, 2022 through June 30, 2026, respectively and $42.2 million thereafter.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

The Company has one reporting unit. The process for testing goodwill and intangible assets with indefinite lives for impairment is performed annually, as well as when an event triggering impairment may have occurred. Companies are also allowed to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo the quantitative impairment test as part of their annual goodwill impairment process. The Company performs its annual assessment on May 31st, which is then updated for any changes in conditions as of June 30th.

During the years ended June 30, 2021 and 2020, the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

On January 27, 2020, the Company acquired Galvanize for $165.0 million and working capital. On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million; and 100% of Tech Elevator in exchange for $23.5 million, plus working capital of $2.2 million. The Company’s acquisitions are discussed in more detail in Note 13, “Acquisitions and Investments.”

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table represents goodwill additions/reductions resulting from the acquisitions mentioned above during the years ended June 30, 2021, 2020 and 2019:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2018	$90.2
Adjustments	—
Balance as of June 30, 2019	$90.2
Acquisition of Galvanize, Inc.	84.7
Balance as of June 30, 2020	$174.9
Acquisition of MedCerts, LLC	51.1
Acquisition of Tech Elevator, Inc.	17.9
Adjustments related to Galvanize, Inc.	(3.5)
Balance as of June 30, 2021	$240.4

The following table represents the balance of the Company’s intangible assets as of June 30, 2021 and 2020:

	June 30, 2021			June 30, 2020
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$84.5	$(17.4)	$67.1	$77.9	$(12.0)	$65.9
Customer and distributor relationships	37.7	(21.2)	16.5	25.3	(17.2)	8.1
Developed technology	21.3	(5.7)	15.6	6.6	(3.5)	3.1
Other	1.4	(1.1)	0.3	1.4	(1.0)	0.4
Total	$144.9	$(45.4)	$99.5	$111.2	$(33.7)	$77.5

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the years ended June 30, 2021 and 2020, the Company considered whether there were events or circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. It identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Certain restricted stock awards with a market-based performance component are valued using a Monte Carlo simulation model that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate, and expected stock price

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

volatility over the expected life of awards. The Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture.

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $23.0 million, $32.7 million and $38.0 million for the years ended June 30, 2021, 2020 and 2019, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 13, “Acquisitions and Investments.” As of June 30, 2021, the estimated fair value of the long-term debt was $389.3 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized discount and debt issuance costs on its consolidated balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2021, the estimated fair value of the Company’s marketable securities was $40.5 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies / Investments in Marketable Securities.”

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2021 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$—	$11,082
Convertible note received in acquisition	5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2020 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2021.

	Year Ended June 30, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Gains (Losses)	June 30, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$249	$11,082
Convertible note received in acquisition	5,006	—	—	5,006

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

	Year Ended June 30, 2019
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2018	and Settlements	Gains (Losses)	June 30, 2019

	(In thousands)
Contingent consideration associated with acquisitions	$1,345	$(1,347)	$2	$—
Convertible note received in acquisition	—	5,006	—	5,006

Net Income Per Common Share

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

The following schedule presents the calculation of basic and diluted net income per share:

	Year Ended June 30,
	2021	2020	2019

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$71,451	$24,506	$37,209
Weighted average common shares — basic	40,211,016	39,478,928	38,848,780
Basic net income per share	$1.78	$0.62	$0.96

Diluted net income per share computation:

Net income attributable to common stockholders	$71,451	$24,506	$37,209
Share computation:
Weighted average common shares — basic	40,211,016	39,478,928	38,848,780
Effect of dilutive stock options and restricted stock awards	1,657,564	1,184,296	2,096,020
Weighted average common shares — diluted	41,868,580	40,663,224	40,944,800
Diluted net income per share	$1.71	$0.60	$0.91

For the years ended June 30, 2021, 2020 and 2019, shares issuable in connection with stock options and restricted stock of 296,577, 729,008 and 140,657, respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

Reclassification

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the statement of cash flows.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2021	2020

	(In thousands)
Student computers	$99,728	$48,153
Computer software	16,201	17,268
Computer hardware	9,461	14,505
Leasehold improvements	18,320	17,396
State testing computers	7,440	7,461
Furniture and fixtures	7,104	7,178
Office equipment	1,455	1,372
	159,709	113,333
Less accumulated depreciation and amortization	(87,640)	(74,665)
	$72,069	$38,668

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $6.6 million, $4.3 million and $5.2 million during the years ended June 30, 2021, 2020 and 2019, respectively. Depreciation expense of $31.4 million, $17.9 million and $15.0 million related to computers provided to students is reflected in instructional costs and services during the years ended June 30, 2021, 2020 and 2019, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses. Maintenance and repair expenses totaled $7.9 million, $10.3 million and $13.7 million for the years ended June 30, 2021, 2020 and 2019, respectively.

Capitalized software costs consist of the following at:

	June 30,
	2021	2020

	(In thousands)
Capitalized software	$281,705	$249,720
Less accumulated depreciation and amortization	(224,397)	(201,227)
	$57,308	$48,493

The Company recorded amortization expense of $19.7 million, $20.8 million and $22.3 million related to capitalized software reflected in instructional costs and services and $4.2 million, $5.5 million and $7.4 million reflected in selling, general, and administrative expenses during the years ended June 30, 2021, 2020 and 2019, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2021	2020

	(In thousands)
Capitalized curriculum development costs	$173,971	$156,018
Less accumulated depreciation and amortization	(123,595)	(107,169)
	$50,376	$48,849

The Company recorded amortization expense of $16.4 million, $17.5 million and $18.5 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2021,

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

2020 and 2019, respectively.

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

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2021	2020

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$22,159	$21,850
Reserves	5,038	3,374
Accrued expenses	5,552	4,117
Stock compensation expense	8,193	7,064
Other assets	7,466	2,252
Deferred revenue	437	759
Lease liability	27,812	29,640
Federal tax credits	—	20
State tax credits	—	44
Total deferred tax assets	76,657	69,120
Deferred tax liabilities
Capitalized curriculum development	(9,307)	(9,245)
Capitalized software and website development costs	(14,026)	(11,907)
Property and equipment	(11,613)	(6,213)
Right-of-use assets	(26,889)	(28,273)
Returned materials	(4,520)	(2,385)
Purchased intangibles	(22,031)	—
Convertible debt	(15,077)	(19,877)
Total deferred tax liabilities	(103,463)	(77,900)
Net deferred tax liability before valuation allowance	(26,806)	(8,780)
Valuation allowance	(5,047)	(4,991)
Net deferred tax liability	$(31,853)	$(13,771)
Reported as:
Long-term deferred tax liabilities	$(31,853)	$(13,771)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $5.0 million and $5.0 million as of June 30, 2021 and 2020, respectively, predominantly related to foreign income tax net operating losses ("NOL").

At June 30, 2021, the Company had approximately $65.8 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020. The federal NOL carryforwards, in the amount of $9.2 million, generated prior to 2018 will begin to expire, if unused, in 2035. Due to the Tax Cuts and Jobs Act (the “Tax Act”), the federal NOL carryforwards, in the amount of $56.6 million, generated after 2017 have an indefinite carryforward period.  Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control.  The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

At June 30, 2021, the Company had tax effected state NOL carryforwards of $3.3 million, net of valuation allowances, and will expire on various dates.

The components of the income before income taxes for the years ended June 30, 2021, 2020 and 2019 were as follows:

	Year Ended June 30,
	2021	2020	2019

	(In thousands)
Domestic	$81,068	$27,672	$43,448
Foreign	14,922	5,375	4,281
Total income before income taxes	$95,990	$33,047	$47,729

The components of the income tax expense (benefit) for the years ended June 30, 2021, 2020 and 2019 were as follows:

	Year Ended June 30,
	2021	2020	2019

	(In thousands)
Current:
Federal	$12,290	$6,907	$3,919
State	6,643	1,911	1,988
Foreign	3,057	1,028	920
Total current	21,990	9,846	6,827
Deferred:
Federal	2,287	(1,687)	3,412
State	262	382	281
Total deferred	2,549	(1,305)	3,693
Total income tax expense (benefit)	$24,539	$8,541	$10,520

The provision for (benefit from) income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2021	2020	2019
U.S. federal tax at statutory rates	21.0%	21.0%	21.0%
Permanent items	(0.4)	1.1	0.5
Lobbying	0.2	0.4	0.4
Non-deductible compensation	4.9	9.0	1.6
State taxes, net of federal benefit	5.8	5.3	4.3
Research and development tax credits	(0.9)	(1.8)	(0.5)
Change in valuation allowance	(0.1)	0.1	0.2
Effects of foreign operations	0.4	0.3	0.1
Reserve for unrecognized tax benefits	0.2	(2.4)	(2.1)
Other	(0.5)	(0.8)	(0.4)
Stock-based compensation	(5.0)	(6.4)	(3.1)
Provision for (benefit from) income taxes	25.6%	25.8%	22.0%

The increase in the effective income tax rate for the year ended June 30, 2020, as compared to the effective tax rate for the year ended June 30, 2019, was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Tax Uncertainties

The Company follows the provisions of ASC 740, Income Taxes (“ASC 740”) which applies to all tax positions related to income taxes. ASC 740 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. ASC 740 clarifies accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement related to unrecognized tax benefits.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2021, 2020 and 2019, the Company had $0.1 million, $0.1 million and $0.2 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2021, 2020 and 2019 were as follows:

	Year Ended June 30,
	2021	2020	2019

	(In thousands)
Balance at beginning of the year	$850	$1,545	$2,392
Additions for prior year tax positions	196	161	194
Additions for current year tax positions	261	179	87
Reductions for prior year tax positions	(250)	(1,035)	(1,128)
Balance at end of the year	$1,057	$850	$1,545

If recognized, all of the $1.1 million balance of unrecognized tax benefits as of June 30, 2021 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2017.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2015.

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with PNC Equipment Finance, LLC (“PNC”) and Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2021 and 2020, the finance lease liability was $68.9 million and $17.9 million, respectively, with lease interest rates ranging from 1.52% to 3.87%. As of June 30, 2021 and 2020, the balance of the associated right-of-use assets was $49.0 million and $19.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the consolidated statements of operations.

Individual leases under the agreement with PNC include 36-month payment terms at varying rates, with a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2021 at varying rates. Individual leases with BALC include 12-month and 36-month payment terms,

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary, as of June 30, 2021 and June 30, 2020, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	Year Ended June 30,
	2021	2020

	(in thousands)

2021	$—	$13,587
2022	28,715	2,653
2023	28,105	2,040
2024	14,303	—
Total minimum payments	71,123	18,280
Less: imputed interest	(2,219)	(342)
Finance lease liability	68,904	17,938
Less: current portion of finance lease liability	(27,336)	(13,304)
Long-term finance lease liability	$41,568	$4,634

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2021 and 2020, the operating lease liability was $98.1 million and $117.2 million, respectively. As of June 30, 2021 and 2020 the balance of the associated right-of-use assets was $94.7 million and $111.8 million, respectively. The impact of Galvanize’s adoption of ASC 842 was part of the purchase price accounting which is discussed in more detail in Note 13, “Acquisitions and Investments.” Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of June 30, 2021 and June 30, 2020, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	Year Ended June 30,
	2021	2020

	(in thousands)

2021	$—	$23,626
2022	23,030	22,326
2023	16,204	15,841
2024	15,032	14,769
2025	14,222	13,949
Thereafter	38,679	38,544
Total minimum payments	107,167	129,055
Less: imputed interest	(9,060)	(11,822)
Operating lease liability	98,107	117,233
Less: current portion of operating lease liability	(20,649)	(20,689)
Long-term operating lease liability	$77,458	$96,544

The Company is subleasing two of its facilities through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations. The following is a summary as of June 30, 2021 and June 30, 2020, respectively, of the expected sublease income:

	Year Ended June 30,
	2021	2020

	(in thousands)

2021	$—	$1,960
2022	1,496	1,496
2023	797	797
2024	66	66
Total sublease income	$2,359	$4,319

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the years ended June 30, 2021 and 2020:

	Year Ended June 30,
	2021		2020

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$28,647		$16,740
Interest on lease liabilities	1,111		820
Instructional costs and services:
Operating lease cost	15,877		6,902
Short-term lease cost	181		222
Sublease income	(920)		(419)
Selling, general, and administrative expenses:
Operating lease cost	6,681		6,227
Short-term lease cost	970		992
Sublease income	(916)		(760)
Total lease cost	$51,631		$30,724

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(21,025)		$(13,124)
Financing cash flows from finance leases	(24,315)		(27,675)
Right-of-use assets obtained in exchange for new finance lease liabilities	66,861		17,160
Right-of-use assets obtained in exchange for new operating lease liabilities	1,643		6,311
Weighted-average remaining lease term - finance leases	2.52	yrs.	0.79	yrs.
Weighted-average remaining lease term - operating leases	6.58	yrs.	7.15	yrs.
Weighted-average discount rate - finance leases	2.45%		2.86%
Weighted-average discount rate - operating leases	2.75%		2.76%

7. Debt

The following is a summary, as of June 30, 2021 and June 30, 2020, respectively, of the components of the Company’s outstanding long-term debt:

	Year Ended June 30,
	2021	2020

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$—
Less: unamortized discount	(113,331)	—
Less: unamortized debt issuance costs	(7,398)	—
Total debt	299,271	—
Less: current portion of debt	—	—
Long-term debt	$299,271	$—

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $3.9 million for the year ended June 30, 2021.

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

The $125.4 million also represents the initial discount recorded on the Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Notes. The Company incurred debt issuance costs of $11.4 million. These costs were allocated pro rata to liabilities and equity based upon the initial carrying values attributable to each. The portion of the debt issuance costs allocated to equity is not subject to amortization; while the portion allocated to liabilities is amortized over the contractual term of the Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $12.0 million and $0.6 million, respectively, during the year ended June 30, 2021. The effective interest rate of the Notes for the year ended June 30, 2021 was 6.4%.

Before June 1, 2027, noteholders will have the right to convert their Notes only upon the occurrence of certain events. After June 1, 2027, noteholders may convert their Notes at any time at their election until two days prior to the maturity date. The Company will settle conversions by paying cash up to the outstanding principal amount, and at the Company’s election, will settle the conversion spread by paying or delivering cash or shares of its common stock, or a combination of cash and shares of its common stock. The initial conversion rate is 18.9109 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $52.88 per share of common stock. The Notes will be redeemable at the Company’s option at any time after September 6, 2024 at a cash redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest, subject to certain stock price hurdles as discussed in the Indenture.

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

8. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility are at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2021, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of June 30, 2021, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. At June 30, 2021, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 575,026. At June 30, 2021, there were 4,378,183 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For awards subject to service and performance-based vesting conditions, the Company recognizes stock-based compensation expense retroactively through a cumulative catch-up adjustment when it is probable that the performance condition will be achieved. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand-alone agreements during the years ended June 30, 2021, 2020 and 2019 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2018	1,199,307	$19.97	3.55	$788,277
Granted	—	—
Exercised	(150,290)	20.16
Forfeited or canceled	(13,000)	29.82
Outstanding, June 30, 2019	1,036,017	$19.82	2.64	$11,312,871
Granted	—	—
Exercised	(4,000)	16.07
Forfeited or canceled	(10,500)	30.92
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(990,067)	19.83
Forfeited or canceled	—	—
Outstanding and exercisable, June 30, 2021	31,450	$16.58	0.82	$437,037

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended June 30, 2021, 2020 and 2019 was $24.6 million, $0.0 million, and $1.2 million, respectively.

As of June 30, 2021, there was no unrecognized compensation expense related to nonvested stock options granted. During the years ended June 30, 2021, 2020 and 2019, the Company recognized $0.0 million, $0.1 million and $0.6 million, respectively, of stock-based compensation expense related to stock options.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2021, 2020 and 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	1,676,907	$15.12
Granted	828,833	18.44
Vested	(947,703)	14.72
Canceled	(235,485)	17.40
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	1,126,227	26.84
Vested	(750,634)	16.93
Canceled	(79,541)	21.48
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	578,070	37.87
Vested	(704,921)	21.78
Canceled	(82,419)	27.94
Nonvested, June 30, 2021	1,409,334	$30.26

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2021, 126,417 new performance-based restricted stock awards were granted and in total, 574,611 remain nonvested at June 30, 2021. During the year ended June 30, 2021, 110,594 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During the year ended June 30, 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at outperform for calendar year 2021.

During the year ended June 30, 2021, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over the following two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at outperform for fiscal year 2021.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however, the first two-thirds of the award will not vest until fiscal year 2021. The remaining one-third will vest in fiscal year 2022, if achieved. Additionally, if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. The Company is currently amortizing the second and third tranches over their vesting periods because it believes that it is probable that the free cash flow targets will be met each year. The free cash flow metric was not met for fiscal year 2020; however, the Company believes that it will be met in aggregate, and therefore is amortizing the first tranche over a three-year period.

During fiscal year 2020, the Company granted 141,524 performance-based restricted stock awards to the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2021 451,653 new service-based restricted stock awards were granted and in total, 834,724 remain nonvested at June 30, 2021. During the year ended June 30, 2021, 594,327 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2021, there was $24.2 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock awards granted for the years ended June 30, 2021 and 2020 was $21.9 million and $30.2 million, respectively. The total fair value of shares vested for the years ended June 30, 2021 and 2020 was $24.5 million and $17.9 million, respectively. During the years ended June 30, 2021, 2020 and 2019, the Company recognized $22.6 million, $17.1 million and $12.3 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Performance share unit activity (excluding liability-classified awards) during the years ended June 30, 2021, 2020 and 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	708,979	$13.15
Granted	2,372,241	10.61
Vested	(427,954)	13.24
Canceled	(281,025)	13.02
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	100,964	15.30
Vested	—	—
Canceled	(8,352)	29.93
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	477,700	40.17
Vested	—	—
Canceled	(64,509)	28.33
Nonvested, June 30, 2021	2,878,044	$15.26

Fiscal Year 2021 Tech Elevator MIP

During the year ended June 30, 2021, the Company granted, to the executive team of Tech Elevator, a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 13, “Acquisitions and Investments” for additional detail on the Company’s acquisition). The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 LTIP

During the year ended June 30, 2021, the Company granted 111,450 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company is currently amortizing certain awards over their vesting periods because it believes that it is probable that the specific metrics will be achieved. One metric with a target grant date fair value of $0.3 million is assumed to be achieved at target, two metrics with a target grant date fair value of $0.2 million is assumed to be achieved at threshold, and the remaining metrics are currently being assessed as not probable of achievement.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2021 Career Learning PSUs

During the year ended June 30, 2021, the Company granted 366,250 PSUs at target which are tied to the achievement of Career Learning revenues targets for fiscal years 2021 – 2023. These PSUs had a grant date fair value of $16.5 million, or a weighted average grant-date fair value of $45.05 per share. The vesting is as follows:

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

The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 Career Learning PSUs are an equity-classified award. The Company determined the achievement of the performance conditions associated with the fiscal year 2021 revenues and fiscal year 2022 revenues was not probable, and probable at the target level, respectively. The Company determined the likelihood of achievement of the performance conditions associated with the fiscal year 2023 revenues are not able to be determined at this time.

Fiscal Year 2020 Galvanize TRIP

During fiscal year 2020, the Company granted, to the executive team of Galvanize, a target level of $12.3 million under a Transaction Related Incentive Plan (“TRIP”) which is tied to the achievement of certain revenue and EBITDA targets of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche #2”), both of which are expected to vest after achievement is certified in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively, for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. The TRIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions associated with all tranches are not probable.

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain career learning revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”), both of which will vest after achievement is certified on October 15, 2021. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest after achievement is certified on August 15, 2022. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with Tranche #1 was not probable, while Tranche #2 and Tranche #3 was determined to be probable at the outperform level for both.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Summary of All Performance Share Units

As of June 30, 2021, there was $11.6 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 0.5 years. During the years ended June 30, 2021, 2020, and 2019 the Company recognized $16.7 million, $6.3 million and $3.9 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above is $0.8 million related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the years ended June 30, 2021, 2020 and 2019 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2018	—	$—
Granted	18,258	25.41
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2019	18,258	$25.41
Granted	23,844	20.13
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2020	42,102	$22.42
Granted	17,252	21.01
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2021	59,354	$22.01

Summary of All Deferred Stock Units

As of June 30, 2021, there was $0.2 million of total unrecognized compensation expense related to nonvested

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

DSUs. The cost is expected to be recognized over a weighted average period of 0.5 years. During the years ended June 30, 2021, 2020 and 2019, the Company recognized $0.4 million, $0.5 million and $0.5 million, respectively, of stock-based compensation expense related to DSUs.

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

Georgia Cyber Academy Arbitration

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

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company, one of its current officers, and one of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive.  On February 17, 2021, the Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff.  The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning its technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents.  The complaint seeks unspecified monetary damages and other relief.  The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021, and a decision on the motion remains outstanding.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

On December 21, 2020 and April 30, 2021, respectively, related derivative lawsuits captioned Larry Shemen, et al v. Aida M. Alvarez, et al, Case No. 1:20-cv-01731 (the “Shemen Case”), and Wajid Ahmed v. Aida M. Alvarez, et al, Case No. 1:21-cv-00618 (the “Ahmed Case) were filed by three of the Company’s shareholders in the United States District Court for the District of Delaware.  The plaintiffs in the Shemen Case and the Ahmed Case allege substantially the same facts alleged in the Consolidated Securities Class Action.  By stipulation of the parties on May 14, 2021, the Court consolidated the Shemen Case and the Ahmed Case under the caption In re Stride Inc. Derivative Litigation, Case No. 20-01731 (the “Consolidated Derivative Action”), and designated as operative the complaint filed in the Ahmed Case.  The operative complaint purports to assert claims on the Company’s behalf against certain of its officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and for violation of Sections 14(a) and 20(a) of the Exchange Act.  The complaint seeks unspecified monetary damages, corporate governance reforms, and other relief.  The Consolidated Derivative Action is stayed pending resolution of the Company’s motion to dismiss in the Consolidated Securities Class Action.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company provided guarantees of approximately $0.5 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, beginning in late fiscal year 2020, the Company experienced an increase in demand for its products and services.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

customers and prospects, or on its long-term financial results.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral is effective from the enactment date through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, 50% of the deferred amount by December 31, 2021 and the remainder by December 31, 2022. The deferred payroll taxes due on December 31, 2021 are recorded within accrued liabilities and the deferred payroll taxes due on December 31, 2022 are recorded within other long-term liabilities on the consolidated balance sheets.

11. Restructuring

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

12. Severance

During the years ended June 30, 2021, 2020 and 2019, the Company reduced its workforce, resulting in severance of $2.4 million, $1.5 million and $1.0 million, respectively. Included in severance expense for the years ended June 30, 2021, 2020 and 2019 is $0.5 million, $0.1 million and $0.1 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

13. Acquisitions and Investments

Acquisition of MedCerts, LLC

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. The purchase price is payable in two tranches; $55.0 million was paid at closing, and $15.0 million plus the final contingent consideration will be paid on the 18-month anniversary of the closing. In addition, during the fourth quarter of fiscal year 2021, the Company paid an additional $0.3 million related to the finalization of the working capital. MedCerts students participate in online, hands-on career training courses in the healthcare and medical fields as they prepare for more than a dozen national healthcare certifications. The acquisition of MedCerts further expands the Company’s post-secondary skills training in the healthcare and medical fields. The Company also plans to use MedCerts’ curriculum to create appropriate content to offer high school students.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$205
Current assets, excluding cash	5,074
Property and equipment, net	1,896
Intangible assets, net	26,607
Goodwill	51,033
Current liabilities	(2,201)
Deferred revenue	(1,562)
Deferred tax asset (liability)	16
Total consideration	$81,068

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
	$26,607

The contingent consideration represents the fair value of additional consideration payable to the seller, estimated using a Monte Carlo simulation model. The amount of consideration to be distributed on the 18-month anniversary of the closing is based on a multiplier calculated using the annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period December 2021 – May 2022. This multiplier is applied to the annualized trailing EBITDA for the period March 2022 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of the original purchase price of $70.0 million ($34.3 million).

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration, and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During the year ended June 30, 2021, the Company recorded an expense of $0.3 million related to the estimate of the fair value of its contingent consideration. That adjustment is recorded within selling, general, and administrative expenses on the consolidated statements of operations. The fair value of the contingent consideration as of June 30, 2021 was $11.1 million and is recorded within accrued liabilities on the consolidated balance sheets.

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the tangible and intangible assets acquired and liabilities assumed. Goodwill will not be amortized but instead will be tested for

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

impairment at least annually (or more frequently if indicators of impairment arise). In the event that management determines that the goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill is deductible for tax purposes.

Included in the Company’s consolidated results of operations for the year ended June 30, 2021 are revenues and a loss from operations of $14.6 million and $3.5 million, respectively, related to MedCerts.

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

Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which was based on estimates and assumptions that are subject to change, the preliminary estimated purchase price was allocated as follows (in thousands):

Allocation of Purchase Price

Cash	$1,736
Current assets, excluding cash	518
Property and equipment, net	513
Operating lease right-of-use assets, net	724
Intangible assets, net	7,105
Goodwill	17,897
Other assets	377
Current liabilities	(267)
Deferred revenue	(534)
Deferred tax liability	(1,650)
Current operating lease liability	(420)
Long-term operating lease liability	(304)
Total consideration	$25,695

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Included in the Company’s consolidated results of operations for the year ended June 30, 2021 are revenues and income from operations of $7.2 million and $0.4 million, respectively, related to Tech Elevator.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Included in the Company’s consolidated results of operations for the years ended June 30, 2021 and 2020 are revenues of $33.7 million and $11.0 million, respectively, and loss from operations of $42.2 million and $18.1 million, respectively, related to Galvanize.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Pro Forma Combined Results of Operations

The following unaudited pro forma combined results of operations give effect to the acquisition of Galvanize as if it had occurred on July 1, 2018, and MedCerts and Tech Elevator as if they had occurred on July 1, 2019. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisitions occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

	Year Ended June 30,
(In thousands)	2021	2020	2019
Revenues	$1,552,173	$1,091,429	$1,066,304
Income (loss) from operations	111,287	2,647	23,148
Net income (loss)	72,443	(4,506)	13,729

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of June 30, 2021, the Company has contributed an aggregate $6.9 million to these funds: $2.0 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $4.9 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the consolidated balance sheet.

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the consolidated balance sheets.

14. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. During the years ended June 30, 2021, 2020 and 2019, contributions made by the Company to Future of School were $1.3 million, $1.2 million, and $1.4 million, respectively. In fiscal year 2019, the Company accrued $2.5 million for contributions to be made in subsequent years. The amounts shown for fiscal year 2021 reduced that obligation to zero as of June 30, 2021. In fiscal year 2021, the Company accrued $3.5 million for contributions to be made over the next five years with $1.2 million committed to be paid in fiscal year 2022.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to first 4% of each participant’s contribution. The Company expensed $3.8 million, $1.8 million and $1.6 million during the years ended June 30, 2021, 2020 and 2019, respectively, under the 401(k) Plan.

16. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2021	2020	2019

Cash paid for interest	$4,504	$1,287	$1,108
Cash paid for taxes	$18,717	3,384	$4,453

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842	$—	$17,652	$—
Right-of-use assets obtained from acquisitions	$1,280	$99,676	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	66,861	17,160	19,664

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$255	$229	$167
Stock-based compensation expense capitalized on curriculum development	116	184	170

Business combinations:
Acquired assets	$11,043	$130,868	$—
Intangible assets	33,712	68,483	—
Goodwill	68,930	84,741	—
Assumed liabilities	(4,826)	(103,490)	—
Deferred revenue	(2,096)	(3,374)	—

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2021, 2020 and 2019

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2021	$6,807,674	6,561,243	(8,014,626)	$21,383,543
June 30, 2020	$11,765,869	2,882,067	7,840,262	$6,807,674
June 30, 2019	$12,384,279	6,325,188	6,943,598	$11,765,869

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2021	$4,817,300	1,038,019	208,036	$5,647,283
June 30, 2020	$4,131,386	877,357	191,443	$4,817,300
June 30, 2019	$3,491,655	1,359,595	719,864	$4,131,386

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2021	$811,682	2,007,076	$ 545,386	$2,273,372
June 30, 2020	$788,230	835,488	812,036	$811,682
June 30, 2019	$899,654	383,770	495,194	$788,230
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2021, 2020 and 2019, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2021	$4,990,768	123,249	66,939	$5,047,078
June 30, 2020	$4,548,900	441,868	—	$4,990,768
June 30, 2019	$4,458,517	90,383	—	$4,548,900

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We acquired MedCerts and Tech Elevator on November 30, 2020, each which represented less than 1% of our revenues during the fiscal year ended June 30, 2021. Excluding goodwill, intangible assets and operating lease right-of-use assets recorded from the transaction, MedCerts and Tech Elevator each represented less than 1% of our total assets as of June 30, 2021. As the MedCerts and Tech Elevator acquisitions were completed during the second quarter of fiscal year

2021, the scope of management’s assessment of the effectiveness of its internal control over financial reporting does not include the MedCerts and Tech Elevator businesses. This exclusion is pursuant to the SEC’s general guidance that an assessment of a recently acquired business’ internal control over financial reporting may be omitted from the scope of management’s assessment of its internal control over financial reporting for one year following the date of acquisition.

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2021, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

We completed the implementation of our new NetSuite Enterprise Resource Planning (“ERP”) system during the fiscal year ended June 30, 2021. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system, there was no change in our internal control over financial reporting that occurred during the year ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As it relates specifically to the last fiscal quarter, there have been no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are not required to include an assessment of the internal control over financial reporting of an entity acquired during the reporting period in our evaluation of internal control over financial reporting for Stride. We are in the process of incorporating MedCerts’ and Tech Elevator’s operations into our internal control over financial reporting and intend to complete this within one year of the acquisition date.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stride, Inc.

Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and financial statement schedule listed in the accompanying index and our report dated August 10, 2021 expressed an unqualified opinion thereon.

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

As indicated in the accompanying ”Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MedCerts and Tech Elevator, which were acquired on November 30, 2020, and which are included in the consolidated balance sheets of the Company as of June 30, 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. As of June 30, 2021, MedCerts and Tech Elevator each constituted less than 1% of total assets and net assets, excluding the goodwill, intangible assets and operating right-of-use assets and related lease liabilities recorded for MedCerts and Tech Elevator. For the year ended June 30, 2021, MedCerts recorded a net loss of $3.5 million and Tech Elevator recorded net income of $0.4 million and each constituted less than 1% of consolidated revenues. Management did not assess the effectiveness of internal control over financial reporting of MedCerts and Tech Elevator because of the timing of the acquisitions which were completed on November 30, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MedCerts and Tech Elevator.

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

/s/ BDO USA, LLP

Potomac, Maryland

August 10, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the 2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2021 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Corporate Governance and Board Matters” and, if applicable, “Delinquent Section 16(a) Reports.”

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at www.stridelearning.com under the Investor Relations – Governance section. We intend to satisfy the disclosure requirements under the Exchange Act regarding any amendment to, or waiver from a material provision of our Code of Business Conduct and Ethics involving our principal executive, financial or accounting officer or controller by posting such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2021 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation for Fiscal 2021.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2021, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2021

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	31,450	(1)	$16.58	575,026	(2)
(1)	Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)	The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2021 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2021 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

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

3.2	Second Amended and Restated Bylaws of K12 Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 9, 2016, File No. 001-33883).
3.3	Fifth Restated Certificate of Incorporation of Stride, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
3.4	Third Amended and Restated Bylaws of Stride, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
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

4.10

Indenture, 1.125% Convertible Senior Notes Due 2027, dated as of August 31, 2020, between K12 Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883)

4.11

Form of Global Note representing the 1.125% Convertible Senior Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).

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

Exhibit No.	Description of Exhibit
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

10.17	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).
10.18

First Amendment to Credit Agreement, dated August 25, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2020, File No. 001-33883).

10.19*

Letter Agreement, dated January 22, 2021, between Stride, Inc. and James Rhyu (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2021, File No. 001 33883).

10.20*

Fourth Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2021, File No. 001 33883).

21.1	Subsidiaries of K12 Inc.
23.1	Consent of BDO USA, LLP.

Exhibit No.	Description of Exhibit
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
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

August 11, 2021	STRIDE, INC.

	By:	/s/ JAMES J. RHYU
Name: James J. Rhyu
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints James J. Rhyu, Timothy J. Medina and Vincent W. Mathis, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. RHYU	Chief Executive Officer (Principal Executive Officer)	August 11, 2021
James J. Rhyu

/s/ TIMOTHY J. MEDINA	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 11, 2021
Timothy J. Medina
/s/ NATHANIEL A. DAVIS	Executive Chairman	August 11, 2021
Nathaniel A. Davis

/s/ AIDA M. ALVAREZ	Director	August 11, 2021
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 11, 2021
Craig R. Barrett

/s/ GUILLERMO BRON	Director	August 11, 2021
Guillermo Bron

/s/ ROBERT L. COHEN	Director	August 11, 2021
Robert L. Cohen

/s/ JOHN M. ENGLER	Director	August 11, 2021
John M. Engler

/s/ STEVEN B. FINK	Director	August 11, 2021
Steven B. Fink

/s/ VICTORIA D. HARKER	Director	August 11, 2021
Victoria D. Harker

/s/ ROBERT E. KNOWLING, JR.	Director	August 11, 2021
Robert E. Knowling, Jr.

/s/ LIZA McFADDEN	Director	August 11, 2021
Liza McFadden