Form 10-Q
period 2021-09-30
Stride, Inc.
filed 2021-10-20
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 14, 2021, the Registrant had 42,685,582 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$218,519	$386,080
Accounts receivable, net of allowance of $21,935 and $21,384	519,393	369,303
Inventories, net	24,873	39,690
Prepaid expenses	38,358	19,453
Other current assets	56,436	43,004
Total current assets	857,579	857,530
Operating lease right-of-use assets, net	96,471	94,671
Property and equipment, net	76,884	72,069
Capitalized software, net	57,965	57,308
Capitalized curriculum development costs, net	49,866	50,376
Intangible assets, net	96,267	99,480
Goodwill	240,353	240,353
Deposits and other assets	94,980	105,510
Total assets	$1,570,365	$1,577,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$58,589	$62,144
Accrued liabilities	75,746	77,642
Accrued compensation and benefits	35,945	80,363
Deferred revenue	64,918	38,110
Current portion of finance lease liability	32,413	27,336
Current portion of operating lease liability	17,023	20,649
Total current liabilities	284,634	306,244
Long-term finance lease liability	46,747	41,568
Long-term operating lease liability	82,568	77,458
Long-term debt	410,269	299,271
Deferred tax liability	7,783	31,853
Other long-term liabilities	18,458	16,255
Total liabilities	850,459	772,649
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 47,111,604 and 46,911,527 shares issued; and 41,776,861 and 41,576,784 shares outstanding, respectively	4	4
Additional paid-in capital	708,265	795,449
Accumulated other comprehensive income (loss)	(330)	(474)
Retained earnings	114,449	112,151
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	719,906	804,648
Total liabilities and stockholders' equity	$1,570,365	$1,577,297

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2021	2020

	(In thousands except share and per share data)
Revenues	$400,226	$370,960
Instructional costs and services	273,824	241,069
Gross margin	126,402	129,891
Selling, general, and administrative expenses	133,379	117,827
Income (loss) from operations	(6,977)	12,064
Interest expense, net	(1,993)	(2,107)
Other income (expense), net	(89)	429
Income (loss) before income taxes and income (loss) from equity method investments	(9,059)	10,386
Income tax benefit	2,893	2,376
Income (loss) from equity method investments	283	(96)
Net income (loss) attributable to common stockholders	$(5,883)	$12,666
Net income (loss) attributable to common stockholders per share:
Basic	$(0.15)	$0.32
Diluted	$(0.15)	$0.30
Weighted average shares used in computing per share amounts:
Basic	40,559,066	39,985,417
Diluted	40,559,066	42,189,673

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2021	2020

	(In thousands)
Net income (loss)	$(5,883)	$12,666
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	144	(192)

Comprehensive income (loss) attributable to common stockholders	$(5,739)	$12,474

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to new convertible debt guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net loss	—	—	—	—	(5,883)	—	—	(5,883)
Foreign currency translation adjustment	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	8,050	—	—	—	—	8,050
Exercise of stock options	15,025	—	246	—	—	—	—	246
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	398,943	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,740)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(179,151)	—	(6,020)	—	—	—	—	(6,020)
Balance, September 30, 2021	47,111,604	$4	$708,265	$(330)	$114,449	(5,334,743)	$(102,482)	$719,906

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(5,883)	$12,666
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	24,147	18,277
Stock-based compensation expense	8,286	8,893
Deferred income taxes	5,484	8,065
Provision for doubtful accounts	152	4,875
Amortization of discount and fees on debt	404	1,219
Noncash operating lease expense	5,005	4,789
Other	4,325	6,003
Changes in assets and liabilities:
Accounts receivable	(150,263)	(196,953)
Inventories, prepaid expenses, deposits and other current and long-term assets	1,260	(23,975)
Accounts payable	(1,256)	30,893
Accrued liabilities	(2,464)	(1,883)
Accrued compensation and benefits	(44,395)	(19,629)
Operating lease liability	(5,321)	(5,165)
Deferred revenue and other liabilities	29,009	37,392
Net cash used in operating activities	(131,510)	(114,533)
Cash flows from investing activities
Purchase of property and equipment	(1,278)	(1,106)
Capitalized software development costs	(9,690)	(7,204)
Capitalized curriculum development costs	(4,376)	(4,488)
Sale of long-lived assets	—	223
Other acquisitions and investments, net of distributions	(192)	(3,113)
Proceeds from the maturity of marketable securities	1,501	—
Purchases of marketable securities	(9,196)	—
Net cash used in investing activities	(23,231)	(15,688)
Cash flows from financing activities
Repayments on finance lease obligations	(7,020)	(5,669)
Repayments on credit facility	—	(100,000)
Issuance of convertible senior notes, net of issuance costs	—	409,390
Purchases of capped calls in connection with convertible senior notes	—	(60,354)
Proceeds from exercise of stock options	246	32
Withholding of stock options for tax withholding	—	(10,885)
Repurchase of restricted stock for income tax withholding	(6,043)	(5,808)
Net cash provided by (used in) financing activities	(12,817)	226,706
Net change in cash, cash equivalents and restricted cash	(167,558)	96,485
Cash, cash equivalents and restricted cash, beginning of period	386,582	213,299
Cash, cash equivalents and restricted cash, end of period	$219,024	$309,784

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$218,519	$308,784
Other current assets (restricted cash)	505	500
Deposits and other assets (restricted cash)	—	500
Total cash, cash equivalents and restricted cash	$219,024	$309,784

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing virtual and blended learning. On December 16, 2020, the Company changed its name from K12 Inc. to Stride, Inc. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is not reported as a Career Learning enrollment or Career Learning revenue. However, a student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. The Company also offers focused post-secondary career learning programs to adult learners, through its Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) brands. These include skills training in the data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2021 and 2020, the condensed consolidated statements of cash flows for the three months ended September 30, 2021 and 2020, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2022, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2021, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2021.

The Company operates in one operating and reportable business segment as a technology-based education company providing proprietary and third party curriculum, software systems and educational services designed to facilitate individualized learning for students and adults. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. The adoption resulted in the elimination of the debt discount (and related deferred tax liability) that had been recorded within equity (see Note 6, “Debt”). The net impact of the adjustments was recorded to the opening balance of retained earnings, as presented in the statement of stockholders’ equity. The impacts to the consolidated balance sheet were the following: (1) increase of $110.6 million to long-term debt, (2) decrease of $89.5 million to additional paid-in capital, (3) decrease of $29.3 million to deferred tax liability, and (4) increase to retained earnings of $8.2 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2021 and 2020.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Each state and/or school district has variations in the school funding formulas and methodologies that it uses to estimate funding for revenue recognition at its respective schools. As the Company estimates funding for each school, it takes into account the state definition for count dates on which reported enrollment numbers will be used for per pupil funding. The parameters the Company considers in estimating funding for revenue recognition purposes include school district count definitions, withdrawal rates, new registrations, average daily attendance, special needs enrollment, academic progress, historical completion, student location, funding caps and other state specified categorical program funding.

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2021 and 2020, the Company’s revenues included a reduction for net school operating losses at the schools of $12.9 million and $19.9 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2021 and 2020 were $113.9 million and $109.8 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2021 and 2020, approximately 90%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 89%, respectively, of the Company’s General Education revenues, and 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020

	(In thousands)

General Education	$306,341	$313,848
Career Learning
Middle - High School	71,411	48,771
Adult	22,474	8,341
Total Career Learning	93,885	57,112
Total Revenues	$400,226	$370,960

Concentration of Customers

During the three months ended September 30, 2021 and 2020, the Company had zero contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,
	2021	2021

	(In thousands)

Accounts receivable	$519,393	$369,303
Unbilled receivables (included in accounts receivable)	23,111	24,794
Deferred revenue	64,918	38,110
Deferred revenue, long-term (included in other long-term liabilities)	3,732	1,973

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the previous July 1st deferred revenue balance was $25.2 million and $14.8 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded revenues of $2.3 million and ($0.1) million, respectively, related to performance obligations satisfied in prior periods.

STRIDE, INC.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2021 was $3.7 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the condensed consolidated balance sheets. The securities with maturities greater than one year

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

are classified as long-term and are included in other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. Interest income and dividends are recorded within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2021 and June 30, 2021, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of September 30, 2021, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $29.5 million and $18.5 million, respectively. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$40,092	$-	$40,092	$(43)	$40,049
U.S. Treasury Notes	7,867	-	7,867	(6)	7,861
Total	$47,959	$-	$47,959	$(49)	$47,910

As of June 30, 2021, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $17.3 million and $23.2 million, respectively. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2021 and June 30, 2021, $6.3 million and $8.8 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.7 million and $5.6 million at September 30, 2021 and June 30, 2021, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers provided to students reflected in instructional costs and services for the three months ended September 30, 2021 and 2020 was $8.1 million and $5.5 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2021 and 2020 was $1.2 million and $1.0 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $3.3 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $9.7 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded amortization expense related to capitalized software of $6.2 million and $4.7 million during the three months ended September 30, 2021 and 2020, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2021 and 2020 was $1.3 million and $1.1 million, respectively.

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

Total capitalized curriculum development additions were $4.4 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2021 and 2020  was $4.2 million and $4.0 million, respectively, and is recorded in instructional costs and services.

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

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. The Company’s current incremental borrowing rate of

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.50% is based upon its agreements used for its finance leases. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

Policy Elections

Short-term Leases

The Company has elected as an on-going accounting policy election not to record a right-of-use asset or lease liability on its short-term facility leases of 12 months or less, and will expense its lease payments on a straight-line basis over the lease term. The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2021 and 2020 was $3.2 million and $2.1 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $9.6 million, $12.7 million, $11.7 million, $10.5 million, and $9.3 million in the fiscal years ending June 30, 2022 through June 30, 2026, respectively, and $42.2 million thereafter.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

The Company has one reporting unit. The process for testing goodwill and intangible assets with indefinite lives for impairment is performed annually, as well as when an event triggering impairment may have occurred. Companies are also allowed to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo the quantitative impairment test as part of their annual goodwill impairment process. The Company performs its annual assessment on May 31st which is then updated for any changes in condition as of June 30th.

During the three months ended September 30, 2021 and 2020, the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2021 and June 30, 2021:

	September 30, 2021			June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$84.5	$(18.8)	$65.7	$84.5	$(17.4)	$67.1
Customer and distributor relationships	37.7	(22.2)	15.5	37.7	(21.2)	16.5
Developed technology	21.3	(6.5)	14.8	21.3	(5.7)	15.6
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$144.9	$(48.6)	$96.3	$144.9	$(45.4)	$99.5

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2021 and 2020, the Company considered whether there were events or circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. It identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 11, “Acquisitions and Investments.” As of September 30, 2021, the estimated fair value of the long-term debt was $420.1 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2021, the estimated fair value of the Company’s marketable securities was $47.9 million. The Company

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

The following table summarizes certain fair value information at September 30, 2021 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,205	$—	$—	$11,205
Convertible note received in acquisition	5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2021 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$—	$11,082
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Gains/(Losses)	September 30, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$123	$11,205
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended September 30, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Gains/(Losses)	September 30, 2020

	(In thousands)
Convertible note received in acquisition	$5,006	$—	$—	$5,006

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and vesting of all dilutive unvested restricted stock awards. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets includes restricted stock awards outstanding. The dilutive effect of the Company’s convertible debt is determined using the if-converted method when the Company’s stock is trading above the conversion price. However, based on the structure of the instrument and how it is settled upon conversion, it would produce a similar result as the previously applied treasury stock method.

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2021	2020

	(In thousands except share and per share data)
Basic net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$(5,883)	$12,666
Weighted average common shares — basic	40,559,066	39,985,417
Basic net income (loss) per share	$(0.15)	$0.32

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$(5,883)	$12,666
Share computation:
Weighted average common shares — basic	40,559,066	39,985,417
Effect of dilutive stock options and restricted stock awards	—	2,204,256
Weighted average common shares — diluted	40,559,066	42,189,673
Diluted net income (loss) per share	$(0.15)	$0.30

For the three months ended September 30, 2021 and 2020, 2,700,193 and 188,583 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the condensed consolidated statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2021 and 2020, the Company’s effective income tax rate was 33.0% and (23.1)%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2021  and June 30, 2021, the finance lease liability was $79.2 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 2.58%. As of September 30, 2021 and June 30, 2021, the balance of the associated right-of-use assets was $61.5 million and $49.0

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through [October 2021] at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary, as of September 30, 2021 and June 30, 2021, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2021	June 30, 2021

	(in thousands)

2022	$25,312	$28,715
2023	34,043	28,105
2024	20,238	14,303
2025	1,918	—
Total minimum payments	81,511	71,123
Less: imputed interest	(2,351)	(2,219)
Finance lease liability	79,160	68,904
Less: current portion of finance lease liability	(32,413)	(27,336)
Long-term finance lease liability	$46,747	$41,568

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  September 30, 2021 and June 30, 2021, the operating lease liability was $99.6 million and $98.1 million, respectively. As of September 30, 2021 and June 30, 2021, the balance of the associated right-of-use assets was $96.5 million and $94.7 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2031 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of September 30, 2021 and June 30, 2021, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2021	June 30, 2021

	(in thousands)

2022	$15,254	$23,030
2023	16,432	16,204
2024	15,752	15,032
2025	15,258	14,222
2026	12,300	11,247
Thereafter	35,267	27,432
Total minimum payments	110,263	107,167
Less: imputed interest	(10,672)	(9,060)
Operating lease liability	99,591	98,107
Less: current portion of operating lease liability	(17,023)	(20,649)
Long-term operating lease liability	$82,568	$77,458

The Company is subleasing two of its facilities through May 2022 and one through July 2023. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of September 30, 2021 and June 30, 2021, respectively, of the expected sublease income:

	September 30, 2021	June 30, 2021

	(in thousands)

2022	$1,106	$1,496
2023	797	797
2024	66	66
Total sublease income	$1,969	$2,359

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$7,620		$4,837
Interest on lease liabilities	417		118
Instructional costs and services:
Operating lease cost	3,935		3,945
Short-term lease cost	18		63
Sublease income	(332)		(251)
Selling, general, and administrative expenses:
Operating lease cost	1,667		1,588
Short-term lease cost	4		222
Sublease income	(129)		(229)
Total lease cost	$13,200		$10,293

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,321)		$(5,165)
Financing cash flows from finance leases	(7,020)		(5,669)
Right-of-use assets obtained in exchange for new finance lease liabilities	13,983		16,754
Right-of-use assets obtained in exchange for new operating lease liabilities	6,805		212
Weighted-average remaining lease term - finance leases	2.31	yrs.	2.34	yrs.
Weighted-average remaining lease term - operating leases	6.80	yrs.	6.99	yrs.
Weighted-average discount rate - finance leases	2.37%		2.41%
Weighted-average discount rate - operating leases	2.79%		2.75%

6.   Debt

The following is a summary, as of September 30, 2021 and June 30, 2021, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2021	June 30, 2021

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized discount	—	(113,331)
Less: unamortized debt issuance costs	(9,731)	(7,398)
Total debt	410,269	299,271
Less: current portion of debt	—	—
Long-term debt	$410,269	$299,271

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended September 30, 2021 and 2020, the Company recorded coupon interest expense of $1.2 million and $0.4 million, respectively.

Prior to the adoption of ASU 2020-06, the Company separated the Notes into liability and equity components. The initial carrying amount of the liability component was $294.6 million and was calculated using a discount rate of 6.5%. The discount rate was based on the terms of a similar debt instrument as the Notes without the associated conversion feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Notes, or $125.4 million. The amount recorded in equity was not subject to remeasurement or amortization. The $125.4 million also represented the initial discount recorded on the Notes. As discussed in Note 3, “Summary of Significant Accounting Policies - Recent Accounting Pronouncements,” the discount recorded within debt and equity was eliminated upon the adoption of ASU 2020-06.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended September 30, 2021 and 2020, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.1 million, respectively.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2021, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of September 30, 2021, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of September 30, 2021, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 215,914. As of September 30, 2021, there were 4,472,752 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For awards subject to service and performance-based vesting conditions, the Company recognizes stock-based compensation expense retroactively through a cumulative catch-up adjustment when it is probable that the performance condition will be achieved. Performance-based awards are typically granted at threshold, target and outperform levels and final payout percentages can vary depending on the performance of the award. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

Stock option activity including stand-alone agreements during the three months ended September 30, 2021 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(15,025)	16.36
Forfeited or canceled	(1,000)	31.73
Outstanding and exercisable, September 30, 2021	15,425	$15.80	1.32	$310,587

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

options) that would have been received by the option holders had all options holders exercised their options on September 30, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $0.2 million and $24.2 million, respectively.

As of September 30, 2021, there was no unrecognized compensation expense related to nonvested stock options granted. During the three months ended September 30, 2021 and 2020, the Company recognized zero stock-based compensation expense related to stock options.

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

Restricted stock award activity during the three months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	398,943	36.09
Vested	(428,669)	27.70
Canceled	(34,740)	30.40
Nonvested, September 30, 2021	1,344,868	$32.80

Performance-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2021, 27,293 new performance-based restricted stock awards were granted and in total, 394,172 remain nonvested at September 30, 2021. During the three months ended September 30, 2021, 207,732 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021. If achieved, one-third of the award will vest immediately, and the remaining two-thirds will vest annually over two years. The Company is currently amortizing these awards over their vesting periods because it believes that it is probable that the Adjusted EBITDA metric will be achieved at outperform for calendar year 2021.

During fiscal year 2021, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. In August 2021, achievement was certified at 133% of target, which resulted in an additional 27,293 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however the first two-thirds of the award will not vest until fiscal year 2021. The remaining one-third will vest in fiscal year 2022, if achieved. Additionally, if either of the first two tranches are

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. In August 2021, the second tranche was achieved at above target resulting in the vesting of 119,431 shares. The Company is currently amortizing the third tranche over the vesting period because it believes that it is probable that the free cash flow target will be met. The free cash flow metric was not met for fiscal year 2020, however, the Company believes that it will be met in aggregate, and therefore is amortizing the first tranche over a three-year period.

Service-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2021, 371,650 new service-based restricted stock awards were granted and in total, 950,696 remain nonvested at September 30, 2021. During the three months ended September 30, 2021, 220,937 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2021, there was $31.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the three months ended September 30, 2021 and 2020 was $14.4 million and $17.0 million, respectively. The total fair value of shares vested for the three months ended September 30, 2021 and 2020 was $14.4 million and $14.6 million, respectively. During the three months ended September 30, 2021 and 2020, the Company recognized $5.3 million and $5.5 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity (excluding liability-classified awards) during the three months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	252,750	36.25
Vested	—	—
Canceled	(77,690)	45.05
Nonvested, September 30, 2021	3,053,104	$16.24

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fiscal Year 2022 LTIP

During the three months ended September 30, 2021, the Company granted 250,250 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted, to the executive team of Tech Elevator, a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 11, “Acquisitions and Investments” for additional detail on the Company’s acquisition). The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions are not able to be determined at this time.

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under a LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company is currently amortizing certain awards over their vesting periods because it believes that it is probable that the specific metrics will be achieved. Two metrics with a target grant date fair value of $0.2 million are assumed to be achieved at threshold, and the remaining metrics are currently being assessed as not probable of achievement.

Fiscal Year 2021 Career Learning PSUs

During fiscal year 2021, the Company granted 366,250 PSUs at target which are tied to the achievement of Career Learning revenue targets for fiscal years 2021 – 2023. These PSUs had a grant date fair value of $16.5 million, or a weighted average grant-date fair value of $45.05 per share. The vesting is as follows:

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 Career Learning PSUs are an equity-classified award. In August 2021, the Company determined the performance condition of fiscal year 2021 revenues were not achieved resulting in a forfeiture of those shares. The Company determined the achievement of the performance conditions associated with the fiscal year 2022 revenues was probable at the outperform level. The Company determined the likelihood of achievement of the performance conditions associated with the fiscal year 2023 revenues are not able to be determined at this time.

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

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain career learning revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”). In October 2021, Tranche #2 achievement was certified at approximately 193% of target and vested immediately, while Tranche #1 was not achieved and was forfeited. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest after achievement is certified in August 2022. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with Tranche #3 was probable at the outperform level.

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

During fiscal year 2019, the Company granted 2,108,305 PSUs at a weighted average grant-date fair value of $8.18 per share, based on the highest level of performance. During fiscal year 2020, the Company granted an additional 66,934 PSUs at a weighted average grant-date fair value of $12.56 per share, based on the highest level of performance. The final amount of PSUs was determined (and vesting occurred) based on the 30-day average price of the Company’s stock subsequent to seven days after the release of fiscal year 2021 results. The fair value was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. The SPP is a market-based award, and therefore is not subject to any probability assessment by the Company.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In October 2021, the Company certified achievement of the 2019 SPP based upon the 30-day average price of the Company’s stock during the period of August 18, 2021 – September 17, 2021 of $34.13. The 112% market capitalization growth over the three-year performance period resulted in the vesting 1,656,594 shares to the Company’s six named executive officers.

Summary of All Performance Share Units

As of September 30, 2021, there was $13.6 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.6 years. During the three months ended September 30, 2021 and 2020, the Company recognized $3.0 million and $3.4 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the three months ended September 30, 2021 and 2020 is $0.3 million and zero, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	59,354	$22.01
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2021	59,354	$22.01

Summary of All Deferred Stock Units

As of September 30, 2021, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.3 years. During the three months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended September 30, 2021 and 2020, contributions made by the Company to Future of School were $0.6 million and $0.7 million, respectively. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts shown for the three months ended September 30, 2021 and 2020 reduced those obligations and as of September 30, 2021, $2.9 million remains outstanding as related to the fiscal year 2021 accrual.

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

Georgia Cyber Academy Arbitration

On May 10, 2019, K12 Virtual Schools LLC filed a demand for arbitration with the American Arbitration Association (“AAA”), Case No. 01-19-001-4778, naming Georgia Cyber Academy, Inc. (“GCA”) as the respondent.  The demand asserted claims for GCA’s breach and anticipatory breach of the Educational Products and Services Agreement between GCA and K12 Virtual Schools LLC, as amended on January 4, 2019, based on GCA’s engagement of other educational products and service providers for the school year 2019-2020.  On May 29, 2019, GCA filed counterclaims against K12 Virtual Schools, LLC for breach of contract, fraud, breach of the duty of good faith and fair dealing, and negligent misrepresentation.  The AAA appointed an arbitrator on June 12, 2019, and the parties presented evidence in support of their respective claims during merits hearings in March and June 2020.  On July 8, 2020, the parties executed an agreement, effective June 30, 2020, to resolve all of their claims.  Under the terms of the settlement agreement, GCA was scheduled to pay the Company $19 million over a period of two years, of which $10 million was paid in July 2020. The Company and GCA agreed to settle the remaining $9 million for a payment of $8.64 million that was received by the Company in August 2021.

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company, one of its current officers, and one of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive.  On February 17, 2021, the Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff.  The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleges, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning its technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents.  The complaint seeks unspecified monetary damages and other relief.  The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021,which the Court granted, without prejudice, on September 16, 2021. The Court’s order permits the optional filing of a second amended complaint.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 21, 2020 and April 30, 2021, respectively, related derivative lawsuits captioned Larry Shemen, et al v. Aida M. Alvarez, et al, Case No. 1:20-cv-01731 (the “Shemen Case”), and Wajid Ahmed v. Aida M. Alvarez, et al, Case No. 1:21-cv-00618 (the “Ahmed Case) were filed by three of the Company’s shareholders in the United States District Court for the District of Delaware.  The plaintiffs in the Shemen Case and the Ahmed Case allege substantially the same facts alleged in the Consolidated Securities Class Action.  By stipulation of the parties on May 14, 2021, the Court consolidated the Shemen Case and the Ahmed Case under the caption In re Stride Inc. Derivative Litigation, Case No. 20-01731 (the “Consolidated Derivative Action”), and designated as operative the complaint filed in the Ahmed Case.  The operative complaint purports to assert claims on the Company’s behalf against certain of its officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and for violation of Sections 14(a) and 20(a) of the Exchange Act.  The complaint seeks unspecified monetary damages, corporate governance reforms, and other relief.  The Consolidated Derivative Action is stayed pending resolution of the Company’s motion to dismiss in the Consolidated Securities Class Action. Because the dismissal of the Consolidated Securities Class Action was without prejudice, the stay remains in effect in the Consolidated Derivative Action.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company provided guarantees of approximately $0.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Acquisitions and Investments

Acquisition of MedCerts, LLC

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. The purchase price is payable in two tranches; $55.0 million was paid at closing, and $15.0 million plus the final contingent consideration will be paid on the 18-month anniversary of the closing. In addition, during the fourth quarter of fiscal year 2021, the Company paid an additional $0.3 million related to the finalization of working capital. MedCerts students participate in online, hands-on career training courses in the healthcare and medical fields as they prepare for more than a dozen national healthcare certifications. The acquisition of MedCerts further expands the Company’s post-secondary skills training in the healthcare and medical fields. The Company also plans to use MedCerts’ curriculum to create appropriate content to offer high school students.

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

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration, and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During fiscal year 2021, the Company recorded an expense of $0.3 million related to the estimate of the fair value of its contingent consideration. During the three months ended September 30, 2021, the Company recorded an expense of $0.1 million related to the estimate of the fair value of its contingent consideration. Those adjustments are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations. The fair value of the contingent consideration as of September 30, 2021 was $11.2 million and is recorded within accrued liabilities on the condensed consolidated balance sheets.

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

Included in the Company’s condensed consolidated results of operations for the three months ended September 30, 2021 are revenues and a loss from operations of $8.9 million and $0.2 million, respectively, related to MedCerts.

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

Included in the Company’s condensed consolidated results of operations for the three months ended September 30, 2021 are revenues and income from operations of $3.9 million and $0.2 million, respectively, related to Tech Elevator.

Pro Forma Combined Results of Operations

The following unaudited pro forma combined results of operations give effect to the acquisition of MedCerts and Tech Elevator as if they had occurred on July 1, 2020. The unaudited pro forma combined results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

had the acquisitions occurred on the dates assumed, nor are these financial statements necessarily indicative of the Company’s future consolidated results of operations. The unaudited pro forma combined results of operations do not reflect the costs of any integration activities or any benefits that may result from operating efficiencies or revenue synergies.

Three Months Ended
(In thousands)	September 30, 2020
Revenues	$381,501
Income (loss) from operations	14,112
Net income (loss)	14,343

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of September 30, 2021, the Company has contributed an aggregate $7.1 million to these funds: $2.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $4.9 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that will be accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. The Company’s investment in Tallo is included in deposits and other assets on the condensed consolidated balance sheets.

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2021	2020

	(In thousands)
Cash paid for interest	$2,811	$1,011
Cash paid for taxes	$12,593	$8,292

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	—	556
Right-of-use assets obtained in exchange for new finance lease liabilities	13,983	16,754

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$68	$67
Stock-based compensation expense capitalized on curriculum development	29	49

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which we refer to as our Annual Report, and in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2021.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception. In our most recent academic year ended June 30, 2021, we graduated 11,587 high school students.

Our solutions address two growing markets: General Education and Career Learning.

General Education	Career Learning
● School-as-a-service	● Stride Career Prep school-as-a-service
● Stride Private Schools	● Learning Solutions Career Learning software and services sales
● Learning Solutions software and services sales	● Adult Learning

Products and services for the General Education market are predominantly focused on core subjects including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and address a range of student needs including safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is not reported as a Career Learning enrollment or Career Learning revenue. However, a student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through our Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”) brands. These include skills training in the data science, software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification within a negotiated time frame. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2021-2022 school year, we provide our school-as-a-service offering for 80 schools in 30 states and the District of Columbia in the General Education market, and 42 schools or programs in 24 states in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the three months ended September 30, 2021, revenues increased to $400.2 million from $371.0 million in the prior year, an increase of 7.9%. Over the same period, operating income decreased to a ($7.0) million operating loss from $12.1 million of operating income in the prior year, a decrease of 157.9%. Our gross margin percentage is generally static so increases to our operating income are driven by revenue growth or a reduction in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2021 were 189.6 thousand, a decrease of 5.8 thousand, or 3.0%, over the prior year.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2021 / 2020
	2021	2020	Change	Change %

	(In thousands, except percentages)

General Education (1)	147.6	164.6	(17.0)	(10.3)%
Career Learning (1) (2)	42.0	30.8	11.2	36.4%
Total Enrollment	189.6	195.4	(5.8)	(3.0)%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2021 for the first quarter of fiscal year 2022 and October 1, 2020 for the first quarter of fiscal year 2021.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

Revenue Data

Revenues are captured by market based on the underlying customer contractual agreements. Where customers purchase products and services for both General Education and Career Learning markets we allocate revenues based on the program each student selects for enrollment. All kindergarten through fifth grade students are considered General

Education students. Periodically, a middle school or high school student enrollment may change line of revenue classification.

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2021 / 2020
	2021	2020	$	%

	(In thousands, except percentages)

General Education	$306,341	$313,848	$(7,507)	(2.4)%
Career Learning
Middle - High School	71,411	48,771	22,640	46.4%
Adult	22,474	8,341	14,133	169.4%
Total Career Learning	93,885	57,112	36,773	64.4%
Total Revenues	$400,226	$370,960	$29,266	7.9%

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

Systems – We have established a secure and reliable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single-sign on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. A la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2021		2020

	(Dollars in thousands)
Revenues	$400,226	100.0%	$370,960	100.0%
Instructional costs and services	273,824	68.4	241,069	65.0
Gross margin	126,402	31.6	129,891	35.0
Selling, general, and administrative expenses	133,379	33.3	117,827	31.8
Income (loss) from operations	(6,977)	(1.7)	12,064	3.3
Interest expense, net	(1,993)	(0.5)	(2,107)	(0.6)
Other income (expense), net	(89)	(0.0)	429	0.1
Income (loss) before income taxes and income (loss) from equity method investments	(9,059)	(2.3)	10,386	2.8
Income tax benefit	2,893	0.7	2,376	0.6
Income (loss) from equity method investments	283	0.1	(96)	(0.0)
Net income (loss) attributable to common stockholders	$(5,883)	(1.5)%	$12,666	3.4%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues.  Our revenues for the three months ended September 30, 2021 were $400.2 million, representing an increase of $29.2 million, or 7.9%, from $371.0 million for the same period in the prior year. General Education revenues decreased $7.5 million, or 2.4%, year over year. The decrease in General Education revenues was primarily due to the 10.3% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $36.8 million, or 64.4%, primarily due to a 36.4% increase in enrollments, school mix, as well as from the acquisition of MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2021 were $273.8 million, representing an increase of $32.7 million, or 13.6%, from $241.1 million for the same period in the prior year. This increase in expense was primarily due to a slower than normal ramp in expenses during the three months ended September 30, 2020. During the three months ended September 30, 2021, personnel costs were relatively constant throughout the quarter due to enrollment already at the higher levels as compared to the prior period. Instructional costs and services expenses were 68.4% of revenues during the three months ended September 30, 2021, an increase from 65.0% for the three months ended September 30, 2020.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2021 were $133.4 million, representing an increase of $15.6 million, or 13.2% from $117.8 million for the same period in the prior year. The increase was primarily due to an increase of $11.0 million in professional services and marketing expenses, and $4.2 million in personnel and related benefit costs.  Selling, general, and administrative expenses were 33.3% of revenues during the three months ended September 30, 2021, an increase from 31.8% for the three months ended September 30, 2020.

Income tax benefit.  Income tax benefit was $2.9 million for the three months ended September 30, 2021, or 33.0% of loss before income taxes, as compared to a benefit of $2.4 million, or (23.1)% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended September 30, 2021 was primarily due to the excess tax benefit from the stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2021, we had net working capital, or current assets minus current liabilities, of $572.9 million. Our working capital includes cash and cash equivalents of $218.5 million and accounts receivable of $519.4 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2021.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2021, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of September 30, 2021, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of September 30, 2021 and June 30, 2021, the finance lease liability was $79.2 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 2.58%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through [October 2021] at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2021 was $131.5 million compared to $114.5 million for the three months ended September 30, 2020. The increase of $17.0 million was primarily due to a decrease in net income and accounts payable, partially offset by a decrease in inventories, prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2021 was $23.2 million compared to $15.7 million for the three months ended September 30, 2020, an increase of $7.5 million. The increase was primarily due to net purchases of marketable securities.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2021 was $12.8 million compared to net cash provided by financing activities of $226.7 million during the three months ended September 30, 2020, a decrease of $239.5 million. The decrease was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million and the repayment on our Credit Facility of $100.0 million in fiscal year 2021.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021 and June 30, 2021, we had cash and cash equivalents totaling $218.5 million and $386.1 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. Future interest and investment income is subject to the impact of interest rate changes and we may be subject to changes in the fair value of our investment portfolio as a result of changes in interest rates. At September 30, 2021, a 1% gross increase in interest rates earned on cash would result in a $2.2 million annualized increase in interest income.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At September 30, 2021, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 10 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on August 11, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

On October 14, 2021, Dr. Shaun McAlmont , President, Career Learning Solutions, notified the Company of his decision to resign from his position effective October 29, 2021 to pursue other opportunities. Dr. McAlmont’s decision to leave the Company was not the result of a disagreement with respect to the Company’s operations, policies or practices.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 20, 2021