Form 10-Q
period 2021-12-31
Stride, Inc.
filed 2022-01-26
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 21, 2022, the Registrant had 42,787,741 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$256,986	$386,080
Accounts receivable, net of allowance of $26,305 and $21,384	430,436	369,303
Inventories, net	23,941	39,690
Prepaid expenses	29,240	19,453
Other current assets	75,528	43,004
Total current assets	816,131	857,530
Operating lease right-of-use assets, net	91,410	94,671
Property and equipment, net	74,149	72,069
Capitalized software, net	60,520	57,308
Capitalized curriculum development costs, net	49,787	50,376
Intangible assets, net	95,210	99,480
Goodwill	240,921	240,353
Deposits and other assets	97,617	105,510
Total assets	$1,525,745	$1,577,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$33,821	$62,144
Accrued liabilities	61,462	77,642
Accrued compensation and benefits	41,193	80,363
Deferred revenue	50,409	38,110
Current portion of finance lease liability	36,080	27,336
Current portion of operating lease liability	15,233	20,649
Total current liabilities	238,198	306,244
Long-term finance lease liability	44,612	41,568
Long-term operating lease liability	79,020	77,458
Long-term debt	410,674	299,271
Deferred tax liability	8,282	31,853
Other long-term liabilities	10,726	16,255
Total liabilities	791,512	772,649
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,084,410 and 46,911,527 shares issued; and 42,749,667 and 41,576,784 shares outstanding, respectively	4	4
Additional paid-in capital	680,601	795,449
Accumulated other comprehensive income (loss)	(343)	(474)
Retained earnings	156,453	112,151
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	734,233	804,648
Total liabilities and stockholders' equity	$1,525,745	$1,577,297

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(In thousands except share and per share data)
Revenues	$409,507	$376,145	$809,733	$747,105
Instructional costs and services	261,950	246,754	535,774	487,823
Gross margin	147,557	129,391	273,959	259,282
Selling, general, and administrative expenses	90,642	90,939	224,021	208,766
Income from operations	56,915	38,452	49,938	50,516
Interest expense, net	(1,875)	(5,024)	(3,868)	(7,131)
Other income, net	3,884	1,361	3,795	1,790
Income before income taxes and income (loss) from equity method investments	58,924	34,789	49,865	45,175
Income tax expense	(15,928)	(10,642)	(13,035)	(8,266)
Income (loss) from equity method investments	(992)	354	(709)	258
Net income attributable to common stockholders	$42,004	$24,501	$36,121	$37,167
Net income attributable to common stockholders per share:
Basic	$1.01	$0.61	$0.88	$0.93
Diluted	$1.00	$0.60	$0.85	$0.89
Weighted average shares used in computing per share amounts:
Basic	41,525,736	40,160,362	41,042,401	40,072,360
Diluted	41,963,399	41,102,425	42,413,828	41,681,061

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(In thousands)
Net income	$42,004	$24,501	$36,121	$37,167
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13)	(270)	131	(462)

Comprehensive income attributable to common stockholders	$41,991	$24,231	$36,252	$36,705

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to new convertible debt guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net loss	—	—	—	—	(5,883)	—	—	(5,883)
Foreign currency translation adjustment	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	8,050	—	—	—	—	8,050
Exercise of stock options	15,025	—	246	—	—	—	—	246
Issuance of restricted stock awards	398,943	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,740)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(179,151)	—	(6,020)	—	—	—	—	(6,020)
Balance, September 30, 2021	47,111,604	$4	$708,265	$(330)	$114,449	(5,334,743)	$(102,482)	$719,906
Net income	—	—	—	—	42,004	—	—	42,004
Foreign currency translation adjustment	—	—	—	(13)	—	—	—	(13)
Stock-based compensation expense	—	—	1,697	—	—	—	—	1,697
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of performance share units, net of tax withholding	1,012,374	—	—	—	—	—	—	—
Issuance of restricted stock awards	27,750	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(57,480)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(9,838)	—	(29,361)	—	—	—	—	(29,361)
Balance, December 31, 2021	48,084,410	$4	$680,601	$(343)	$156,453	(5,334,743)	$(102,482)	$734,233

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021
Net income	—	—	—	—	24,501	—	—	24,501
Foreign currency translation adjustment	—	—	—	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	9,181	—	—	—	—	9,181
Exercise of stock options	15,000	—	271	—	—	—	—	271
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	25	—	—	—	—	25
Issuance of restricted stock awards	19,500	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2,122)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,419)	—	(300)	—	—	—	—	(300)
Balance, December 31, 2020	46,893,934	$4	$777,409	$(369)	$77,867	(5,334,743)	$(102,482)	$752,429

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2021	2020

	(In thousands)
Cash flows from operating activities
Net income	$36,121	$37,167
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	49,327	41,438
Stock-based compensation expense	8,888	17,967
Deferred income taxes	6,008	5,375
Provision for doubtful accounts	4,730	6,382
Amortization of discount and fees on debt	809	4,973
Noncash operating lease expense	10,074	9,627
Other	5,550	7,244
Changes in assets and liabilities:
Accounts receivable	(65,606)	(208,870)
Inventories, prepaid expenses, deposits and other current and long-term assets	11,944	(23,231)
Accounts payable	(26,810)	(7,202)
Accrued liabilities	(8,570)	4,346
Accrued compensation and benefits	(39,157)	(5,401)
Operating lease liability	(10,662)	(10,364)
Deferred revenue and other liabilities	5,686	40,592
Net cash used in operating activities	(11,668)	(79,957)
Cash flows from investing activities
Purchase of property and equipment	(2,705)	(1,969)
Capitalized software development costs	(19,330)	(14,061)
Capitalized curriculum development costs	(7,461)	(7,524)
Sale of long-lived assets	—	223
Sale of other investments	5,261	—
Acquisition of MedCerts, LLC, net of cash acquired	—	(54,775)
Acquisition of Tech Elevator, Inc., net of cash acquired	—	(15,981)
Other acquisitions, loans and investments, net of distributions	(3,956)	(188)
Proceeds from the maturity of marketable securities	7,248	—
Purchases of marketable securities	(38,720)	—
Net cash used in investing activities	(59,663)	(94,275)
Cash flows from financing activities
Repayments on finance lease obligations	(14,744)	(11,455)
Repayments on credit facility	—	(100,000)
Issuance of convertible senior notes, net of issuance costs	—	408,610
Purchases of capped calls in connection with convertible senior notes	—	(60,354)
Payments of deferred purchase consideration	(7,858)	—
Proceeds from exercise of stock options	246	303
Withholding of stock options for tax withholding	—	(10,885)
Repurchase of restricted stock for income tax withholding	(35,404)	(6,108)
Net cash provided by (used in) financing activities	(57,760)	220,111
Net change in cash, cash equivalents and restricted cash	(129,091)	45,879
Cash, cash equivalents and restricted cash, beginning of period	386,582	213,299
Cash, cash equivalents and restricted cash, end of period	$257,491	$259,178

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$256,986	$258,107
Other current assets (restricted cash)	505	571
Deposits and other assets (restricted cash)	—	500
Total cash, cash equivalents and restricted cash	$257,491	$259,178

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2021, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2021 and 2020, the condensed consolidated statements of cash flows for the six months ended December 31, 2021 and 2020, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the year ending June 30, 2022, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date.

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

During the second quarter of fiscal year 2022, the Company early adopted ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which, among other things, simplifies the accounting for deferred revenue (a contract liability) that is measured and recognized as part of a business combination. ASU 2021-08 requires that deferred revenue be measured as if the acquirer had originated the contracts, which, for the most part, results in no change to the value of deferred revenue when measured in purchase accounting. The Company was required to adopt ASU 2021-08 on a retrospective basis for any acquisitions that occurred since July 1, 2021, and prospectively to future acquisitions. The adoption of this standard did not have a material impact to the condensed consolidated financial statements and there were no acquisitions from July 1, 2021 to adoption.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2021 and 2020.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2021 and 2020, the Company’s revenues included a reduction for net school operating losses at the schools of $12.3 million and $24.2 million, respectively, and $25.2 million and $44.2 million for the six months ended December 31, 2021 and 2020, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended December 31, 2021 and 2020 were $117.7 million and $102.4 million, respectively, and for the six months ended December 31, 2021 and 2020 were $231.6 million and $212.1 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Enterprise Contracts

The Company provides job training over a specified contract period to enterprises. Each of these contracts are considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended December 31, 2021 and 2020, approximately 88% and 88%, respectively, of the Company’s General Education revenues, and 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the six months ended December 31, 2021 and 2020, approximately 89% and 88%, respectively, of the Company’s General Education revenues, and 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(In thousands)

General Education	$313,241	$313,989	$619,582	$627,838
Career Learning
Middle - High School	75,287	51,376	146,699	100,147
Adult	20,979	10,780	43,452	19,120
Total Career Learning	96,266	62,156	190,151	119,267
Total Revenues	$409,507	$376,145	$809,733	$747,105

Concentration of Customers

During the three and six months ended December 31, 2021 and 2020, the Company had zero contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,
	2021	2021

	(In thousands)

Accounts receivable	$430,436	$369,303
Unbilled receivables (included in accounts receivable)	20,997	24,794
Deferred revenue	50,409	38,110
Deferred revenue, long-term (included in other long-term liabilities)	3,505	1,973

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2021 and 2020 that was included in the previous October 1st deferred revenue balance was $34.7 million and $47.8 million, respectively. The amount of revenue recognized during the six months ended December 31, 2021 and 2020 that was included in the previous July 1st deferred revenue balance was $33.0 million and $21.4 million, respectively. During the three months ended December 31, 2021 and 2020, the Company recorded revenues of $4.6 million and $1.7 million, respectively, and $6.9 million and $1.6 million, respectively, during the six months ended December 31, 2021 and 2020, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2021 was $3.5 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of December 31, 2021 and June 30, 2021, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of December 31, 2021, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $51.5 million and $20.0 million, respectively. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$65,413	$-	$65,413	$(178)	$65,235
U.S. Treasury Notes	6,096	-	6,096	(24)	6,072
Total	$71,509	$-	$71,509	$(202)	$71,307

As of June 30, 2021, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $17.3 million and $23.2 million, respectively. The following

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of December 31, 2021 and June 30, 2021, $7.2 million and $8.8 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.0 million and $5.6 million at December 31, 2021 and June 30, 2021, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.3 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively, and $1.9 million and $1.9 million for the six months ended December 31, 2021 and 2020, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers provided to students reflected in instructional costs and services for the three months ended December 31, 2021 and 2020 was $9.8 million and $9.3 million, respectively, and $17.9 million and $14.8 million, respectively, during the six months ended December 31, 2021 and 2020. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended December 31, 2021 and 2020 was $1.2 million and $1.0 million, respectively and $2.3 million and $1.9 million, respectively, during the six months ended December 31, 2021 and 2020.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $2.5 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively, and $7.3 million and $5.5 million for the six months ended December 31, 2021 and 2020, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $19.3 million and $14.1 million for the six months ended December 31, 2021 and 2020, respectively. The Company recorded amortization expense related to capitalized software of $5.9 million and $5.0 million during the three months ended December 31, 2021 and 2020, respectively, and $12.1 million and $9.7 million during the six months ended December 31, 2021 and 2020, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended December 31, 2021 and 2020 was $1.3 million and $1.1 million, respectively and $2.6 million and $2.2 million, respectively, during the six months ended December 31, 2021 and 2020.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total capitalized curriculum development additions were $7.5 million and $7.5 million for the six months ended December 31, 2021 and 2020, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three and six months ended December 31, 2021 and 2020  was $3.8 million and $4.3 million, respectively, and $8.0 million and $8.3 million for the six months ended December 31, 2021 and 2020, respectively, and is recorded in instructional costs and services.

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

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. The Company’s current incremental borrowing rate of 3.50% is based upon its agreements used for its finance leases. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

Policy Elections

Short-term Leases

The Company has elected as an on-going accounting policy election not to record a right-of-use asset or lease liability on its short-term facility leases of 12 months or less, and will expense its lease payments on a straight-line basis over the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2021 and 2020 was $3.2 million and $2.5 million, respectively, and $6.4 million and $4.6 million for the six months ended December 31, 2021 and 2020, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $6.5 million, $12.9 million, $11.9 million, $10.7 million, and $9.6 million in the fiscal years ending June 30, 2022 through June 30, 2026, respectively, and $43.3 million thereafter.

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

During the three and six months ended December 31, 2021, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

During the three and six months ended December 31, 2020 the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

The following table represents the balance of the Company’s intangible assets as of December 31, 2021 and June 30, 2021:

	December 31, 2021			June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$85.1	$(20.2)	$64.9	$84.5	$(17.4)	$67.1
Customer and distributor relationships	38.9	(23.2)	15.7	37.7	(21.2)	16.5
Developed technology	21.7	(7.3)	14.4	21.3	(5.7)	15.6
Other	1.4	(1.2)	0.2	1.4	(1.1)	0.3
Total	$147.1	$(51.9)	$95.2	$144.9	$(45.4)	$99.5

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended December 31, 2021, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. During the three and six months ended December 31, 2020, the Company identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 11, “Acquisitions and Investments.” As of December 31, 2021, the estimated fair value of the long-term debt was $412.5 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of December 31, 2021, the estimated fair value of the Company’s marketable securities was $71.3 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at December 31, 2021 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,726	$—	$—	$11,726
Convertible note received in acquisition	5,006	—	—	5,006

The following table summarizes certain fair value information at June 30, 2021 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$—	$11,082
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2021	and Settlements	Gains/(Losses)	December 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,205	$—	$521	$11,726
Convertible note received in acquisition	5,006	—	—	5,006

	Three Months Ended December 31, 2020
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2020	and Settlements	Gains/(Losses)	December 31, 2020

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$—	$10,833
Convertible note received in acquisition	$5,006	$—	$—	$5,006

	Six Months Ended December 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Gains (Losses)	December 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$644	$11,726
Convertible note received in acquisition	5,006	—	—	5,006

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$42,004	$24,501	$36,121	$37,167
Weighted average common shares — basic	41,525,736	40,160,362	41,042,401	40,072,360
Basic net income per share	$1.01	$0.61	$0.88	$0.93

Diluted net income per share computation:

Net income attributable to common stockholders	$42,004	$24,501	$36,121	$37,167
Share computation:
Weighted average common shares — basic	41,525,736	40,160,362	41,042,401	40,072,360
Effect of dilutive stock options and restricted stock awards	437,663	942,063	1,371,427	1,608,701
Weighted average common shares — diluted	41,963,399	41,102,425	42,413,828	41,681,061
Diluted net income per share	$1.00	$0.60	$0.85	$0.89

For the three months ended December 31, 2021 and 2020, 5,193 and 372,016 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive. For the six months ended December 31, 2021 and 2020, 102,536 and 284,792 shares were excluded, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the condensed consolidated statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2021 and 2020, the Company’s effective income tax rate was 27.5% and 30.3%, respectively, and for the six months ended December 31, 2021 and 2020, the rate was 26.5% and 18.2%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2021  and June 30, 2021, the finance lease liability was $80.7 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 2.58%. As of December 31, 2021 and June 30, 2021, the balance of the associated right-of-use assets was $56.9 million and $49.0 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of December 31, 2021 and June 30, 2021, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	December 31, 2021	June 30, 2021

	(in thousands)

2022	$18,857	$28,715
2023	37,266	28,105
2024	23,461	14,303
2025	3,439	—
Total minimum payments	83,023	71,123
Less: imputed interest	(2,331)	(2,219)
Finance lease liability	80,692	68,904
Less: current portion of finance lease liability	(36,080)	(27,336)
Long-term finance lease liability	$44,612	$41,568

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  December 31, 2021 and June 30, 2021, the operating lease liability was $94.3 million and $98.1 million, respectively. As of December 31, 2021 and June 30, 2021, the balance of the associated right-of-use assets was $91.4 million and $94.7 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of December 31, 2021 and June 30, 2021, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	December 31, 2021	June 30, 2021

	(in thousands)

2022	$9,237	$23,030
2023	16,432	16,204
2024	15,752	15,032
2025	15,258	14,222
2026	12,300	11,247
Thereafter	35,267	27,432
Total minimum payments	104,246	107,167
Less: imputed interest	(9,993)	(9,060)
Operating lease liability	94,253	98,107
Less: current portion of operating lease liability	(15,233)	(20,649)
Long-term operating lease liability	$79,020	$77,458

The Company is subleasing two of its facilities through May 2022, one through July 2023 and one through November 2024. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of December 31, 2021 and June 30, 2021, respectively, of the expected sublease income:

	December 31, 2021	June 30, 2021

	(in thousands)

2022	$877	$1,496
2023	1,117	797
2024	387	66
2025	133	—
Total sublease income	$2,514	$2,359

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and six months ended December 31, 2021 and 2020:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021		2020

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$9,368	$8,341	$16,988		$13,178
Interest on lease liabilities	445	155	862		273
Instructional costs and services:
Operating lease cost	3,931	3,935	7,866		7,881
Short-term lease cost	16	94	35		157
Sublease income	(247)	(251)	(579)		(503)
Selling, general, and administrative expenses:
Operating lease cost	1,777	1,644	3,443		3,231
Short-term lease cost	4	221	9		443
Sublease income	(182)	(196)	(311)		(424)
Total lease cost	$15,112	$13,943	$28,313		$24,236

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,341)	$(5,199)	$(10,662)		$(10,364)
Financing cash flows from finance leases	(7,724)	(5,786)	(14,744)		(11,455)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,898	30,111	20,881		46,865
Right-of-use assets obtained in exchange for new operating lease liabilities	—	377	6,805		589
Weighted-average remaining lease term - finance leases			2.27	yrs.	2.84	yrs.
Weighted-average remaining lease term - operating leases			6.73	yrs.	6.81	yrs.
Weighted-average discount rate - finance leases			2.40%		2.49%
Weighted-average discount rate - operating leases			2.76%		2.76%

6.   Debt

The following is a summary, as of December 31, 2021 and June 30, 2021, respectively, of the components of the Company’s outstanding long-term debt:

	December 31, 2021	June 30, 2021

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized discount	—	(113,331)
Less: unamortized debt issuance costs	(9,326)	(7,398)
Total debt	410,674	299,271
Less: current portion of debt	—	—
Long-term debt	$410,674	$299,271

Convertible Senior Notes due 2027

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended December 31, 2021 and 2020, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively, and $2.4 million and $1.6 million, respectively, for the six months ended December 31, 2021 and 2020.

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

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended December 31, 2021 and 2020, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.2 million, respectively, and $0.8 million and $0.2 million, respectively, during the six months ended December 31, 2021 and 2020.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2021, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of December 31, 2021, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of December 31, 2021, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,905,261. As of December 31, 2021, there were 1,751,780 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

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

Stock option activity including stand-alone agreements during the six months ended December 31, 2021 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(15,025)	16.36
Forfeited or canceled	(1,000)	31.73
Outstanding and exercisable, December 31, 2021	15,425	$15.80	1.07	$270,328

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended December 31, 2021 and 2020 was $0.2 million and $24.3 million, respectively.

As of December 31, 2021, there was no unrecognized compensation expense related to nonvested stock options granted. During the three and six months ended December 31, 2021 and 2020, the Company recognized zero stock-based compensation expense related to stock options.

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

Restricted stock award activity during the six months ended December 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	426,693	35.96
Vested	(457,758)	27.61
Canceled	(92,220)	34.68
Nonvested, December 31, 2021	1,286,049	$32.78

Performance-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2021, 27,293 new performance-based restricted stock awards were granted and in total, 377,802 remain nonvested at December 31, 2021. During the six months ended December 31, 2021, 207,732 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the Plan and are subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021. In January 2022, achievement was certified at 133% of target, which resulted in an additional 10,020 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

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

Service-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2021, 399,400 new service-based restricted stock awards were granted and in total, 908,247 remain nonvested at December 31, 2021. During the six months ended December 31, 2021, 250,026 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2021, there was $25.5 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.5 years. The fair value of restricted stock awards granted for the six months ended December 31, 2021 and 2020 was $15.3 million and $17.5 million, respectively. The total fair value of shares vested for the six months ended December 31, 2021 and 2020 was $15.4 million and $15.4 million, respectively. During the three months ended December 31, 2021 and 2020, the Company recognized $4.2 million and $5.6 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2021 and 2020, the expense was $9.5 million and $11.1 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the six months ended December 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	346,880	34.90
Vested	(1,810,752)	9.95
Canceled	(1,023,221)	24.75
Nonvested, December 31, 2021	390,951	$32.44

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fiscal Year 2022 LTIP

During the six months ended December 31, 2021, the Company granted 250,250 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 11, “Acquisitions and Investments” for additional detail on the Company’s acquisition). During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions is not able to be determined at this time.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 Career Learning PSUs are equity-classified awards. In August 2021, the Company determined the performance condition of fiscal year 2021 revenues were not achieved resulting in a forfeiture of those shares. Additionally, in October 2021, the two remaining tranches were forfeited as the grantee of the PSUs separated from the Company.

Fiscal Year 2020 Galvanize TRIP

During fiscal year 2020, the Company granted to the executive team of Galvanize a target level of $12.3 million under a Transaction Related Incentive Plan (“TRIP”) which is tied to the achievement of certain revenue and EBITDA targets of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche #2”), both of which are expected to vest after achievement is certified in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively, for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In January 2022, the Company determined that the metrics for calendar year 2021 were not met and Tranche #1 was forfeited. The TRIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions associated with Tranche #2 is not probable.

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain career learning revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”). In October 2021, Tranche #2 achievement was certified at approximately 193% of target resulting in the vesting of 115,223 shares, while Tranche #1 was not achieved resulting in 107,397 forfeited shares. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”) and will vest after achievement is certified in August 2022. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The Company determined the achievement of the performance conditions associated with Tranche #3 was probable at the outperform level.

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

Summary of All Performance Share Units

As of December 31, 2021, there was $7.2 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 2.1 years. During the three months ended December 31, 2021 and 2020, the Company recognized $(3.6) million and $3.4 million, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2021 and 2020, the expense was $(0.6) million and $6.8 million, respectively. Included in the stock-based compensation expense above, for the three months ended December 31, 2021 and 2020 is $0.3 million and zero, respectively, and for the six months ended December 31, 2021 and 2020 is $0.7 million and zero, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the six months ended December 31, 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	59,354	$22.01
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2021	59,354	$22.01

Summary of All Deferred Stock Units

As of December 31, 2021, there was $0.0 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.0 years. During the three months ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs. During the six months ended December 31, 2021 and 2020, the expense was $0.2 million and $0.2 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended December 31, 2021 and 2020, contributions made by the Company to Future of School were $0.2 million and $0.3 million, respectively, and $0.8 million and $1.0 million, respectively, for the six months ended December 31, 2021 and 2020. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts shown for the three and six months ended December 31, 2021 and 2020 reduced those obligations and as of December 31, 2021, $2.7 million remains outstanding as related to the fiscal year 2021 accrual.

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

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company, one of its current officers, and one of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive. On February 17, 2021, the District Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint alleged, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents. The complaint sought unspecified monetary damages and other relief. The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021,which the District Court granted, without prejudice, on September 16, 2021. The plaintiffs did not file a second amended complaint, but appealed the District Court’s dismissal decision to the United States Court of Appeals for the Fourth Circuit on December 1, 2021. Briefing in that appeal is forthcoming, and a decision from the Court of Appeals remains outstanding.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 21, 2020 and April 30, 2021, respectively, related derivative lawsuits captioned Larry Shemen, et al v. Aida M. Alvarez, et al, Case No. 1:20-cv-01731 (the “Shemen Case”), and Wajid Ahmed v. Aida M. Alvarez, et al, Case No. 1:21-cv-00618 (the “Ahmed Case) were filed by three of the Company’s shareholders in the United States District Court for the District of Delaware. The plaintiffs in the Shemen Case and the Ahmed Case allege substantially the same facts alleged in the Consolidated Securities Class Action. By stipulation of the parties on May 14, 2021, the Court consolidated the Shemen Case and the Ahmed Case under the caption In re Stride Inc. Derivative Litigation, Case No. 20-01731 (the “Consolidated Derivative Action”), and designated as operative the complaint filed in the Ahmed Case. The operative complaint purports to assert claims on the Company’s behalf against certain of its officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and for violation of Sections 14(a) and 20(a) of the Exchange Act. The complaint seeks unspecified monetary damages, corporate governance reforms, and other relief. The Consolidated Derivative Action is stayed pending resolution of the Consolidated Securities Class Action appeal.

We intend to continue defending vigorously against each and every allegation and asserted claim in these matters.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company provided guarantees of approximately $0.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral was effective from the enactment date through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, $7.05 million of the deferred amount was paid in December 2021 and the remaining $7.05 million will be paid by December 31, 2022. The

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

deferred payroll taxes due on December 31, 2022 are recorded within accrued compensation and benefits on the condensed consolidated balance sheets.

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of November 30, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

amortization (“EBITDA”) for the period December 2021 – May 2022. This multiplier is applied to the annualized trailing EBITDA for the period March 2022 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of the original purchase price of $70.0 million ($34.3 million).

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration, and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During fiscal year 2021, the Company recorded an expense of $0.3 million related to the estimate of the fair value of its contingent consideration. During the three and six months ended December 31, 2021, the Company recorded an expense of $0.5 million and $0.6 million, respectively, related to the estimate of the fair value of its contingent consideration. Those adjustments are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations. The fair value of the contingent consideration as of December 31, 2021 was $11.7 million and is recorded within accrued liabilities on the condensed consolidated balance sheets.

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

Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2021 are revenues of $9.1 million and $17.9 million, respectively, and a loss from operations of $0.3 million and $0.6 million, respectively, related to MedCerts. Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2020 are revenues of $1.0 million and a loss from operations of $1.2 million, related to MedCerts.

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

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of November 30, 2020, the acquisition date. As of the acquisition date, goodwill was measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed.

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

Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2021 are revenues of $3.8 million and $7.7 million, respectively, and income from operations of $0.1 million and $0.4 million, respectively, related to Tech Elevator. Included in the Company’s condensed consolidated results of operations for the three and six months ended December 31, 2020 are revenues of $0.6 million and a loss from operations of $0.3 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2020	December 31, 2020
Revenues	$382,911	$762,518
Income from operations	38,461	51,347
Net income	24,723	38,159

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of December 31, 2021, the Company has contributed an aggregate $7.9 million to these funds: $2.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $5.7 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that is being accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. In October 2021, the Company agreed to loan Tallo up to $3.0 million. This promissory note bears interest at 5% and has a maturity date of five years. The promissory note does not contain any means of conversion into additional ownership by the Company. During the second quarter of fiscal year 2022, the Company funded $2.0 million under the promissory note. The Company’s investment in Tallo, the convertible note, promissory note, and accrued interest is included in deposits and other assets on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2021	2020

	(In thousands)
Cash paid for interest	$3,286	$1,176
Cash paid for taxes	$13,099	$8,749

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	—	1,280
Right-of-use assets obtained in exchange for new finance lease liabilities	20,881	46,865

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$143	$127
Stock-based compensation expense capitalized on curriculum development	57	96

Business combinations:
Acquired assets	$464	$11,120
Intangible assets	2,157	33,712
Goodwill	568	69,376
Assumed liabilities	(42)	(5,584)
Deferred revenue	(1,084)	(2,096)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2021.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the six months ended December 31, 2021, revenues increased to $809.7 million from $747.1 million in the prior year, an increase of 8.4%. Over the same period, operating income decreased to $49.9 million from $50.5 million in the prior year, a decrease of 1.2%. Our gross margin percentage is generally static so increases to our operating income are driven by revenue growth or a reduction in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the six months ended December 31, 2021 were 188.0 thousand, a decrease of 4.4 thousand, or 2.3%, over the prior year.

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

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We recently reinforced our commitment in this area by launching several initiatives including initially offering scholarships to advance education and career opportunities for black students, expanding career pathways in socially responsible law enforcement and increasing employment of black teachers at Stride-powered schools. We are also developing interactive, modular courses focused on racial equity and social justice that are being made available for free to every public school.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies and estimates are disclosed in our Annual Report. There have been no significant updates to our critical accounting policies disclosed in our Annual Report.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		2021 / 2020		December 31,		2021 / 2020
	2021	2020	Change	Change %	2021	2020	Change	Change %

	(In thousands, except percentages)

General Education (1)	145.6	161.2	(15.6)	(9.7)%	146.1	162.0	(15.9)	(9.8)%
Career Learning (1) (2)	41.9	30.3	11.6	38.3%	41.9	30.4	11.5	37.8%
Total Enrollment	187.5	191.5	(4.0)	(2.1)%	188.0	192.4	(4.4)	(2.3)%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2021 for the first quarter of fiscal year 2022 and October 1, 2020 for the first quarter of fiscal year 2021.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		Change 2021 / 2020		December 31,		Change 2021 / 2020
	2021	2020	$	%	2021	2020	$	%

	(In thousands, except percentages)

General Education	$313,241	$313,989	$(748)	(0.2)%	$619,582	$627,838	$(8,256)	(1.3)%
Career Learning
Middle - High School	75,287	51,376	23,911	46.5%	146,699	100,147	46,552	46.5%
Adult	20,979	10,780	10,199	94.6%	43,452	19,120	24,332	127.3%
Total Career Learning	96,266	62,156	34,110	54.9%	190,151	119,267	70,884	59.4%
Total Revenues	$409,507	$376,145	$33,362	8.9%	$809,733	$747,105	$62,628	8.4%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020

	(Dollars in thousands)
Revenues	$409,507	100.0%	$376,145	100.0%	$809,733	100.0%	$747,105	100.0%
Instructional costs and services	261,950	64.0	246,754	65.6	535,774	66.2	487,823	65.3
Gross margin	147,557	36.0	129,391	34.4	273,959	33.8	259,282	34.7
Selling, general, and administrative expenses	90,642	22.1	90,939	24.2	224,021	27.7	208,766	27.9
Income from operations	56,915	13.9	38,452	10.2	49,938	6.2	50,516	6.8
Interest expense, net	(1,875)	(0.5)	(5,024)	(1.3)	(3,868)	(0.5)	(7,131)	(1.0)
Other income, net	3,884	0.9	1,361	0.4	3,795	0.5	1,790	0.2
Income before income taxes and income (loss) from equity method investments	58,924	14.4	34,789	9.2	49,865	6.2	45,175	6.0
Income tax expense	(15,928)	(3.9)	(10,642)	(2.8)	(13,035)	(1.6)	(8,266)	(1.1)
Income (loss) from equity method investments	(992)	(0.2)	354	0.1	(709)	(0.1)	258	0.0
Net income attributable to common stockholders	$42,004	10.3%	$24,501	6.5%	$36,121	4.5%	$37,167	5.0%

Comparison of the Three Months Ended December 31, 2021 and 2020

Revenues.  Our revenues for the three months ended December 31, 2021 were $409.5 million, representing an increase of $33.4 million, or 8.9%, from $376.1 million for the same period in the prior year. General Education revenues decreased $0.7 million, or 0.2%, year over year. The decrease in General Education revenues was primarily due to the 9.7% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $34.1 million, or 54.9%, primarily due to a 38.3% increase in enrollments, school mix, as well as from the acquisition of MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2021 were $262.0 million, representing an increase of $15.2 million, or 6.2%, from $246.8 million for the same period in the prior year. This increase in expense was due to continued hiring of personnel in growth states and salary increases in some states. Instructional costs and services expenses were 64.0% of revenues during the three months ended December 31, 2021, a decrease from 65.6% for the three months ended December 31, 2020.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended December 31, 2021 were $90.6 million, representing a decrease of $0.3 million, or 0.3% from $90.9 million for the same period in the prior year. The decrease was primarily due to a decrease of $2.5 million in personnel and related benefit costs, including stock-based compensation, partially offset by a $2.1 million increase in licensing fees.  Selling, general, and administrative expenses were 22.1% of revenues during the three months ended December 31, 2021, a decrease from 24.2% for the three months ended December 31, 2020.

Income tax expense.  Income tax expense was $15.9 million for the three months ended December 31, 2021, or 27.5% of income before income taxes, as compared to an expense of $10.6 million, or 30.3% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended December 31, 2021 was primarily due to the impact of non-deductible compensation and the excess tax benefit from stock-based compensation.

Comparison of the Six Months Ended December 31, 2021 and 2020

Revenues.  Our revenues for the six months ended December 31, 2021 were $809.7 million, representing an increase of $62.6 million, or 8.4%, from $747.1 million for the same period in the prior year. General Education revenues decreased $8.3 million, or 1.3%, year over year. The decrease in General Education revenues was primarily due to the 9.8% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $70.9 million, or 59.4%, primarily due to a 37.8% increase in enrollments, school mix, as well as from the acquisition of MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2021 were $535.8 million, representing an increase of $48.0 million, or 9.8%, from $487.8 million for the same period in the prior year. This increase in expense was due to continued hiring of personnel in growth states and salary increases in some states. Instructional costs and services expenses were 66.2% of revenues during the six months ended December 31, 2021, an increase from 65.3% for the six months ended December 31, 2020.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the six months ended December 31, 2021 were $224.0 million, representing an increase of $15.2 million, or 7.3% from $208.8 million for the same period in the prior year. The increase was primarily due to an increase of $7.2 million in licensing fees, $6.3 million in professional services and marketing expenses, and $1.1 million in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 27.7% of revenues during the six months ended December 31, 2021, a decrease from 27.9% for the six months ended December 31, 2020.

Income tax expense.  Income tax expense was $13.0 million for the six months ended December 31, 2021, or 26.5% of income before income taxes, as compared to an expense of $8.3 million, or 18.2% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the six months ended December 31, 2021 was primarily due to the impact of non-deductible compensation and the excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2021, we had net working capital, or current assets minus current liabilities, of $577.9 million. Our working capital includes cash and cash equivalents of $257.0 million and accounts receivable of $430.4 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2021.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2021, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of December 31, 2021, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of December 31, 2021 and June 30, 2021, the finance lease liability was $80.7 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 2.58%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 2.58%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2021 was $11.7 million compared to $80.0 million for the six months ended December 31, 2020. The decrease of $68.3 million was primarily due to a lower increase in accounts receivable, partially offset by a decrease in accrued compensation and benefits and deferred revenue and other liabilities.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2021 was $59.7 million compared to $94.3 million for the six months ended December 31, 2020, a decrease of $34.6 million. The decrease was primarily due to the acquisitions of MedCerts and Tech Elevator for $70.8 million in fiscal year 2021, partially offset by net purchases of marketable securities of $31.5 million and an increase in capital expenditures year over year of $5.9 million.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2021 was $57.8 million compared to net cash provided by financing activities of $220.1 million during the six months ended December 31, 2020, a decrease of $277.9 million. The decrease was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million, the repayment on our Credit Facility of $100.0 million in fiscal year 2021 and an increase in the repurchase of restricted stock for income tax withholding of $29.3 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021 and June 30, 2021, we had cash and cash equivalents totaling $257.0 million and $386.1 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At December 31, 2021, a 1% gross increase in interest rates for our variable-interest instruments would result in a $2.6 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At December 31, 2021, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: January 26, 2022