Form 10-Q
period 2022-03-31
Stride, Inc.
filed 2022-04-20
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 15, 2022, the Registrant had 42,752,884 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$308,564	$386,080
Accounts receivable, net of allowance of $20,641 and $21,384	422,615	369,303
Inventories, net	23,986	39,690
Prepaid expenses	35,861	19,453
Other current assets	80,553	43,004
Total current assets	871,579	857,530
Operating lease right-of-use assets, net	87,516	94,671
Property and equipment, net	67,565	72,069
Capitalized software, net	64,921	57,308
Capitalized curriculum development costs, net	50,476	50,376
Intangible assets, net	91,940	99,480
Goodwill	240,952	240,353
Deposits and other assets	99,583	105,510
Total assets	$1,574,532	$1,577,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,848	$62,144
Accrued liabilities	55,152	77,642
Accrued compensation and benefits	59,843	80,363
Deferred revenue	51,530	38,110
Current portion of finance lease liability	37,016	27,336
Current portion of operating lease liability	13,790	20,649
Total current liabilities	250,179	306,244
Long-term finance lease liability	37,566	41,568
Long-term operating lease liability	76,342	77,458
Long-term debt	411,047	299,271
Deferred tax liability	9,034	31,853
Other long-term liabilities	9,794	16,255
Total liabilities	793,962	772,649
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,102,945 and 46,911,527 shares issued; and 42,768,202 and 41,576,784 shares outstanding, respectively	4	4
Additional paid-in capital	683,892	795,449
Accumulated other comprehensive income (loss)	(216)	(474)
Retained earnings	199,372	112,151
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	780,570	804,648
Total liabilities and stockholders' equity	$1,574,532	$1,577,297

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(In thousands except share and per share data)
Revenues	$421,722	$392,145	$1,231,455	$1,139,250
Instructional costs and services	266,883	253,128	802,657	740,951
Gross margin	154,839	139,017	428,798	398,299
Selling, general, and administrative expenses	94,245	100,464	318,266	309,230
Income from operations	60,594	38,553	110,532	89,069
Interest expense, net	(2,373)	(5,371)	(6,241)	(12,502)
Other income, net	496	486	4,291	2,276
Income before income taxes and income from equity method investments	58,717	33,668	108,582	78,843
Income tax expense	(16,716)	(10,275)	(29,751)	(18,541)
Income from equity method investments	918	396	209	654
Net income attributable to common stockholders	$42,919	$23,789	$79,040	$60,956
Net income attributable to common stockholders per share:
Basic	$1.03	$0.59	$1.91	$1.52
Diluted	$1.02	$0.57	$1.87	$1.46
Weighted average shares used in computing per share amounts:
Basic	41,823,564	40,286,109	41,302,789	40,143,610
Diluted	42,136,042	41,690,509	42,351,877	41,701,955

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(In thousands)
Net income	$42,919	$23,789	$79,040	$60,956
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	127	(58)	258	(520)

Comprehensive income attributable to common stockholders	$43,046	$23,731	$79,298	$60,436

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to new convertible debt guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net loss	—	—	—	—	(5,883)	—	—	(5,883)
Foreign currency translation adjustment	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	8,050	—	—	—	—	8,050
Exercise of stock options	15,025	—	246	—	—	—	—	246
Issuance of restricted stock awards	398,943	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,740)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(179,151)	—	(6,020)	—	—	—	—	(6,020)
Balance, September 30, 2021	47,111,604	$4	$708,265	$(330)	$114,449	(5,334,743)	$(102,482)	$719,906
Net income	—	—	—	—	42,004	—	—	42,004
Foreign currency translation adjustment	—	—	—	(13)	—	—	—	(13)
Stock-based compensation expense	—	—	1,697	—	—	—	—	1,697
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of performance share units, net of tax withholding	1,012,374	—	—	—	—	—	—	—
Issuance of restricted stock awards	27,750	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(57,480)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(9,838)	—	(29,361)	—	—	—	—	(29,361)
Balance, December 31, 2021	48,084,410	$4	$680,601	$(343)	$156,453	(5,334,743)	$(102,482)	$734,233
Net income	—	—	—	—	42,919	—	—	42,919
Foreign currency translation adjustment	—	—	—	127	—	—	—	127
Stock-based compensation expense	—	—	5,347	—	—	—	—	5,347
Exercise of stock options	10,075	—	145	—	—	—	—	145
Vesting of deferred stock units	5,006							—
Issuance of restricted stock awards	100,080	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31,287)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(65,339)	—	(2,201)	—	—	—	—	(2,201)
Balance, March 31, 2022	48,102,945	$4	$683,892	$(216)	$199,372	(5,334,743)	$(102,482)	$780,570

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to new credit losses guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	12,666	—	—	12,666
Foreign currency translation adjustment	—	—	—	(192)	—	—	—	(192)
Stock-based compensation expense	—	—	9,009	—	—	—	—	9,009
Exercise of stock options	948,867	—	32	—	—	—	—	32
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,477	—	—	—	—	105,477
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	383,223	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,329)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(136,194)	—	(5,808)	—	—	—	—	(5,808)
Balance, September 30, 2020	46,872,975	$4	$768,232	$(99)	$53,366	(5,334,743)	$(102,482)	$719,021
Net income	—	—	—	—	24,501	—	—	24,501
Foreign currency translation adjustment	—	—	—	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	9,181	—	—	—	—	9,181
Exercise of stock options	15,000	—	271	—	—	—	—	271
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	25	—	—	—	—	25
Issuance of restricted stock awards	19,500	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2,122)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,419)	—	(300)	—	—	—	—	(300)
Balance, December 31, 2020	46,893,934	$4	$777,409	$(369)	$77,867	(5,334,743)	$(102,482)	$752,429
Net income	—	—	—	—	23,789	—	—	23,789
Foreign currency translation adjustment	—	—	—	(58)	—	—	—	(58)
Stock-based compensation expense	—	—	12,962	—	—	—	—	12,962
Exercise of stock options	24,450	—	421	—	—	—	—	421
Issuance of restricted stock awards	117,085	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(57,435)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(100,100)	—	(2,764)	—	—	—	—	(2,764)
Balance, March 31, 2021	46,877,934	$4	$788,028	$(427)	$101,656	(5,334,743)	$(102,482)	$786,779

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net income	$79,040	$60,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73,464	65,038
Stock-based compensation expense	14,464	30,821
Deferred income taxes	6,572	2,256
Provision for doubtful accounts	7,047	7,635
Amortization of discount and fees on debt	1,182	8,737
Noncash operating lease expense	15,084	14,573
Other	4,675	7,883
Changes in assets and liabilities:
Accounts receivable	(56,072)	(197,659)
Inventories, prepaid expenses, deposits and other current and long-term assets	7,967	(27,798)
Accounts payable	(26,761)	(913)
Accrued liabilities	(14,630)	8,850
Accrued compensation and benefits	(20,652)	14,913
Operating lease liability	(15,899)	(15,650)
Deferred revenue and other liabilities	5,922	31,480
Net cash provided by operating activities	81,403	11,122
Cash flows from investing activities
Purchase of property and equipment	(4,734)	(2,967)
Capitalized software development costs	(30,837)	(20,189)
Capitalized curriculum development costs	(12,361)	(11,742)
Sale of long-lived assets	—	223
Sale of other investments	5,261	—
Acquisition of MedCerts, LLC, net of cash acquired	—	(54,795)
Acquisition of Tech Elevator, Inc., net of cash acquired	—	(16,030)
Other acquisitions, loans and investments, net of distributions	(3,654)	(1,008)
Proceeds from the maturity of marketable securities	19,904	—
Purchases of marketable securities	(64,151)	—
Net cash used in investing activities	(90,572)	(106,508)
Cash flows from financing activities
Repayments on finance lease obligations	(23,919)	(17,103)
Repayments on credit facility	—	(100,000)
Issuance of convertible senior notes, net of issuance costs	—	408,610
Purchases of capped calls in connection with convertible senior notes	—	(60,354)
Payments of deferred purchase consideration	(7,858)	—
Proceeds from exercise of stock options	391	724
Withholding of stock options for tax withholding	—	(10,885)
Repurchase of restricted stock for income tax withholding	(37,463)	(8,872)
Net cash provided by (used in) financing activities	(68,849)	212,120
Net change in cash, cash equivalents and restricted cash	(78,018)	116,734
Cash, cash equivalents and restricted cash, beginning of period	386,582	213,299
Cash, cash equivalents and restricted cash, end of period	$308,564	$330,033

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$308,564	$329,031
Other current assets (restricted cash)	—	502
Deposits and other assets (restricted cash)	—	500
Total cash, cash equivalents and restricted cash	$308,564	$330,033

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2022 and 2021, the condensed consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending June 30, 2022, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2022 and 2021.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2022 and 2021, the Company’s revenues included a reduction for net school operating losses at the schools of $13.3 million and $13.8 million, respectively, and $38.5 million and $57.9 million for the nine months ended March 31, 2022 and 2021, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended March 31, 2022 and 2021 were $113.6 million and $105.8 million, respectively, and for the nine months ended March 31, 2022 and 2021 were $345.1 million and $317.9 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended March 31, 2022 and 2021, approximately 89% and 88%, respectively, of the Company’s General Education revenues, and 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the nine months ended March 31, 2022 and 2021, approximately 89% and 88%, respectively, of the Company’s General Education revenues, and 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(In thousands)

General Education	$315,858	$322,304	$935,440	$950,142
Career Learning
Middle - High School	83,238	52,382	229,937	152,529
Adult	22,626	17,459	66,078	36,579
Total Career Learning	105,864	69,841	296,015	189,108
Total Revenues	$421,722	$392,145	$1,231,455	$1,139,250

Concentration of Customers

During the three and nine months ended March 31, 2022, the Company had zero contracts that represented greater than 10% of total revenues. During the three and nine months ended March 31, 2021, the Company had one contract and zero contracts, respectively, that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,
	2022	2021

	(In thousands)

Accounts receivable	$422,615	$369,303
Unbilled receivables (included in accounts receivable)	17,771	24,794
Deferred revenue	51,530	38,110
Deferred revenue, long-term (included in other long-term liabilities)	3,283	1,973

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the previous January 1st deferred revenue balance was $30.1 million and $36.9 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2022 and 2021 that was included in the previous July 1st deferred revenue balance was $36.3 million and $24.3 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded revenues of $11.2 million and ($4.2) million, respectively, and $18.1 million and ($2.6) million, respectively, during the nine months ended March 31, 2022 and 2021, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2022 was $3.3 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. Interest income and dividends are recorded within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of March 31, 2022 and June 30, 2021, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of March 31, 2022, the Company’s marketable securities consisted of investments in corporate bonds and U.S. treasury notes. The short-term and long-term portions were $61.2 million and $23.6 million, respectively. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$49,908	$-	$49,908	$(507)	$49,401
U.S. Treasury Notes	13,996	-	13,996	(132)	13,864
Commercial Paper	20,865	-	20,865	4	20,869
Total	$84,769	$-	$84,769	$(635)	$84,134

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

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$28,852	$-	$28,852	$(24)	$28,828
U.S. Treasury Notes	8,692	-	8,692	-	8,692
Commercial Paper	2,998	-	2,998	-	2,998
Total	$40,542	$-	$40,542	$(24)	$40,518

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2022 and June 30, 2021, $7.6 million and $8.8 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.4 million and $5.6 million at March 31, 2022 and June 30, 2021, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, and $2.8 million and $2.7 million for the nine months ended March 31, 2022 and 2021, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers provided to students reflected in instructional costs and services for the three months ended March 31, 2022 and 2021 was $9.2 million and $8.5 million, respectively, and $27.1 million and $23.3 million, respectively, during the nine months ended March 31, 2022 and 2021. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended March 31, 2022 and 2021 was $1.1 million and $1.3 million, respectively and $3.5 million and $3.3 million, respectively, during the nine months ended March 31, 2022 and 2021.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $1.2 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, and $8.5 million and $6.2 million for the nine months ended March 31, 2022 and 2021, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $30.8 million and $20.2 million for the nine months ended March 31, 2022 and 2021, respectively. The Company recorded amortization expense related to capitalized software of $5.6 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, and $17.7 million and $14.6 million during the nine months ended March 31, 2022 and 2021, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended March 31, 2022 and 2021 was $1.4 million and $1.0 million, respectively and $4.0 million and $3.2 million, respectively, during the nine months ended March 31, 2022 and 2021.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total capitalized curriculum development additions were $12.4 million and $11.7 million for the nine months ended March 31, 2022 and 2021, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended March 31, 2022 and 2021 was $3.5 million and $4.4 million, respectively, and $11.5 million and $12.7 million for the nine months ended March 31, 2022 and 2021, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2022 and 2021 was $3.3 million and $3.5 million, respectively, and $9.7 million and $8.1 million for the nine months ended March 31, 2022 and 2021, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $3.3 million, $12.9 million, $11.9 million, $10.7 million, and $9.6 million in the fiscal years ending June 30, 2022 through June 30, 2026, respectively, and $43.3 million thereafter.

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

During the three and nine months ended March 31, 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

During the three and nine months ended March 31, 2021 the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

The following table represents the balance of the Company’s intangible assets as of March 31, 2022 and June 30, 2021:

	March 31, 2022			June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$85.1	$(21.6)	$63.5	$84.5	$(17.4)	$67.1
Customer and distributor relationships	38.9	(24.2)	14.7	37.7	(21.2)	16.5
Developed technology	21.7	(8.1)	13.6	21.3	(5.7)	15.6
Other	1.4	(1.3)	0.1	1.4	(1.1)	0.3
Total	$147.1	$(55.2)	$91.9	$144.9	$(45.4)	$99.5

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended March 31, 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. During the three and nine months ended March 31, 2021, the Company identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 11, “Acquisitions and Investments.” As of March 31, 2022, the estimated fair value of the long-term debt was $417.9 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of March 31, 2022, the estimated fair value of the Company’s marketable securities was $84.1 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes certain fair value information at March 31, 2022 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,290	$—	$—	$11,290
Convertible note received in acquisition	2,503	—	—	2,503

The following table summarizes certain fair value information at June 30, 2021 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$—	$11,082
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2021	and Settlements	Gains/(Losses)	March 31, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,726	$—	$(436)	$11,290
Convertible note received in acquisition	5,006	—	(2,503)	2,503

	Three Months Ended March 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	December 31, 2020	and Settlements	Gains/(Losses)	March 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$10,833	$—	$—	$10,833
Convertible note received in acquisition	$5,006	$—	$—	$5,006

	Nine Months Ended March 31, 2022
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Gains (Losses)	March 31, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$208	$11,290
Convertible note received in acquisition	5,006	—	(2,503)	2,503

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$42,919	$23,789	$79,040	$60,956
Weighted average common shares — basic	41,823,564	40,286,109	41,302,789	40,143,610
Basic net income per share	$1.03	$0.59	$1.91	$1.52

Diluted net income per share computation:

Net income attributable to common stockholders	$42,919	$23,789	$79,040	$60,956
Share computation:
Weighted average common shares — basic	41,823,564	40,286,109	41,302,789	40,143,610
Effect of dilutive stock options and restricted stock awards	312,478	1,404,400	1,049,088	1,558,345
Weighted average common shares — diluted	42,136,042	41,690,509	42,351,877	41,701,955
Diluted net income per share	$1.02	$0.57	$1.87	$1.46

For the three months ended March 31, 2022 and 2021, 344 and 342,967 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive. For the nine months ended March 31, 2022 and 2021, 6,515 and 326,828 shares were excluded, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reclassifications

Certain previous year amounts have been reclassified to conform with current year presentations, as related to the condensed consolidated statement of cash flows.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate was 28.0% and 30.2%, respectively, and for the nine months ended March 31, 2022 and 2021, the rate was 27.3% and 23.3%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2022 and June 30, 2021, the finance lease liability was $74.6 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 3.65%. As of March 31, 2022 and June 30, 2021, the balance of the associated right-of-use assets was $48.1 million and $49.0 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 3.65%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of March 31, 2022 and June 30, 2021, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	March 31, 2022	June 30, 2021

	(in thousands)

2022	$9,523	$28,715
2023	38,343	28,105
2024	24,538	14,303
2025	4,193	—
Total minimum payments	76,597	71,123
Less: imputed interest	(2,015)	(2,219)
Finance lease liability	74,582	68,904
Less: current portion of finance lease liability	(37,016)	(27,336)
Long-term finance lease liability	$37,566	$41,568

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  March 31, 2022 and June 30, 2021, the operating lease liability was $90.1 million and $98.1 million, respectively. As of March 31, 2022 and June 30, 2021, the balance of the associated right-of-use assets was $87.5 million and $94.7 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of March 31, 2022 and June 30, 2021, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2022	June 30, 2021

	(in thousands)

2022	$3,440	$23,030
2023	16,794	16,204
2024	16,120	15,032
2025	15,635	14,222
2026	12,300	11,247
Thereafter	35,266	27,432
Total minimum payments	99,555	107,167
Less: imputed interest	(9,423)	(9,060)
Operating lease liability	90,132	98,107
Less: current portion of operating lease liability	(13,790)	(20,649)
Long-term operating lease liability	$76,342	$77,458

The Company is subleasing two of its facilities through May 2022, one through July 2023 and one through November 2024. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of March 31, 2022 and June 30, 2021, respectively, of the expected sublease income:

	March 31, 2022	June 30, 2021

	(in thousands)

2022	$407	$1,496
2023	1,117	797
2024	387	66
2025	133	—
Total sublease income	$2,044	$2,359

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and nine months ended March 31, 2022 and 2021:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022		2021

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$8,812	$7,987	$25,800		$21,165
Interest on lease liabilities	473	412	1,334		684
Instructional costs and services:
Operating lease cost	3,964	3,985	11,830		11,866
Short-term lease cost	16	9	51		166
Sublease income	(251)	(251)	(830)		(754)
Selling, general, and administrative expenses:
Operating lease cost	1,631	1,727	5,074		4,959
Short-term lease cost	39	223	48		666
Sublease income	(158)	(263)	(469)		(687)
Total lease cost	$14,526	$13,829	$42,838		$38,065

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,237)	$(5,286)	$(15,899)		$(15,650)
Financing cash flows from finance leases	(9,175)	(5,648)	(23,919)		(17,103)
Right-of-use assets obtained in exchange for new finance lease liabilities	1,698	14,748	22,579		61,613
Right-of-use assets obtained in exchange for new operating lease liabilities	1,116	964	7,921		1,553
Weighted-average remaining lease term - finance leases			2.08	yrs.	2.68	yrs.
Weighted-average remaining lease term - operating leases			6.63	yrs.	6.67	yrs.
Weighted-average discount rate - finance leases			2.44%		2.49%
Weighted-average discount rate - operating leases			2.75%		2.77%

6.   Debt

The following is a summary, as of March 31, 2022 and June 30, 2021, respectively, of the components of the Company’s outstanding long-term debt:

	March 31, 2022	June 30, 2021

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized discount	—	(113,331)
Less: unamortized debt issuance costs	(8,953)	(7,398)
Total debt	411,047	299,271
Less: current portion of debt	—	—
Long-term debt	$411,047	$299,271

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended March 31, 2022 and 2021, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively, and $3.5 million and $2.8 million, respectively, for the nine months ended March 31, 2022 and 2021.

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

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended March 31, 2022 and 2021, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.2 million, respectively, and $1.2 million and $0.4 million, respectively, during the nine months ended March 31, 2022 and 2021.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of March 31, 2022, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company repaid its $100.0 million outstanding balance and as of March 31, 2022, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of March 31, 2022, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,889,544. As of March 31, 2022, there were 1,606,841 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

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

Stock option activity including stand-alone agreements during the nine months ended March 31, 2022 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(25,100)	15.57
Forfeited or canceled	(1,000)	31.73
Outstanding and exercisable, March 31, 2022	5,350	$18.44	0.80	$95,686

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the nine months ended March 31, 2022 and 2021 was $0.4 million and $24.5 million, respectively.

As of March 31, 2022, there was no unrecognized compensation expense related to nonvested stock options granted. During the three and nine months ended March 31, 2022 and 2021, the Company recognized zero stock-based compensation expense related to stock options.

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

Restricted stock award activity during the nine months ended March 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	526,773	35.14
Vested	(668,672)	28.73
Canceled	(123,507)	33.72
Nonvested, March 31, 2022	1,143,928	$33.03

Performance-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2022, 37,313 new performance-based restricted stock awards were granted and in total, 374,360 remain nonvested at March 31, 2022. During the nine months ended March 31, 2022, 221,194 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the Plan and were subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021. In January 2022, achievement was certified at 133% of target, which resulted in an additional 10,020 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

During fiscal year 2021, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers (“NEOs”) with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the Plan and were subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. In August 2021, achievement was certified at 133% of target, which resulted in an additional 27,293 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. In August 2021, the second tranche was achieved at above target resulting in the vesting of 119,431 shares. The Company is currently amortizing the third tranche over the vesting period because it believes that it is probable that the free cash flow target will

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

be met. The free cash flow metric was not met for fiscal year 2020, however, the Company believes that it will be met in aggregate, and therefore is amortizing the first tranche over a three-year period.

Service-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2022, 489,460 new service-based restricted stock awards were granted and in total, 769,569 remain nonvested at March 31, 2022. During the nine months ended March 31, 2022, 447,478 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2022, there was $23.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2022 and 2021 was $18.5 million and $20.2 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2022 and 2021 was $22.4 million and $23.2 million, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $4.6 million and $5.5 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2022 and 2021, the expense was $14.1 million and $16.6 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the nine months ended March 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	346,880	34.90
Vested	(1,810,752)	9.95
Canceled	(1,025,727)	24.76
Nonvested, March 31, 2022	388,445	$32.47

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fiscal Year 2022 LTIP

During the nine months ended March 31, 2022, the Company granted 250,250 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

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

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under a LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company is currently amortizing certain awards over their vesting periods because it believes that it is probable that the specific metrics will be achieved. Two metrics are assumed to be achieved at threshold and one is assumed to be achieved at outperform. The aggregate target grant date fair value of these metrics are $0.3 million. The remaining metrics are currently being assessed as not probable of achievement.

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

Summary of All Performance Share Units

As of March 31, 2022, there was $6.3 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.8 years. During the three months ended March 31, 2022 and 2021, the Company recognized $0.8 million and $7.4 million, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2022 and 2021, the expense was $0.2 million and $14.2 million, respectively. Included in the stock-based compensation expense above, for the three months ended March 31, 2022 and 2021 is $0.3 million and $0.4 million, respectively, and for the nine months ended March 31, 2022 and 2021 is $1.0 million and $0.4 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the nine months ended March 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	59,354	$22.01
Granted	14,769	33.24
Vested	(5,006)	23.97
Canceled	—	—
Nonvested, March 31, 2022	69,117	$24.27

Summary of All Deferred Stock Units

As of March 31, 2022, there was $0.2 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.5 years. During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs. During the nine months ended March 31, 2022 and 2021, the expense was $0.5 million and $0.3 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended March 31, 2022 and 2021, contributions made by the Company to Future of School were $0.2 million and $0.2 million, respectively, and $1.0 million and $1.2 million, respectively, for the nine months ended March 31, 2022 and 2021. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts shown for the three and nine months ended March 31, 2022 and 2021 reduced those obligations and as of March 31, 2022, $2.5 million remains outstanding as related to the fiscal year 2021 accrual.

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

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company, one of its current officers, and one of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive. On February 17, 2021, the District Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint alleged, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents. The complaint sought unspecified monetary damages and other relief. The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021,which the District Court granted, without prejudice, on September 16, 2021. The plaintiffs did not file a second amended complaint, but appealed the District Court’s dismissal decision to the United States Court of Appeals for the Fourth Circuit on December 1, 2021. Briefing in that appeal concluded March 10, 2022, and a decision from the Court of Appeals remains outstanding.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company provided guarantees of approximately $0.5 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year 2020, the Company experienced an increase in demand for its products and services.

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

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration, and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During fiscal year 2021, the Company recorded an expense of $0.3 million related to the estimate of the fair value of its contingent consideration. During the three and nine months ended March 31, 2022, the Company recorded a gain of $0.4 million and an expense of $0.2 million, respectively, related to the estimate of the fair value of its contingent consideration. Those adjustments are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations. The fair value of the contingent consideration as of March 31, 2022 was $11.3 million and is recorded within accrued liabilities on the condensed consolidated balance sheets.

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

Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2022 are revenues of $10.5 million and $28.5 million, respectively, and income from operations of $0.4 million and loss from operations of $0.1 million, respectively, related to MedCerts. Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2021 are revenues of $5.3 million and $6.4 million, respectively, and a loss from operations of $2.1 million and $3.3 million, related to MedCerts.

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

Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2022 are revenues of $4.4 million and $12.1 million, respectively, and income from operations of $0.1 million and $0.5 million, respectively, related to Tech Elevator. Included in the Company’s condensed consolidated results of operations for the three and nine months ended March 31, 2021 are revenues of $3.4 million and $4.0 million, respectively, and income from operations of $0.3 million and $0.0 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended
(In thousands)	March 31, 2021
Revenues	$1,154,663
Income from operations	89,900
Net income	61,948

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of March 31, 2022, the Company has contributed an aggregate $8.3 million to these funds: $2.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $6.1 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that is being accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that would give the Company an effective ownership of 53% if exercised. In October 2021, the Company agreed to loan Tallo up to $3.0 million. This promissory note bears interest at 5% and has a maturity date of five years. The promissory note does not contain any means of conversion into additional ownership by the Company. During the second and third quarters of fiscal year 2022, the Company funded $3.0 million under the promissory note.

During the third quarter of fiscal year 2022, the Company recorded a credit loss expense of $2.5 million to reduce the carrying amount of the convertible note and $1.5 million to reduce the carrying amount of the promissory note. The credit loss expenses are recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations. Additionally, the Company reversed an aggregate $0.4 million of accrued interest on both instruments and made an accounting policy election to record this within interest income (expense), net on the condensed consolidated statements of operations. The Company’s investment in Tallo, the convertible note, and promissory note are included in deposits and other assets on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2022	2021

	(In thousands)
Cash paid for interest	$6,182	$4,024
Cash paid for taxes	$32,640	$15,212

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	—	1,280
Right-of-use assets obtained in exchange for new finance lease liabilities	22,579	61,613

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$218	$186
Stock-based compensation expense capitalized on curriculum development	87	145
Non-cash purchase price related to business combinations	1,145	—

Business combinations:
Acquired assets	$394	$11,120
Intangible assets	2,157	33,712
Goodwill	600	68,828
Assumed liabilities	(58)	(5,036)
Deferred revenue	(1,030)	(2,096)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2022.

●	Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring judgments and estimates.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the nine months ended March 31, 2022, revenues increased to $1,231.5 million from $1,139.3 million in the prior year, an increase of 8.1%. Over the same period, operating income increased to $110.5 million from $89.1 million in the prior year, an increase of 24.0%. Our gross margin percentage is generally static so increases to our operating income are driven by revenue growth or a reduction in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the nine months ended March 31, 2022 were 187.0 thousand, a decrease of 2.4 thousand, or 1.3%, over the prior year.

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year 2020, we experienced an increase in demand for our products and services.

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

Results of Operations

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year 2020, we experienced an increase in demand for our products and services.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		2022 / 2021		March 31,		2022 / 2021
	2022	2021	Change	Change %	2022	2021	Change	Change %

	(In thousands, except percentages)

General Education (1)	143.8	155.8	(12.0)	(7.7%)	145.1	159.4	(14.3)	(9.0)%
Career Learning (1) (2)	42.0	29.5	12.5	42.4%	41.9	30.0	11.9	39.7%
Total Enrollment	185.8	185.3	0.5	0.3%	187.0	189.4	(2.4)	(1.3%)

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2021 for the first quarter of fiscal year 2022 and October 1, 2020 for the first quarter of fiscal year 2021.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2022 / 2021		March 31,		Change 2022 / 2021
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)

General Education	$315,858	$322,304	$(6,446)	(2.0%)	$935,440	$950,142	$(14,702)	(1.5%)
Career Learning
Middle - High School	83,238	52,382	30,856	58.9%	229,937	152,529	77,408	50.7%
Adult	22,626	17,459	5,167	29.6%	66,078	36,579	29,499	80.6%
Total Career Learning	105,864	69,841	36,023	51.6%	296,015	189,108	106,907	56.5%
Total Revenues	$421,722	$392,145	$29,577	7.5%	$1,231,455	$1,139,250	$92,205	8.1%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021

	(Dollars in thousands)
Revenues	$421,722	100.0%	$392,145	100.0%	$1,231,455	100.0%	$1,139,250	100.0%
Instructional costs and services	266,883	63.3	253,128	64.5	802,657	65.2	740,951	65.0
Gross margin	154,839	36.7	139,017	35.5	428,798	34.8	398,299	35.0
Selling, general, and administrative expenses	94,245	22.3	100,464	25.6	318,266	25.8	309,230	27.1
Income from operations	60,594	14.4	38,553	9.8	110,532	9.0	89,069	7.8
Interest expense, net	(2,373)	(0.6)	(5,371)	(1.4)	(6,241)	(0.5)	(12,502)	(1.1)
Other income, net	496	0.1	486	0.1	4,291	0.3	2,276	0.2
Income before income taxes and income from equity method investments	58,717	13.9	33,668	8.6	108,582	8.8	78,843	6.9
Income tax expense	(16,716)	(4.0)	(10,275)	(2.6)	(29,751)	(2.4)	(18,541)	(1.6)
Income from equity method investments	918	0.2	396	0.1	209	0.0	654	0.1
Net income attributable to common stockholders	$42,919	10.2%	$23,789	6.1%	$79,040	6.4%	$60,956	5.4%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues.  Our revenues for the three months ended March 31, 2022 were $421.7 million, representing an increase of $29.6 million, or 7.5%, from $392.1 million for the same period in the prior year. General Education revenues decreased $6.4 million, or 2.0%, year over year. The decrease in General Education revenues was primarily due to the 7.7% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $36.0 million, or 51.6%, primarily due to a 42.4% increase in enrollments, school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2022 were $266.9 million, representing an increase of $13.8 million, or 5.5%, from $253.1 million for the same period in the prior year. This increase in expense was due to continued hiring of personnel in growth states and salary increases in some states. Instructional costs and services expenses were 63.3% of revenues during the three months ended March 31, 2022, a decrease from 64.5% for the three months ended March 31, 2021.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended March 31, 2022 were $94.2 million, representing a decrease of $6.3 million, or 6.3% from $100.5 million for the same period in the prior year. The decrease was primarily due to a decrease of $4.4 million in professional services and marketing expenses, and $4.1 million in personnel and related benefit costs, including stock-based compensation, partially offset by a $1.9 million increase in licensing fees.  Selling, general, and administrative expenses were 22.3% of revenues during the three months ended March 31, 2022, a decrease from 25.6% for the three months ended March 31, 2021.

Income tax expense.  Income tax expense was $16.7 million for the three months ended March 31, 2022, or 28.0% of income before income taxes, as compared to an expense of $10.3 million, or 30.2% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended March 31, 2022 was primarily due to the impact of non-deductible compensation.

Comparison of the Nine Months Ended March 31, 2022 and 2021

Revenues.  Our revenues for the nine months ended March 31, 2022 were $1,231.5 million, representing an increase of $92.2 million, or 8.1%, from $1,139.3 million for the same period in the prior year. General Education revenues decreased $14.7 million, or 1.5%, year over year. The decrease in General Education revenues was primarily due to the 9.0% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $106.9 million, or 56.5%, primarily due to a 39.7% increase in enrollments, school mix, as well as from the acquisition of MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2022 were $802.7 million, representing an increase of $61.7 million, or 8.3%, from $741.0 million for the same period in the prior year. This increase in expense was due to continued hiring of personnel in growth states and salary increases in some states. Instructional costs and services expenses were 65.2% of revenues during the nine months ended March 31, 2022, an increase from 65.0% for the nine months ended March 31, 2021.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the nine months ended March 31, 2022 were $318.3 million, representing an increase of $9.1 million, or 2.9% from $309.2 million for the same period in the prior year. The increase was primarily due to an increase of $9.1 million in licensing fees, and $1.9 million in professional services and marketing expenses, partially offset by a $3.1 million decrease in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 25.8% of revenues during the nine months ended March 31, 2022, a decrease from 27.1% for the nine months ended March 31, 2021.

Income tax expense.  Income tax expense was $29.8 million for the nine months ended March 31, 2022, or 27.3% of income before income taxes, as compared to an expense of $18.5 million, or 23.3% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the nine months ended March 31, 2022 was primarily due to the impact of non-deductible compensation and the excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2022, we had net working capital, or current assets minus current liabilities, of $621.4 million. Our working capital includes cash and cash equivalents of $308.6 million and accounts receivable of $422.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2022.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of March 31, 2022, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of March 31, 2022, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of March 31, 2022 and June 30, 2021, the finance lease liability was $74.6 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 3.65%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 3.65%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2022 was $81.4 million compared to $11.1 million for the nine months ended March 31, 2021. The increase of $70.3 million was primarily due to a lower increase in accounts receivable, partially offset by a decrease in accrued compensation and benefits and deferred revenue and other liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2022 was $90.6 million compared to $106.5 million for the nine months ended March 31, 2021, a decrease of $15.9 million. The decrease was primarily due to the acquisitions of MedCerts and Tech Elevator for $70.8 million in fiscal year 2021, partially offset by net purchases of marketable securities of $44.2 million and an increase in capital expenditures year over year of $13.0 million.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2022 was $68.8 million compared to net cash provided by financing activities of $212.1 million during the nine months ended March 31, 2021, a decrease of $280.9 million. The decrease was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million, the repayment on our Credit Facility of $100.0 million in fiscal year 2021 and an increase in the repurchase of restricted stock for income tax withholding of $28.6 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of March 31, 2022 and June 30, 2021, we had cash and cash equivalents totaling $308.6 million and $386.1 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At March 31, 2022, a 1% gross increase in interest rates for our variable-interest instruments would result in a $3.1 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At March 31, 2022, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

10.1

Employment Agreement of James J. Rhyu, dated February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2022, File No. 001-33883)

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: April 20, 2022