Form 10-K
period 2022-06-30
Stride, Inc.
filed 2022-08-10
CIK 1157408

tec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (I.R.S. Employer Identification No.)

11720 Plaza America 9th Floor Reston, VA 20190 (Address of Principal Executive Offices)	(703) 483-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2021 was $1,015,445,000. Aggregate market value excludes an aggregate of approximately 12,283,269 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of July 29, 2022 was 42,770,888.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2022, are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as coronavirus disease 2019 (“COVID-19”);
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the Career Learning business;
●	entry of new competitors with superior technologies and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;

●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems, resulting from cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data; and
●	failure to prevent or mitigate a cybersecurity incident that affects our systems.

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

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and business.   Through our Career Learning programs, we offer middle and high school students content pathways that include job-ready skills and work experiences and, for high school students, that can lead toward an industry certification and/or college credits.   Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  Through our Adult Learning brands, we also offer in-person and remote immersive programs and self-paced, structured online Career Learning programs to adult learners in software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers.  These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering.

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

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face-to-face time in the classroom with online instruction and opened an online private school to reach students worldwide. For the 2021-2022 school year, we provided our school-as-a-service offering to 80 schools in 30 states and the District of Columbia in the General Education market, and 42 schools in 24 states in the Career Learning market.  We also serve schools in 49 states and the District of Columbia through our Learning Solutions sales channel.

In 2020, we acquired three adult learning companies, Galvanize, Tech Elevator, and MedCerts to enter into and expand the Company’s offerings.  These Adult Learning brands deliver a mix of in-person and remote training in software engineering and allied healthcare to consumers and enterprises..

Our Market

The U.S. market for K-12 education is large and virtual and blended learning has gained broader usage due to the impact of the COVID-19 pandemic. For example:

●	According to a May 2021 report of the National Education Policy Center (“NEPC”) entitled “Virtual Schools in the U.S. 2021,” in 2019-20, 477 full-time virtual schools enrolled 332,279 students, and 306 blended schools enrolled 152,530 students. The NEPC report further states forty states had either virtual or blended schools.
●	In an April 2021 study of 16 to 18 year old students in the U.S. and U.K., the Society for Industrial and Applied Mathematics found that one-third of students would choose either full-time or part-time online education even after things return to normal after the pandemic. This included 29% of students who preferred a hybrid approach, and 4% of students who preferred a full-time virtual education.

●	In 2021, the National Home Education Research Institute estimated that there were approximately 3.7 million home-educated students in the United States during School Year 2020-2021. Prior to the COVID-19 pandemic, the number of students was 2.5 million, and estimates showed home-educated student enrollments growing by 2% per year since 2016.
●	April 2022 data from the Bureau of Labor Statistics estimates that demand for occupations that require nondegree postsecondary education will grow 9.7% by 2030, a faster rate than overall employment.

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

Although the COVID-19 pandemic changed the awareness and acceptance of virtual and blended learning, we continue to expect most students in the United States will be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability to choose an online public education (including blended learning models), and that states and districts will seek to incorporate virtual and blended solutions into their school-based programs. Our school-as-a-service offering offers a full service, integrated program, and a complete solution for districts and schools that desire a comprehensive option. For public school customers who need less than a full service offering, our Learning Solutions sales channel provides online curriculum and services on a solutions-oriented, customized basis. We continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s and individuals’ capabilities and needs. These investments are intended to expand our current assets into markets that have appeal to today’s education consumers.  Moreover, we have pursued, and will continue to pursue, selected markets outside the United States where we believe our products and services can address local foreign market needs.

We believe the growth in careers requiring non degree post-secondary awards will drive more adult learners to seek training solutions that lead to credentials or certifications.  It is anticipated that these learners will seek lower cost, more accessible training solutions that prepare them for the workforce in less time than traditional post-secondary degree programs.  Our adult learning solutions provide these types of learners with content, instruction, and career placement services to help them achieve their career goals.   Additionally, according to the Society for Human Resource Management, recruiting and hiring remains one of the top challenges for companies.   To address this challenge, companies are beginning to cover the cost of training for entry-level positions as well as increasing budgets for upskilling and reskilling of their existing workforce. Stride’s adult learning solutions address these employer needs by providing training and job placement and recruitment services.  We anticipate that this market will continue to grow as more employers recognize the benefits of retaining existing talent rather than sourcing new talent.

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

Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through our Galvanize, Tech Elevator, and MedCerts brands.  These include skills training for the software engineering, healthcare, and medical fields, as well as staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

Our Sales Channels

Virtual and Blended Schools

The Virtual and Blended Public Schools we serve offer an integrated package of systems, services, products, and professional expertise that we administer to support a virtual or blended public school. Customers of these programs can obtain the administrative support, information technology, academic support services, online curriculum, learning system platforms and instructional services under the terms of a negotiated service and product agreement. We provide our school-as-a-service offerings to virtual and blended public charter schools and school districts. These contracts are negotiated with, and approved by, the governing authorities of the customer. The duration of these service and product agreements are typically greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, the Company may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notice of termination, or customers may transition a school to a different offering. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our school-as-a-service customers can renew, revoke, or modify those charters as well.

The majority of our revenue is derived from these school-as-a-service agreements with the governing authorities of the public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full-time virtual and blended school students access online lessons over the internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face-to-face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service learning opportunities, honor societies, and clubs. In addition to school-level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

These virtual public schools operate under different brands including Virtual Academies (our General Education offering), Stride Career Prep (including Destinations Career Academies, which focus on career pathways), Insight schools (which tend to focus on particular student segments, such as only middle and high school grade levels, at-risk students and career readiness programs), and iQ Academy Minnesota (where responsibility for academic program and regulatory compliance rests with the school district).

In addition to our full-time virtual programs, we offer a variety of support services and sell our products to blended schools, which are schools that combine online and face-to-face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center. In contrast to a typical brick and mortar public school, blended schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility.  These blended programs bring students and teachers physically together more often than a purely online program. In some blended schools we support, students attend a learning center on a part-time basis, where they receive face-to-face instruction, in addition to their online virtual curriculum and instruction.

Learning Solutions

Our Learning Solutions sales channel distributes our software and services to schools and school districts across the U.S.  Over the past few years, both as a result of the COVID-19 pandemic and continuing trends toward digital solutions, public schools and school districts have been increasingly adopting online solutions to augment teaching practices, launch new learning models, cost-effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses. Additionally, districts are seeking support for implementations that blend virtual and in-person instruction.

To address the growing need for digital solutions and the emerging need for comprehensive virtual solutions, our Learning Solutions team provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio approach provides a continuum of delivery models, from full-time programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. Our Learning Solutions team strives to partner with public schools and school districts, primarily in the U.S., to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments and to provide comprehensive support for teachers and administrators to deliver effective virtual and blended instructions.

Private Programs

We also operate tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These programs address students and families in the states in which we do not offer a free public option, as well as students looking for additional flexibility.  Additionally, many families can use education savings accounts, tax credits and vouchers to attend these schools for low or no cost.  We also pursue international opportunities where we believe there is significant demand for a quality online education. Our international students are typically from expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. In addition, we have entered into agreements that enable us to distribute our products and services to our international school partners who use our courses to provide broad elective offerings and dual diploma programs.

Consumer Sales

We also offer individual online courses and supplemental educational products directly to families. These purchasers desire to educate their children as homeschoolers, outside of the traditional school system or to supplement their child’s existing public or private school education without the aid of an online teacher. Customers of our consumer products have the option of purchasing a complete curriculum, individual courses, or a variety of other supplemental products, covering various subjects depending on their child’s needs. Typical applications include summer school course work, home-schooling, enrichment, and educational supplements.

Adult Learning

We offer adult learning training programs through Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and health care sectors.  Galvanize and Tech Elevator offer in-person and remote immersive full-time software engineering programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences.  MedCerts provides self-paced, fully online structured training programs that lead to certifications in the health care field. These brands also work directly with enterprises to create customized, tailored education plans to help companies train, upskill, and reskill their employees.

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

Improve Student Retention in Our School-as-a-Service Offerings.  To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual and blended schools because families have the option of enrolling their children in a brick and mortar school or another virtual or blended school. Once students are enrolled, we offer programs  to provide early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and, ultimately, give students a better chance at academic success.

Grow Career Learning Enrollments and Expand Career Training Market. To grow Stride’s Career Learning business and enrollments we are expanding the Stride Career Prep brand, and pursuing industry partnerships. We believe this approach will be more advanced than traditional vocational training and broader than enrollment in a series of career technical education (“CTE”) courses.  We seek to expand our addressable market by offering career readiness training beyond our traditional K-12 market and into adult education and corporate training.  .

Introduce New and Improved Products and Services.  We intend to continue to expand our product line and offerings, both internally and through licensing or strategic acquisitions of products that expand our current portfolio. This includes pursuing development and licensing of curriculum and platforms that are accessible from tablet and mobile devices and leveraging adaptive learning technologies and solutions. We will also invest in our current products and assets to make them more accessible to larger markets by improving the user experience and content.

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

Add Enrollments in Our Private Schools.  We currently operate online private schools that we believe appeal to a broad range of students and families. We look to drive increased enrollments in these schools by increasing awareness, through targeted marketing programs, and by partnerships with traditional brick and mortar private schools.

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

Pursue Strategic Partnerships and Acquisitions.  We may pursue selective acquisitions that complement our existing educational offerings and business capabilities, and that are natural extensions of our core competencies. We may also pursue acquisitions that extend our offerings and business capabilities. We believe we can be a valued-added partner or contribute our expertise in curriculum development and educational services to serve more students.  In 2018, we partnered with Southern New Hampshire University to invest in the development of degree-granting programs for online teaching.

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

Curriculum and Content

Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state-customized versions of those courses, electives, and instructional supports.  We have built core courses with the guidance and recommendations of leading educational organizations at the national and state levels. State standards continue to evolve, and we invest in our curriculum to meet these changing requirements.  Additionally, through our Galvanize, Tech Elevator and MedCerts brands, we have high-quality, engaging, online coursework and content in information technology and health care

Systems

We have established a secure and reliable technology platform, which integrates proprietary and third-party systems to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment.  Our end-to-end platform includes content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality, and personalized educational experience for students.  À la carte offerings can provide curriculum and content hosting on customers’ learning management systems, or integrate with customers’ student information systems.

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

Academic Performance

Our fundamental goal for every child who enrolls in a school that has purchased our school-as-a-service offering, is to improve their academic performance.  With the implementation of the federal Every Student Succeeds Act (“ESSA”) beginning with the 2017-18 school year, each of the states in which we support virtual and blended public schools has been given the authority to develop a school accountability plan within the confines of a broad federal ESSA framework based on their own conception of the best means to advance college and career readiness. The ESSA requires states to utilize four academic-related indicators in their accountability plans to measure school and student performance:  academic achievement, student growth in reading and math, graduation rate, and progress in achieving English language proficiency. The states were given discretion on the weight to give to each indicator and how to apply them. Most of the state ESSA plans submitted in 2017 to the U.S. Department of Education use some form of summative rating method to describe school performance, such as conferring an A-F grade or using a ranking system having a 1-10 scale. A significant new element of this education law is a requirement for states to adopt at least one non-academic indicator in their state’s accountability system to measure “school quality or student success,” often called the “fifth” indicator. Unlike No Child Left Behind where the only measure of school performance was an Annual Yearly Progress report, there are a wide range of non-academic options enumerated in the ESSA that the states can adopt to advance their own “school quality or student success” accountability objectives. The states may include measures of student engagement, educator engagement, student access to and completion of advanced coursework, post-secondary readiness, school climate and safety, and any other indicator a state may choose for this purpose. For example, a post-secondary readiness accountability indicator can include student participation in and completion of a CTE program of study, or access to dual credit programs. Similarly, a student engagement indicator may focus on teacher observations or ratings that demonstrate improvements in this area.

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. All of our school-as-a-service offerings administer nationally recognized, norm-referenced assessments to measure student growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from other successful school clients and from other high performing schools across the country, we have developed an academic framework that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student-level data. As part of the academic framework, schools implement plans to collect student-level data throughout the year through the use of norm-referenced growth measures at least three times per year, along with strategically placed formative interims, benchmarks, and summative assessments.

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

While measuring academic performance is necessary, taking meaningful steps to improve academic performance and student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families. To monitor student learning progress during the school year, we use multiple equivalent assessments at the lesson, unit and semester level. This is intended to ensure that our measurement is reliable and valid. We provide more synchronous sessions for at-risk students based on data driven instruction that provides for targeted teacher intervention to assist students with lesson challenges.

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools and school districts, including those with a career orientation. These companies include Pearson PLC (Connections Academy), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, and state-administered online programs, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Apex Learning Inc., Curriculum Associates, Imagine Learning LLC, Edmentum Inc., Dreambox Learning, Inc., and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and Nearpod Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Nobel Learning Communities, Inc.) and Penn Foster Inc. for online private pay school students. Additionally, our Adult Learning offerings compete with other in-person and remote immersive programs and self-paced online training programs.  These include General Assembly (a subsidiary of Adecco), Lambda School (Lambda Inc.), Carrus, Inc., and Education to Go (a subsidiary of Cengage Learning), among others.

We believe that the primary factors on which we compete are:

●	extensive experience in, and understanding of, virtual education delivery;
●	comprehensive suite of academic programs;
●	customer satisfaction;
●	quality of integrated curriculum and materials with an online delivery platform;
●	qualifications, experience and training teachers for online instruction;
●	comprehensiveness of school management and student support services;
●	integrated K-12 solutions, with components designed and built to work together;
●	ability to leverage our assets across our business; and
●	sophisticated government affairs knowledge and experience in virtual and blended school regulatory environments.

Broadly speaking, we participate in the market for digital education and adult training. In states where we enter into multi-year service and product agreements with virtual and blended public schools, we believe that we generally serve less than 1% of the public school students in that state. The customers for Learning Solutions sales are schools and school districts seeking individual courses to supplement their course catalogs or school districts seeking to offer an online education program to serve the needs of a small subset of their overall student population. Defining a more precise relevant market upon which to base a share estimate would not be meaningful due to significant limitations on the comparability of data among jurisdictions. For example, some providers to K-12 virtual public schools serve only high school students; others serve elementary and middle school students, and some serve both. There are also providers of online virtual K-12 education that operate solely within individual states or geographic regions rather than globally as we do. Furthermore, some school districts offer their own virtual programs with which we compete. Parents in search of an alternative to their local public school have a number of alternatives beyond virtual and blended public schools, including private schools, public charter schools and home schooling. In our private schools, we compete for students seeking an English-based K-12 education worldwide. In addition, our integrated learning systems consist of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. These learning systems are designed to operate domestically and internationally, and thus, the geographic market for many of our products and services is global and indeterminate in size.  Finally, our Adult Learning brands compete with post-secondary providers, both public and private, as well as other certificate and credential providers.  They also compete with upskilling and reskilling training programs developed in-house by employers.

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

Technology

Stride’s online learning systems, along with our back-office support systems, run on cloud infrastructure from Amazon Web Services (AWS) and Microsoft Azure.

Architecture.  Stride’s key systems leverage a technology architecture that allows us to develop iterative solutions to meet both present and future market needs.

Availability and Redundancy.  Stride’s systems run on world-class cloud infrastructure from AWS and Azure that operate in multiple availability zones.

Cybersecurity.  A business-centric information security program has also been adopted that is tailored to adjust to an ever-changing IT compliance and information security threat landscape. Our cybersecurity measures and policies are aligned with cybersecurity guidance from the National Institute of Standards & Technologies (NIST) across our cloud ecosystems.

Physical Infrastructure. Stride has completed the migration of our entire application portfolio to Amazon Web Services (AWS) and Microsoft Azure.  We leverage various technologies to monitor our application and infrastructure ecosystem on a 7 X 24 X 365 basis.

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

Our patent portfolio includes five U.S.-issued patents and one foreign-issued patents directed towards various aspects of our educational products and offerings. Three of the U.S.-issued patents encompass our system and methods of virtual schooling and online foreign language instruction. The other two U.S.-issued patents and the foreign-issued patent encompass our system and method for producing, delivering and managing educational material.

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

Human Capital Resources

As of June 30, 2022, we had approximately 7,500 employees, including approximately 4,200 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 3,800 teachers who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain schools we serve employ unionized teachers. We believe that our employee relations are good.

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

●	44% of our Board is comprised of minorities and 33% are women.
●	73% of our executive leadership team is comprised of minorities and women.
●	82% of our full-time employees are women.
●	For direct education-related roles, largely the K-12 teacher population, employee demographics mirror national averages for these positions.

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

Corporate Information

Our website address is www.stridelearning.com.

Available Information

We make available, free of charge through the Investors section of our website (www.stridelearning.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), promptly after they are electronically filed with the Securities and Exchange Commission (the “SEC”). Our earnings conference calls are web cast live via the Investors section of our website. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial conditions, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depends on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	The inability to predict how the COVID-19 pandemic will continue to impact our business;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Any failure to comply with applicable laws or regulations, the enactment of new laws or regulations, poor academic performance or misconduct by us or operators of other virtual public schools;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Schools we serve or the programs we offer may fail to enroll or re-enroll a significant number of students;
●	The enrollment data we present may not fully capture trends in our business performance;
●	Our marketing efforts may not be effective;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet state accountability testing standards and achieve parent and student satisfaction;
●	Compliance with curriculum standards and assessments for individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;
●	Our business could be negatively affected as a result of actions by activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;
●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;

●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide ERP system;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer facing services, systems, and platforms;
●	Any failure to prevent or mitigate a cybersecurity incident affecting our systems, or any significant interruption in the operation of our data centers;
●	Our reliance on the Internet to enroll students and to deliver our products and services to children;
●	Failure to comply with data privacy regulations;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Our ability to keep pace with changes in our industry and advancements in technology;
●	Our ability attract and retain key executives and skilled employees; and
●	Our ability to obtain additional capital in the future on acceptable terms.

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

The political process and potential variability in general economic conditions, including due to the ongoing COVID-19 pandemic, rising inflation and geo-political instability, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by the ongoing COVID-19 pandemic, rising inflation and geo-political instability, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the 2008 recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt midyear cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service and product agreements with multiple schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. For example, we have agreements with 13 schools in California and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.
●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in fiscal year 2016, the Commonwealth of Pennsylvania was unable to approve a budget, including funding for public school education, and thus the Agora Cyber Charter School received no funds and could not make timely contractual payments to the Company for our products and services, even though we continued to incur the costs to keep the school operating.

We cannot predict with any certainty whether and to what degree the disruption caused by the ongoing COVID-19 pandemic and reactions thereto will continue and how our business and results of operations will be impacted in the future.

While we initially observed increasing demand from prospective students in the earlier part of the COVID-19 pandemic, we cannot estimate the specific impact of the ongoing COVID-19 pandemic on future demand trends, and there is no assurance that we will continue to experience current demand levels as the COVID-19 pandemic tapers. As a result, we expect to face difficulties in accurately forecasting financial results.

Failure to comply with regulatory requirements, poor academic performance, or misconduct by us or operators of other virtual public schools could tarnish the reputation of all the school operators in our industry, which could have a negative impact on our business or lead to punitive legislation.

As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception of poor performance, could also lead to closure of an online public school or termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools. For example, a 2016 Nevada law expanded a charter authorizer’s ability to terminate a charter based upon academic performance or to reconstitute a school’s governing board, and a 2013 Tennessee law included academic performance criteria applicable only to virtual schools.

Beyond academic performance issues, some virtual school operators, including us, have been subject to governmental investigations alleging, among other things, false attendance reporting, the misuse of public funds or failures in regulatory compliance. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses.  Investigations have focused on specific companies and individuals, or even entire industries, such as the industry-wide investigation of for-profit virtual schools initiated by the Attorney General of California in 2015. The precise impact of these governmental investigations on our current and future business is difficult to discern, in part because of the number of states in which we operate and the range of purported malfeasance or performance issues involved. If these situations, or any additional alleged misconduct, cause all virtual public schools to be viewed by the public and/or policymakers unfavorably, we may find it difficult to expand into new states or renew our contracts with our clients.

Opponents of public charter schools, including virtual and blended, have sought to challenge the establishment and expansion of such schools through the judicial process. If these interests prevail, it could damage our ability to sustain or grow our current business or expand in certain jurisdictions.

We have been, and will likely continue to be, subject to public policy lawsuits by those who do not share our belief in the value of this form of public education or the involvement of for-profit education management companies. Whether we are a named party to these lawsuits, legal claims have involved challenges to the constitutionality of authorizing statutes, methods of instructional delivery, funding provisions and the respective roles of parents and teachers that can potentially affect us. For example, the Louisiana Association of Educators, an affiliate of a national teachers union, sought to terminate funding on state constitutional grounds to certain types of charter schools through the judicial process (including to a public school we serve), and while the teachers union was initially successful, the Louisiana Supreme Court reversed that decision in March 2018. See Iberville Parish School Board v. Louisiana State Board of Elementary and Secondary Education.

Should we fail to comply with the laws and regulations applicable to our business, such failures could result in a loss of public funding and an obligation to repay funds previously received, which could adversely affect our business, financial condition and results of operations.

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts we serve. These regulations cover specific program standards and financial requirements including, but not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state-specific curriculum requirements and standards; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher-to-student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, funds may be withheld, which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements, with virtual and blended public schools and school districts, may require us to return any contested funds on behalf of the school.

As an emerging form of public education with unique attributes, enabling legislation for online public schools is often ambiguous and subject to discrepancies in interpretation by regulatory authorities, which may lead to disputes over our ability to invoice and receive payments for services rendered.

Statutory language providing for virtual and blended public schools is sometimes interpreted by regulatory authorities in ways that may vary from year to year making compliance subject to uncertainty. More issues normally arise during our first few school years of doing business in a state because such state’s enabling legislation often does not address specific issues, such as what constitutes proper documentation for enrollment eligibility or attendance reporting in a virtual or blended school. From time to time there are changes to the regulators’ approaches to determining the eligibility of students for funding purposes. Another issue may be differing interpretations on what constitutes a student’s substantial completion of a semester in a public school or daily attendance requirements. These regulatory uncertainties may lead to disputes over our ability to invoice and receive payments for services rendered, or to disputes with auditors of public schools, which could adversely affect our business, financial condition and results of operations. For example, in October 2017, the California Department of Education commenced an audit covering, among other things, the average daily attendance records and associated funding provided to the California Virtual Academies (“CAVAs”), dependent on the proper method of counting the time-value and daily engagement of students enrolled in independent study programs provided by non-classroom based charter schools and the regulations applicable to such programs and schools.

The operation of virtual and blended public charter schools depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed, our contracts with these schools would be terminated.

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2022, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreements for these schools are with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

As the provision of online K-12 public education matures, policy or business practice issues may arise that could lead to the enactment of new laws or regulations similar to, or in addition to, laws or regulations applicable to other education industry sectors. For example, for-profit education companies that own and operate post-secondary colleges and programs depend in significant part on student loans provided by the federal government to cover tuition expenses and income sharing agreements, and federal laws prohibit incentive compensation for success in securing enrollments or financial aid to any person engaged in student recruiting or admission activities. In contrast, while students in virtual or blended public K-12 schools are entitled to a public education with no federal or state loans necessary for tuition, laws could be enacted that make for-profit management companies serving such schools subject to similar recruitment or other restrictions. In keeping with good business practices, we do not award or permit incentive compensation to be paid to our public school program enrollment staff or contractors based on the number of students enrolled. New laws that specifically target for-profit education companies or education management organizations from operating public charter schools could also adversely affect our business, financial condition and results of operation.

Risks Related to Our Business and Our Industry

The schools we contract with and serve are governed by independent governing bodies that may shift their priorities or change objectives in ways that are adverse to us and to the students who attend the school programs we administer, or they may react negatively to acquisitions or other transactions.

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business or the students enrolled in those schools. The governing boards of the schools we serve in which we hire the Principal or Head of School (“HoS”) may seek to employ their own HoS as a condition for contract renewal. This decision may potentially reduce the value of the programs they purchase from us by structurally separating the HoS from regular involvement with our virtual school management experts, employee-based professional development programs, and internal understanding of the proprietary curriculum and innovations we develop to improve academic performance. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationships with us, our ability to generate revenues consistently over time or to improve academic outcomes would be adversely affected.

Our contracts for a school-as-a-service offering are subject to periodic renewal, and each year, some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2022, we had contracts for our school-as-a-service offerings for 80 schools in 30 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students, or we fail to enroll a significant number of students in the Career Learning programs for adult learners, our business, financial condition and results of operations will be adversely affected.

A majority of our revenues are a direct function of how many students are enrolled in our school-as-a-service offerings, the number of school districts and students who subscribe to such district programs, and the enrollments in our three international and private schools.

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

We also contract with virtual public schools and school districts to provide marketing and enrollment services, and we provide similar services directly to our international and private schools. However, many of these customers are responsible for their own marketing and enrollment activities. Efforts on our part to sustain or increase enrollments in the face of higher student withdrawals or fewer returning students at the start of a school year may lead to higher costs for us, and may adversely affect our operating margin. If we or the virtual public schools and school districts are unsuccessful in marketing plans or enrollment processes for the schools, the average student enrollment at the schools may not grow or could even decline, and adversely affect our revenues, results of operations and financial condition.

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

Additionally, for our Galvanize, Tech Elevator and MedCerts offerings to adult learners, we are focusing our marketing and enrollment efforts to identify and attract adult learners in the software engineering, healthcare and medical fields, as well as providing staffing and talent development services to employers and government agencies. However, our marketing efforts may not be successful. As a result, our overall enrollment in these adult learning programs may decline, and our revenue, results of operations and financial condition may be adversely affected.

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

If student performance falls, state accountability standards are not achieved, teachers or administrators tamper with state test scoring or graduation standards, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual or blended public school that we serve, charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited, and our business, financial condition and results of operations will be adversely affected.

The success of our business depends in part on the choice of a family to have their child begin or continue his or her education in a virtual or blended public school that we serve. This decision is based on many factors, including student performance and parent and student satisfaction. Students may perform significantly below state averages or the virtual or blended public school may fail to meet state accountability standards. Like many traditional brick and mortar public schools, not all of the public schools we serve meet the requirements of their applicable accountability frameworks, as large numbers of new enrollments from students underperforming in traditional schools can decrease overall results or the underperformance of any one subgroup can lead to the entire school failing to meet accountability expectations and potentially lead to the school’s closure. For example, in Tennessee, the Commissioner of Education has statutory authority to close a virtual school if an accountability trigger is met. In addition, although serving academically at-risk students is an important aspect of our obligation to educate any child regardless of circumstance, the performance of these students can adversely affect a school’s standing under applicable accountability standards. We expect that, as our enrollments increase and the portion of students that have not used our learning systems for multiple years increases, the average performance of all students using our learning systems may decrease, even if the individual performance of other students improves over time. This effect may also be exacerbated if students enrolled in schools that we provide services to or acquire are predominately below state proficiency standards or experience low graduation rates. For example, at-risk students who attended the Electronic Classroom of Tomorrow (ECOT) schools in Ohio, which were closed in mid-school year 2017-18 by state regulators, and who then transferred to other public schools, including the Ohio Virtual Academy supported by us, could negatively impact a receiving school’s overall academic performance ratings absent a different accountability measure applicable to such students or waiver of such standards. Moreover, under ESSA, state authorities may change their accountability frameworks in ways that negatively impact the schools we serve.

Students in the school-as-a-service offerings we serve are required to complete standardized state testing, and the frequency and the results of this testing may have an impact on school enrollment. The significant increase of testing undertaken at the state level has led some parents to opt out of state assessments, a parental right which is now codified in the ESSA, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores or graduation standards, especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve and our business, financial condition and results of operations could be adversely affected.

Compliance with curriculum standards and assessments for individual state determinations under the ESSA may create ongoing challenges to ensure that our curriculum products align with state requirements, which could possibly cause academic performance to decline and dissatisfaction by our school customers which could limit our growth and profitability.

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

When strategic opportunities arise to expand our business, we may acquire or invest in other companies using cash, stock, debt, asset contributions or any combination thereof, such as the acquisitions of Galvanize in January 2020, Tech Elevator in November 2020 and MedCerts in November 2020. We may face risks in connection with these or other future transactions, including the possibility that we may not realize the anticipated cost and revenue synergies on a timely basis, or at all, or further the strategic purpose of any acquisition if our forecasts do not materialize. The pursuit of acquisitions and their integrations may divert the resources that could otherwise be used to support and grow our existing lines of business. The combination of two or more independent enterprises is a complex, costly and time-consuming process.  Acquisitions may create multiple and overlapping product lines that are offered, priced and supported differently, which could cause customer confusion and delays in service. We may have difficulties coordinating sales and marketing efforts to effectively position the combined company’s capabilities. Customers may decline to renew their contracts, or the contracts of acquired businesses might not allow us to recognize revenues on the same basis. These transactions and their integrations may also divert our management’s attention, and our ongoing business may be disrupted by acquisition, transition or integration activities. In addition, we may have difficulty separating, transitioning and integrating an acquired company’s systems, including but not limited to, financial accounting systems, information technology systems, transaction processing systems, internal controls and standards, and procedures and policies, and the associated costs in doing so may be higher than we anticipate.

There may also be other adverse effects on our business, operating results or financial condition associated with the expansion of our business through acquisitions. We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected operating expenses, unexpected accounting treatment, unexpected increases in taxes due or a loss of anticipated tax benefits. The acquired companies may not be able to achieve the levels of revenue, earnings or operating efficiency that we expect. Our use of cash to pay for acquisitions may limit other potential uses of our cash, including investment in other areas of our business, stock repurchases, dividend payments and retirement of outstanding indebtedness. If we issue a significant amount of equity for future acquisitions, existing stockholders may be diluted and earnings per share may decrease. We may pay more than the acquired company or assets are ultimately worth and we may have underestimated our costs in continuing the support and development of an acquired company’s offerings. Our operating results may be adversely impacted by liabilities resulting from a stock or asset acquisition, which may be costly, disruptive to our business, or lead to litigation.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2022, we served 80 virtual public schools and blended schools in 30 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In both our General Education and Career Learning markets, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K-12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our post-secondary Career Learning strategic initiatives through our Galvanize, Tech Elevator and MedCerts subsidiaries, we will be competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition both from existing competitors and new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support or marketing approaches, and may have different pricing and service packages that may have greater appeal than our offerings. In addition, some of our school-as-a-service offerings could seek to transition to a self-managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Our operating results normally fluctuate as a result of seasonal variations in our business, principally due to the number of months in a fiscal quarter that our school customers are fully operational and serving students. In the typical academic year, our first and fourth fiscal quarters have fewer than three full months of operations, whereas our second and third fiscal quarters will have three complete months of operations. Instructional costs and services increase in the first fiscal quarter, primarily due to the costs incurred to ship learning kits at the beginning of the school year. These instructional costs may increase significantly quarter-to-quarter as school operating expenses increase. The majority of our selling and marketing expenses are incurred in the first and fourth fiscal quarters, as our primary enrollment season is April through September.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

●	our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Stride Career Prep schools which offer pathways for Career Learning, may not receive sufficient market acceptance to be economically viable;
●	the ongoing transition of our curriculum from Flash to HTML, and our use of third-party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;

●	the acquisition or opening of additional school-as-a-service offering in states where we already have a contract with other schools can potentially complicate the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;
●	our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;
●	the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;
●	our creation of curricula and instruction protocols for courses taught through our Galvanize, Tech Elevator and MedCerts subsidiaries requires us to rely upon specialized instructors and curriculum developers;
●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction; and
●	our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp.

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

We currently outsource some of our hosting services to third parties. We do not control the operation of any third-party facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters or other unanticipated problems could result in lengthy interruptions in our service. Furthermore, the availability of our proprietary and third-party LMSs could be interrupted by a number of additional factors, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or the ability of the infrastructure to handle spikes in customer usage. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

We operate a complex Company-wide enterprise resource planning (“ERP”) system, and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

We operate a complex Company-wide, Oracle-hosted, integrated ERP system to handle various business, operating and financial processes, which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems, it could result in operational issues including delayed billing and accounting errors and other operational issues which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

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

We use complex IT systems and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks, as well as software related bugs, misconfigurations or other vulnerabilities), e-commerce and enterprise resource planning system implementation and upgrades. From time to time we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties.

The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various hardware, software, infrastructure, online sites and connected networks (hereinafter, "IT Systems"), including those of third parties.  In addition, as part of our business, we collect, use, process, transmit, host and store information, including personal data related to employees, customers, students, and parents, as well as proprietary business information (collectively, "Confidential Information"). Our IT Systems and Confidential Information are at risk of being compromised, whether through malicious activity or human or technological error.  Although we dedicate personnel and resources toward protecting against cybersecurity risks and threats, our efforts may fail to prevent a security incident.

For example, on December 1, 2020, we announced a security incident involving a ransomware attack. The incident resulted in the attacker accessing certain parts of our corporate back-office systems, including some student and employee information on those systems. We do not believe the incident has had a material impact on our business, operations or financial results.  We worked with our cyber insurance provider to make a payment to the ransomware attacker, as a proactive and preventive step to prevent the information obtained by the attacker from being released on the Internet or otherwise disclosed, although there is always a risk that the threat actor will not adhere to negotiated terms. Any remediation measures that we have taken or that we may undertake in the future in response to this security incident may be insufficient to prevent future attacks.

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and critical third parties may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner.  In addition, remote working arrangements that started during the COVID-19 pandemic may continue in the future, which presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities present in many non-corporate networks.

Any security incident that results in Confidential Information being stolen, accessed or modified without authorization, or that otherwise disrupts or negatively impacts our operations or IT Systems, could harm our reputation, lead to customer attrition, and expose us to regulatory enforcement action or litigation, including class actions. We may also be required to expend significant capital and other resources in response to a security incident, including notification under data privacy laws and regulations, and incur expenses related to containing the incident, restoring lost or corrupted data, and remediating our IT Systems.  Monetary damages, regulatory fines or penalties and other costs or losses could be significant and may exceed insurance policy limits or may not be covered by our insurance at all.  In addition, a security incident could require that we expend substantial additional resources related to the security of our IT Systems, diverting resources from other projects and disrupting our businesses.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

●	the COPPA, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;
●	the FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;
●	the CDA, which provides website operators immunity from most claims arising from the publication of third-party content;
●	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;
●	rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;
●	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
●	the European Union General Data Protection Regulation (“GDPR”) which may apply to certain aspects of our private schools.

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

Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure.

Stride has migrated the applications that form the basis of our products to Amazon Web Services (AWS) and Microsoft Azure.  Amazon and Microsoft are global leaders in the cloud services industry and provide world class data centers and capabilities.

Additionally, we do not control the operation of these cloud facilities and must rely on AWS and Azure to provide the physical security, facilities management and communications infrastructure services related to our cloud environment.  Our reliance on these vendors exposes us to risks outside of our control. If AWS or Azure encounter financial difficulty, such as bankruptcy or other events beyond our control, that causes it to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the schools we serve may experience interruptions in our service or the loss or theft of important customer data.

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

As we have grown to serve more schools, students and families in an increasing number of states and countries, we have invested in infrastructure systems and technology to keep pace such as new communication systems, enterprise hardware and software systems. In the absence of compatible business processes, adequate employee training, integration with other dependent systems, and sufficient staffing, this expanded capacity alone may not result in improved performance or outcomes.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 23,000 square feet of office space in Reston, Virginia. The facility is under a lease that expires in July 2033. In addition, we lease approximately 552,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2022 and August 2030.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of July 29, 2022, there were 305 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of 2U, Inc., Adtalem Global Education Inc., American Public Education Inc., Perdoceo Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Udemy, Inc., Pearson PLC, Strategic Education Inc., and Coursera, Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2017 and tracks it through June 30, 2022. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

Total Return June 2017 - June 2022
LRN
Peer Group Index
S&P 500
Nasdaq Composite
Russell 2000
Dollar
250.00
220.00
190.00
160.00
130.00
100.00
70.00
6/30/2017
6/30/2018
6/30/2019
6/30/2020
6/30/2021
6/30/2022

	30-Jun-17	30-Jun-18	30-Jun-19	30-Jun-20	30-Jun-21	30-Jun-22
LRN	100	93	168	169	195	221
Peer Group Index	100	141	144	151	154	110
S&P 500	100	115	127	136	171	160
Nasdaq Composite	100	125	136	164	203	179
Russell 2000	100	121	120	121	173	145
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

ITEM 6.  RESERVED

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2022.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Estimates—a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

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

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2021-2022 school year, we provided our school-as-a-service offering for 80 schools in 30 states and the District of Columbia in the General Education market, and 42 schools or programs in 24 states in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2022, revenues increased to $1,686.7 million from $1,536.8 million in the prior year, an increase of 9.8%. Over the same period, operating income increased to $156.6 million from $110.5 million in the prior year, an increase of 41.7%. Increases in operating income are driven by revenue growth, increases in gross margin and reductions in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2022 was 185.1 thousand, a decrease of 1.2 thousand, or 0.6%, over the prior year.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our learning solutions sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we served in the year ended June 30, 2022. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

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

We define an enrollment as any student enrolled in a full service virtual or blended public school where we provide a combination of curriculum, technology, instructional and support services inclusive of administrative support. Generally, students will take four to six courses, except for some kindergarten students who may participate in half-day programs. We count each half-day kindergarten student as an enrollment. School sessions generally begin in August or September and end in May or June. To ensure that all schools are reflected in our measure of enrollments, we consider the number of students on September 30th to be our opening enrollment level, and the number of students enrolled on the last day of May to be our ending enrollment level. For each period, average enrollments represent the average of the month-end enrollment levels for each school month in the period. We continually evaluate our enrollment levels by state, by school and by grade. We track new student enrollments and withdrawals throughout the year.

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

Adult Learning

We offer adult learning training programs through Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and health care sectors. Galvanize and Tech Elevator offer in-person and remote immersive full-time programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences. These programs are offered in software engineering. MedCerts provides self-paced, fully online structured training programs that lead to certifications in the health care field. In many cases, Galvanize, Tech Elevator, and MedCerts work directly with a company to create a customized, tailored education plan to help the company reach its goals and train its employees according to such plan.

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

Critical Accounting Estimates

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2021, 2020 and 2019, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.4%, (0.1)%, and 0.6%, respectively.

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

We have a valuation allowance on net deferred tax assets of $6.7 million and $5.0 million as of June 30, 2022 and 2021, respectively, for the amount that will likely not be realized.

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

The following represents our current enrollment for each of the periods indicated:

	Year Ended June 30,			2022 / 2021		2021 / 2020
	2022	2021	2020	Change	Change %	Change	Change %

	(In thousands, except percentages)

General Education (1)	143.2	156.7	107.8	(13.5)	(8.6%)	48.9	45.4%
Career Learning (1) (2)	41.9	29.6	13.1	12.3	41.6%	16.5	126.0%
Total Enrollment	185.1	186.3	120.9	(1.2)	(0.6%)	65.4	54.1%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2021 for the first quarter of fiscal year 2022 and October 1, 2020 for the first quarter of fiscal year 2021.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

Revenue Data

Revenues are captured by market based on the underlying customer contractual agreements. Where customers purchase products and services for both General Education and Career Learning markets we allocate revenues based on the program for which each student is enrolled. All kindergarten through fifth grade students are considered General Education students. Periodically, a middle school or high school student enrollment may change line of revenue classification.

The following represents our current revenues for each of the periods indicated:

	Year Ended June 30,			Change 2022 / 2021		Change 2021 / 2020
	2022	2021	2020	$	%	$	%

	(In thousands, except percentages)

General Education	$1,273,783	$1,280,199	$933,809	$(6,416)	(0.5%)	$346,390	37.1%
Career Learning
Middle - High School	321,416	200,774	96,003	120,642	60.1%	104,771	109.1%
Adult	91,467	55,787	10,953	35,680	64.0%	44,834	409.3%
Total Career Learning	412,883	256,561	106,956	156,322	60.9%	149,605	139.9%
Total Revenues	$1,686,666	$1,536,760	$1,040,765	$149,906	9.8%	$495,995	47.7%

Products and Services

Stride has invested over $600 million in the last twenty years to develop curriculum, systems, instructional practices and support services that enable us to support hundreds of thousands of students. The following describes the various products and services that we provide to customers.  Products and services are provided on an individual basis as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools. Stride is continuously innovating to remain at the forefront of effective educational techniques to meet students’ needs. It continues to expand upon its personalized learning model, improve the user experience of its products, and develop tools and partnerships to more effectively engage and serve students, teachers, and administrators.

Curriculum and Content – Stride has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best in class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. Through our subsidiaries Galvanize, Tech Elevator and MedCerts, we have added high-quality, engaging, online coursework and content in software engineering, healthcare, and medical fields.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2022		2021		2020

	(In thousands, except percentages)
Revenues	$1,686,666	100.0%	$1,536,760	100.0%	$1,040,765	100.0%
Instructional costs and services	1,090,191	64.6	1,001,860	65.2	693,232	66.6
Gross margin	596,475	35.4	534,900	34.8	347,533	33.4
Selling, general, and administrative expenses	439,847	26.1	424,444	27.6	315,076	30.3
Income from operations	156,628	9.3	110,456	7.2	32,457	3.1
Interest income (expense), net	(8,277)	(0.5)	(17,979)	(1.2)	698	0.1
Other income (expense), net	(1,277)	(0.1)	2,829	0.2	272	0.0
Income before income taxes and income (loss) from equity method investments	147,074	8.7	95,306	6.2	33,427	3.2
Income tax expense	(40,088)	(2.4)	(24,539)	(1.6)	(8,541)	(0.8)
Income (loss) from equity method investments	144	0.0	684	0.0	(380)	(0.0)
Net income attributable to common stockholders	$107,130	6.4%	$71,451	4.6%	$24,506	2.4%

Comparison of the Years Ended June 30, 2022 and 2021

Revenues.  Our revenues for the year ended June 30, 2022 were $1,686.7 million, representing an increase of $149.9 million, or 9.8%, from $1,536.8 million for the year ended June 30, 2021. General Education revenues decreased $6.4 million, or 0.5%, year over year. The decrease in General Education revenues was primarily due to the 8.6% decrease in enrollments, and changes to school mix (distribution of enrollments by school). Career Learning revenues increased $156.3 million, or 60.9%, primarily due to a 41.6% increase in enrollments, school mix, as well as from the acquisition of MedCerts and Tech Elevator.

Instructional costs and services expenses.  Instructional costs and services expenses for the year ended June 30, 2022 were $1,090.2 million, representing an increase of $88.3 million, or 8.8%, from $1,001.9 million for the year ended June 30, 2021. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 64.6% of revenues during the year ended June 30, 2022, a decrease from 65.2% for the year ended June 30, 2021.

Selling, general, and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2022 were $439.8 million, representing an increase of $15.4 million, or 3.6% from $424.4 million for the year ended June 30, 2021. The increase was primarily due to an increase of $9.1 million in bad debt expense resulting primarily from reserves related to our investment in Tallo, Inc., $8.7 million in licensing fees, and $8.0 million in professional services and marketing expenses, partially offset by a $7.8 million decrease in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 26.1% of revenues during the year ended June 30, 2022, a decrease from 27.6% for the year ended June 30, 2021.

Interest income (expense), net.  Net interest expense for the year ended June 30, 2022 was $8.3 million as compared to $18.0 million in the year ended June 30, 2021. The decrease in net interest expense was primarily due to adoption of ASU 2020-06 in fiscal year 2022 which resulted in the elimination of interest expense related to the debt discount of the Convertible Senior Notes.

Income tax expense.  Income tax expense was $40.1 million for the year ended June 30, 2022, or 27.2% of income before taxes, as compared to $24.5 million, or 25.6% of income before taxes for the year ended June 30, 2021. The increase in the effective income tax rate for the year ended June 30, 2022, as compared to the effective tax rate for the year ended June 30, 2021, was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

Comparison of the Years Ended June 30, 2021 and 2020

Revenues. Our revenues for the year ended June 30, 2021 were $1,536.8 million, representing an increase of $496.0 million, or 47.7%, from $1,040.8 million for the year ended June 30, 2020. General Education revenues increased $346.4 million, or 37.1%, year over year. The increase in General Education revenues was primarily due to the 45.4% increase in enrollments, and changes to school mix (distribution of enrollments by school). Career Learning revenues increased $149.6 million, or 139.9%, primarily due to a 126.0% increase in enrollments, school mix, as well as from the acquisitions of Galvanize, MedCerts and Tech Elevator.

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

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the year ended June 30, 2021 were $424.4 million, representing an increase of $109.3 million, or 34.7%, from $315.1 million for the year ended June 30, 2020. This increase was primarily due to an increase of $39.9 million in personnel and related benefit costs, $26.4 million in professional services expenses, $18.8 million in licensing fees, and $15.7 million in stock-based compensation. The increase in personnel and related benefit costs was partially related to the additional headcount of MedCerts and Tech Elevator, as well as a full year of headcount related to Galvanize. Selling, general, and administrative expenses were 27.6% of revenues during the year ended June 30, 2021, a decrease from 30.3% for the year ended June 30, 2020.

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

Liquidity and Capital Resources

As of June 30, 2022, we had net working capital, or current assets minus current liabilities, of $648.5 million. Our working capital includes cash and cash equivalents of $389.4 million and accounts receivable of $418.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2022.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2022, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of June 30, 2022, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2022 and 2021, the finance lease liability was $66.3 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 3.95%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 1.52% to 3.95%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2022 was $206.9 million compared to $134.2 million for the year ended June 30, 2021. The $72.7 million increase in cash provided by operations between periods was primarily due to an increase in net income and a lower increase in accounts receivable, partially offset by a decrease in accrued compensation and benefits and deferred revenue and other liabilities.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2022, 2021 and 2020 was $110.8 million, $165.4 million and $217.4 million, respectively.

Net cash used in investing activities for the year ended June 30, 2022 decreased $54.6 million from the year ended June 30, 2021. The decrease was primarily due to the acquisitions of MedCerts and Tech Elevator for $71.1 million in fiscal year 2021, partially offset by an increase in capital expenditures year over year of $15.3 million.

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

Financing Activities

Net cash used in financing activities for the year ended June 30, 2022 was $93.3 million. Net cash provided by financing activities for the years ended June 30, 2021 and 2020 was $204.6 million and $65.6 million, respectively.

Net cash used in financing activities for the year ended June 30, 2022 compared to net cash provided by financing activities for the year ended June 30, 2021, a decrease of $297.9 million. The decrease was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million, the repayment on our Credit Facility of $100.0 million in fiscal year 2021; $22.9 million in deferred purchase consideration payments related to MedCerts and Tech Elevator in fiscal year 2022; and an increase in the repurchase of restricted stock for income tax withholding of $37.9 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2022 and 2021, we had cash and cash equivalents totaling $389.4 million and $386.1 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At June 30, 2022, a 1% gross increase in interest rates for our variable-interest instruments would result in a $3.9 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At June 30, 2022, we had no outstanding balance on our Credit Facility.

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

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stride, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 9, 2022, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for debt as of July 1, 2021, due to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40).

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

Revenues from Funding-based Contracts

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2022, revenues from funding-based contracts approximated $1.5 billion and contributed to both lines of revenue—General Education and Career Learning. The computation of funding-based contract revenue from state sources is based upon the amount of estimated funding expected to be provided by the state where the public school or school district is located. Total estimated funding from all sources represents the maximum value of revenue to be recognized from funding-based contracts and is adjusted as necessary for individual school financial deficits and surpluses.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls relating to the determination of enrollment figures including the monthly review of projected student counts and review of schools’ funding calculations. These controls include review of the reasonableness of assumptions used and the appropriateness of methodologies used to determine enrollment figures pursuant to the Company’s interpretation of the states’ enrollment definitions.
●	Testing the completeness, existence, and accuracy of enrollment calculations by validating a sample of underlying student data and assumptions used as inputs through the inspection of relevant source documents including admission records, report cards, and third-party support.
●	Testing the Company’s computations of enrollment figures and state estimated funding for a sample of schools through recalculating the mathematical accuracy of the calculations.
●	Performing a retrospective review of funding on a school by school basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Potomac, Maryland

August 9, 2022

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2022	2021

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$389,398	$386,080
Accounts receivable, net of allowance of $26,993 and $21,384	418,558	369,303
Inventories, net	36,003	39,690
Prepaid expenses	25,974	19,453
Other current assets	80,601	43,004
Total current assets	950,534	857,530
Operating lease right-of-use assets, net	85,457	94,671
Property and equipment, net	61,537	72,069
Capitalized software, net	71,800	57,308
Capitalized curriculum development costs, net	50,580	50,376
Intangible assets, net	88,669	99,480
Goodwill	241,022	240,353
Deposits and other assets	93,946	105,510
Total assets	$1,643,545	$1,577,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$61,997	$62,144
Accrued liabilities	63,200	77,642
Accrued compensation and benefits	73,027	80,363
Deferred revenue	53,630	38,110
Current portion of finance lease liability	37,389	27,336
Current portion of operating lease liability	12,830	20,649
Total current liabilities	302,073	306,244
Long-term finance lease liability	28,888	41,568
Long-term operating lease liability	75,127	77,458
Long-term debt	411,438	299,271
Deferred tax liability	3,205	31,853
Other long-term liabilities	10,233	16,255
Total liabilities	830,964	772,649
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,112,664 and 46,911,527 shares issued; and 42,777,921 and 41,576,784 shares outstanding, respectively	4	4
Additional paid-in capital	687,454	795,449
Accumulated other comprehensive income (loss)	143	(474)
Retained earnings	227,462	112,151
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	812,581	804,648
Total liabilities and stockholders' equity	$1,643,545	$1,577,297

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2022	2021	2020

	(In thousands except share and per share data)
Revenues	$1,686,666	$1,536,760	$1,040,765
Instructional costs and services	1,090,191	1,001,860	693,232
Gross margin	596,475	534,900	347,533
Selling, general, and administrative expenses	439,847	424,444	315,076
Income from operations	156,628	110,456	32,457
Interest income (expense), net	(8,277)	(17,979)	698
Other income (expense), net	(1,277)	2,829	272
Income before income taxes and income (loss) from equity method investments	147,074	95,306	33,427
Income tax expense	(40,088)	(24,539)	(8,541)
Income (loss) from equity method investments	144	684	(380)
Net income attributable to common stockholders	$107,130	$71,451	$24,506
Net income attributable to common stockholders per share:
Basic	$2.58	$1.78	$0.62
Diluted	$2.52	$1.71	$0.60
Weighted average shares used in computing per share amounts:
Basic	41,451,101	40,211,016	39,478,928
Diluted	42,441,524	41,868,580	40,663,224

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2022	2021	2020
	(In thousands)
Net income	$107,130	$71,451	$24,506
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	617	(567)	133

Comprehensive income attributable to common stockholders	$107,747	$70,884	$24,639

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2019	45,575,236	$4	$713,436	$(40)	$22,447	(5,334,743)	$(102,482)	$633,365
Net income	—	—	—	—	24,506	—	—	24,506
Foreign currency translation adjustment	—	—	—	133	—	—	—	133
Stock-based compensation expense	—	—	24,022	—	—	—	—	24,022
Exercise of stock options	4,000	—	64	—	—	—	—	64
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	1,126,227	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(79,541)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(284,295)	—	(6,761)	—	—	—	—	(6,761)
Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329

Adjustment related to the adoption of new accounting guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	71,451	—	—	71,451
Foreign currency translation adjustment	—	—	—	(567)	—	—	—	(567)
Stock-based compensation expense	—	—	38,927	—	—	—	—	38,927
Exercise of stock options	990,067	—	748	—	—	—	—	748
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,502	—	—	—	—	105,502
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	578,070	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(82,419)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(260,599)	—	(9,250)	—	—	—	—	(9,250)
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648

Adjustment related to the adoption of new accounting guidance	—	—	(89,460)	—	8,181			(81,279)
Net income	—	—	—	—	107,130	—	—	107,130
Foreign currency translation adjustment	—	—	—	617	—	—	—	617
Stock-based compensation expense	—	—	19,021	—	—	—	—	19,021
Exercise of stock options	29,100	—	414	—	—	—	—	414
Vesting of performance share units, net of tax withholding	1,017,380	—	—	—	—	—	—	—
Issuance of restricted stock awards	582,273	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(160,795)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(266,821)	—	(37,970)	—	—	—	—	(37,970)
Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities
Net income	$107,130	$71,451	$24,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,914	90,077	72,091
Stock-based compensation expense	18,570	39,333	23,609
Deferred income taxes	1,190	2,549	(1,305)
Provision for doubtful accounts	15,673	6,561	2,882
Amortization of discount and fees on debt	1,573	12,620	—
Noncash operating lease expense	19,810	19,567	11,827
Other	9,949	9,766	7,751
Changes in assets and liabilities:
Accounts receivable	(57,501)	(143,073)	(37,772)
Inventories, prepaid expenses, deposits and other current and long-term assets	4,798	(39,164)	(16,181)
Accounts payable	11	18,930	(6,213)
Accrued liabilities	7,598	15,899	7,424
Accrued compensation and benefits	(7,465)	32,437	3,103
Operating lease liability	(20,742)	(21,025)	(13,124)
Deferred revenue and other liabilities	8,376	18,222	1,817
Net cash provided by operating activities	206,884	134,150	80,415
Cash flows from investing activities
Purchase of property and equipment	(9,748)	(3,567)	(1,677)
Capitalized software development costs	(42,191)	(31,264)	(23,988)
Capitalized curriculum development costs	(15,687)	(17,432)	(19,332)
Sale of long-lived assets	—	223	—
Sale of other investments	5,261	—	—
Acquisition of Galvanize, Inc., net of cash acquired	—	—	(167,995)
Acquisition of MedCerts, LLC, net of cash acquired	—	(55,031)	—
Acquisition of Tech Elevator, Inc., net of cash acquired	—	(16,107)	—
Other acquisitions, loans and investments, net of distributions	(3,899)	(1,723)	(4,373)
Proceeds from the maturity of marketable securities	40,163	—	—
Purchases of marketable securities	(84,657)	(40,542)	—
Net cash used in investing activities	(110,758)	(165,443)	(217,365)
Cash flows from financing activities
Repayments on finance lease obligations	(33,011)	(24,315)	(27,675)
Borrowings from credit facility	—	—	105,000
Repayments on credit facility	—	(100,000)	(5,000)
Issuance of convertible senior notes, net of issuance costs	—	408,610	—
Purchases of capped calls in connection with convertible senior notes	—	(60,354)	—
Payments of deferred purchase consideration	(22,858)	—	—
Proceeds from exercise of stock options	414	748	64
Withholding of stock options for tax withholding	—	(10,885)	—
Repurchase of restricted stock for income tax withholding	(37,855)	(9,228)	(6,761)
Net cash provided by (used in) financing activities	(93,310)	204,576	65,628
Net change in cash, cash equivalents and restricted cash	2,816	173,283	(71,322)
Cash, cash equivalents and restricted cash, beginning of period	386,582	213,299	284,621
Cash, cash equivalents and restricted cash, end of period	$389,398	$386,582	$213,299

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of June 30th:
Cash and cash equivalents	$389,398	$386,080	$212,299
Other current assets (restricted cash)	—	502	500
Deposits and other assets (restricted cash)	—	—	500
Total cash, cash equivalents and restricted cash	$389,398	$386,582	$213,299

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing virtual and blended learning. On December 16, 2020, the Company changed its name from K12 Inc. to Stride, Inc. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Programs utilizing General Education products and services are for students that are not specializing in any particular curriculum or course of study. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that are required to succeed in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. The Company also offers focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. The adoption resulted in the elimination of the debt discount (and related deferred tax liability) that had been recorded within equity (see Note 7, “Debt”). The net impact of the adjustments was recorded to the opening balance of retained earnings, as presented in the statement of stockholders’ equity. The impacts to the consolidated balance sheet were the following: (1) increase of $110.6 million to long-term debt, (2) decrease of $89.5 million to additional paid-in capital, (3) decrease of $29.3 million to deferred tax liability, and (4) increase to retained earnings of $8.2 million.

During the second quarter of fiscal year 2022, the Company early adopted ASU 2021-08, Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”) which, among other things, simplifies the accounting for deferred revenue (a contract liability) that is measured and recognized as part of a business combination. ASU 2021-08 requires that deferred revenue be measured as if the acquirer had originated the contracts, which, for the most part, results in no change to the value of deferred revenue when measured in purchase accounting. The Company was required to adopt ASU 2021-08 on a retrospective basis for any acquisitions that occurred since July 1, 2021, and prospectively to future acquisitions. The adoption of this standard did not have a material impact to the consolidated financial statements and there were no material acquisitions from July 1, 2021 to adoption.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR, that is tentatively planned for the end of calendar year 2022. The ASU permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement. This ASU is applicable from March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis. The Company determined that the adoption of this standard will not have a material impact to the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for doubtful accounts, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes, fair value of contingent consideration and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2021, 2020 and 2019, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.4%, (0.1%), and 0.6%, respectively.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2022, 2021 and 2020, the Company’s revenues included a reduction for net school operating losses at the schools of $36.3 million, $63.4 million, and $45.4 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2022, 2021 and 2020, were $460.5 million, $412.1 million and $325.5 million, respectively.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Enterprise Contracts

The Company provides job training over a specified contract period to enterprises. Each of these contracts are considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2022, 2021 and 2020, approximately 89%, 88%, and 88%, respectively, of the Company’s General Education revenues, and 99%, 98% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of business for years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30,
	2022	2021	2020

General Education	$1,273,783	$1,280,199	$933,809
Career Learning
Middle - High School	321,416	200,774	96,003
Adult	91,467	55,787	10,953
Total Career Learning	412,883	256,561	106,956
Total Revenues	$1,686,666	$1,536,760	$1,040,765

Concentration of Customers

During the years ended June 30, 2022, 2021 and 2020, the Company had no contracts that represented greater than 10% of revenues.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2022	2021

	(In thousands)

Accounts receivable	$418,558	$369,303
Unbilled receivables (included in accounts receivable)	19,702	24,794
Deferred revenue	53,630	38,110
Deferred revenue, long-term (included in other long-term liabilities)	3,099	1,973

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2022, 2021 and 2020, that was included in the previous July 1st deferred revenue balance was $38.9 million, $25.5 million, and $21.5 million, respectively. During the years ended June 30, 2022, 2021 and 2020, the Company recorded revenues of $20.8 million, ($1.4) million and $5.9 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2022 was $3.1 million.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $7.5 million, $3.7 million and $9.7 million for the years ended June 30, 2022, 2021 and 2020, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. Interest income and dividends are recorded within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2022 and 2021, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of June 30, 2022, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $63.0 million and $21.7 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$50,067	$-	$50,067	$(691)	$49,376
U.S. Treasury Notes	16,399	-	16,399	(199)	16,200
Commercial Paper	18,186	-	18,186	-	18,186
Total	$84,652	$-	$84,652	$(890)	$83,762

As of June 30, 2021, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes, and commercial paper. The short-term and long-term portions were $17.3 million and $23.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

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

The Company’s allowance for doubtful accounts increased from $21.4 million as of June 30, 2021 to $27.0 million as of June 30, 2022. The increase of $5.6 million is comprised of an $8.6 million provision, less $3.0 million of amounts recovered. The Company’s allowance for doubtful accounts increased from $6.8 million as of June 30, 2020 to $21.4 million as of June 30, 2021. The increase of $14.6 million is comprised of a $6.6 million provision, $8.5 million related to the initial adoption of ASC 326, less $0.5 million of amounts recovered.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2022 and 2021, $11.2 million and $8.8 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.5 million and $5.6 million at June 30, 2022 and 2021, respectively.

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

The Company makes an estimate of unreturned student computers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $3.8 million, $3.2 million and $2.4 million for the years ended June 30, 2022, 2021 and 2020, respectively, related to unreturned student computers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $8.6 million, $6.3 million and $3.8 million for the years ended June 30, 2022, 2021 and 2020, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $42.2 million, $31.3 million and $24.0 million for the years ended June 30, 2022, 2021 and 2020, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2022, 2021 and 2020.

Capitalized Curriculum Development Costs

The Company internally develops curriculum, which is primarily provided as online content and accessed via the Internet. The Company also creates textbooks and other materials that are complementary to online content.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Total capitalized curriculum development additions were $15.7 million, $17.4 million and $19.3 million for the years ended June 30, 2022, 2021 and 2020, respectively. These amounts are recorded on the accompanying consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2022, 2021 and 2020.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Policy Elections

Short-term Leases

The Company has elected as an on-going accounting policy election not to record a right-of-use asset or lease liability on its short-term facility leases of 12 months or less and will expense its lease payments on a straight-line basis over the lease term. The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2022, 2021 and 2020 was $13.0 million, $11.6 million and $6.1 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $12.9 million, $11.9 million, $10.7 million, $9.6 million and $7.9 million in the fiscal years ending June 30, 2023 through June 30, 2027, respectively and $35.4 million thereafter.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset.

The Company has one reporting unit. The process for testing goodwill and intangible assets with indefinite lives for impairment is performed annually, as well as when an event triggering impairment may have occurred. Companies are also allowed to qualitatively assess goodwill impairment through a screening process which would permit companies to forgo the quantitative impairment test as part of their annual goodwill impairment process. The Company performs its annual assessment on May 31st, which is then updated for any changes in condition as of June 30th.

During the year ended June 30, 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

During the year ended June 30, 2021 , the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million; and 100% of Tech Elevator in exchange for $23.5 million, plus working capital of $2.2 million. The Company’s acquisitions are discussed in more detail in Note 12, “Acquisitions and Investments.”

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table represents goodwill additions/reductions resulting from the acquisitions mentioned above during the years ended June 30, 2022, 2021 and 2020:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2020	$174.9
Acquisition of MedCerts, LLC	51.1
Acquisition of Tech Elevator, Inc.	17.9
Adjustments related to Galvanize, Inc.	(3.5)
Balance as of June 30, 2021	$240.4
Acquisition of Modern Teacher LLC	0.6
Balance as of June 30, 2022	$241.0

The following table represents the balance of the Company’s intangible assets as of June 30, 2022 and 2021:

	June 30, 2022			June 30, 2021
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$85.1	$(23.1)	$62.0	$84.5	$(17.4)	$67.1
Customer and distributor relationships	38.9	(25.3)	13.6	37.7	(21.2)	16.5
Developed technology	21.7	(8.9)	12.8	21.3	(5.7)	15.6
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$147.1	$(58.4)	$88.7	$144.9	$(45.4)	$99.5

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the year ended June 30, 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended June 30, 2021, the Company identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $86.5 million, $60.3 million and $63.1 million for the years ended June 30, 2022, 2021 and 2020, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations. Advertising costs previously reported for the years ended June 30, 2021 and 2020 totaled $23.0 million and $32.7 million, respectively, and excluded $37.3 million and $30.4 million of advertising costs incurred during the respective fiscal years.  These disclosure modifications have no effect on the Company’s consolidated balance sheets, results of operations or cash flows and are considered immaterial to the previously issued annual consolidated financial statements.

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

The carrying values reflected in the accompanying consolidated balance sheets for cash and cash equivalents, receivables, and short term debt approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note are discussed in more detail in Note 12, “Acquisitions and Investments.” As of June 30, 2022, the estimated fair value of the long-term debt was $415.3 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its consolidated balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2022, the estimated fair value of the Company’s marketable securities was $83.8 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes certain fair value information at June 30, 2022 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,290	$—	$—	$11,290
Convertible note received in acquisition	889	—	—	889

The following table summarizes certain fair value information at June 30, 2021 for assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$—	$11,082
Convertible note received in acquisition	$5,006	$—	$—	$5,006

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2022.

	Year Ended June 30, 2022
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Gains (Losses)	June 30, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$208	$11,290
Convertible note received in acquisition	5,006	—	(4,117)	889

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2022	2021	2020

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$107,130	$71,451	$24,506
Weighted average common shares — basic	41,451,101	40,211,016	39,478,928
Basic net income per share	$2.58	$1.78	$0.62

Diluted net income per share computation:

Net income attributable to common stockholders	$107,130	$71,451	$24,506
Share computation:
Weighted average common shares — basic	41,451,101	40,211,016	39,478,928
Effect of dilutive stock options and restricted stock awards	990,423	1,657,564	1,184,296
Weighted average common shares — diluted	42,441,524	41,868,580	40,663,224
Diluted net income per share	$2.52	$1.71	$0.60

For the years ended June 30, 2022, 2021 and 2020, shares issuable in connection with stock options and restricted stock of 4,939, 296,577 and 729,008, respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2022	2021

	(In thousands)
Student computers	$106,688	$99,728
Computer software	14,655	16,201
Computer hardware	5,386	9,461
Leasehold improvements	12,612	18,320
State testing computers	7,440	7,440
Furniture and fixtures	3,910	7,104
Office equipment	134	1,455
	150,825	159,709
Less accumulated depreciation and amortization	(89,288)	(87,640)
	$61,537	$72,069

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $5.1 million, $6.6 million and $4.3 million during the years ended June 30, 2022, 2021 and 2020, respectively. Depreciation expense of $36.4 million, $31.4 million and $17.9 million related to computers provided to students is reflected in instructional costs and services during the years ended June 30, 2022, 2021 and 2020, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses. Maintenance and repair expenses totaled $6.1 million, $7.9 million and $10.3 million for the years ended June 30, 2022, 2021 and 2020, respectively.

Capitalized software costs consist of the following at:

	June 30,
	2022	2021

	(In thousands)
Capitalized software	$274,401	$281,705
Less accumulated depreciation and amortization	(202,601)	(224,397)
	$71,800	$57,308

The Company recorded amortization expense of $22.9 million, $19.7 million and $20.8 million related to capitalized software reflected in instructional costs and services and $5.4 million, $4.2 million and $5.5 million reflected in selling, general, and administrative expenses during the years ended June 30, 2022, 2021 and 2020, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2022	2021

	(In thousands)
Capitalized curriculum development costs	$189,246	$173,971
Less accumulated depreciation and amortization	(138,666)	(123,595)
	$50,580	$50,376

The Company recorded amortization expense of $15.1 million, $16.4 million and $17.5 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2022, 2021 and 2020, respectively.

STRIDE, INC.

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

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2022	2021

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$19,613	$22,159
Reserves	8,306	5,038
Accrued expenses	11,524	5,552
Stock compensation expense	5,166	8,193
Other assets	5,218	7,466
Convertible debt	11,005	—
Deferred revenue	591	437
Lease liability	21,680	27,812
Total deferred tax assets	83,103	76,657
Deferred tax liabilities
Capitalized curriculum development	(9,269)	(9,307)
Capitalized software and website development costs	(17,789)	(14,026)
Property and equipment	(10,547)	(11,613)
Right-of-use assets	(21,062)	(26,889)
Returned materials	(3,503)	(4,520)
Purchased intangibles	(17,461)	(22,031)
Convertible debt	—	(15,077)
Total deferred tax liabilities	(79,631)	(103,463)
Net deferred tax asset (liability) before valuation allowance	3,472	(26,806)
Valuation allowance	(6,677)	(5,047)
Net deferred tax liability	$(3,205)	$(31,853)
Reported as:
Long-term deferred tax liabilities	$(3,205)	$(31,853)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $6.7 million and $5.0 million as of June 30, 2022 and 2021, respectively, predominantly related to foreign income tax net operating losses ("NOL").

At June 30, 2022, the Company had approximately $55.1 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020.  The available federal NOL carryforwards were generated after 2017 and have an indefinite carryforward period due to the Tax Cuts and Jobs Act (the “Tax Act”).  Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control.  The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

At June 30, 2022, the Company had tax effected state NOL carryforwards of $2.3 million, net of valuation allowances, and will expire on various dates.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The components of the income before income taxes for the years ended June 30, 2022, 2021 and 2020 were as follows:

	Year Ended June 30,
	2022	2021	2020

	(In thousands)
Domestic	$131,967	$81,068	$27,672
Foreign	15,251	14,922	5,375
Total income before income taxes	$147,218	$95,990	$33,047

The components of the income tax expense (benefit) for the years ended June 30, 2022, 2021 and 2020 were as follows:

	Year Ended June 30,
	2022	2021	2020

	(In thousands)
Current:
Federal	$27,969	$12,290	$6,907
State	7,550	6,643	1,911
Foreign	3,379	3,057	1,028
Total current	38,898	21,990	9,846
Deferred:
Federal	1,743	2,287	(1,687)
State	(553)	262	382
Total deferred	1,190	2,549	(1,305)
Total income tax expense (benefit)	$40,088	$24,539	$8,541

The provision for (benefit from) income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2022	2021	2020
U.S. federal tax at statutory rates	21.0%	21.0%	21.0%
Permanent items	0.4	(0.4)	1.1
Lobbying	0.1	0.2	0.4
Non-deductible compensation	9.3	4.9	9.0
State taxes, net of federal benefit	3.5	5.8	5.3
Research and development tax credits	(0.8)	(0.9)	(1.8)
Change in valuation allowance	0.8	(0.1)	0.1
Effects of foreign operations	0.3	0.4	0.3
Reserve for unrecognized tax benefits	0.5	0.2	(2.4)
Other	(1.2)	(0.5)	(0.8)
Stock-based compensation	(6.7)	(5.0)	(6.4)
Provision for (benefit from) income taxes	27.2%	25.6%	25.8%

The increase in the effective income tax rate for the year ended June 30, 2022, as compared to the effective tax rate for the year ended June 30, 2021, was primarily due to the increase in the amount of non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2022, 2021 and 2020, the Company had $0.1 million, $0.1 million and $0.1 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2022, 2021 and 2020 were as follows:

	Year Ended June 30,
	2022	2021	2020

	(In thousands)
Balance at beginning of the year	$1,057	$850	$1,545
Additions for prior year tax positions	364	196	161
Additions for current year tax positions	482	261	179
Reductions for prior year tax positions	(173)	(250)	(1,035)
Balance at end of the year	$1,729	$1,057	$850

If recognized, all of the $1.7 million balance of unrecognized tax benefits as of June 30, 2022 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2018.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2016.

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”). As of June 30, 2022 and 2021, the finance lease liability was $66.3 million and $68.9 million, respectively, with lease interest rates ranging from 1.52% to 3.95%. As of June 30, 2022 and 2021, the balance of the associated right-of-use assets was $42.7 million and $49.0 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC 36-month payment terms, fixed rates ranging from

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

1.52% to 3.95%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The following is a summary, as of June 30, 2022 and June 30, 2021, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	Year Ended June 30,
	2022	2021

	(in thousands)
2022	$—	$28,715
2023	38,600	28,105
2024	24,816	14,303
2025	4,468	—
2026	22	—
Total minimum payments	67,906	71,123
Less: imputed interest	(1,629)	(2,219)
Finance lease liability	66,277	68,904
Less: current portion of finance lease liability	(37,389)	(27,336)
Long-term finance lease liability	$28,888	$41,568

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2022 and 2021, the operating lease liability was $88.0 million and $98.1 million, respectively. As of June 30, 2022 and 2021 the balance of the associated right-of-use assets was $85.5 million and $94.7 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2022 and June 30, 2021, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	Year Ended June 30,
	2022	2021

	(in thousands)

2022	$—	$23,030
2023	15,120	16,204
2024	16,638	15,032
2025	16,168	14,222
2026	12,900	11,247
2027	8,797	—
Thereafter	27,447	27,432
Total minimum payments	97,070	107,167
Less: imputed interest	(9,113)	(9,060)
Operating lease liability	87,957	98,107
Less: current portion of operating lease liability	(12,830)	(20,649)
Long-term operating lease liability	$75,127	$77,458

The Company is subleasing one of its facilities through July 2023, one through November 2024, and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations. The following is a summary as of June 30, 2022 and June 30, 2021, respectively, of the expected sublease income:

	Year Ended June 30,
	2022	2021

	(in thousands)

2022	$—	$1,496
2023	1,396	797
2024	665	66
2025	412	—
2026	140	—
Total sublease income	$2,613	$2,359

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the years ended June 30, 2022, 2021 and 2020:

	Year Ended June 30,
	2022		2021		2020

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$34,719		$28,647		$16,740
Interest on lease liabilities	1,769		1,111		820
Instructional costs and services:
Operating lease cost	15,718		15,877		6,902
Short-term lease cost	67		181		222
Sublease income	(955)		(920)		(419)
Selling, general, and administrative expenses:
Operating lease cost	6,360		6,681		6,227
Short-term lease cost	125		970		992
Sublease income	(685)		(916)		(760)
Total lease cost	$57,118		$51,631		$30,724

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(20,742)		$(21,025)		$(13,124)
Financing cash flows from finance leases	(33,011)		(24,315)		(27,675)
Right-of-use assets obtained in exchange for new finance lease liabilities	23,232		66,861		17,160
Right-of-use assets obtained in exchange for new operating lease liabilities	10,589		1,643		6,311
Weighted-average remaining lease term - finance leases	1.85	yrs.	2.52	yrs.	0.79	yrs.
Weighted-average remaining lease term - operating leases	6.54	yrs.	6.58	yrs.	7.15	yrs.
Weighted-average discount rate - finance leases	2.47%		2.45%		2.86%
Weighted-average discount rate - operating leases	2.75%		2.75%		2.76%

7. Debt

The following is a summary, as of June 30, 2022 and June 30, 2021, respectively, of the components of the Company’s outstanding long-term debt:

	Year Ended June 30,
	2022	2021

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized discount	—	(113,331)
Less: unamortized debt issuance costs	(8,562)	(7,398)
Total debt	411,438	299,271
Less: current portion of debt	—	—
Long-term debt	$411,438	$299,271

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $4.7 million and $3.9 million, respectively, during the years ended June 30, 2022 and 2021.

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

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense related to the amortization of the debt issuance costs of $1.6 million and $0.6 million, respectively, during the years ended June 30, 2022 and 2021.

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

8. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

June 30, 2022, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of June 30, 2022, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. At June 30, 2022, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,915,531. At June 30, 2022, there were 1,557,236 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The vesting of performance-based awards is contingent on the achievement of certain performance metrics. Compensation expense is recognized retroactively, through a cumulative catch-up adjustment, when the performance conditions are satisfied or when the Company determines that it is probable that the performance conditions will be satisfied. The amount of compensation expense recognized for a performance-based award is affected by the level of achievement attained. Management has established three levels of attainment, threshold, target, and outperform. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand-alone agreements during the years ended June 30, 2022, 2021 and 2020 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2019	1,036,017	$19.82	2.64	$11,312,871
Granted	—	—
Exercised	(4,000)	16.07
Forfeited or canceled	(10,500)	30.92
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(990,067)	19.83
Forfeited or canceled	—	—
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(29,100)	16.14
Forfeited or canceled	(1,000)	31.73
Outstanding and exercisable, June 30, 2022	1,350	$14.77	0.98	$35,127

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended June 30, 2022, 2021 and 2020 was $0.5 million, $24.6 million, and $0.0 million, respectively.

As of June 30, 2022, there was no unrecognized compensation expense related to nonvested stock options granted. During the years ended June 30, 2022, 2021 and 2020, the Company recognized $0.0 million, $0.0 million and $0.1 million, respectively, of stock-based compensation expense related to stock options.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2022, 2021 and 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	1,322,552	$17.08
Granted	1,126,227	26.84
Vested	(750,634)	16.93
Canceled	(79,541)	21.48
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	578,070	37.87
Vested	(704,921)	21.78
Canceled	(82,419)	27.94
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	582,273	35.27
Vested	(699,346)	28.62
Canceled	(160,795)	34.33
Nonvested, June 30, 2022	1,131,466	$33.27

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2022, 37,313 new performance-based restricted stock awards were granted and in total, 374,360 remain nonvested at June 30, 2022. During the year ended June 30, 2022, 221,194 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2022, 544,960 new service-based restricted stock awards were granted and in total, 757,107 remain nonvested at June 30, 2022. During the year ended June 30, 2022, 478,152 service-based restricted

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2022, there was $19.3 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.3 years. The fair value of restricted stock awards granted for the years ended June 30, 2022 and 2021 was $20.5 million and $21.9 million, respectively. The total fair value of shares vested for the years ended June 30, 2022 and 2021 was $23.5 million and $24.5 million, respectively. During the years ended June 30, 2022, 2021 and 2020, the Company recognized $18.4 million, $22.6 million and $17.1 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity (excluding liability-classified awards) during the years ended June 30, 2022, 2021 and 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	2,372,241	$10.61
Granted	100,964	15.30
Vested	—	—
Canceled	(8,352)	29.93
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	477,700	40.17
Vested	—	—
Canceled	(64,509)	28.33
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	346,880	34.90
Vested	(1,810,752)	9.95
Canceled	(1,058,870)	24.95
Nonvested, June 30, 2022	355,302	$32.62

Fiscal Year 2022 LTIP

During the year ended June 30, 2022, the Company granted 250,250 PSUs at target under a Long Term Incentive

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator (see Note 12, “Acquisitions and Investments” for additional detail on the Company’s acquisition). During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions is not able to be determined at this time.

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under a LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the first quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company is currently amortizing certain awards over their vesting periods because it believes that it is probable that the specific metrics will be achieved. Three metrics are assumed to be achieved at each of threshold, target and outperform, respectively. The aggregate target grant date fair value of these metrics are $0.3 million. The remaining metrics are currently being assessed as not probable of achievement.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

In October 2021, the Company certified achievement of the 2019 SPP based upon the 30-day average price of the Company’s stock during the period of August 18, 2021 – September 17, 2021 of $34.13. The 112% market capitalization growth over the three-year performance period resulted in the vesting 1,656,594 shares to the Company’s six named executive officers.

Summary of All Performance Share Units

As of June 30, 2022, there was $5.1 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.6 years. During the years ended June 30, 2022, 2021 and 2020 the Company recognized $0.1 million, $16.7 million and $6.3 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the years ended June 30, 2022 and 2021 is $1.3 million and $0.8 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the years ended June 30, 2022, 2021 and 2020 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2019	18,258	$25.41
Granted	23,844	20.13
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2020	42,102	$22.42
Granted	17,252	21.01
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2021	59,354	$22.01
Granted	14,769	33.24
Vested	(5,006)	23.97
Canceled	—	—
Nonvested, June 30, 2022	69,117	$24.27

Summary of All Deferred Stock Units

As of June 30, 2022, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.5 years. During the years ended June 30, 2022, 2021 and 2020, the Company recognized $0.5 million, $0.4 million and $0.5 million, respectively, of stock-based compensation expense related to DSUs.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company provided guarantees of approximately $0.4 million related to lease commitments on the buildings for certain of the Company’s schools.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral was effective from the enactment date

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, $7.05 million of the deferred amount was paid in December 2021 and the remaining $7.05 million will be paid by December 31, 2022. The deferred payroll taxes due on December 31, 2022 are recorded within accrued compensation and benefits on the consolidated balance sheets.

11. Severance

During the years ended June 30, 2022, 2021 and 2020, the Company reduced its workforce, resulting in severance of $3.7 million, $2.4 million and $1.5 million, respectively. Included in severance expense for the years ended June 30, 2022, 2021 and 2020 is $0.1 million, $0.5 million and $0.1 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

12. Acquisitions and Investments

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
	$26,607

The contingent consideration represents the fair value of additional consideration payable to the seller, estimated using a Monte Carlo simulation model. The amount of consideration to be distributed on the 18-month anniversary of the closing is based on a multiplier calculated using the annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period December 2021 – May 2022. This multiplier is applied to the annualized trailing EBITDA for the period March 2022 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of the original purchase price of $70.0 million ($34.3 million). The Company and the MedCerts sellers have executed an agreement to extend the review period related to the earnout to mid-August 2022.

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration, and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During fiscal year 2021, the Company recorded an expense of $0.3 million related to the estimate of the fair value of its contingent consideration. During the year ended June 30, 2022, the Company recorded an expense of $0.2 million, related to the estimate of the fair value of its contingent consideration. Those adjustments are recorded within selling, general, and administrative expenses on the consolidated statements of operations. The fair value of the contingent consideration as of June 30, 2022 was $11.3 million and is recorded within accrued liabilities on the consolidated balance sheets.

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

Acquisition of Galvanize, Inc.

On January 27, 2020, the Company acquired 100% of Galvanize in exchange for $165.0 million, plus working capital of $9.2 million. Galvanize provides talent development for individuals and enterprises in information technology fields. The acquisition of Galvanize expands the Company’s offerings to include post-secondary skills training in software engineering, technology staffing and developing talent and capabilities for companies. The Company also plans to use Galvanize’s curriculum to create appropriate content to offer high school students.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

	Year Ended June 30,
(In thousands)	2021	2020
Revenues	$1,552,173	$1,091,429
Income from operations	111,287	2,647
Net income	72,443	(4,506)

Investments in Limited Partnerships

During fiscal year 2019, the Company invested in two early stage funds focused on career education with a total commitment of $13.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. (“New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of June 30, 2022, the Company has contributed an aggregate $8.5 million to these funds: $2.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $6.3 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the consolidated balance sheets.

Investment in Tallo, Inc.

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that is being accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that, combined with the shares resulting from the conversion of the accrued interest, would give the Company an effective ownership of 55% if exercised. In October 2021, the Company agreed to loan Tallo up to $3.0 million. This promissory note bears interest at 5% and has a maturity date of five years. The promissory note does not contain any means of conversion into additional ownership by the Company. During the second and third quarters of fiscal year 2022, the Company funded $3.0 million under the promissory note.

During fiscal year 2022, the Company adjusted its investment in Tallo preferred stock to fair value and recorded an impairment charge of $4.5 million to other income (expense), net on the consolidated statements of operations. Also, during fiscal year 2022, the Company recorded a credit loss expense of $4.1 million to reduce the carrying amount of the convertible note and $3.0 million to reduce the carrying amount of the promissory note. The credit loss expenses are recorded within selling, general, and administrative expenses on the consolidated statements of operations. Additionally,

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

the Company reversed an aggregate $0.4 million of accrued interest on both instruments and made an accounting policy election to record this within interest income (expense), net on the consolidated statements of operations. The Company’s investment in Tallo, the convertible note, and promissory note are included in deposits and other assets on the consolidated balance sheets.

13. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. During the years ended June 30, 2022, 2021 and 2020, contributions made by the Company to Future of School were $1.2 million, $1.3 million, and $1.2 million, respectively. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts shown for the years ended June 30, 2022, 2021 and 2020 reduced those obligations and as of June 30, 2022, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

14. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to first 5% of each participant’s contribution. The Company expensed $6.1 million, $3.8 million and $1.8 million during the years ended June 30, 2022, 2021 and 2020, respectively, under the 401(k) Plan.

15. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2022	2021	2020

Cash paid for interest	$6,641	$4,504	$1,287
Cash paid for taxes	$35,972	18,717	$3,384

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained as a result of the adoption of ASC 842	$—	$—	$17,652
Right-of-use assets obtained from acquisitions	—	1,280	99,676
Right-of-use assets obtained in exchange for new finance lease liabilities	23,232	66,861	17,160

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$374	$255	$229
Stock-based compensation expense capitalized on curriculum development	88	116	184
Non-cash purchase price related to business combinations	1,145	—	—

Business combinations:
Acquired assets	$394	$11,043	$130,868
Intangible assets	2,157	33,712	68,483
Goodwill	600	68,930	84,741
Assumed liabilities	(58)	(4,826)	(103,490)
Deferred revenue	(1,030)	(2,096)	(3,374)

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2022, 2021 and 2020

1.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2022	$21,383,543	8,555,918	2,946,424	$26,993,037
June 30, 2021	$6,807,674	6,561,243	(8,014,626)	$21,383,543
June 30, 2020	$11,765,869	2,882,067	7,840,262	$6,807,674

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2022	$5,647,283	880,809	71,046	$6,457,046
June 30, 2021	$4,817,300	1,038,019	208,036	$5,647,283
June 30, 2020	$4,131,386	877,357	191,443	$4,817,300

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2022	$2,273,372	135,948	$ 369,549	$2,039,771
June 30, 2021	$811,682	2,007,076	545,386	$2,273,372
June 30, 2020	$788,230	835,488	812,036	$811,682
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2022, 2021 and 2020, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2022	$5,047,078	1,630,274	—	$6,677,352
June 30, 2021	$4,990,768	123,249	66,939	$5,047,078
June 30, 2020	$4,548,900	441,868	—	$4,990,768

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2022 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2022, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears on the subsequent page of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stride, Inc.

Reston, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and financial statement schedule listed in the accompanying index and our report dated August 9, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Potomac, Maryland

August 9, 2022

ITEM 9B.  OTHER INFORMATION

Fourth Amended and Restated Bylaws

On August 4, 2022, our Board of Directors amended and restated the Company’s bylaws (the “Fourth Amended and Restated Bylaws”) to, among other things (i) reflect amendments to the General Corporation Law of the State of Delaware and (ii) clarify certain corporate procedures. Included among the amendments are additions to the procedures for stockholders to properly bring business before an annual or special meeting of stockholders (Article III, Sections 3 and 4) and modernized procedures regarding how stockholders may vote or authorize a proxy at a stockholder meeting (Article III, Section 9) and examine the list of stockholders entitled to vote at a stockholder meeting (Article III, Section 10). The amendment also removes the requirement for 75% of the members of the Board of Directors to approve an amendment to Article IV, Section 1 of the Fourth Amended and Restated Bylaws, which determines the number of directors that shall constitute the whole Board of Directors.

The foregoing description of the Fourth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Fourth Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 and incorporated into this Annual Report on Form 10-K by reference.

Medina Transition Agreement

On August 5, 2022, the Company and Timothy Medina, the Company’s former Chief Financial Officer and current Special Advisor to the Chief Executive Officer, entered into a transition agreement (the “Transition Agreement”). The Transition Agreement provides that Mr. Medina will continue as a non-executive employee of the Company in his role as Special Advisor to the Chief Executive Officer until June 30, 2023 (the “Employment Period”). During the Employment Period, Mr. Medina will receive a base salary at an annualized rate equal to $475,000 until September 30, 2022, reduced to $36,000 for the remainder of the Employment Period, and continue to vest in his outstanding equity awards.  Provided that Mr. Medina remains employed through January 1, 2023, the Company will pay Mr. Medina a one-time lump sum cash payment in the amount of $237,500, on or before January 15, 2023. If Mr. Medina remains employed with the Company through June 30, 2023, or, if prior to that date his employment with the Company is terminated for reasons other than his voluntary resignation, then, subject to Mr. Medina executing and not revoking a release of claims, he will receive a lump-sum payment equal to $237,500 (plus the amount in the preceding sentence if not previously paid).

The foregoing description of the Transition Agreement is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is attached as Exhibit 10.20 and incorporated into this Annual Report on Form 10-K by reference.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2022 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Corporate Governance and Board Matters” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2022 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation for Fiscal 2022.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2022, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2022

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon			Future Issuance under
	Exercise of		Weighted-Average	Equity Compensation
	Outstanding		Exercise Price of	Plans (Excluding Securities
	Options		Outstanding Options	Reflected in First Column)
Equity compensation plans approved by security holders	1,350	(1)	$14.77	1,915,531	(2)
(1)	Includes shares under the 2016 Incentive Award Plan (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).
(2)	The 2016 Plan, which became effective upon its approval by the stockholders on December 15, 2016, authorizes the issuance of up to 9,768,550 shares as of the effective date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2022 Proxy Statement under the captions “Certain Relationships and Related-Party Transactions” and “Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2022 Proxy Statement under the caption “Fees Paid to Independent Registered Public Accounting Firm.”

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

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

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

3.1	Fifth Restated Certificate of Incorporation of Stride, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
3.2	Fourth Amended and Restated Bylaws of Stride, Inc.
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

10.7

First Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated November 30, 2006 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.8

Second Amendment to Deed of Lease by and between ACP/2300 Corporate Park Owner, LLC and K12 Inc., dated March 26, 2007 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 26, 2008, File No. 001-33883).

10.9*

Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.10*

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

10.12*

Second Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 3, 2019, File No. 001-33883).

10.13

Credit Agreement, dated January 27, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020, File No. 001-33883).

10.14*

Employment Agreement of Timothy J. Medina, dated April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2020, File No. 001-33883).

10.15*

Third Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated June 10, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2020, File No. 001-33883).

10.16	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).
10.17

First Amendment to Credit Agreement, dated August 25, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2020, File No. 001-33883).

10.18*

Fourth Amendment to Second Amended and Restated Employment Agreement of Nathaniel A. Davis, dated January 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 26, 2021, File No. 001 33883).

10.19

Employment Agreement of James J. Rhyu, dated February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2022, File No. 001-33883).

10.20	Employment Transition Agreement between Stride, Inc. and Timothy Medina, dated August 5, 2022
21.1	Subsidiaries of K12 Inc.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

Exhibit No.	Description of Exhibit
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
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

August 10, 2022	STRIDE, INC.

	By:	/s/ JAMES J. RHYU
Name: James J. Rhyu
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints James J. Rhyu, Donna M. Blackman and Vincent W. Mathis, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. RHYU	Chief Executive Officer (Principal Executive Officer)	August 10, 2022
James J. Rhyu

/s/ DONNA M. BLACKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 10, 2022
Donna M. Blackman
/s/ NATHANIEL A. DAVIS	Executive Chairman	August 10, 2022
Nathaniel A. Davis

/s/ AIDA M. ALVAREZ	Director	August 10, 2022
Aida M. Alvarez

/s/ CRAIG R. BARRETT	Director	August 10, 2022
Craig R. Barrett

/s/ ROBERT L. COHEN	Director	August 10, 2022
Robert L. Cohen

/s/ STEVEN B. FINK	Director	August 10, 2022
Steven B. Fink

/s/ VICTORIA D. HARKER	Director	August 10, 2022
Victoria D. Harker

/s/ ROBERT E. KNOWLING, JR.	Director	August 10, 2022
Robert E. Knowling, Jr.

/s/ LIZA McFADDEN	Director	August 10, 2022
Liza McFadden

	Director	August 10, 2022
Joseph A.Verbrugge