Form 10-Q
period 2022-09-30
Stride, Inc.
filed 2022-10-26
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4774688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11720 Plaza America 9th Floor
Reston, VA 20190	(703) 483-7000
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

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

As of October 21, 2022, the Registrant had 43,031,568 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$194,524	$389,398
Accounts receivable, net of allowance of $28,623 and $26,993	543,705	418,558
Inventories, net	27,919	36,003
Prepaid expenses	71,149	25,974
Other current assets	93,840	80,601
Total current assets	931,137	950,534
Operating lease right-of-use assets, net	79,327	85,457
Property and equipment, net	72,307	61,537
Capitalized software, net	74,748	71,800
Capitalized curriculum development costs, net	51,430	50,580
Intangible assets, net	86,690	88,669
Goodwill	246,238	241,022
Deposits and other assets	80,221	93,946
Total assets	$1,622,098	$1,643,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$68,956	$61,997
Accrued liabilities	42,540	63,200
Accrued compensation and benefits	40,084	73,027
Deferred revenue	80,682	53,630
Current portion of finance lease liability	43,627	37,389
Current portion of operating lease liability	13,356	12,830
Total current liabilities	289,245	302,073
Long-term finance lease liability	34,401	28,888
Long-term operating lease liability	69,113	75,127
Long-term debt	411,848	411,438
Deferred tax liability	20,182	3,205
Other long-term liabilities	10,486	10,233
Total liabilities	835,275	830,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,386,472 and 48,112,664 shares issued; and 43,051,729 and 42,777,921 shares outstanding, respectively	4	4
Additional paid-in capital	683,993	687,454
Accumulated other comprehensive income (loss)	518	143
Retained earnings	204,790	227,462
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	786,823	812,581
Total liabilities and stockholders' equity	$1,622,098	$1,643,545

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2022	2021

	(In thousands except share and per share data)
Revenues	$425,150	$400,226
Instructional costs and services	295,501	273,824
Gross margin	129,649	126,402
Selling, general, and administrative expenses	158,368	133,379
Loss from operations	(28,719)	(6,977)
Interest expense, net	(2,046)	(1,993)
Other income (expense), net	1,037	(89)
Loss before income taxes and income (loss) from equity method investments	(29,728)	(9,059)
Income tax benefit	7,507	2,893
Income (loss) from equity method investments	(451)	283
Net loss attributable to common stockholders	$(22,672)	$(5,883)
Net loss attributable to common stockholders per share:
Basic	$(0.54)	$(0.15)
Diluted	$(0.54)	$(0.15)
Weighted average shares used in computing per share amounts:
Basic	42,076,628	40,559,066
Diluted	42,076,628	40,559,066

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2022	2021

	(In thousands)
Net loss	$(22,672)	$(5,883)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	375	144

Comprehensive loss attributable to common stockholders	$(22,297)	$(5,739)

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581
Net loss	—	—	—	—	(22,672)	—	—	(22,672)
Foreign currency translation adjustment	—	—	—	375	—	—	—	375
Stock-based compensation expense	—	—	5,295	—	—	—	—	5,295
Exercise of stock options	675	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	48,916	—	—	—	—	—	—	—
Issuance of restricted stock awards	460,411	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27,184)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(209,010)	—	(8,766)	—	—	—	—	(8,766)
Balance, September 30, 2022	48,386,472	$4	$683,993	$518	$204,790	(5,334,743)	$(102,482)	$786,823

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to new convertible debt guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net loss	—	—	—	—	(5,883)	—	—	(5,883)
Foreign currency translation adjustment	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	8,050	—	—	—	—	8,050
Exercise of stock options	15,025	—	246	—	—	—	—	246
Vesting of performance share units, net of tax withholding	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	398,943	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,740)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(179,151)	—	(6,020)	—	—	—	—	(6,020)
Balance, September 30, 2021	47,111,604	$4	$708,265	$(330)	$114,449	(5,334,743)	$(102,482)	$719,906

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net loss	$(22,672)	$(5,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,251	24,147
Stock-based compensation expense	5,510	8,286
Deferred income taxes	17,223	5,484
Provision for doubtful accounts	1,503	152
Amortization of fees on debt	410	404
Noncash operating lease expense	3,866	5,005
Other	(3,918)	4,325
Changes in assets and liabilities:
Accounts receivable	(126,521)	(150,263)
Inventories, prepaid expenses, deposits and other current and long-term assets	(34,695)	1,260
Accounts payable	8,425	(1,256)
Accrued liabilities	(9,971)	(2,464)
Accrued compensation and benefits	(32,805)	(44,395)
Operating lease liability	(2,605)	(5,321)
Deferred revenue and other liabilities	26,853	29,009
Net cash used in operating activities	(143,146)	(131,510)
Cash flows from investing activities
Purchase of property and equipment	(913)	(1,278)
Capitalized software development costs	(9,793)	(9,690)
Capitalized curriculum development costs	(6,145)	(4,376)
Sale of other investments	60	—
Acquisition of assets	(1,409)	—
Other acquisitions, loans and investments, net of distributions	(213)	(192)
Proceeds from the maturity of marketable securities	12,044	1,501
Purchases of marketable securities	(20,126)	(9,196)
Net cash used in investing activities	(26,495)	(23,231)
Cash flows from financing activities
Repayments on finance lease obligations	(9,314)	(7,020)
Payments of contingent consideration	(7,024)	—
Proceeds from exercise of stock options	10	246
Repurchase of restricted stock for income tax withholding	(8,905)	(6,043)
Net cash used in financing activities	(25,233)	(12,817)
Net change in cash, cash equivalents and restricted cash	(194,874)	(167,558)
Cash, cash equivalents and restricted cash, beginning of period	389,398	386,582
Cash, cash equivalents and restricted cash, end of period	$194,524	$219,024

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of September 30th:
Cash and cash equivalents	$194,524	$218,519
Other current assets (restricted cash)	—	505
Total cash, cash equivalents and restricted cash	$194,524	$219,024

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing virtual and blended learning. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. The Company also offers focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2022 and 2021, the condensed consolidated statements of cash flows for the three months ended September 30, 2022 and 2021, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending June 30, 2023, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements at that date.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2022, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2022.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR, that is tentatively planned for the end of calendar year 2022. The ASU permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement. This ASU is applicable from March 12, 2020 through December 31, 2022 and adoption is permitted at any time during the period on a prospective basis. The Company’s senior secured revolving credit facility includes the use of alternate rates when LIBOR is not available. The Company does not expect the change from LIBOR to an alternate rate will have a material impact to its consolidated financial statements and, to the extent it enters into modifications of agreements that are impacted by the LIBOR phase-out, the Company will apply such guidance to those contract modifications.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2022 and 2021.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2022 and 2021, the Company’s revenues included a reduction for net school operating losses at the schools of $10.1 million and $12.9 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2022 and 2021 were $125.3 million and $113.9 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2022 and 2021, approximately 90%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 90%, respectively, of the Company’s General Education revenues, and 99% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	(In thousands)

General Education	$271,658	$306,341
Career Learning
Middle - High School	125,535	71,411
Adult	27,957	22,474
Total Career Learning	153,492	93,885
Total Revenues	$425,150	$400,226

Concentration of Customers

During the three months ended September 30, 2022 and 2021, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,
	2022	2022

	(In thousands)

Accounts receivable	$543,705	$418,558
Unbilled receivables (included in accounts receivable)	23,729	19,702
Deferred revenue	80,682	53,630
Deferred revenue, long-term (included in other long-term liabilities)	2,911	3,099

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the previous July 1st deferred revenue balance was $27.8 million and $25.2 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recorded revenues of ($0.6) million and $2.3 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2022 was $2.9 million.

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

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2022 and June 30, 2022, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of September 30, 2022, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $75.1 million and $17.6 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$49,242	$-	$49,242	$(898)	$48,344
U.S. Treasury Notes	16,374	-	16,374	(224)	16,150
Commercial Paper	27,073	-	27,073	-	27,073
Total	$92,689	$-	$92,689	$(1,122)	$91,567

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

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts primarily for estimated losses resulting from the inability or failure of individual customers to make required payments. The Company maintains an allowance under ASC 326 based on historical losses, changes in payment history, customer-specific information, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The allowance under ASC 326 is updated as additional losses are incurred or information becomes available related to the customer or economic conditions.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2022 and June 30, 2022, $9.1 million and $11.2

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.5 million and $6.5 million at September 30, 2022 and June 30, 2022, respectively.

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

Property and equipment are depreciated over the following useful lives:

Useful Life
Student and state testing computers and printers	3 - 5 years
Computer hardware	3 - 7 years
Computer software	3 - 5 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.6 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, related to unreturned student computers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended September 30, 2022 and 2021 was $10.3 million and $8.1 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2022 and 2021 was $1.6 million and $1.2 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $1.2 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $9.8 million and $9.7 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded amortization expense related to capitalized software of $5.7 million and $6.2 million during the three months ended September 30, 2022 and 2021, respectively, within instructional costs and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2022 and 2021 was $1.3 million and $1.3 million, respectively.

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

Total capitalized curriculum development additions were $6.1 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2022 and 2021 was $4.0 million and $4.2 million, respectively, and is recorded in instructional costs and services.

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

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 3-year payment terms, at varying rates. The Company pledges the assets financed to secure the outstanding leases.

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters and school operations. Lease terms vary between 1 and 11 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability.

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. The Company’s current incremental borrowing rate of

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.42% is based upon its agreements used for its finance leases. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2022 and 2021 was $3.3 million and $3.2 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $9.8 million, $12.1 million, $10.9 million, $9.7 million, and $8.1 million in the fiscal years ending June 30, 2023 through June 30, 2027, respectively, and $35.9 million thereafter.

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

During the three months ended September 30, 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

During the three months ended September 30, 2021 the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2022 and June 30, 2022:

	September 30, 2022			June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$85.1	$(24.5)	$60.6	$85.1	$(23.1)	$62.0
Customer and distributor relationships	39.8	(26.3)	13.5	38.9	(25.3)	13.6
Developed technology	22.0	(9.7)	12.3	21.7	(8.9)	12.8
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$148.3	$(61.6)	$86.7	$147.1	$(58.4)	$88.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. During the three months ended September 30, 2021, the Company identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the recoverability of its long-lived assets.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term debt approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.” As of September 30, 2022, the estimated fair value of the long-term debt was $415.8 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2022, the estimated

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

fair value of the Company’s marketable securities was $91.6 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. During fiscal year 2021 and 2022, the Company recorded an aggregate expense of $0.5 million to adjust its estimate of the fair value of the contingent consideration to $11.3 million. During the three months ended September 30, 2022, the Company paid $7.0 million to settle the contingent consideration and recorded a gain of $4.3 million. The gain is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2022.

The following table summarizes certain fair value information at June 30, 2022 for assets or liabilities measured at fair value on a recurring basis:

Fair Value Measurements Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Input	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

(In thousands)
Contingent consideration associated with acquisitions	$11,290	$—	$—	$11,290
Convertible note received in acquisition	$889	$—	$—	$889

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2022	and Settlements	Gains/(Losses)	September 30, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,290	$(7,024)	$(4,266)	$—
Convertible note received in acquisition	$889	$(889)	$—	$—

	Three Months Ended September 30, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Gains/(Losses)	September 30, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$123	$11,205
Convertible note received in acquisition	$5,006	$—	$—	$5,006

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following schedule presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,
	2022	2021

	(In thousands except share and per share data)
Basic net loss per share computation:

Net loss attributable to common stockholders	$(22,672)	$(5,883)
Weighted average common shares — basic	42,076,628	40,559,066
Basic net loss per share	$(0.54)	$(0.15)

Diluted net loss per share computation:

Net loss attributable to common stockholders	$(22,672)	$(5,883)
Share computation:
Weighted average common shares — basic	42,076,628	40,559,066
Effect of dilutive stock options and restricted stock awards	—	—
Weighted average common shares — diluted	42,076,628	40,559,066
Diluted net loss per share	$(0.54)	$(0.15)

For the three months ended September 30, 2022 and 2021, 534,280 and 2,700,193 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2022 and 2021, the Company’s effective income tax rate was 24.9% and 33.0%, respectively.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral was effective from the enactment date through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, $7.05 million of the deferred amount was paid in December 2021 and the remaining $7.05 million will be paid by December 31, 2022. The deferred payroll taxes due on December 31, 2022 are recorded within accrued compensation and benefits on the condensed consolidated balance sheets

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2022 and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

June 30, 2022, the finance lease liability was $78.0 million and $66.3 million, respectively, with lease interest rates ranging from 1.52% to 4.42%. As of September 30, 2022 and June 30, 2022, the balance of the associated right-of-use assets was $55.5 million and $42.7 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 4.42%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with CSI Leasing in August 2022 to provide financing for its leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, at varying rates. The Company did not enter into any individual leases under the agreement through September 30, 2022.

The following is a summary, as of September 30, 2022 and June 30, 2022, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2022	June 30, 2022

	(in thousands)

2023	$34,326	$38,600
2024	32,333	24,816
2025	11,984	4,468
2026	2,047	22
Total minimum payments	80,690	67,906
Less: imputed interest	(2,662)	(1,629)
Finance lease liability	78,028	66,277
Less: current portion of finance lease liability	(43,627)	(37,389)
Long-term finance lease liability	$34,401	$28,888

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of  September 30, 2022 and June 30, 2022, the operating lease liability was $82.5 million and $88.0 million, respectively. As of September 30, 2022 and June 30, 2022, the balance of the associated right-of-use assets was $79.3 million and $85.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary as of September 30, 2022 and June 30, 2022, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2022	June 30, 2022

	(in thousands)

2023	$11,443	$15,120
2024	16,039	16,638
2025	15,332	16,168
2026	12,025	12,900
2027	8,518	8,797
Thereafter	27,455	27,447
Total minimum payments	90,812	97,070
Less: imputed interest	(8,343)	(9,113)
Operating lease liability	82,469	87,957
Less: current portion of operating lease liability	(13,356)	(12,830)
Long-term operating lease liability	$69,113	$75,127

The Company is subleasing one of its facilities through July 2023, one through November 2024 and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of September 30, 2022 and June 30, 2022, respectively, of the expected sublease income:

	September 30, 2022	June 30, 2022

	(in thousands)

2023	$1,047	$1,396
2024	665	665
2025	412	412
2026	140	140
Total sublease income	$2,264	$2,613

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three months ended September 30, 2022 and 2021:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended September 30,
	2022		2021

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$9,934		$7,620
Interest on lease liabilities	388		417
Instructional costs and services:
Operating lease cost	3,715		3,935
Short-term lease cost	24		18
Sublease income	(282)		(332)
Selling, general, and administrative expenses:
Operating lease cost	586		1,667
Short-term lease cost	94		4
Sublease income	(80)		(129)
Total lease cost	$14,379		$13,200

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(2,605)		$(5,321)
Financing cash flows from finance leases	(9,314)		(7,020)
Right-of-use assets obtained in exchange for new finance lease liabilities	19,907		13,983
Right-of-use assets obtained in exchange for new operating lease liabilities	576		6,805
Weighted-average remaining lease term - finance leases	1.82	yrs.	2.31	yrs.
Weighted-average remaining lease term - operating leases	6.51	yrs.	6.80	yrs.
Weighted-average discount rate - finance leases	3.00%		2.37%
Weighted-average discount rate - operating leases	2.77%		2.79%

6.   Debt

The following is a summary, as of September 30, 2022 and June 30, 2022, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2022	June 30, 2022

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(8,152)	(8,562)
Total debt	411,848	411,438
Less: current portion of debt	—	—
Long-term debt	$411,848	$411,438

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended September 30, 2022 and 2021, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended September 30, 2022 and 2021, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2022, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of September 30, 2022, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unlike the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”), the Plan has no evergreen provision to increase the shares available for issuance; any new shares would require stockholder approval. The Prior Plan expired in October 2017, and the Company no longer awards equity from the Prior Plan. As of September 30, 2022, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the Plan was 1,413,499. As of September 30, 2022, there were 1,735,079 shares of the Company’s common stock that remain outstanding or nonvested under the Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The vesting of performance-based awards is contingent on the achievement of certain performance metrics. Compensation expense is recognized retroactively, through a cumulative catch-up adjustment, when the performance conditions are satisfied or when the Company determines that it is probable that the performance conditions will be satisfied. The amount of compensation expense recognized for a performance-based award is affected by the level of achievement attained. Management has established three levels of attainment: threshold, target, and outperform. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

Stock option activity including stand-alone agreements during the three months ended September 30, 2022 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2022	1,350	$14.77	0.98	$35,127
Granted	—	—
Exercised	(675)	14.77
Forfeited or canceled	—	—
Outstanding and exercisable, September 30, 2022	675	$14.77	0.73	$18,401

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 was $0.0 million and $0.2 million, respectively.

As of September 30, 2022, there was no unrecognized compensation expense related to nonvested stock options granted. During the three months ended September 30, 2022 and 2021, the Company recognized zero stock-based compensation expense related to stock options.

Restricted Stock Awards

The Company has approved grants of restricted stock awards (“RSA”) pursuant to the Plan and Prior Plan. Under the Plan and Prior Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the restricted stock agreement granting such RSAs, generally over three years. Under the Plan and Prior Plan, there have been no awards of restricted stock to independent contractors.

Restricted stock award activity during the three months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	1,131,466	$33.27
Granted	460,411	38.35
Vested	(483,608)	31.47
Canceled	(27,184)	35.70
Nonvested, September 30, 2022	1,081,085	$36.18

Performance-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2022, zero new performance-based restricted stock awards were granted and in total, 58,662 remain nonvested at September 30, 2022. During the three months ended September 30, 2022, 315,702 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. In August 2021, the second tranche was achieved at above target resulting in the vesting of 119,431 shares. In August 2022, the first and third tranches were achieved at target resulting in the vesting of 238,863 shares.

Service-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2022, 460,411 new service-based restricted stock awards were granted and in total, 1,022,424 remain nonvested at September 30, 2022. During the three months ended September 30, 2022, 167,906 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2022, there was $30.2 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years. The fair value of restricted stock awards granted for the three months ended September 30, 2022 and 2021 was $17.7 million and $14.4 million, respectively. The total fair value of shares vested for the three months ended September 30, 2022 and 2021 was $17.9 million and $14.4 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized $4.6 million and $5.3 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity (excluding liability-classified awards) during the three months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	355,302	$32.62
Granted	328,164	36.50
Vested	(77,048)	28.42
Canceled	(23,318)	28.50
Nonvested, September 30, 2022	583,100	$35.53

Fiscal Year 2023 LTIP

During the three months ended September 30, 2022, the Company granted 289,640 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $10.9 million, or a weighted average grant-date fair value of $37.58 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2022 LTIP

During fiscal year 2022, the Company granted 250,250 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator which was November 30, 2020. During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions is not able to be determined at this time.

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under a LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. Forty percent will vest after achievement is certified during the second quarter of fiscal year 2023 and sixty percent will vest one year later. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fiscal year 2021 LTIP is an equity-classified award. The Company is currently amortizing certain awards over their vesting periods because it believes that it is probable that the specific metrics will be achieved. Three metrics are assumed to be achieved at each of threshold, target and outperform, respectively. The aggregate target grant date fair value of these metrics are $0.3 million. The remaining metrics are currently being assessed as not probable of achievement.

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

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under a LTIP which are tied to certain career learning revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”). In October 2021, Tranche #2 achievement was certified at approximately 193% of target resulting in the vesting of 115,223 shares, while Tranche #1 was not achieved resulting in 107,397 forfeited shares. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”). In August 2022, Tranche #3 achievement was certified at 200% of target resulting in the vesting of 77,048 shares.

Summary of All Performance Share Units

As of September 30, 2022, there was $9.4 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 2.3 years. During the three months ended September 30, 2022 and 2021, the Company recognized $0.9 million and $3.0 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the three months ended September 30, 2022 and 2021 is $0.3 million and $0.3 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	69,117	$24.27
Granted	1,101	43.46
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2022	70,218	$24.57

Summary of All Deferred Stock Units

As of September 30, 2022, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.3 years. During the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended September 30, 2022 and 2021, contributions made by the Company to Future of School were zero and $0.6 million, respectively. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. The amounts shown for the three months ended September 30, 2022 and 2021 reduced the remaining balance and as of September 30, 2022, $2.5 million remains outstanding as related to the fiscal year 2021 accrual.

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

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company, one of its current officers, and one of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020, inclusive.  On February 17, 2021, the District Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff.  The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act.  The complaint alleged, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents.  The complaint sought unspecified monetary damages and other relief.  The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021,which the District Court granted, without prejudice, on September 16, 2021. The plaintiffs did not file a second amended complaint, but appealed the District Court’s dismissal decision to the United States Court of Appeals for the Fourth Circuit on December 1, 2021. Briefing in that appeal concluded March 10, 2022, and oral argument is scheduled for October 27, 2022. A decision from the Court of Appeals remains outstanding.

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

Employment Agreements

The Company has entered into employment agreements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. All agreements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the agreement.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company provided guarantees of approximately $0.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

Risks and Uncertainties

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year 2020 through fiscal year 2022, we experienced an increase in demand for our products and services. The effects of the pandemic or the ending of the pandemic on our business, are not estimable.

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

11.   Acquisitions and Investments

Investments in Limited Partnerships

The Company invested in three early stage funds focused on career education with a total commitment of $15.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. and New Markets Education Partners III, L.P. (collectively, “New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of September 30, 2022, the Company has contributed an aggregate $8.7 million to these funds: $2.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $6.5 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in Tallo, Inc. and Acquisition of Assets

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

During fiscal year 2022, the Company adjusted its investment in Tallo preferred stock to fair value and recorded an impairment charge of $4.5 million to other income (expense), net on the consolidated statements of operations. Also, during fiscal year 2022, the Company recorded a credit loss expense of $4.1 million to reduce the carrying amount of the convertible note and $3.0 million to reduce the carrying amount of the promissory note. The credit loss expenses were recorded within selling, general, and administrative expenses on the consolidated statements of operations. Additionally, the Company reversed an aggregate $0.4 million of accrued interest on both instruments and made an accounting policy election to record this within interest income (expense), net on the consolidated statements of operations. During the year ended June 30, 2022, the Company’s investment in Tallo, the convertible note, and promissory note were included in deposits and other assets on the consolidated balance sheets.

On July 8, 2022, the Company purchased the assets of Tallo in exchange for $1.0 million, plus $0.4 million in working capital.  As part of the closing of the transaction, the promissory note was cancelled and the convertible note was converted into additional equity. That additional equity and previously held equity interests were cancelled, and combined with the cash, resulted in a preliminary purchase price of $6.8 million. The acquisition of Tallo further expands the Company’s ability to match students to internships, jobs, and scholarships with colleges and companies looking for talent. The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of July 8, 2022, the acquisition date. The allocation of the preliminary purchase price resulted in goodwill of $5.2 million and intangible assets of $1.3 million, both of which are deductible for income tax purposes. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets primarily consist of customer relationships which will be amortized over 10 years. The estimated fair value for the intangible assets is considered preliminary and are subject to change based on final purchase price valuation amounts.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2022	2021

	(In thousands)
Cash paid for interest	$2,796	$2,811
Cash paid for taxes	$21,296	$12,593

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	385	—
Right-of-use assets obtained in exchange for new finance lease liabilities	19,907	13,983

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$101	$68
Stock-based compensation expense capitalized on curriculum development	19	29
Non-cash purchase price related to business combinations	5,423	—

Business combinations:
Acquired assets	$1,132	$—
Intangible assets	1,309	—
Goodwill	5,217	—
Assumed liabilities	(385)	—
Deferred revenue	(441)	—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which we refer to as our Annual Report, and in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2022.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception. In our most recent academic year ended June 30, 2022, we graduated 11,775 high school students.

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

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, health care and general business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2022-2023 school year, we provide our school-as-a-service offering for 85 schools in 31 states and the District of Columbia in the General Education market, and 52 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the three months ended September 30, 2022, revenues increased to $425.2 million from $400.2 million in the prior year, an increase of 6.2%. Over the same period, operating loss increased to $28.7 million from $7.0 million in the prior year, an increase of 310.0%. Increases in operating income are driven by revenue growth, increases in gross margin and reductions in selling, general, and administrative expenses. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2022 were 173.9 thousand, a decrease of 15.7 thousand, or 8.3%, over the prior year.

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year

2020 through fiscal year 2022, we experienced an increase in demand for our products and services. The effects of the pandemic or the ending of the pandemic on our business, are not estimable.

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

Since our inception twenty years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We reinforced our commitment in this area by launching several initiatives including initially offering scholarships to advance education and career opportunities for students in underserved communities, expanding career pathways in socially responsible law enforcement and increasing employment of teachers in underserved communities at Stride-powered schools.  We developed interactive, modular courses focused on racial equity and social justice that are being made available for free to every public school.

Among the many ESG issues we support within the Company, we endeavor to promote diversity and inclusion across every aspect of the organization. We sponsor employee resource groups to provide support for female, minority, differently abled, LGBTQ+, and veteran employees and support employee volunteer efforts.  Our commitment is evident in the make-up of our leadership team.  We have more minorities in executive management and more women in executive management than the representative population. Importantly, our Board of Directors is also diverse with female, Hispanic, and black or African American members.

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

Critical Accounting Estimates

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

Results of Operations

Impacts of COVID-19 on Stride’s Business

While the long-term impact of the global emergence of COVID-19 is not estimable or determinable, in late fiscal year 2020 through fiscal year 2022, we experienced an increase in demand for our products and services. The effects of the pandemic or the ending of the pandemic on our business, are not estimable.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2022 / 2021
	2022	2021	Change	Change %

	(In thousands, except percentages)

General Education (1)	112.3	147.6	(35.3)	(23.9%)
Career Learning (1) (2)	61.6	42.0	19.6	46.7%
Total Enrollment	173.9	189.6	(15.7)	(8.3%)

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2022 for the first quarter of fiscal year 2023 and September 30, 2021 for the first quarter of fiscal year 2022.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2022 / 2021
	2022	2021	$	%

	(In thousands, except percentages)

General Education	$271,658	$306,341	$(34,683)	(11.3%)
Career Learning
Middle - High School	125,535	71,411	54,124	75.8%
Adult	27,957	22,474	5,483	24.4%
Total Career Learning	153,492	93,885	59,607	63.5%
Total Revenues	$425,150	$400,226	$24,924	6.2%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2022		2021

	(Dollars in thousands)
Revenues	$425,150	100.0%	$400,226	100.0%
Instructional costs and services	295,501	69.5	273,824	68.4
Gross margin	129,649	30.5	126,402	31.6
Selling, general, and administrative expenses	158,368	37.2	133,379	33.3
Loss from operations	(28,719)	(6.8)	(6,977)	(1.7)
Interest expense, net	(2,046)	(0.5)	(1,993)	(0.5)
Other income (expense), net	1,037	0.2	(89)	(0.0)
Loss before income taxes and income (loss) from equity method investments	(29,728)	(7.0)	(9,059)	(2.3)
Income tax benefit	7,507	1.8	2,893	0.7
Income (loss) from equity method investments	(451)	(0.1)	283	0.1
Net loss attributable to common stockholders	$(22,672)	(5.3)%	$(5,883)	(1.5)%

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues.  Our revenues for the three months ended September 30, 2022 were $425.2 million, representing an increase of $25.0 million, or 6.2%, from $400.2 million for the same period in the prior year. General Education revenues decreased $34.7 million, or 11.3%, year over year. The decrease in General Education revenues was primarily due to the 23.9% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $59.6 million, or 63.5%, primarily due to a 46.7% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2022 were $295.5 million, representing an increase of $21.7 million, or 7.9%, from $273.8 million for the same period in the prior year. This increase in expense was due to the timing of hiring of personnel and salary increases. Instructional costs and services expenses were 69.5% of revenues during the three months ended September 30, 2022, an increase from 68.4% for the three months ended September 30, 2021.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2022 were $158.4 million, representing an increase of $25.0 million, or 18.7% from $133.4 million for the same period in the prior year. The increase was primarily due to an increase of $21.1 million in professional services and marketing expenses, $4.1 million increase in personnel and related benefit costs, including stock-based compensation and $2.5 million increase in licensing fees.  Selling, general, and administrative expenses were 37.2% of revenues during the three months ended September 30, 2022, an increase from 33.3% for the three months ended September 30, 2021.

Income tax benefit.  Income tax benefit was $7.5 million for the three months ended September 30, 2022, or 24.9% of loss before income taxes, as compared to a benefit of $2.9 million, or 33.0% of loss before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2022 was primarily due to the excess tax benefit from stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2022, we had net working capital, or current assets minus current liabilities, of $641.9 million. Our working capital includes cash and cash equivalents of $194.5 million and accounts receivable of $543.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2022.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2022, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of September 30, 2022, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2022 and June 30, 2022, the finance lease liability was $78.0 million and $66.3 million, respectively, with lease interest rates ranging from 1.52% to 4.42%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 4.42%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

We entered into an agreement with CSI Leasing in August 2022 to provide financing for our leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, at varying rates. We did not enter into any individual leases under the agreement through September 30, 2022.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2022 was $143.1 million compared to $131.5 million for the three months ended September 30, 2021. The increase of $11.6 million was primarily due to an increase in prepaid expenses, a decrease in inventory and a lower increase in accounts receivable as compared to the prior year. The change in prepaid expenses was primarily due to an increase in prepaid taxes, while the change in inventory was primarily due to reduced shipments during the three months ended September 30, 2022, as compared to the prior year. The lower increase in accounts receivable was the result of increased collections of amounts due from the previous year during the three months ended September 30, 2022, as compared to the prior year.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2022 was $26.5 million compared to $23.2 million for the three months ended September 30, 2021, an increase of $3.3 million. The increase was primarily due to an increase in capital expenditures year over year of $1.4 million and $1.4 million payment to acquire the assets of Tallo.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2022 was $25.2 million compared to $12.8 million during the three months ended September 30, 2021, an increase of $12.4 million. The increase was primarily due to payment of contingent consideration of $7.0 million, an increase in the repurchase of restricted stock for income tax withholding of $2.9 million and an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $2.3 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of September 30, 2022 and June 30, 2022, we had cash and cash equivalents totaling $194.5 million and $389.4 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At September 30, 2022, a 1% gross increase in interest rates for our variable-interest instruments would result in a $1.9 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At September 30, 2022, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 10 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on August 10, 2022.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stride, Inc.

/s/ DONNA M. BLACKMAN
Name:	Donna M. Blackman
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: October 26, 2022