Form 10-Q
period 2022-12-31
Stride, Inc.
filed 2023-01-25
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 20, 2023, the Registrant had 43,109,730 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$318,279	$389,398
Accounts receivable, net of allowance of $25,744 and $26,993	442,166	418,558
Inventories, net	23,960	36,003
Prepaid expenses	43,822	25,974
Other current assets	100,588	80,601
Total current assets	928,815	950,534
Operating lease right-of-use assets, net	75,823	85,457
Property and equipment, net	68,124	61,537
Capitalized software, net	76,192	71,800
Capitalized curriculum development costs, net	50,557	50,580
Intangible assets, net	83,410	88,669
Goodwill	246,676	241,022
Deposits and other assets	89,694	93,946
Total assets	$1,619,291	$1,643,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$32,809	$61,997
Accrued liabilities	40,909	63,200
Accrued compensation and benefits	34,083	73,027
Deferred revenue	83,799	53,630
Current portion of finance lease liability	44,377	37,389
Current portion of operating lease liability	13,281	12,830
Total current liabilities	249,258	302,073
Long-term finance lease liability	28,925	28,888
Long-term operating lease liability	65,827	75,127
Long-term debt	412,260	411,438
Deferred tax liability	10,752	3,205
Other long-term liabilities	10,370	10,233
Total liabilities	777,392	830,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,431,576 and 48,112,664 shares issued; and 43,096,833 and 42,777,921 shares outstanding, respectively	4	4
Additional paid-in capital	688,695	687,454
Accumulated other comprehensive income (loss)	187	143
Retained earnings	255,495	227,462
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	841,899	812,581
Total liabilities and stockholders' equity	$1,619,291	$1,643,545

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(In thousands except share and per share data)
Revenues	$458,435	$409,507	$883,585	$809,733
Instructional costs and services	288,347	261,950	583,848	535,774
Gross margin	170,088	147,557	299,737	273,959
Selling, general, and administrative expenses	102,015	90,642	260,383	224,021
Income from operations	68,073	56,915	39,354	49,938
Interest expense, net	(2,082)	(1,875)	(4,128)	(3,868)
Other income, net	3,970	3,884	5,007	3,795
Income before income taxes and loss from equity method investments	69,961	58,924	40,233	49,865
Income tax expense	(18,860)	(15,928)	(11,353)	(13,035)
Loss from equity method investments	(396)	(992)	(847)	(709)
Net income attributable to common stockholders	$50,705	$42,004	$28,033	$36,121
Net income attributable to common stockholders per share:
Basic	$1.20	$1.01	$0.66	$0.88
Diluted	$1.19	$1.00	$0.66	$0.85
Weighted average shares used in computing per share amounts:
Basic	42,259,061	41,525,736	42,167,844	41,042,401
Diluted	42,547,334	41,963,399	42,602,405	42,413,828

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)
Net income	$50,705	$42,004	$28,033	$36,121
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(331)	(13)	44	131

Comprehensive income attributable to common stockholders	$50,374	$41,991	$28,077	$36,252

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581
Net loss	—	—	—	—	(22,672)	—	—	(22,672)
Foreign currency translation adjustment	—	—	—	375	—	—	—	375
Stock-based compensation expense	—	—	5,295	—	—	—	—	5,295
Exercise of stock options	675	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	48,916	—	—	—	—	—	—	—
Issuance of restricted stock awards	460,411	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27,184)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(209,010)	—	(8,766)	—	—	—	—	(8,766)
Balance, September 30, 2022	48,386,472	$4	$683,993	$518	$204,790	(5,334,743)	$(102,482)	$786,823
Net income	—	—	—	—	50,705	—	—	50,705
Foreign currency translation adjustment	—	—	—	(331)	—	—	—	(331)
Stock-based compensation expense	—	—	6,132	—	—	—	—	6,132
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of performance share units, net of tax withholding	31,088	—	—	—	—	—	—	—
Issuance of restricted stock awards	76,685	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(36,820)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(25,849)	—	(1,430)	—	—	—	—	(1,430)
Balance, December 31, 2022	48,431,576	$4	$688,695	$187	$255,495	(5,334,743)	$(102,482)	$841,899

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to new convertible debt guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net loss	—	—	—	—	(5,883)	—	—	(5,883)
Foreign currency translation adjustment	—	—	—	144	—	—	—	144
Stock-based compensation expense	—	—	8,050	—	—	—	—	8,050
Exercise of stock options	15,025	—	246	—	—	—	—	246
Issuance of restricted stock awards	398,943	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(34,740)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(179,151)	—	(6,020)	—	—	—	—	(6,020)
Balance, September 30, 2021	47,111,604	$4	$708,265	$(330)	$114,449	(5,334,743)	$(102,482)	$719,906
Net income	—	—	—	—	42,004	—	—	42,004
Foreign currency translation adjustment	—	—	—	(13)	—	—	—	(13)
Stock-based compensation expense	—	—	1,697	—	—	—	—	1,697
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of performance share units, net of tax withholding	1,012,374	—	—	—	—	—	—	—
Issuance of restricted stock awards	27,750	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(57,480)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(9,838)	—	(29,361)	—	—	—	—	(29,361)
Balance, December 31, 2021	48,084,410	$4	$680,601	$(343)	$156,453	(5,334,743)	$(102,482)	$734,233

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2022	2021

	(In thousands)
Cash flows from operating activities
Net income	$28,033	$36,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	53,714	49,327
Stock-based compensation expense	10,451	8,888
Deferred income taxes	7,995	6,008
Provision for doubtful accounts	2,173	4,730
Amortization of fees on debt	822	809
Noncash operating lease expense	7,369	10,074
Other	(2,869)	5,550
Changes in assets and liabilities:
Accounts receivable	(25,680)	(65,606)
Inventories, prepaid expenses, deposits and other current and long-term assets	(9,177)	11,944
Accounts payable	(26,059)	(26,810)
Accrued liabilities	(10,681)	(8,570)
Accrued compensation and benefits	(38,806)	(39,157)
Operating lease liability	(5,966)	(10,662)
Deferred revenue and other liabilities	29,863	5,686
Net cash provided by (used in) operating activities	21,182	(11,668)
Cash flows from investing activities
Purchase of property and equipment	(2,823)	(2,705)
Capitalized software development costs	(21,399)	(19,330)
Capitalized curriculum development costs	(9,527)	(7,461)
Sale of other investments	60	5,261
Acquisition of assets	(1,409)	—
Other acquisitions, loans and investments, net of distributions	(767)	(3,956)
Proceeds from the maturity of marketable securities	36,729	7,248
Purchases of marketable securities	(55,879)	(38,720)
Net cash used in investing activities	(55,015)	(59,663)
Cash flows from financing activities
Repayments on finance lease obligations	(19,938)	(14,744)
Payments of contingent consideration	(7,024)	—
Payments of deferred purchase consideration	—	(7,858)
Proceeds from exercise of stock options	10	246
Repurchase of restricted stock for income tax withholding	(10,334)	(35,404)
Net cash used in financing activities	(37,286)	(57,760)
Net change in cash, cash equivalents and restricted cash	(71,119)	(129,091)
Cash, cash equivalents and restricted cash, beginning of period	389,398	386,582
Cash, cash equivalents and restricted cash, end of period	$318,279	$257,491

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$318,279	$256,986
Other current assets (restricted cash)	—	505
Total cash, cash equivalents and restricted cash	$318,279	$257,491

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2022 and 2021, the condensed consolidated statements of cash flows for the six months ended December 31, 2022 and 2021, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending June 30, 2023, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements at that date.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility includes the use of alternate rates when LIBOR is not available. The Company does not expect the change from LIBOR to an alternate rate will have a material impact to its condensed consolidated financial statements and, to the extent it enters into modifications of agreements that are impacted by the LIBOR phase-out, the Company will apply such guidance to those contract modifications.

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

Revenues related to the products and services that the Company provides to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

growth, in-demand industries—including information technology, business, and health services, for students in middle school through high school and adult learners.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2022 and 2021. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2022 and 2021, the Company’s revenues included a reduction for net school operating losses at the schools of $6.4 million and $12.3 million, respectively, and $16.6 million and $25.2 million for the six months ended December 31, 2022 and 2021, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended December 31, 2022 and 2021 were $123.0 million and $117.7 million, respectively, and for the six months ended December 31, 2022 and 2021 were $248.3 million and 231.6 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended December 31, 2022 and 2021, approximately 90% and 88%, respectively, of the Company’s General Education revenues, and 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the six months ended December 31, 2022 and 2021, approximately 90% and 89%, respectively, of the Company’s General Education revenues,

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 99% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(In thousands)

General Education	$274,764	$313,241	$546,422	$619,582
Career Learning
Middle - High School	153,795	75,287	279,330	146,699
Adult	29,876	20,979	57,833	43,452
Total Career Learning	183,671	96,266	337,163	190,151
Total Revenues	$458,435	$409,507	$883,585	$809,733

Concentration of Customers

During the three and six months ended December 31, 2022 and 2021, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,
	2022	2022

	(In thousands)

Accounts receivable	$442,166	$418,558
Unbilled receivables (included in accounts receivable)	15,997	19,702
Deferred revenue	83,799	53,630
Deferred revenue, long-term (included in other long-term liabilities)	2,565	3,099

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2022 and 2021 that was included in the previous October 1st deferred revenue balance was $42.8 million and $34.7 million, respectively. The amount of revenue recognized during the six months ended December 31, 2022 and 2021 that was included in the previous July 1st deferred revenue balance was $40.6 million and $33.0 million, respectively. During the three months ended December 31, 2022 and 2021, the Company recorded revenues of $24.5 million and $4.6 million, respectively, and $24.0 million and $6.9 million, respectively, during the six months ended December 31, 2022 and 2021, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2022 was $2.6 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of December 31, 2022 and June 30, 2022, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of December 31, 2022, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $82.9 million and $21.0 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$57,820	$-	$57,820	$(687)	$57,133
U.S. Treasury Notes	26,256	-	26,256	(174)	26,082
Commercial Paper	19,811	-	19,811	-	19,811
Total	$103,887	$-	$103,887	$(861)	$103,026

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

as current or long-term based on the holding period. As of December 31, 2022 and June 30, 2022, $10.8 million and $11.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $7.5 million and $6.5 million at December 31, 2022 and June 30, 2022, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.4 million and $1.3 million for the three months ended December 31, 2022 and 2021, respectively, and $3.1 million and $1.9 million for the six months ended December 31, 2022 and 2021, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended December 31, 2022 and 2021 was $10.3 million and $9.8 million, respectively, and $20.6 million and $17.9 million, respectively, during the six months ended December 31, 2022 and 2021. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended December 31, 2022 and 2021 was $1.0 million and $1.2 million, respectively and $2.6 million and $2.3 million, respectively, during the six months ended December 31, 2022 and 2021.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.6 million and $2.5 million for the three months ended December 31, 2022 and 2021, respectively, and $1.8 million and $7.3 million for the six months ended December 31, 2022 and 2021, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capitalized software additions totaled $21.4 million and $19.3 million for the six months ended December 31, 2022 and 2021, respectively. The Company recorded amortization expense related to capitalized software of $7.4 million and $5.9 million during the three months ended December 31, 2022 and 2021, respectively, and $13.1 million and $12.1 million during the six months ended December 31, 2022 and 2021, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended December 31, 2022 and 2021 was $1.3 million and $1.3 million, respectively and $2.7 million and $2.6 million, respectively, during the six months ended December 31, 2022 and 2021.

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

Total capitalized curriculum development additions were $9.5 million and $7.5 million for the six months ended December 31, 2022 and 2021, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended December 31, 2022 and 2021 was $4.1 million and $3.8 million, respectively, and $8.2 million and $8.0 million for the six months ended December 31, 2022 and 2021, respectively, and is recorded in instructional costs and services.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability.

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the Company’s finance leases, the stated rate is defined within the lease terms; while for the Company’s operating leases, the rate is not implicit. For operating leases, the Company uses its incremental borrowing rate as the discount rate; determined as the Company’s borrowing rate on a collateralized basis for a similar term and amount to the term and amount of the lease. The Company’s current incremental borrowing rate of 4.42% is based upon its agreements used for its finance leases. The incremental borrowing rate is subsequently reassessed upon modification of its leasing arrangements or with the execution of a new lease agreement.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2022 and 2021 was $3.3 million and $3.2 million, respectively, and $6.6 million and $6.4 million for the six months ended December 31, 2022 and 2021, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $6.5 million, $12.1 million, $10.9 million, $9.7 million, and $8.1 million in the fiscal years ending June 30, 2023 through June 30, 2027, respectively, and $35.9 million thereafter.

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

During the three and six months ended December 31, 2022 and 2021, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of December 31, 2022 and June 30, 2022:

	December 31, 2022			June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$85.1	$(25.9)	$59.2	$85.1	$(23.1)	$62.0
Customer and distributor relationships	39.8	(27.4)	12.4	38.9	(25.3)	13.6
Developed technology	22.0	(10.5)	11.5	21.7	(8.9)	12.8
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$148.3	$(64.9)	$83.4	$147.1	$(58.4)	$88.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended December 31, 2022 and 2021, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term debt approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.” As of December 31, 2022, the estimated fair value of the long-term debt was $377.2 million. The Company estimated the fair value based on the quoted market prices in an inactive market on the last day of the reporting period (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of December 31, 2022, the estimated fair value of the Company’s marketable securities was $103.0 million. The Company estimated the fair value based on the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

quoted market prices in an inactive market on the last day of the reporting period (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

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

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2022.

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

There was no activity related to the Company’s fair value measurements categorized as Level 3 during the three months ended December 31, 2022.

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three months ended December 31, 2021 and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	September 30, 2021	and Settlements	(Gains) Losses	December 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,205	$—	$521	$11,726
Convertible note received in acquisition	$5,006	$—	$—	$5,006

	Six Months Ended December 31, 2022
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2022	and Settlements	(Gains) Losses	December 31, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,290	$(7,024)	$(4,266)	$—
Convertible note received in acquisition	889	(889)	—	—

	Six Months Ended December 31, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	(Gains) Losses	December 31, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$644	$11,726
Convertible note received in acquisition	$5,006	$—	$—	$5,006

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

The following schedule presents the calculation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$50,705	$42,004	$28,033	$36,121
Weighted average common shares — basic	42,259,061	41,525,736	42,167,844	41,042,401
Basic net income per share	$1.20	$1.01	$0.66	$0.88

Diluted net income per share computation:

Net income attributable to common stockholders	$50,705	$42,004	$28,033	$36,121
Share computation:
Weighted average common shares — basic	42,259,061	41,525,736	42,167,844	41,042,401
Effect of dilutive stock options and restricted stock awards	288,273	437,663	434,561	1,371,427
Weighted average common shares — diluted	42,547,334	41,963,399	42,602,405	42,413,828
Diluted net income per share	$1.19	$1.00	$0.66	$0.85

For the three months ended December 31, 2022 and 2021, 44,546 and 5,193 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive. For the six months ended December 31, 2022, 26,789 and 102,536 shares were excluded, respectively.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2022 and 2021, the Company’s effective income tax rate was 27.1% and 27.5%, respectively, and for the six months ended December 31, 2022 and 2021, the rate was 28.8% and 26.5%, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has evaluated the business provisions in the CARES Act and adopted the deferral of the employer portion of the social security payroll tax (6.2%) outlined within. The deferral was effective from the enactment date through December 31, 2020. The deferred amount of $14.1 million will be paid in two installments, $7.05 million of the deferred amount was paid in December 2021 and the remaining $7.05 million was paid in December 2022.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2022 and June 30, 2022, the finance lease liability was $73.3 million and $66.3 million, respectively, with lease interest rates ranging from 1.52% to 5.83%. As of December 31, 2022 and June 30, 2022, the balance of the associated right-of-use assets was $51.0 million and $42.7 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 5.83%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with CSI Leasing in August 2022 to provide financing for its leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, at varying rates. The Company did not enter into any individual leases under the agreement through December 31, 2022.

The following is a summary, as of December 31, 2022 and June 30, 2022, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	December 31, 2022	June 30, 2022

	(in thousands)

2023	$24,022	$38,600
2024	34,593	24,816
2025	14,244	4,468
2026	3,194	22
Total minimum payments	76,053	67,906
Less: imputed interest	(2,751)	(1,629)
Finance lease liability	73,302	66,277
Less: current portion of finance lease liability	(44,377)	(37,389)
Long-term finance lease liability	$28,925	$28,888

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of December 31, 2022 and June 30, 2022, the operating lease liability was $79.1 million and $88.0 million, respectively. As of December 31, 2022 and June 30, 2022, the balance of the associated right-of-use assets was $75.8 million and $85.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Individual operating leases range in terms of 1 to 11 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of December 31, 2022 and June 30, 2022, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	December 31, 2022	June 30, 2022

	(in thousands)

2023	$7,321	$15,120
2024	16,115	16,638
2025	15,436	16,168
2026	12,051	12,900
2027	8,518	8,797
Thereafter	27,455	27,447
Total minimum payments	86,896	97,070
Less: imputed interest	(7,788)	(9,113)
Operating lease liability	79,108	87,957
Less: current portion of operating lease liability	(13,281)	(12,830)
Long-term operating lease liability	$65,827	$75,127

The Company is subleasing one of its facilities through July 2023, one through November 2024 and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of December 31, 2022 and June 30, 2022, respectively, of the expected sublease income:

	December 31, 2022	June 30, 2022

	(in thousands)

2023	$698	$1,396
2024	665	665
2025	412	412
2026	140	140
Total sublease income	$1,915	$2,613

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and six months ended December 31, 2022 and 2021:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022		2021

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$10,018	$9,368	$19,952		$16,988
Interest on lease liabilities	507	445	895		862
Instructional costs and services:
Operating lease cost	2,640	3,931	6,354		7,866
Short-term lease cost	31	16	56		35
Sublease income	(270)	(247)	(552)		(579)
Selling, general, and administrative expenses:
Operating lease cost	586	1,777	1,172		3,443
Short-term lease cost	47	4	140		9
Sublease income	(80)	(182)	(160)		(311)
Total lease cost	$13,479	$15,112	$27,857		$28,313

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,361)	$(5,341)	$(5,966)		$(10,662)
Financing cash flows from finance leases	(10,624)	(7,724)	(19,938)		(14,744)
Right-of-use assets obtained in exchange for new finance lease liabilities	5,305	6,898	25,212		20,881
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	576		6,805
Weighted-average remaining lease term - finance leases			1.84	yrs.	2.27	yrs.
Weighted-average remaining lease term - operating leases			6.35	yrs.	6.73	yrs.
Weighted-average discount rate - finance leases			3.31%		2.40%
Weighted-average discount rate - operating leases			2.77%		2.76%

6.   Debt

The following is a summary, as of December 31, 2022 and June 30, 2022, respectively, of the components of the Company’s outstanding long-term debt:

	December 31, 2022	June 30, 2022

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(7,740)	(8,562)
Total debt	412,260	411,438
Less: current portion of debt	—	—
Long-term debt	$412,260	$411,438

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended December 31, 2022 and 2021, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively, and $2.4 million and $2.4 million, respectively, for the six months ended December 31, 2022 and 2021.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended December 31, 2022 and 2021, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively, and $0.8 million and $0.8 million, respectively, during the six months ended December 31, 2022 and 2021.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2022, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of December 31, 2022, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

8.   Equity Incentive Plan

On December 9, 2022, the Company’s stockholders approved an amendment and restatement of the 2016 Equity Incentive Award Plan (the “2016 Plan”). The amended and restated 2016 Plan reflects an increase in the number of shares of common stock available for issuance by 1,045,000 shares, the removal of certain provisions that were otherwise required for awards to qualify as performance-based compensation under an exception to Section 162(m) of the Internal Revenue

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Code of 1986, as amended, prior to its repeal, an extension of the term of the amended and restated 2016 Plan to October 7, 2032, an increase to the limit on the number of shares that may be issued upon the exercise of incentive stock options, and a prohibition on the payment of dividends and dividend equivalents on unvested awards.

The amended and restated 2016 Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the amended and restated 2016 Plan, unissued shares related to forfeited or cancelled awards granted under the amended and restated 2016 Plan or awards granted under the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”) (to the extent such awards granted under the Prior Plan were outstanding as of December 15, 2016 and were forfeited or cancelled prior to September 19, 2022), will again be available for issuance under the amended and restated 2016 Plan.  Notwithstanding the foregoing, shares tendered to pay the exercise price or tax withholding with respect to a stock option, or shares that are not issued in connection with the settlement of a stock appreciation right on exercise thereof, or shares purchased on the open market with the cash proceeds from the exercise of options will not again be available for issuance under the amended and restated 2016 Plan.

As of December 31, 2022, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,457,533. As of December 31, 2022, there were 1,666,099 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Stock option activity including stand-alone agreements during the six months ended December 31, 2022 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2022	1,350	$14.77	0.98	$35,127
Granted	—	—
Exercised	(675)	14.77
Forfeited or canceled	—	—
Outstanding and exercisable, December 31, 2022	675	$14.77	0.56	$11,144

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the six months ended December 31, 2022 and 2021 was $0.0 million and $0.2 million, respectively.

As of December 31, 2022, there was no unrecognized compensation expense related to nonvested stock options granted. During the three and six months ended December 31, 2022 and 2021, the Company recognized zero stock-based compensation expense related to stock options.

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

Restricted stock award activity during the six months ended December 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	1,131,466	$33.27
Granted	537,096	38.32
Vested	(548,315)	31.91
Canceled	(64,004)	36.01
Nonvested, December 31, 2022	1,056,243	$36.63

Performance-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2022, zero new performance-based restricted stock awards were granted and in total, 44,128 remain nonvested at December 31, 2022. During the six months ended December 31, 2022, 330,237 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Service-Based Restricted Stock Awards (included above)

During the six months ended December 31, 2022, 537,096 new service-based restricted stock awards were granted and in total, 1,012,116 remain nonvested at December 31, 2022. During the six months ended December 31, 2022, 218,078 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2022, there was $28.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock awards granted for the six months ended December 31, 2022 and 2021 was $20.9 million and $15.3 million, respectively. The total fair value of shares vested for the six months ended December 31, 2022 and 2021 was

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

$20.4 million and $15.4 million, respectively. During the three months ended December 31, 2022 and 2021, the Company recognized $3.9 million and $4.2 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2022 and 2021, the expense was $8.5 million and $9.5 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the six months ended December 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	355,302	$32.62
Granted	366,507	33.87
Vested	(119,467)	30.48
Canceled	(81,893)	25.89
Nonvested, December 31, 2022	520,449	$35.06

Fiscal Year 2023 LTIP

During the six months ended December 31, 2022, the Company granted 289,640 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $10.0 million, or a weighted average grant-date fair value of $34.41 per share. Fifty percent of the earned award is based on operating income performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. The grant date fair value of Tranche #1 was remeasured in October 2022 as a result of a modification of the terms of the award. Originally, performance was tied to gross margin. The metric was changed to operating income to better align with shareholder feedback and technology industry and peer group common practice. The modification of the performance criteria from gross margin to operating income resulted in a new fair market value as of the modification date of $4.8 million, a decrease of $0.8 million. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

able to be determined at this time.

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

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator which was November 30, 2020. During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. During the second quarter of fiscal year 2023, an additional one-third vested and was settled with the issuance of 37,886 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company determined the likelihood of achievement of the performance conditions is not able to be determined at this time.

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under a LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. In December 2022, achievement was certified related to two metrics – one at threshold and one at 123% of target. Forty percent, or 4,533 shares vested immediately and the additional sixty percent, or 6,797 shares will vest in December 2023, subject to continuing service by the grantee as an employee of the Company. The remaining shares tied to metrics that were not achieved were forfeited. The fiscal year 2021 LTIP is an equity-classified award.

Fiscal Year 2020 Galvanize TRIP

During fiscal year 2020, the Company granted to the executive team of Galvanize a target level of $12.3 million under a Transaction Related Incentive Plan (“TRIP”) which is tied to the achievement of certain revenue and EBITDA targets of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche #2”), both of which are expected to vest after achievement is certified in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively, for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In January 2022, the Company determined that the metrics for calendar year 2021 were not met and Tranche #1

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

was forfeited. In January 2023, the Company determined that the metrics for calendar year 2022 were not met and Tranche #2 was also forfeited. The TRIP is a liability-classified award.

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

Summary of All Performance Share Units

As of December 31, 2022, there was $7.7 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 2.2 years. During the three months ended December 31, 2022 and 2021, the Company recognized $1.0 million and ($3.6) million, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2022 and 2021, the expense was $1.9 million and $(0.6) million, respectively. Included in the stock-based compensation expense above, for the three months ended December 31, 2022 and 2021 is $0.3 million and $0.3 million, respectively, and for the six months ended December 31, 2022 and 2021 is $0.6 million and $0.7 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the condensed consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the six months ended December 31, 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	69,117	$24.27
Granted	19,614	33.03
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2022	88,731	$26.20

Summary of All Deferred Stock Units

As of December 31, 2022, there was $0.6 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.6 years. During the three months ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs. During the six months ended December 31, 2022 and 2021, the expense was $0.2 million and $0.2 million, respectively.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party as an executive officer of the Company serves on its Board of Directors. For the three months ended December 31, 2022 and 2021, contributions made by the Company to Future of School were zero and $0.2 million, respectively, and zero and $0.8 million, respectively, for the six months ended December 31, 2022 and 2021. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. The amounts shown for the three and six months ended December 31, 2022 and 2021 reduced the remaining balance and as of December 31, 2022, $2.5 million remains outstanding as related to the fiscal year 2021 accrual.

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

Securities Litigation

On November 19 and December 11, 2020, respectively, two putative securities class action lawsuits captioned Yun Chau Lee v. K12 Inc., et al, Case No. 1:20-cv-01419 (the “Lee Case”), and Jennifer Baig v. K12 Inc., et al, Case No. 1:20-cv-01528 (the “Baig Case”) were filed against the Company and two of its former officers in the United States District Court for the Eastern District of Virginia, purportedly on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between April 27, 2020 and September 18, 2020. On February 17, 2021, the District Court consolidated the Lee Case and the Baig Case under the caption In re K12 Inc. Securities Litigation, Case No. 1:20-cv-01419 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff. The lead plaintiff filed a consolidated amended complaint on April 5, 2021, alleging violations by the Company and the individual defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated under the Exchange Act, and violations by the individual defendants of Section 20(a) of the Exchange Act. The complaint alleged, among other things, that the Company and the individual defendants made false or misleading statements and/or omitted to disclose material facts concerning the Company’s technological capabilities and expertise to support increased demand for virtual and blended education related to the global emergence of COVID-19, its cybersecurity protocols and protections, and its administrative support and training to teachers, students, and parents. The complaint sought unspecified monetary damages and other relief. The Company filed a motion to dismiss the complaint in its entirety on May 20, 2021, which the District Court granted, without prejudice, on September 16, 2021. The plaintiffs did not file a second amended complaint, but appealed the District Court’s dismissal decision to the United States Court of Appeals for the Fourth Circuit on December 1, 2021. On November 22, 2022, the Fourth Circuit issued a published opinion affirming the District Court’s decision and upholding the dismissal of the case.

On December 21, 2020 and April 30, 2021, respectively, related derivative lawsuits captioned Larry Shemen, et al v. Aida M. Alvarez, et al, Case No. 1:20-cv-01731 (the “Shemen Case”), and Wajid Ahmed v. Aida M. Alvarez, et al, Case No. 1:21-cv-00618 (the “Ahmed Case) were filed by three of the Company’s shareholders in the United States District Court for the District of Delaware. The plaintiffs purported to assert claims on the Company’s behalf against certain of its officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and for violation of Sections 14(a) and 20(a) of the Exchange Act, based on substantially the same facts alleged in the Consolidated Securities Class Action. By stipulation of the parties on May 14, 2021, the Court consolidated the Shemen Case and the Ahmed Case under the caption In re Stride Inc. Derivative Litigation, Case No. 20-01731 (the “Consolidated Derivative Action”), designated as operative the complaint filed in the Ahmed Case, and stayed all proceedings pending final resolution of the Consolidated Securities Class Action. On December 29, 2022, upon stipulation of the parties, the Court approved the voluntary dismissal of the plaintiffs’ claims, without prejudice, in light of the dismissal of the Consolidated Securities Class Action.

STRIDE, INC.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company provided guarantees of approximately $0.3 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Acquisitions and Investments

Investments in Limited Partnerships

The Company invested in three early stage funds focused on career education with a total commitment of $15.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. and New Markets Education Partners III, L.P. (collectively, “New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of December 31, 2022, the Company has contributed an aggregate $10.4 million to these funds: $3.2 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $7.2 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

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

On July 8, 2022, the Company purchased the assets of Tallo in exchange for $1.0 million, plus $0.4 million in working capital.  As part of the closing of the transaction, the promissory note was cancelled and the convertible note was converted into additional equity. That additional equity and previously held equity interests were cancelled, and combined with the cash, resulted in a purchase price of $7.3 million. The acquisition of Tallo further expands the Company’s ability to match students to internships, jobs, and scholarships with colleges and companies looking for talent. The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of July 8, 2022, the acquisition date. The allocation of the purchase price resulted in goodwill of $5.7 million and intangible assets of $1.3 million, both of which are deductible for income tax purposes. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets primarily consist of customer relationships which will be amortized over 10 years. During the second quarter of fiscal year 2023, the Company made an adjustment to the allocation of the purchase price resulting in an increase of goodwill from $5.2 million to $5.7 million.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2022	2021

	(In thousands)
Cash paid for interest	$3,328	$3,286
Cash paid for taxes	$22,434	$13,099

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$385	—
Right-of-use assets obtained in exchange for new finance lease liabilities	25,212	20,881

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$215	$143
Stock-based compensation expense capitalized on curriculum development	44	57
Non-cash purchase price related to business combinations	5,861	1,145

Business combinations:
Acquired assets	$1,132	$464
Intangible assets	1,309	2,157
Goodwill	5,655	568
Assumed liabilities	(385)	(42)
Deferred revenue	(441)	(1,084)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2022.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the six months ended December 31, 2022, revenues increased to $883.6 million from $809.7 million in the prior year, an increase of 9.1%. Over the same period, operating income decreased to $39.4 million from $49.9 million in the prior year, a decrease of 21.0%. The decrease in operating income was driven by increases in selling, general, and administrative expenses; partially offset by increases in revenue. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the six months ended December 31, 2022 were 176.6 thousand, a decrease of 11.4 thousand, or 6.1%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. Critical accounting policies and estimates are disclosed in our Annual Report. There have been no significant updates to our critical accounting estimates disclosed in our Annual Report.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		2022 / 2021		December 31,		2022 / 2021
	2022	2021	Change	Change %	2022	2021	Change	Change %

	(In thousands, except percentages)

General Education (1)	111.2	145.6	(34.4)	(23.6%)	111.5	146.1	(34.6)	(23.7)%
Career Learning (1) (2)	66.3	41.9	24.4	58.2%	65.1	41.9	23.2	55.4%
Total Enrollment	177.5	187.5	(10.0)	(5.3%)	176.6	188.0	(11.4)	(6.1%)

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2022 for the first quarter of fiscal year 2023 and September 30, 2021 for the first quarter of fiscal year 2022.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		Change 2022 / 2021		December 31,		Change 2022 / 2021
	2022	2021	$	%	2022	2021	$	%

	(In thousands, except percentages)

General Education	$274,764	$313,241	$(38,477)	(12.3%)	$546,422	$619,582	$(73,160)	(11.8%)
Career Learning
Middle - High School	153,795	75,287	78,508	104.3%	279,330	146,699	132,631	90.4%
Adult	29,876	20,979	8,897	42.4%	57,833	43,452	14,381	33.1%
Total Career Learning	183,671	96,266	87,405	90.8%	337,163	190,151	147,012	77.3%
Total Revenues	$458,435	$409,507	$48,928	11.9%	$883,585	$809,733	$73,852	9.1%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021

	(Dollars in thousands)
Revenues	$458,435	100.0%	$409,507	100.0%	$883,585	100.0%	$809,733	100.0%
Instructional costs and services	288,347	62.9	261,950	64.0	583,848	66.1	535,774	66.2
Gross margin	170,088	37.1	147,557	36.0	299,737	33.9	273,959	33.8
Selling, general, and administrative expenses	102,015	22.3	90,642	22.1	260,383	29.5	224,021	27.7
Income from operations	68,073	14.8	56,915	13.9	39,354	4.5	49,938	6.2
Interest expense, net	(2,082)	(0.5)	(1,875)	(0.5)	(4,128)	(0.5)	(3,868)	(0.5)
Other income, net	3,970	0.9	3,884	0.9	5,007	0.6	3,795	0.5
Income before income taxes and loss from equity method investments	69,961	15.3	58,924	14.4	40,233	4.6	49,865	6.2
Income tax expense	(18,860)	(4.1)	(15,928)	(3.9)	(11,353)	(1.3)	(13,035)	(1.6)
Loss from equity method investments	(396)	(0.1)	(992)	(0.2)	(847)	(0.1)	(709)	(0.1)
Net income attributable to common stockholders	$50,705	11.1%	$42,004	10.3%	$28,033	3.2%	$36,121	4.5%

Comparison of the Three Months Ended December 31, 2022 and 2021

Revenues.  Our revenues for the three months ended December 31, 2022 were $458.4 million, representing an increase of $48.9 million, or 11.9%, from $409.5 million for the same period in the prior year. General Education revenues decreased $38.5 million, or 12.3%, year over year. The decrease in General Education revenues was primarily due to the 23.6% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $87.4 million, or 90.8%, primarily due to a 58.2% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended December 31, 2022 were $288.3 million, representing an increase of $26.3 million, or 10.0%, from $262.0 million for the same period in the prior year. This increase in expense was due to the timing of hiring of personnel and salary increases. Instructional costs and services expenses were 62.9% of revenues during the three months ended December 31, 2022, a decrease from 64.0% for the three months ended December 31, 2021.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended December 31, 2022 were $102.0 million, representing an increase of $11.4 million, or 12.6% from $90.6 million for the same period in the prior year. The increase was primarily due to an increase of $10.3 million in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 22.3% of revenues during the three months ended December 31, 2022, an increase from 22.1% for the three months ended December 31, 2021.

Income tax expense.  Income tax expense was $18.9 million for the three months ended December 31, 2022, or 27.1% of income before income taxes, as compared to an expense of $15.9 million, or 27.5% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended December 31, 2022 was primarily due to the impact of non-deductible compensation.

Comparison of the Six Months Ended December 31, 2022 and 2021

Revenues.  Our revenues for the six months ended December 31, 2022 were $883.6 million, representing an increase of $73.9 million, or 9.1%, from $809.7 million for the same period in the prior year. General Education revenues decreased $73.2 million, or 11.8%, year over year. The decrease in General Education revenues was primarily due to the 23.7% decrease in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $147.0 million, or 77.3%, primarily due to a 55.4% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the six months ended December 31, 2022 were $583.8 million, representing an increase of $48.0 million, or 9.0%, from $535.8 million for the same period in the prior year. This increase in expense was due to the timing of hiring of personnel and salary increases. Instructional costs and services expenses were 66.1% of revenues during the six months ended December 31, 2022, a decrease from 66.2% for the six months ended December 31, 2021.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the six months ended December 31, 2022 were $260.4 million, representing an increase of $36.4 million, or 16.3% from $224.0 million for the same period in the prior year. The increase was primarily due to an increase of $24.6 million in professional services and marketing expenses and $14.4 million increase in personnel and related benefit costs, including stock-based compensation, partially offset by a decrease of $2.0 million in operating lease expense.  Selling, general, and administrative expenses were 29.5% of revenues during the six months ended December 31, 2022, an increase from 27.7% for the six months ended December 31, 2021.

Income tax expense.  Income tax expense was $11.4 million for the six months ended December 31, 2022, or 28.8% of income before income taxes, as compared to an expense of $13.0 million, or 26.5% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the six months ended December 31, 2022 was primarily due to the reserve related to the capital losses that resulted from the Tallo transaction.

Liquidity and Capital Resources

As of December 31, 2022, we had net working capital, or current assets minus current liabilities, of $679.6 million. Our working capital includes cash and cash equivalents of $318.3 million and accounts receivable of $442.2 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2022.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2022, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of December 31, 2022, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2022 and June 30, 2022, the finance lease liability was $73.3 million and $66.3 million, respectively, with lease interest rates ranging from 1.52% to 5.83%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36 month payment terms, fixed rates ranging from 1.52% to 5.83%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

We entered into an agreement with CSI Leasing in August 2022 to provide financing for our leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, at varying rates. We did not enter into any individual leases under the agreement through December 31, 2022.

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

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2022 was $21.2 million compared to net cash used in operating activities of $11.7 million for the six months ended December 31, 2021. The increase of $32.9 million was primarily due to improved collections of accounts receivable during the six months ended December 31, 2022, as compared to the prior year.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2022 was $55.0 million compared to $59.7 million for the six months ended December 31, 2021, a decrease of $4.7 million. The decrease was primarily due to lower net purchases of marketable securities of $12.3 million, partially offset by $5.2 million in proceeds related to the sale of a minority investment during the six months ended December 31, 2021 and an increase in capital expenditures year over year of $4.2 million.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2022 was $37.3 million compared to $57.8 million during the six months ended December 31, 2021, a decrease of $20.5 million. The decrease was primarily due to a decrease in the repurchase of restricted stock for income tax withholding of $25.1 million and a $7.9 million payment of deferred purchase consideration in fiscal year 2022, partially offset by a payment of contingent consideration of $7.0 million and an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $5.2 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of December 31, 2022 and June 30, 2022, we had cash and cash equivalents totaling $318.3 million and $389.4 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At December 31, 2022, a 1% gross increase in interest rates for our variable-interest instruments would result in a $3.2 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At December 31, 2022, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our

Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

10.1	Form of Performance Share Unit Agreement under the 2016 Equity Incentive Award Plan
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: January 25, 2023