Form 10-K
period 2023-06-30
Stride, Inc.
filed 2023-08-16
CIK 1157408

tec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2022 was $798,629,000. Aggregate market value excludes an aggregate of approximately 17,565,221 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of August 11, 2023 was 42,992,835.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2023, are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the Career Learning business;
●	entry of new competitors with superior technologies and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;

●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems and third-party cloud systems and facilities, resulting from cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data; and
●	failure to prevent or mitigate a cybersecurity incident that affects our systems.

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

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. Through our Career Learning programs, we offer middle and high school students content pathways that include job-ready skills and work experiences and, for high school students, that can lead toward an industry certification and/or college credits. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. Through our Adult Learning brands, we also offer in-person and remote immersive programs and self-paced, structured online Career Learning programs to adult learners in software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

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

Our History

We were founded in 2000 to utilize advances in technology to provide children with access to a high quality education regardless of their geographic location or socioeconomic background. Given the geographic flexibility of technology based education, we believed we could help address the growing concerns regarding the regionalized disparity in the quality and breadth of available curriculum and instruction, both in the United States and abroad. The convergence of these factors and rapid advances in Internet networks created the opportunity to make a significant impact by deploying online learning software and systems on a flexible, online platform.

In September 2001, we introduced our kindergarten through 2nd grade offering in Pennsylvania and Colorado, serving approximately 900 students in the two states combined. We subsequently added new grades and new schools in additional states. We also launched blended public schools that combine face to face time in the classroom with online instruction and opened an online private school to reach students worldwide. For the 2022-2023 school year, we provided our school-as-a-service offering to 87 schools in 31 states and the District of Columbia in the General Education market, and 52 schools or programs in 27 states and the District of Columbia in the Career Learning market.  We also serve schools in 48 states and the District of Columbia through our Learning Solutions sales channel.

In 2020, we acquired three adult learning companies, Galvanize, Tech Elevator, and MedCerts to enter into and expand the Company’s offerings. These Adult Learning brands deliver a mix of in-person and remote training in software engineering and allied healthcare to consumers and enterprises.

Our Market

The U.S. market for K-12 education is large and virtual and blended learning has gained broader awareness and acceptance following the COVID-19 pandemic. For example:

●	According to a May 2023 report of the National Education Policy Center (“NEPC”) entitled “Virtual Schools in the U.S. 2023,” in 2021-22, 1,093 full-time virtual schools enrolled 566,344 students, and 332 blended schools enrolled 106,219 students. The NEPC report further states thirty-five states had full-time virtual schools.
●	A January 2023 survey by the National School Choice Awareness Foundation, found that 53.7% of parents had considered, searched for, or chosen a new or different school or learning environment for their school-aged child within the past year. Of those who were considering switching, 20.8% of parents visited, inquired about, or researched full-time online school.
●	In 2022, the National Home Education Research Institute estimated that there were approximately 3.1 million home-educated students in the United States during School Year 2021-2022. Prior to the COVID-19 pandemic, the number of students was 2.5 million, and estimates showed home-educated student enrollments growing by 2% per year since 2016.
●	September 2022 data from the Bureau of Labor Statistics estimates that demand for occupations that require nondegree postsecondary education will grow 6.7% by 2031, a faster rate than overall employment.

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

We anticipate that full time online public schools will meet the needs of a small percentage of the overall United States K-12 student population, but that segment will still represent a large and growing opportunity for us in absolute terms. Across our educational programs, learners come from a broad range of social, economic and academic backgrounds. Examples of students for whom our full-time virtual or blended solutions may fit include, but are not limited to, families with: (i) students seeking to learn in a way that better accommodates their individual needs; (ii) safety, social and health concerns about their local school, including students who are being bullied or are subjected to discrimination; (iii) students with disabilities who are seeking alternatives to traditional classrooms; (iv) students for whom the local public school is not meeting their needs; (v) students who seek or need greater flexibility than other alternatives, such as student athletes and performers who are not able to attend regularly scheduled classes; (vi) college bound students who want to bolster their college readiness and application appeal by taking additional Advanced Placement (“AP”), honors and/or elective courses; (vii) students seeking career and technical skills; (viii) high school dropouts who have decided to reenroll in school to earn a diploma; and (ix) students of military families who desire high-quality, consistent education as they relocate to new locations. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals.

Although the COVID-19 pandemic changed the awareness and acceptance of virtual and blended learning, we continue to expect most students in the United States will be educated in traditional school buildings and classrooms. However, we believe that certain student segments will benefit from the availability to choose an online public education (including blended learning models), and that states and districts will seek to incorporate virtual and blended solutions into their school-based programs. Our school-as-a-service offering offers a full service, integrated program, and a complete solution for districts and schools that desire a comprehensive option. For public school customers who need less than a full-service offering, our Learning Solutions sales channel provides online curriculum and services on a solution oriented, customized basis. We continue to invest significant resources, organically and through licensing or acquisitions, in developing product offerings that afford us the flexibility to serve different types of customers with varying value propositions and price points that are adaptable to an institution’s and individuals’ capabilities and needs. These investments are intended to expand our current assets into markets that have appeal to today’s education consumers.  Moreover, we have pursued, and will continue to pursue, selected markets outside the United States where we believe our products and services can address local foreign market needs.

We believe the growth in careers requiring non-degree post-secondary awards will drive more adult learners to seek training solutions that lead to credentials or certifications. It is anticipated that these learners will seek lower cost, more accessible training solutions that prepare them for the workforce in less time than traditional post-secondary degree programs. Our adult learning solutions provide these types of learners with content, instruction, and career placement services to help them achieve their career goals.  Additionally, according to the Society for Human Resource Management, recruiting and hiring remains one of the top challenges for companies. To address this challenge, companies are beginning to cover the cost of training for entry-level positions as well as increasing budgets for upskilling and reskilling of their existing workforce. Stride’s adult learning solutions address these employer needs by providing training and job placement and recruitment services. We anticipate that this market will continue to grow as more employers recognize the benefits of retaining existing talent rather than sourcing new talent.

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

Career Learning

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business.  We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy.  A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school.

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

The majority of our revenue is derived from these school-as-a-service agreements with the governing authorities of the public schools we serve. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system for online learning, and, in certain cases, student computers, we also offer these schools a variety of administrative support, technology and academic support services. Full time virtual and blended school students access online lessons over the internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face to face. In either case, for parents who believe their child is not thriving in their current school or for students and families who require time or location flexibility in their schooling, virtual and blended public schools can provide a compelling choice. Students attending many of these schools are also provided the opportunity to participate in a wide variety of school activities, including field trips, service-learning opportunities, honor societies, and clubs. In addition to school level activities, we sponsor a wide variety of extracurricular activities on a national basis, such as clubs, contests and college and career planning sessions.

In addition to our full time virtual programs, we offer a variety of support services and sell our products to blended schools, which are schools that combine online and face to face instruction for students in a variety of ways with varying amounts of time spent by students in a physical learning center. In contrast to a typical brick and mortar public school, blended schools can provide a greater selection of available courses, increased opportunities for self-paced, individualized instruction and greater scheduling flexibility.  These blended programs bring students and teachers physically together more often than a purely online program. In some blended schools we support, students attend a learning center on a part time basis, where they receive face to face instruction, in addition to their online virtual curriculum and instruction.

Learning Solutions

Our Learning Solutions sales channel distributes our software and services to schools and school districts across the U.S.  Over the past few years, both as a result of the COVID-19 pandemic and continuing trends toward digital solutions, public schools and school districts have been increasingly adopting online solutions to augment teaching practices, launch new learning models, cost effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses. Additionally, districts are seeking support for implementations that blend virtual and in-person instruction.

To address the growing need for digital solutions and the emerging need for comprehensive virtual solutions, our Learning Solutions team provides curriculum and technology solutions, packaged in a portfolio of flexible learning and delivery models mapped to specific student and/or district needs. This portfolio approach provides a continuum of delivery models, from full time programs to individual course sales and supplemental options that can be used in traditional classrooms to differentiate instruction. Our Learning Solutions team strives to partner with public schools and school districts, primarily in the U.S., to provide more options and better tools to empower teachers to improve student achievement through personalized learning in traditional, blended and online learning environments and to provide comprehensive support for teachers and administrators to deliver effective virtual and blended instructions.

Private Programs

We also operate tuition-based private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These programs address students and families in the states in which we do not offer a free public option, as well as students looking for additional flexibility. Additionally, many families can use education savings accounts, tax credits and vouchers to attend these schools for low or no cost. We also pursue international opportunities where we believe there is significant demand for quality online education. Our international students are typically from expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. In addition, we have entered into agreements that enable us to distribute our products and services to our international and domestic school partners who use our courses to provide broad elective offerings and dual diploma programs.

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

Adult Learning

We offer adult learning training programs through Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and healthcare sectors. We offer in-

person and remote immersive full-time software engineering programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences.  MedCerts provides self-paced, fully online structured training programs that lead to certifications in the healthcare field. These brands also work directly with enterprises to create customized, tailored education plans to help companies train, upskill, and reskill their employees.

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

Improve Student Retention in Our School-as-a-Service Offerings. To ensure the best outcomes for students, we have partnered with the school boards we serve to make a concerted effort to enroll and retain students who are truly engaged and ready to learn. Research shows that students who remain in the same school setting longer generally perform better academically, and retention is especially challenging with virtual and blended schools because families have the option of enrolling their children in a brick-and-mortar school or another virtual or blended school. Once students are enrolled, we offer programs to provide early intervention and focused engagement and retention strategies, which strive to help students stay on track, improve engagement and, ultimately, give students a better chance at academic success.

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

Curriculum and Content

Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state-customized versions of those courses, electives, and instructional supports. We have built core courses with the guidance and recommendations of leading educational organizations at the national and state levels. State standards continue to evolve, and we invest in our curriculum to meet these changing requirements. Additionally, through our Galvanize, Tech Elevator and MedCerts brands, we have high-quality, engaging, online coursework and content in information technology and healthcare.

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

We share the view taken by many states that assessing a student by his or her learning growth is a more accurate indicator of school and student performance than attaining a static proficiency score. This approach is now reflected in the ESSA as well. All of our school-as-a-service offerings administer state or nationally recognized assessments to measure student achievement and growth during the school year, to prepare students for state assessments and to guide instruction. To ensure all schools are utilizing best practices learned from other successful school clients and from other high performing schools across the country, we have developed an academic framework that addresses teacher preparation, delivery of instruction, and student assessment. Effective instruction is informed by and evaluated based on student level data. As part of the academic framework, schools implement plans to collect student level data throughout the year through the use of norm-referenced growth measures at least three times per year, along with strategically placed formative interims, benchmarks, and summative assessments.

In addition to the complexities involved in measuring academic performance of students, we believe that the virtual and blended public schools we serve face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under credited, high student mobility, lack of control over the student learning environment and higher than average percentages of students eligible for free or reduced price lunch in many states. With rare exceptions, the data shows that students identified as eligible for free lunch had lower percentages at or above proficiency levels than students eligible for reduced price lunch, and both groups usually underperformed students identified as not eligible for subsidized meals. In addition, for decades, educational research has shown that persistence—remaining and proceeding at pace in the same school setting—can benefit academic performance, while mobility—moving from one school setting to another—can have a destabilizing influence, causing students to struggle and lapse in academic performance.

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

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools and school districts, including those with a career orientation. These companies include Pearson PLC (Connections Academy), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, and state administered online programs, among others. We also face competition from digital and print curriculum developers. The digital curriculum providers include Curriculum Associates, Imagine Learning LLC, Edmentum Inc., Dreambox Learning, Inc., and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and Renaissance Learning, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Spring Education Group) and Penn Foster Inc. for online private pay school students. Additionally, our Adult Learning offerings compete with other in-person and remote immersive programs and self-paced online training programs. These include General Assembly (a subsidiary of Adecco), Bloom Institute of Technology, Carrus, Inc., and Education to Go (a subsidiary of Cengage Learning), among others.

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

Operations

Over our more than 20 years of operation, we believe that we have gained significant experience in the sourcing, assembly and delivery of school supplies and materials. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into a personalized order to fulfill the corresponding learning kits to ship to each student. As a result, we believe we have an end-to-end warehousing and fulfillment operation that will cost-effectively scale as the business grows in scope and complexity.

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

We own copyrights related to the lessons contained in the courses that comprise our proprietary curriculum. We also have obtained federal, state and foreign registrations for numerous trademarks that are related to our offerings, and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks.

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

Human Capital Resources

As of June 30, 2023, we had approximately 7,800 employees, including approximately 4,400 teachers. Substantially all of these employees are located in the United States. In addition, there are approximately 3,400 teachers  who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain schools we serve employ unionized teachers. We believe that our employee relations are good.

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

●	50% of our Board is comprised of minorities and 30% are women.
●	65% of our executive leadership team is comprised of minorities and women.
●	81% of our full-time employees are women.
●	For direct education-related roles, largely the K-12 teacher population, employee demographics mirror national averages for these positions.

We continue to recognize opportunities to improve our gender equity and minority representation. Various efforts are underway to create a more diverse workforce that supports our learner community, including robust professional, managerial, and leadership development programs. In addition, we offer customized training for teams, as well as training that focuses on diversity and inclusion topics, including unconscious bias training for all employees.

Corporate Information

Our website address is www.stridelearning.com.

Available Information

We make available, free of charge through the Investors section of our website (www.stridelearning.com), our annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), promptly after they are electronically filed with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our earnings conference calls are web cast live via the Investors section of our website. Information contained on our website is expressly not incorporated by reference into this Annual Report.

Regulation

We and the virtual and blended public schools that we serve are subject to regulation by and laws of each of the states in which we operate. The state laws and regulations that impact our business are primarily those that authorize or restrict our ability to operate these schools, the applicable funding mechanisms for the schools and the increasing number of states with their own, unique privacy laws. To the extent these schools receive federal funds, such as through a grant program or financial support dedicated for the education of low income families, these schools also become subject to additional federal regulation.

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

States have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which a virtual or blended public school may be required to comply. There are also numerous laws pertaining to employee salaries and benefits, statewide teacher retirement systems, workers’ compensation, unemployment benefits and matters related to employment agreements and procedures for termination of school employees. State labor laws applicable to public-sector employees and their rights to organize may also apply to virtual charter schools, such as teachers they employ. A virtual or blended public school must also comply with requirements for performing criminal background checks on school staff, reporting criminal activity by school staff and reporting suspected child abuse.  An increasing number of states are also enacting more general laws about personal information that apply regardless of whether the individual is a student.

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

Federal Laws Applicable to Virtual Public Schools and Blended Schools

Five primary federal laws are directly applicable to the day-to-day provision of educational services we provide to virtual and blended public schools:

Every Student Succeeds Act (“ESSA”). Under the ESSA, the states have the discretion to develop and design their own accountability systems within a broad federal framework. In addition, states have been given the authority to adopt different types of annual accountability plans for school performance, including proficiency and growth standards for all students and subgroups. The ESSA makes clear that the U.S. Department of Education has a limited role to impose federal mandates, direction or control over the authority given to the states.  Notwithstanding these federal limitations, states are still required under ESSA to test students in reading or language arts and math annually in grades 3-8 and once in grades 10-12, and in science once in each of the following grade spans: 3-5, 6-9 and 10-12. All states have plans approved by the U.S. Department of Education to demonstrate compliance with ESSA.

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

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial conditions, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depends on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	Any failure to comply with applicable laws or regulations, the enactment of new laws or regulations, poor academic performance or misconduct by us or operators of other virtual public schools;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any nonpayment or nonperformance by our customers, including due to actions taken by the independent governing authorities of our customers;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Any failure to enroll or re-enroll a significant number of students by the schools we serve;
●	The enrollment data we present may not fully capture trends in our business performance;
●	Our marketing efforts may not be effective and changes in our marketing efforts and enrollment activities could lead to declines in enrollment;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet state accountability testing standards and achieve parent and student satisfaction;
●	Compliance with curriculum standards and assessments for individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;
●	Negative impacts caused by the actions of activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;

●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;
●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide ERP and other systems;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer facing services, systems, and platforms;
●	Any failure to prevent or mitigate a cybersecurity incident affecting our systems, or any significant interruption in the operation of our data centers;
●	Our reliance on the Internet to enroll students and to deliver our products and services;
●	Failure to comply with data privacy regulations;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Our ability to keep pace with changes in our industry and advancements in technology;
●	Our ability to attract and retain key executives and skilled employees;
●	Our ability to obtain additional capital in the future on acceptable terms; and
●	The possibility that a material misstatement of our annual or interim financial statements, resulting from a material weakness in our internal control over financial reporting, would not be prevented or detected on a timely basis.

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

The political process and potential variability in general economic conditions, including due to possible pandemics, rising inflation and geo-political instability, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geo-political instability, possible pandemics and the potential for local and/or global economic recession, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. For example, due to the budgetary problems arising from the 2008 recession, many states reduced per pupil funding for public education affecting many of the public schools we serve, including even abrupt midyear cuts in certain states, which in some cases were retroactively applied to the start of the school year as a result of formulaic adjustments. In addition, as we enter into service and product agreements with multiple schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. For example, we have agreements with 13 schools in California and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.
●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved, which could hinder our ability to implement our growth strategies and conduct our business. For example, in

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2023, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreements for these schools are with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

In fiscal year 2023, we had contracts for our school-as-a-service offerings for 87 schools in 31 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students, or we fail to enroll a significant number of students in the Career Learning programs for adult learners, our business, financial condition and results of operations will be adversely affected.

A majority of our revenues are a direct function of how many students are enrolled in our school-as-a-service offerings, the number of school districts and students who subscribe to such district programs, and the enrollments in our international and private schools.

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

The independent boards or similar governing bodies may shift their priorities or incur new obligations, which may have financial consequences on our customers. If our customers were to cause or be subjected to situations that lead to a weakened financial condition, dispute our invoices, withhold payments, or file for bankruptcy, we could experience difficulty and prolonged delays in collecting receivables, if at all. Any nonpayment or nonperformance by our customers could adversely affect our business, financial condition, results of operations and cash flows. For example, in fiscal year 2017, as the Agora Cyber Charter School continued to operate as a self-managed charter school, it delayed its payments to us and our accounts receivable from the school have grown significantly, resulting in a revised payment schedule agreement, which accompanied a contract extension.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2023, we served 87 virtual public schools and blended schools in 31 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

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

We use complex IT systems and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks, ransomware, as well as software related bugs, misconfigurations or other vulnerabilities), e-commerce and enterprise resource planning system implementation and upgrades. From time to time we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties.

The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various hardware, software, infrastructure, online sites and connected networks (hereinafter, "IT Systems"), including those of third parties.  In addition, as part of our business, we collect, use, process, transmit, host and store information, including personal data related to employees, customers, students, and parents, as well as proprietary business data and other sensitive information (collectively, "Confidential Information"). The confidentiality, integrity and availability of our IT Systems and Confidential Information is at risk of being compromised, whether through malicious activity (including social engineering) by internal or external actors, or through human or technological errors that result from negligence or software “bugs” or other vulnerabilities.  Although we dedicate personnel and resources toward protecting against cybersecurity risks and threats, our efforts may fail to prevent a security incident.

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

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and critical third parties may be unable to anticipate, contain, investigate or recover from future attacks or incidents in a timely or effective manner.  In addition, remote and hybrid working arrangements that started during the COVID-19 pandemic may continue in the future, which presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities present in many non-corporate networks.

Any security incident that results in Confidential Information, including personal information, being stolen, accessed, used or modified without authorization, or that otherwise disrupts or negatively impacts our operations or IT Systems, could harm our reputation, lead to customer attrition, and expose us to regulatory investigations, enforcement actions or litigation, including class actions. We may also be required to expend significant capital and other resources in response to a security incident, including notification under data privacy laws and regulations, and incur expenses related to investigating and containing the incident, restoring lost or corrupted data, and remediating our IT Systems.  Monetary damages, regulatory fines or penalties and other costs or losses, as well as injunctive remedies that require changes to our business model or practices, could be significant and may exceed insurance policy limits or may not be covered by our insurance at all.  In addition, a security incident could require that we expend substantial additional resources related to the security of our IT Systems, diverting resources from other projects and disrupting our businesses.

We rely on the Internet to enroll students and to deliver our products and services and to market ourselves and schools that contract with us, all of which exposes us to a growing number of legal risks and increasing regulation.

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

Any perceived or actual unauthorized access, disclosure of personally identifiable information, whether through breach of our network or a vendor’s network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract and retain our customers, or subject us to claims or litigation arising from damages suffered by individuals. Failure to adequately protect personally identifiable information could potentially lead to penalties, significant remediation costs, reputational damage, the cancellation of existing contracts and difficulty in competing for future business. In addition, we could incur significant costs in complying with relevant laws and regulations regarding the unauthorized disclosure of personal information, which may be affected by any changes to data privacy legislation at both the federal and state levels. Because we serve students residing in foreign countries, we may be subject to privacy laws of other countries and regions, such as the GDPR. In addition to the possibility of penalties, remediation costs and reputational damage, the cost of compliance with foreign laws may outweigh revenue from those countries to such an extent that we may discontinue or restrict our offerings to certain countries.

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

We have migrated the applications that form the basis of our products to Amazon Web Services (AWS) and Microsoft Azure.  Amazon and Microsoft are global leaders in the cloud services industry and provide world class data centers and capabilities. However, our reliance on these vendors exposes us to risks outside of our control.

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

As changes in our industry occur or macroeconomic conditions fluctuate, including due to changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geopolitical instability, artificial intelligence and machine learning, pandemics and the potential for local and/or global economic recession, we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We also make investments in existing or new businesses, including investments in technology and expansion of our business lines. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the ubiquitous use of tablets for public school applications, artificial intelligence and machine learning, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

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

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures will be limited. In addition, economic conditions, including current and future business disruptions and debt and equity market volatility caused by changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geopolitical instability, possible pandemics and the potential for local and/or global economic recession may impact our ability to raise funds on acceptable terms.

Moreover, the Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits.  Market conditions can impact the viability of these institutions.  In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all.  Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting, which could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements as of and for the year ended June 30, 2023, we have concluded that there is a material weakness relating to our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Solely as a result of this material weakness, management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2023.

As described in Part II, Item 9A, “Controls and Procedures,” we have begun, and are currently in the process of, remediating the material weakness. However, the measures we have taken and expect to take to improve our internal controls may not be sufficient to address the issue, and we may need to take additional measures to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements.

If we fail to establish and maintain adequate internal control over financial reporting, including any failure to implement remediation measures and enhancements for internal controls, or if we experience difficulties in their implementation, our business, financial condition and results of operations could be adversely affected. Further, any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 23,000 square feet of office space in Reston, Virginia. The facility is under a lease that expires in July 2033. In addition, we lease approximately 497,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2023 and August 2030.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of August 11, 2023, there were 388 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of 2U, Inc., Adtalem Global Education Inc., American Public Education Inc., Perdoceo Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Udemy, Inc., Pearson PLC, Strategic Education Inc., and Coursera, Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2018 and tracks it through June 30, 2023. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-18	30-Jun-19	30-Jun-20	30-Jun-21	30-Jun-22	30-Jun-23
LRN	100	175	176	202	228	225
Peer Group Index	100	104	111	114	69	55
S&P 500	100	110	120	154	143	160
Nasdaq Composite	100	110	138	177	153	178
Russell 2000	100	99	100	152	124	134

(1)	The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2023.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Estimates—a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

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

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. We provide middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte.  We also offer focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2022-2023 school year, we provided our school-as-a-service offering for 87 schools in 31 states and the District of Columbia in the General Education market, and 52 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2023, revenues increased to $1,837.4 million from $1,686.7 million in the prior year, an increase of 8.9%. Over the same period, operating income increased to $165.5 million from $156.6 million in the prior year, an increase of 5.7%. Increases in operating income were driven by revenue growth and increases in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2023 were 178.2 thousand, a decrease of 6.9 thousand, or 3.7%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from year to year.

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

Since our inception more than 20 years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone—particularly those in underserved communities—as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We reinforced our commitment in this area by launching several initiatives including initially offering scholarships to advance education and career opportunities for students in underserved communities, expanding career pathways in socially responsible law enforcement and increasing employment of teachers in underserved communities at Stride-powered schools.  We developed interactive, modular courses focused on racial equity and social justice that are being made available for free to every public school.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our learning solutions sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we served in the year ended June 30, 2023. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

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

Private Schools

Private schools are schools where tuition is paid directly by the family of the student. We receive no public funds for students in our private schools. We operate accredited private online schools at differing price points and service levels. We define an enrollment as any student enrolled in one of these schools where we provide a combination of curriculum, technology, instructional and support services inclusive of administrative support. Our revenues are derived from tuition receipts that are a function of course enrollments and program price. In some circumstances, a third-party school may elect to enroll one of its students in a Stride private school course as a supplement to the student’s regular on-campus instruction. In such cases, the third-party school may pay the Stride private school tuition. We have entered into agreements that enable us to distribute our products and services to our international and domestic school partners who use our courses to provide electives offerings and dual diploma programs.

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

Adult Learning

We offer adult learning training programs through Galvanize, Tech Elevator, and MedCerts, which provide programs that address the skills gap facing companies in the information technology and healthcare sectors. We offer in-person and remote immersive full-time software engineering programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences. These programs are offered in software engineering. MedCerts provides self-paced, fully online structured training programs that lead to certifications in the healthcare field. In many cases, Galvanize, Tech Elevator, and MedCerts work directly with a company to create a customized, tailored education plan to help the company reach its goals and train its employees according to such plan.

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

Revenues related to the products and services that we provide to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business, for students in middle school through high school and adult learners.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2022, 2021 and 2020, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.6%, 1.4%, and (0.1)%, respectively.

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

We have a valuation allowance on net deferred tax assets of $6.8 million and $6.7 million as of June 30, 2023 and 2022, respectively, for the amount that will likely not be realized.

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

The following represents our current enrollment for each of the periods indicated:

	Year Ended June 30,			2023 / 2022		2022 / 2021
	2023	2022	2021	Change	Change %	Change	Change %

	(In thousands, except percentages)

General Education (1)	112.3	143.2	156.7	(30.9)	(21.6%)	(13.5)	(8.6%)
Career Learning (1) (2)	65.9	41.9	29.6	24.0	57.3%	12.3	41.6%
Total Enrollment	178.2	185.1	186.3	(6.9)	(3.7%)	(1.2)	(0.6%)

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2022 for the first quarter of fiscal year 2023 and September 30, 2021 for the first quarter of fiscal year 2022.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

Revenue Data

Revenues are captured by market based on the underlying customer contractual agreements. Where customers purchase products and services for both General Education and Career Learning markets, we allocate revenues based on the program for which each student is enrolled. All kindergarten through fifth grade students are considered General Education students. Periodically, a middle school or high school student enrollment may change line of revenue classification.

The following represents our current revenues for each of the periods indicated:

	Year Ended June 30,			Change 2023 / 2022		Change 2022 / 2021
	2023	2022	2021	$	%	$	%

	(In thousands, except percentages)

General Education	$1,131,391	$1,273,783	$1,280,199	$(142,392)	(11.2%)	$(6,416)	(0.5%)
Career Learning
Middle - High School	586,770	321,416	200,774	265,354	82.6%	120,642	60.1%
Adult	119,197	91,467	55,787	27,730	30.3%	35,680	64.0%
Total Career Learning	705,967	412,883	256,561	293,084	71.0%	156,322	60.9%
Total Revenues	$1,837,358	$1,686,666	$1,536,760	$150,692	8.9%	$149,906	9.8%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Year Ended June 30,
	2023		2022		2021
	(In thousands, except percentages)
Revenues	$1,837,358	100.0%	$1,686,666	100.0%	$1,536,760	100.0%
Instructional costs and services	1,190,288	64.8	1,090,191	64.6	1,001,860	65.2
Gross margin	647,070	35.2	596,475	35.4	534,900	34.8
Selling, general, and administrative expenses	481,571	26.2	439,847	26.1	424,444	27.6
Income from operations	165,499	9.0	156,628	9.3	110,456	7.2
Interest expense, net	(8,404)	(0.5)	(8,277)	(0.5)	(17,979)	(1.2)
Other income (expense), net	15,452	0.8	(1,277)	(0.1)	2,829	0.2
Income before income taxes and income (loss) from equity method investments	172,547	9.4	147,074	8.7	95,306	6.2
Income tax expense	(45,346)	(2.5)	(40,088)	(2.4)	(24,539)	(1.6)
Income (loss) from equity method investments	(334)	(0.0)	144	0.0	684	0.0
Net income attributable to common stockholders	$126,867	6.9%	$107,130	6.4%	$71,451	4.6%

Comparison of the Years Ended June 30, 2023 and 2022

Revenues.  Our revenues for the year ended June 30, 2023 were $1,837.4 million, representing an increase of $150.7 million, or 8.9%, from $1,686.7 million for the year ended June 30, 2022. General Education revenues decreased $142.4 million, or 11.2%, year over year. The decrease in General Education revenues was primarily due to the 21.6% decrease in enrollments, and changes to school mix (distribution of enrollments by school). Career Learning revenues increased $293.1 million, or 71.0%, primarily due to a 57.3% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the year ended

June 30, 2023 were $1,190.3 million, representing an increase of $100.1 million, or 9.2%, from $1,090.2 million for the year ended June 30, 2022. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 64.8% of revenues during the year ended June 30, 2023, an increase from 64.6% for the year ended June 30, 2022.

Selling, general, and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2023 were $481.6 million, representing an increase of $41.8 million, or 9.5% from $439.8 million for the year ended June 30, 2022. The increase was primarily due to an increase of $31.3 million in personnel and related benefit costs and $17.4 million in professional services and marketing expenses, partially offset by a decrease of $6.5 million in bad debt expense and $1.5 million in net operating lease expense. Selling, general, and administrative expenses were 26.2% of revenues during the year ended June 30, 2023, an increase from 26.1% for the year ended June 30, 2022.

Interest income (expense), net.  Net interest expense for the year ended June 30, 2023 was $8.4 million as compared to $8.3 million in the year ended June 30, 2022. The increase in net interest expense was primarily due to an increase in interest expense related to our finance leases.

Other income (expense), net.  Other income, net for the year ended June 30, 2023 was $15.5 million as compared to other expense, net of $1.3 million in the year ended June 30, 2022. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $45.3 million for the year ended June 30, 2023, or 26.3% of income before taxes, as compared to $40.1 million, or 27.2% of income before taxes for the year ended June 30, 2022. The decrease in the effective income tax rate for the year ended June 30, 2023, as compared to the effective tax rate for the year ended June 30, 2022, was primarily due to the decrease in the amount of non-deductible compensation, which was partially offset by the decrease in excess tax benefit of stock-based compensation.

Comparison of the Years Ended June 30, 2022 and 2021

Revenues. Our revenues for the year ended June 30, 2022 were $1,686.7 million, representing an increase of $149.9 million, or 9.8%, from $1,536.8 million for the year ended June 30, 2021. General Education revenues decreased $6.4 million, or 0.5%, year over year. The decrease in General Education revenues was primarily due to the 8.6% decrease in enrollments, and changes to school mix (distribution of enrollments by school). Career Learning revenues increased $156.3 million, or 60.9%, primarily due to a 41.6% increase in enrollments, school mix, as well as from the acquisitions of MedCerts and Tech Elevator.

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

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the year ended June 30, 2022 were $439.8 million, representing an increase of $15.4 million, or 3.6%, from $424.4 million for the year ended June 30, 2021. The increase was primarily due to an increase of $9.1 million in bad debt expense resulting primarily from reserves related to our investment in Tallo, Inc., $8.7 million in licensing fees, and $8.0 million in professional services and marketing expenses, partially offset by a $7.8 million decrease in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 26.1% of revenues during the year ended June 30, 2022, a decrease from 27.6% for the year ended June 30, 2021.

Interest income (expense), net. Net interest expense for the year ended June 30, 2022 was $8.3 million as compared to $18.0 million in the year ended June 30, 2021. The decrease in net interest expense was primarily due to the adoption of ASU 2020-06 in fiscal year 2022 which resulted in the elimination of interest expense related to the debt discount of the Convertible Senior Notes.

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

Liquidity and Capital Resources

As of June 30, 2023, we had net working capital, or current assets minus current liabilities, of $756.1 million. Our working capital includes cash and cash equivalents of $410.8 million and accounts receivable of $463.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2023.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2023, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of June 30, 2023, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2023 and 2022, the finance lease liability was $56.9 million and $66.3 million, respectively, with lease interest rates ranging from 2.10% to 6.57%.

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

We entered into an agreement with CSI Leasing in August 2022 to provide financing for our leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to interest on our Notes, office facility leases, capital equipment leases and other operating leases. We expect to make future payments on existing leases from cash generated from operations. We believe that the combination of funds to be generated from operations, borrowing on our Credit Facility and net working capital on hand will be adequate to finance our ongoing operations on a short-term (the next 12 months) and long-term (beyond the next 12 months) basis. In addition, we continue to explore acquisitions, strategic investments and joint ventures related to our business that we may acquire using cash, stock, debt, contribution of assets or a combination thereof.

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2023 was $203.2 million compared to $206.9 million for the year ended June 30, 2022. The $3.7 million decrease in cash provided by operations between periods was primarily due to a decrease in working capital of $2.6 million.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2023, 2022 and 2021 was $118.2 million, $110.8 million and $165.4 million, respectively.

Net cash used in investing activities for the year ended June 30, 2023 increased $7.4 million from the year ended June 30, 2022. The increase was primarily due to higher net purchases of marketable securities of $4.2 million and an increase in capital expenditures year over year of $1.1 million.

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

Financing Activities

Net cash used in financing activities for the years ended June 30, 2023 and 2022 was $63.5 million and $93.3 million, respectively. Net cash provided by financing activities for the year ended June 30, 2021, was $204.6 million.

Net cash used in financing activities for the year ended June 30, 2023 decreased $29.8 million from the year ended June 30, 2022. The decrease was primarily due to a decrease in the repurchase of restricted stock for income tax withholding of $24.4 million and $22.9 million in deferred purchase consideration payments in fiscal year 2022, partially offset by a payment of contingent consideration of $7.0 million and an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $10.0 million.

Net cash used in financing activities for the year ended June 30, 2022 decreased $297.9 million from the year ended June 30, 2021. The decrease was primarily due to the net proceeds from the issuance of our Notes of $408.6 million, partially offset by capped call purchases related to the Notes of $60.4 million, the repayment on our Credit Facility of $100.0 million in fiscal year 2021; $22.9 million in deferred purchase consideration payments related to MedCerts and Tech Elevator in fiscal year 2022; and an increase in the repurchase of restricted stock for income tax withholding of $37.9 million.

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

Interest Rate Risk

At June 30, 2023 and 2022, we had cash and cash equivalents totaling $410.8 million and $389.4 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At June 30, 2023, a 1% gross increase in interest rates for our variable-interest instruments would result in a $4.1 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At June 30, 2023, we had no outstanding balance on our Credit Facility.

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

Board of Directors and Stockholders

Stride, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stride, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 15, 2023, expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for debt as of July 1, 2021, due to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Equity’s Own Equity (Subtopic 815-40).

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

Revenues from Funding-based Contracts

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2023, revenues from funding-based contracts approximated $1.6 billion and contributed to both lines of revenue—General Education and Career Learning. The computation of funding-based contract revenue from state governments and/or school districts is based upon the amount of estimated funding where the public school or school district is located. Total estimated funding from all sources represents the maximum value of revenue to be recognized from funding-based contracts and is adjusted as necessary for individual school financial deficits and surpluses.

We identified management’s judgments related to revenues for certain funding-based contracts as a critical audit matter. Assumptions and inputs used to determine estimated funding includes various enrollment related data and defined funding rates. Changes to these inputs and assumptions could have a material impact on the amount of expected annual funding, and thus revenues recognized. Auditing assumptions and inputs used to determine estimated funding involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness, existence, and accuracy of enrollment data by validating the underlying student data and assumptions used as inputs through the inspection of relevant source documents including admission records, report cards, and third-party support.
●	Testing the Company’s computations of estimated funding through validation of key inputs by agreeing to publicly available information and/or state/district communications evidence.
●	Testing the mathematical accuracy of the estimated funding calculations.
●	Performing a retrospective review of funding on a school by school basis and investigating variances outside of predetermined thresholds through the inspection of relevant source documents.

/s/ BDO USA, P.A.

We have served as the Company’s auditor since 2005.

Potomac, Maryland

August 15, 2023

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$410,807	$389,398
Accounts receivable, net of allowance of $30,031 and $26,993	463,722	418,558
Inventories, net	36,716	36,003
Prepaid expenses	24,817	25,974
Other current assets	129,137	80,601
Total current assets	1,065,199	950,534
Operating lease right-of-use assets, net	69,508	85,457
Property and equipment, net	52,332	61,537
Capitalized software, net	83,465	71,800
Capitalized curriculum development costs, net	50,787	50,580
Intangible assets, net	74,771	88,669
Goodwill	246,676	241,022
Deferred tax asset	8,776	—
Deposits and other assets	109,152	93,946
Total assets	$1,760,666	$1,643,545
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$48,854	$61,997
Accrued liabilities	76,626	63,200
Accrued compensation and benefits	57,426	73,027
Deferred revenue	76,159	53,630
Current portion of finance lease liability	35,621	37,389
Current portion of operating lease liability	14,449	12,830
Total current liabilities	309,135	302,073
Long-term finance lease liability	21,278	28,888
Long-term operating lease liability	59,425	75,127
Long-term debt	413,035	411,438
Deferred tax liability	—	3,205
Other long-term liabilities	10,497	10,233
Total liabilities	813,370	830,964
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,339,048 and 48,112,664 shares issued; and 43,004,305 and 42,777,921 shares outstanding, respectively	4	4
Additional paid-in capital	695,480	687,454
Accumulated other comprehensive income (loss)	(35)	143
Retained earnings	354,329	227,462
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	947,296	812,581
Total liabilities and stockholders' equity	$1,760,666	$1,643,545

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2023	2022	2021

	(In thousands except share and per share data)
Revenues	$1,837,358	$1,686,666	$1,536,760
Instructional costs and services	1,190,288	1,090,191	1,001,860
Gross margin	647,070	596,475	534,900
Selling, general, and administrative expenses	481,571	439,847	424,444
Income from operations	165,499	156,628	110,456
Interest expense, net	(8,404)	(8,277)	(17,979)
Other income (expense), net	15,452	(1,277)	2,829
Income before income taxes and income (loss) from equity method investments	172,547	147,074	95,306
Income tax expense	(45,346)	(40,088)	(24,539)
Income (loss) from equity method investments	(334)	144	684
Net income attributable to common stockholders	$126,867	$107,130	$71,451
Net income attributable to common stockholders per share:
Basic	$3.00	$2.58	$1.78
Diluted	$2.97	$2.52	$1.71
Weighted average shares used in computing per share amounts:
Basic	42,286,392	41,451,101	40,211,016
Diluted	42,728,108	42,441,524	41,868,580

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30,
	2023	2022	2021
	(In thousands)
Net income	$126,867	$107,130	$71,451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(178)	617	(567)

Comprehensive income attributable to common stockholders	$126,689	$107,747	$70,884

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2020	46,341,627	$4	$730,761	$93	$46,953	(5,334,743)	$(102,482)	$675,329
Adjustment related to the adoption of new accounting guidance	—	—	—	—	(6,253)	—	—	(6,253)
Net income	—	—	—	—	71,451	—	—	71,451
Foreign currency translation adjustment	—	—	—	(567)	—	—	—	(567)
Stock-based compensation expense	—	—	38,927	—	—	—	—	38,927
Exercise of stock options	990,067	—	748	—	—	—	—	748
Withholding of stock options for tax withholding	(655,219)	—	(10,885)	—	—	—	—	(10,885)
Equity component of convertible senior notes, net of issuance costs and taxes	—	—	105,502	—	—	—	—	105,502
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)	—	—	—	—	(60,354)
Issuance of restricted stock awards	578,070	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(82,419)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(260,599)	—	(9,250)	—	—	—	—	(9,250)
Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648

Adjustment related to the adoption of new accounting guidance	—	—	(89,460)	—	8,181			(81,279)
Net income	—	—	—	—	107,130	—	—	107,130
Foreign currency translation adjustment	—	—	—	617	—	—	—	617
Stock-based compensation expense	—	—	19,021	—	—	—	—	19,021
Exercise of stock options	29,100	—	414	—	—	—	—	414
Vesting of performance share units, net of tax withholding	1,017,380	—	—	—	—	—	—	—
Issuance of restricted stock awards	582,273	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(160,795)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(266,821)	—	(37,970)	—	—	—	—	(37,970)
Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581

Net income	—	—	—	—	126,867	—	—	126,867
Foreign currency translation adjustment	—	—	—	(178)	—	—	—	(178)
Stock-based compensation expense	—	—	21,419	—	—	—	—	21,419
Exercise of stock options	1,350	—	20	—	—	—	—	20
Vesting of performance share units, net of tax withholding	80,004	—	—	—	—	—	—	—
Issuance of restricted stock awards	595,818	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(137,134)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(313,654)	—	(13,413)	—	—	—	—	(13,413)
Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities
Net income	$126,867	$107,130	$71,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110,358	97,914	90,077
Stock-based compensation expense	20,320	18,570	39,333
Deferred income taxes	(10,373)	1,190	2,549
Provision for credit losses	9,158	15,673	6,561
Amortization of discount and fees on debt	1,597	1,573	12,620
Noncash operating lease expense	14,728	19,810	19,567
Other	(1,966)	9,949	9,766
Changes in assets and liabilities:
Accounts receivable	(54,908)	(57,501)	(143,073)
Inventories, prepaid expenses, deposits and other current and long-term assets	(19,389)	4,798	(39,164)
Accounts payable	(11,999)	11	18,930
Accrued liabilities	24,132	7,598	15,899
Accrued compensation and benefits	(15,473)	(7,465)	32,437
Operating lease liability	(12,243)	(20,742)	(21,025)
Deferred revenue and other liabilities	22,341	8,376	18,222
Net cash provided by operating activities	203,150	206,884	134,150
Cash flows from investing activities
Purchase of property and equipment	(4,336)	(9,748)	(3,567)
Capitalized software development costs	(44,973)	(42,191)	(31,264)
Capitalized curriculum development costs	(17,239)	(15,687)	(17,432)
Sale of long-lived assets	—	—	223
Sale of other investments	60	5,261	—
Acquisition of MedCerts, LLC, net of cash acquired	—	—	(55,031)
Acquisition of Tech Elevator, Inc., net of cash acquired	—	—	(16,107)
Acquisition of assets	(1,409)	—	—
Other acquisitions, loans and investments, net of distributions	(1,652)	(3,899)	(1,723)
Proceeds from the maturity of marketable securities	91,879	40,163	—
Purchases of marketable securities	(140,570)	(84,657)	(40,542)
Net cash used in investing activities	(118,240)	(110,758)	(165,443)
Cash flows from financing activities
Repayments on finance lease obligations	(42,956)	(33,011)	(24,315)
Repayments on credit facility	—	—	(100,000)
Issuance of convertible senior notes, net of issuance costs	—	—	408,610
Purchases of capped calls in connection with convertible senior notes	—	—	(60,354)
Payments of contingent consideration	(7,024)	—	—
Payments of deferred purchase consideration	—	(22,858)	—
Proceeds from exercise of stock options	20	414	748
Withholding of stock options for tax withholding	—	—	(10,885)
Repurchase of restricted stock for income tax withholding	(13,541)	(37,855)	(9,228)
Net cash provided by (used in) financing activities	(63,501)	(93,310)	204,576
Net change in cash, cash equivalents and restricted cash	21,409	2,816	173,283
Cash, cash equivalents and restricted cash, beginning of period	389,398	386,582	213,299
Cash, cash equivalents and restricted cash, end of period	$410,807	$389,398	$386,582

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of June 30, 2021:
Cash and cash equivalents			$386,080
Other current assets (restricted cash)			502
Total cash, cash equivalents and restricted cash			$386,582

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is an education services company providing virtual and blended learning. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s technology-based products and services enable its clients to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it offers solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or à la carte.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework in math, English, science and history. Stride offers multiple career pathways supported by a diverse catalog of Career Learning courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students also have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student enrolled in a school that offers Stride’s General Education program may elect to take Career Learning courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue. A student and the associated revenue is counted as a Career Learning enrollment or Career Learning revenue only if the student is enrolled in a Career Learning program or school. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or à la carte. The Company also offers focused post-secondary career learning programs to adult learners, through Galvanize, Inc. (“Galvanize”), Tech Elevator, Inc. (“Tech Elevator”), and MedCerts, LLC (“MedCerts”). These include skills training in the software engineering, healthcare, and medical fields, as well as providing staffing and talent development services to employers. These programs are offered directly to consumers, as well as to employers and government agencies.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost and interest expense will be recognized at the coupon rate. The adoption resulted in the elimination of the debt discount (and related deferred tax liability) that had been recorded within equity. The net impact of the adjustments was recorded to the opening balance of retained earnings, as presented in the statement of stockholders’ equity. The impacts of adoption were the following: (1) increase of $110.6 million to long-term debt, (2) decrease of $89.5 million to additional paid-in capital, (3) decrease of $29.3 million to deferred tax liability, and (4) increase to retained earnings of $8.2 million.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020 04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility includes the use of alternate rates when LIBOR is not available. The Company does not expect the change from LIBOR to an alternate rate will have a material impact to the consolidated financial statements and, to the extent it enters into modifications of agreements that are impacted by the LIBOR phase-out, the Company will apply such guidance to those contract modifications.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for credit losses, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes, fair value of contingent consideration and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

●	identify the contract, or contracts, with a customer;

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to the performance obligations in the contract; and
●	recognize revenue when, or as, the Company satisfies a performance obligation.

Revenues related to the products and services that the Company provides to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology healthcare and general business, for students in middle school through high school and adult learners.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

and prior periods. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter. For the years ended June 30, 2022, 2021 and 2020, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.6%, 1.4%, and (0.1%), respectively.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2023, 2022 and 2021, the Company’s revenues included a reduction for net school operating losses at the schools of $23.8 million, $36.3 million, and $63.4 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2023, 2022 and 2021, were $503.2 million, $460.5 million and $412.1 million, respectively.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2023, 2022 and 2021, approximately 90%, 89%, and 88%, respectively, of the Company’s General Education revenues, and 99%, 99% and 98%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for years ended June 30, 2023, 2022 and 2021:

	Year Ended June 30,
	2023	2022	2021

General Education	$1,131,391	$1,273,783	$1,280,199
Career Learning
Middle - High School	586,770	321,416	200,774
Adult	119,197	91,467	55,787
Total Career Learning	705,967	412,883	256,561
Total Revenues	$1,837,358	$1,686,666	$1,536,760

Concentration of Customers

During the years ended June 30, 2023, 2022 and 2021, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	Year Ended June 30,
	2023	2022

	(In thousands)

Accounts receivable	$463,722	$418,558
Unbilled receivables (included in accounts receivable)	20,647	19,702
Deferred revenue	76,159	53,630
Deferred revenue, long-term (included in other long-term liabilities)	2,061	3,099

The difference between the opening and closing balance of the accounts receivable and unbilled receivables

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2023, 2022 and 2021, that was included in the previous July 1st deferred revenue balance was $53.1 million, $38.9 million, and $25.5 million, respectively. During the years ended June 30, 2023, 2022 and 2021, the Company recorded revenues of $26.8 million, $20.8 million and ($1.4) million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2023 was $2.1 million.

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

Sales Taxes

Sales tax collected from customers is excluded from revenues. Collected but unremitted sales tax is included as part of accrued liabilities in the consolidated balance sheets. Revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales tax.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Shipping and Handling Costs

Shipping and handling costs are expensed when incurred and are classified as instructional costs and services in the consolidated statements of operations. Shipping and handling charges invoiced to a customer are included in revenues.

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $15.5 million, $7.5 million and $3.7 million for the years ended June 30, 2023, 2022 and 2021, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income, dividends and net gains of $13.6 million, $0.4 million and zero for the years ended June 30, 2023, 2022 and 2021, respectively. This activity is recorded within other income (expense) within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2023 and 2022, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of June 30, 2023, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $111.9 million and $22.8 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$52,567	$-	$52,567	$(460)	$52,107
U.S. Treasury Notes	46,156	-	46,156	(228)	45,928
Commercial Paper	35,949	-	35,949	-	35,949
Total	$134,672	$-	$134,672	$(688)	$133,984

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s allowance for credit losses increased from $27.0 million as of June 30, 2022 to $30.0 million as of June 30, 2023. The increase of $3.0 million is comprised of an $8.0 million provision, less $5.0 million of amounts recovered. The Company’s allowance for credit losses increased from $21.4 million as of June 30, 2021 to $27.0 million as of June 30, 2022. The increase of $5.6 million is comprised of an $8.6 million provision, less $3.0 million of amounts recovered.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2023 and 2022, $13.2 million and $11.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.1 million and $6.5 million at June 30, 2023 and 2022, respectively.

Other Current Assets

Other current assets primarily include short-term marketable securities. Additionally, other current assets include textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $5.6 million, $3.8 million and $3.2 million for the years ended June 30, 2023, 2022 and 2021, respectively, related to unreturned student computers and printers.

The Company fully expenses computer peripheral equipment (e.g. keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $3.1 million, $8.6 million and $6.3 million for the years ended June 30, 2023, 2022 and 2021, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $45.0 million, $42.2 million and $31.3 million for the years ended June 30, 2023, 2022 and 2021, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2023, 2022 and 2021.

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

Total capitalized curriculum development additions were $17.2 million, $15.7 million and $17.4 million for the years ended June 30, 2023, 2022 and 2021, respectively. These amounts are recorded on the consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2023, 2022 and 2021.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2023, 2022 and 2021 was $15.2 million, $13.0 million and $11.6 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $11.6 million, $10.4 million, $9.3 million, $7.6 million and $5.7 million in the fiscal years ending June 30, 2024 through June 30, 2028, respectively and $29.9 million thereafter.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

During the years ended June 30, 2023 and 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired. During the year ended June 30, 2021, the Company qualitatively assessed its goodwill and intangible assets for impairment. It identified Coronavirus disease 2019 (“COVID-19”) as a triggering event, however there were no indicators that the fair value of the reporting unit may be less than its carrying amount, and as a result, the Company determined that no impairment was required.

The following table represents years ended June 30, 2023, 2022 and 2021:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2021	$240.4
Acquisition of Modern Teacher LLC	0.6
Balance as of June 30, 2022	$241.0
Acquisition of Tallo Assets	5.7
Balance as of June 30, 2023	$246.7

The following table represents the balance of the Company’s intangible assets as of June 30, 2023 and 2022:

	June 30, 2023			June 30, 2022
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$77.2	$(23.0)	$54.2	$85.1	$(23.1)	$62.0
Customer and distributor relationships	38.4	(28.0)	10.4	37.5	(23.9)	13.6
Developed technology	22.0	(12.1)	9.9	21.7	(8.9)	12.8
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$139.0	$(64.2)	$74.8	$145.7	$(57.0)	$88.7

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the years ended June 30, 2023 and 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable. During the year ended June 30, 2021, the Company identified COVID-19 as a triggering event, however based on its assessment, the Company determined that COVID-19 did not impact the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

recoverability of its long-lived assets.

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

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $96.8 million, $86.5 million and $60.3 million for the years ended June 30, 2023, 2022 and 2021, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, receivables, and short term obligations approximate their fair values, as they are largely short-term in nature. The contingent consideration and Tallo, Inc. convertible note is discussed in more detail in Note 12, “Acquisitions and Investments.” As of June 30, 2023, the estimated fair value of the long-term debt was $416.9 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its consolidated

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2023, the estimated fair value of the Company’s marketable securities was $134.0 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2023.

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

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2023.

	Year Ended June 30, 2023
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2022	and Settlements	Gain	June 30, 2023

	(In thousands)
Contingent consideration associated with acquisitions	$11,290	$(7,024)	$(4,266)	$—
Convertible note received in acquisition	889	(889)	—	—

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2022.

	Year Ended June 30, 2022
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2021	and Settlements	Losses	June 30, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,082	$—	$208	$11,290
Convertible note received in acquisition	$5,006	$—	$(4,117)	$889

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 of the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2021.

	Year Ended June 30, 2021
		Purchases,
	Fair Value	Issuances,	Unrealized	Fair Value
Description	June 30, 2020	and Settlements	Losses	June 30, 2021

	(In thousands)
Contingent consideration associated with acquisitions	$—	$10,833	$249	$11,082
Convertible note received in acquisition	$5,006	$—	$—	$5,006

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Year Ended June 30,
	2023	2022	2021

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$126,867	$107,130	$71,451
Weighted average common shares — basic	42,286,392	41,451,101	40,211,016
Basic net income per share	$3.00	$2.58	$1.78

Diluted net income per share computation:

Net income attributable to common stockholders	$126,867	$107,130	$71,451
Share computation:
Weighted average common shares — basic	42,286,392	41,451,101	40,211,016
Effect of dilutive stock options and restricted stock awards	441,716	990,423	1,657,564
Weighted average common shares — diluted	42,728,108	42,441,524	41,868,580
Diluted net income per share	$2.97	$2.52	$1.71

For the years ended June 30, 2023, 2022 and 2021, shares issuable in connection with stock options and restricted stock of 21,854, 4,939 and 296,577 respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2023	2022

	(In thousands)
Student computers	$114,064	$106,688
Computer software	14,908	14,655
Computer hardware	8,867	5,386
Leasehold improvements	11,590	12,612
State testing computers	4,609	7,440
Furniture and fixtures	3,547	3,910
Office equipment	213	134
	157,798	150,825
Less accumulated depreciation and amortization	(105,466)	(89,288)
	$52,332	$61,537

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $3.6 million, $3.9 million and $6.3 million during the years ended June 30, 2023, 2022 and 2021, respectively. Depreciation expense of $42.3 million, $37.6 million and $31.7 million related to computers provided to students is reflected in instructional costs and services during the years ended June 30, 2023, 2022 and 2021, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses.

Capitalized software costs consist of the following at:

	June 30,
	2023	2022

	(In thousands)
Capitalized software	$318,965	$274,401
Less accumulated depreciation and amortization	(235,500)	(202,601)
	$83,465	$71,800

The Company recorded amortization expense of $27.0 million, $22.9 million and $19.7 million related to capitalized software reflected in instructional costs and services and $5.6 million, $5.4 million and $4.2 million reflected in selling, general, and administrative expenses during the years ended June 30, 2023, 2022 and 2021, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2023	2022

	(In thousands)
Capitalized curriculum development costs	$183,597	$189,246
Less accumulated depreciation and amortization	(132,810)	(138,666)
	$50,787	$50,580

The Company recorded amortization expense of $16.7 million, $15.1 million and $16.4 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2023, 2022 and 2021, respectively.

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

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2023	2022

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$17,628	$19,613
Reserves	7,850	8,306
Accrued expenses	10,868	11,524
Stock compensation expense	4,548	5,166
Other assets	3,212	5,218
Convertible debt	8,632	11,005
Deferred revenue	680	591
Lease liability	17,900	21,680
Total deferred tax assets	71,318	83,103
Deferred tax liabilities
Capitalized curriculum development	(9,038)	(9,269)
Capitalized software and website development costs	(2,987)	(17,789)
Property and equipment	(8,438)	(10,547)
Right-of-use assets	(16,837)	(21,062)
Returned materials	(2,980)	(3,503)
Purchased intangibles	(15,471)	(17,461)
Total deferred tax liabilities	(55,751)	(79,631)
Net deferred tax asset (liability) before valuation allowance	15,567	3,472
Valuation allowance	(6,791)	(6,677)
Net deferred tax asset (liability)	$8,776	$(3,205)
Reported as:
Long-term deferred tax assets (liabilities)	$8,776	$(3,205)

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $6.8 million and $6.7 million as of June 30, 2023 and 2022, respectively, predominantly related to foreign income tax net operating losses ("NOL").

At June 30, 2023, the Company had approximately $44.3 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020.  The available federal NOL carryforwards were generated after 2017 and have an indefinite carryforward period due to the Tax Cuts and Jobs Act (the “Tax Act”).  Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control.  The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

At June 30, 2023, the Company had tax effected state NOL carryforwards of $1.4 million, net of valuation allowances, and will expire on various dates.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The components of the income before income taxes for the years ended June 30, 2023, 2022 and 2021 were as follows:

	Year Ended June 30,
	2023	2022	2021

	(In thousands)
Domestic	$161,270	$131,967	$81,068
Foreign	10,943	15,251	14,922
Total income before income taxes	$172,213	$147,218	$95,990

The components of the income tax expense (benefit) for the years ended June 30, 2023, 2022 and 2021 were as follows:

	Year Ended June 30,
	2023	2022	2021

	(In thousands)
Current:
Federal	$41,360	$27,969	$12,290
State	12,032	7,550	6,643
Foreign	2,327	3,379	3,057
Total current	55,719	38,898	21,990
Deferred:
Federal	(9,033)	1,743	2,287
State	(1,340)	(553)	262
Total deferred	(10,373)	1,190	2,549
Total income tax expense (benefit)	$45,346	$40,088	$24,539

The provision for (benefit from) income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Year Ended June 30,
	2023	2022	2021
U.S. federal tax at statutory rates	21.0%	21.0%	21.0%
Permanent items	-	0.4	(0.4)
Lobbying	0.1	0.1	0.2
Non-deductible compensation	1.6	9.3	4.9
State taxes, net of federal benefit	4.4	3.5	5.8
Research and development tax credits	(1.4)	(0.8)	(0.9)
Change in valuation allowance	(0.4)	0.8	(0.1)
Effects of foreign operations	0.9	0.3	0.4
Reserve for unrecognized tax benefits	0.9	0.5	0.2
Other	(0.5)	(1.2)	(0.5)
Stock-based compensation	(0.3)	(6.7)	(5.0)
Provision for (benefit from) income taxes	26.3%	27.2%	25.6%

The decrease in the effective income tax rate for the year ended June 30, 2023, as compared to the effective tax rate for the year ended June 30, 2022, was primarily due to the decrease in the amount of non-deductible compensation, which was partially offset by the decrease in excess tax benefit of stock-based compensation.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2023, 2022 and 2021, the Company had $0.2 million, $0.1 million and $0.1 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2023, 2022 and 2021 were as follows:

	Year Ended June 30,
	2023	2022	2021

	(In thousands)
Balance at beginning of the year	$1,729	$1,057	$850
Additions for prior year tax positions	568	364	196
Additions for current year tax positions	1,106	482	261
Reductions for prior year tax positions	(247)	(173)	(250)
Balance at end of the year	$3,156	$1,729	$1,057

If recognized, all of the $3.2 million balance of unrecognized tax benefits as of June 30, 2023 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2019.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2017.

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

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2023 and 2022, the finance lease liability was $56.9 million and $66.3 million, respectively, with lease interest rates ranging from 2.10% to 6.57%. As of June 30, 2023 and 2022, the balance of the associated right-of-use assets was $36.3 million and $42.7 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.10% to 6.57%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with CSI Leasing in August 2022 to provide financing for its leases. Individual leases under the agreement with CSI Leasing include 36-month payments terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

The following is a summary, as of June 30, 2023 and June 30, 2022, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	Year Ended June 30,
	2023	2022

	(in thousands)
2023	$—	$38,600
2024	37,056	24,816
2025	16,691	4,468
2026	5,457	22
2027	60	—
Total minimum payments	59,264	67,906
Less: imputed interest	(2,365)	(1,629)
Finance lease liability	56,899	66,277
Less: current portion of finance lease liability	(35,621)	(37,389)
Long-term finance lease liability	$21,278	$28,888

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2023 and 2022, the operating lease liability was $73.9 million and $88.0 million, respectively. As of June 30, 2023 and 2022 the balance of the associated right-of-use assets was $69.5 million and $85.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 10 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2023 and June 30, 2022, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	Year Ended June 30,
	2023	2022

	(in thousands)

2023	$—	$15,120
2024	16,341	16,638
2025	15,668	16,168
2026	12,290	12,900
2027	8,753	8,797
2028	7,727	—
Thereafter	19,975	27,447
Total minimum payments	80,754	97,070
Less: imputed interest	(6,880)	(9,113)
Operating lease liability	73,874	87,957
Less: current portion of operating lease liability	(14,449)	(12,830)
Long-term operating lease liability	$59,425	$75,127

The Company is subleasing one of its facilities through July 2023, one through September 2024, one through November 2024, and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations. The following is a summary as of June 30, 2023 and June 30, 2022, respectively, of the expected sublease income:

	Year Ended June 30,
	2023	2022

	(in thousands)

2023	$—	$1,396
2024	836	665
2025	455	412
2026	139	140
2027	—	—
Total sublease income	$1,430	$2,613

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the years ended June 30, 2023, 2022 and 2021:

	Year Ended June 30,
	2023		2022		2021

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$39,312		$34,719		$28,647
Interest on lease liabilities	2,080		1,769		1,111
Instructional costs and services:
Operating lease cost	12,028		15,718		15,877
Short-term lease cost	103		67		181
Sublease income	(1,081)		(955)		(920)
Selling, general, and administrative expenses:
Operating lease cost	4,616		6,253		6,681
Short-term lease cost	259		125		970
Sublease income	(406)		(367)		(984)
Total lease cost	$56,911		$57,329		$51,563

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12,243)		$(20,742)		$(21,025)
Financing cash flows from finance leases	(42,956)		(33,011)		(24,315)
Right-of-use assets obtained in exchange for new finance lease liabilities	30,514		23,232		66,861
Right-of-use assets obtained in exchange for new operating lease liabilities	1,619		10,589		1,643
Weighted-average remaining lease term - finance leases	1.72	yrs.	1.85	yrs.	2.52	yrs.
Weighted-average remaining lease term - operating leases	6.10	yrs.	6.54	yrs.	6.58	yrs.
Weighted-average discount rate - finance leases	3.86%		2.47%		2.45%
Weighted-average discount rate - operating leases	2.81%		2.75%		2.75%

7. Debt

The following is a summary, as of June 30, 2023 and June 30, 2022, respectively, of the components of the Company’s outstanding long-term debt:

	Year Ended June 30,
	2023	2022

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(6,965)	(8,562)
Total debt	413,035	411,438
Less: current portion of debt	—	—
Long-term debt	$413,035	$411,438

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $4.7 million, $4.7 million and $3.9 million respectively, during the years ended June 30, 2023, 2022 and 2021.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense related to the amortization of the debt issuance costs of $1.6 million, $1.6 million and $0.6 million respectively, during the years ended June 30, 2023, 2022 and 2021.

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

8. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2023, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of June 30, 2023, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

9. Equity Incentive Plan

On December 9, 2022, the Company’s stockholders approved an amendment and restatement of the 2016 Equity Incentive Award Plan (the “2016 Plan”). The amended and restated 2016 Plan reflects an increase in the number of shares of common stock available for issuance by 1,045,000 shares, the removal of certain provisions that were otherwise required

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

for awards to qualify as performance-based compensation under an exception to Section 162(m) of the Internal Revenue Code of 1986, as amended, prior to its repeal, an extension of the term of the amended and restated 2016 Plan to October 7, 2032, an increase to the limit on the number of shares that may be issued upon the exercise of incentive stock options, and a prohibition on the payment of dividends and dividend equivalents on unvested awards.

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

At June 30, 2023, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,563,512. At June 30, 2023, there were 1,411,638 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand-alone agreements during the years ended June 30, 2023, 2022 and 2021 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2020	1,021,517	$19.73	1.65	$8,325,869
Granted	—	—
Exercised	(990,067)	19.83
Forfeited or canceled	—	—
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(29,100)	16.14
Forfeited or canceled	(1,000)	31.73
Outstanding, June 30, 2022	1,350	$14.77	0.98	$35,127
Granted	—	—
Exercised	(1,350)	14.77
Forfeited or canceled	—	—
Outstanding and exercisable, June 30, 2023	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at the end of each fiscal year. The total intrinsic value of options exercised during the years ended June 30, 2023, 2022 and 2021 was $0.0 million, $0.5 million, and $24.6 million, respectively.

As of June 30, 2023, there was no unrecognized compensation expense related to nonvested stock options granted. During each of the years ended June 30, 2023, 2022 and 2021, the Company recognized zero stock-based compensation expense related to stock options.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2023, 2022 and 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	1,618,604	$23.73
Granted	578,070	37.87
Vested	(704,921)	21.78
Canceled	(82,419)	27.94
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	582,273	35.27
Vested	(699,346)	28.62
Canceled	(160,795)	34.33
Nonvested, June 30, 2022	1,131,466	$33.27
Granted	595,818	37.90
Vested	(774,917)	32.50
Canceled	(137,134)	36.08
Nonvested, June 30, 2023	815,233	$36.91

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2023, zero new performance-based restricted stock awards were granted and in total, 27,225 remain nonvested at June 30, 2023. During the year ended June 30, 2023, 343,698 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. In August 2021, the second tranche was achieved at target resulting in the vesting of 119,431 shares. In August 2022, the first and third tranches were achieved at target resulting in the vesting of 238,863 shares.

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2023, 595,818 new service-based restricted stock awards were granted and in total, 788,009 remain nonvested at June 30, 2023. During the year ended June 30, 2023, 431,219 service-based restricted

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2023, there was $20.6 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the years ended June 30, 2023 and 2022 was $22.6 million and $20.5 million, respectively. The total fair value of shares vested for the years ended June 30, 2023 and 2022 was $29.6 million and $23.5 million, respectively. During the years ended June 30, 2023, 2022 and 2021, the Company recognized $15.5 million, $18.4 million and $22.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity (excluding liability-classified awards) during the years ended June 30, 2023, 2022 and 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	2,464,853	$10.78
Granted	477,700	40.17
Vested	—	—
Canceled	(64,509)	28.33
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	346,880	34.90
Vested	(1,810,752)	9.95
Canceled	(1,058,870)	24.95
Nonvested, June 30, 2022	355,302	$32.62
Granted	366,507	33.87
Vested	(119,467)	30.48
Canceled	(105,473)	28.22
Nonvested, June 30, 2023	496,869	$34.99

Fiscal Year 2023 LTIP

During the year ended June 30, 2023, the Company granted 289,640 PSUs at target under a Long Term Incentive

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $10.0 million, or a weighted average grant-date fair value of $34.41 per share. Fifty percent of the earned award is based on operating income performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. The grant date fair value of Tranche #1 was remeasured in October 2022 as a result of a modification of the terms of the award. Originally, performance was tied to gross margin. The metric was changed to operating income to better align with shareholder feedback and technology industry and peer group common practice. The modification of the performance criteria from gross margin to operating income resulted in a new fair market value as of the modification date of $4.8 million, a decrease of $0.8 million. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at target.

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

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator which was November 30, 2020. During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. During the second quarter of fiscal year 2023, an additional one-third vested and was settled with the issuance of 37,886 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which are expected to vest after achievement is certified in January 2024. The level of performance will determine the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The MIP is a liability-classified award. The Company has assessed achievement of the performance conditions as not probable.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

immediately and the additional sixty percent, or 6,797 shares will vest in December 2023, subject to continuing service by the grantee as an employee of the Company. The remaining shares tied to metrics that were not achieved were forfeited. The fiscal year 2021 LTIP is an equity-classified award.

Fiscal Year 2021 Career Learning PSUs

During fiscal year 2021, the Company granted 366,250 PSUs at target which were tied to the achievement of Career Learning revenue targets for fiscal years 2021 – 2023. These PSUs had a grant date fair value of $16.5 million, or a weighted average grant-date fair value of $45.05 per share. The vesting is as follows:

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Summary of All Performance Share Units

As of June 30, 2023, there was $9.0 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.8 years. During the years ended June 30, 2023, 2022 and 2021 the Company recognized $4.9 million, $0.1 million and $16.7 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the years ended June 30, 2023, 2022 and 2021 is $1.0 million, $1.3 million, and $0.8 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the years ended June 30, 2023, 2022 and 2021 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2020	42,102	$22.42
Granted	17,252	21.01
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2021	59,354	$22.01
Granted	14,769	33.24
Vested	(5,006)	23.97
Canceled	—	—
Nonvested, June 30, 2022	69,117	$24.27
Granted	30,418	34.43
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2023	99,535	$27.38

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Summary of All Deferred Stock Units

As of June 30, 2023, there was $0.4 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.4 years. During the years ended June 30, 2023, 2022 and 2021, the Company recognized $0.7 million, $0.5 million and $0.4 million, respectively, of stock-based compensation expense related to DSUs.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11. Severance

During the years ended June 30, 2023, 2022 and 2021, the Company reduced its workforce, resulting in severance of $3.4 million, $3.7 million and $2.4 million, respectively. Included in severance expense for the years ended June 30, 2023, 2022 and 2021 is $0.5 million, $0.1 million and $0.5 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

12. Acquisitions and Investments

Acquisition of MedCerts, LLC

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. The purchase price was payable in two tranches; $55.0 million was paid at closing, and $15.0 million plus the final contingent consideration was paid on the 18-month anniversary of the closing. In addition, during the fourth quarter of fiscal year 2021, the Company paid an additional $0.3 million related to the finalization of working capital. MedCerts students participate in online, hands-on career training courses in the healthcare and medical fields as they prepare for more than a dozen national healthcare certifications. The acquisition of MedCerts further expands the Company’s post-secondary skills training in the healthcare and medical fields. The Company also plans to use MedCerts’ curriculum to create appropriate content to offer high school students.

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
	$26,607

The contingent consideration represents the fair value of additional consideration payable to the seller, estimated using a Monte Carlo simulation model. The amount of consideration to be distributed on the 18-month anniversary of the closing is based on a multiplier calculated using the annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period December 2021 – May 2022. This multiplier is applied to the annualized trailing EBITDA for the period March 2022 – May 2022 to calculate an enterprise value of MedCerts as of May 2022. The payment, if any, will equal 49% of the enterprise value less 49% of the original purchase price of $70.0 million ($34.3 million). The Company and the MedCerts sellers executed an agreement to extend the review period related to the earnout to mid-August 2022.

Subsequent to the acquisition date, the Company is required to reassess its estimate of the fair value of contingent consideration and record any changes in earnings when the estimate is based on information not known as of the acquisition date. During fiscal year 2021 and 2022, the Company recorded an aggregate expense of $0.5 million to adjust its estimate of the fair value of the contingent consideration to $11.3 million. Those adjustments are recorded within selling, general, and administrative expenses on the consolidated statements of operations. During the three months ended September 30, 2022, the Company paid $7.0 million to settle the contingent consideration and recorded a gain of $4.3 million. The gain is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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
	$7,105

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Year Ended
(In thousands)	June 30, 2021
Revenues	$1,552,173
Income from operations	111,287
Net income	72,443

Investments in Limited Partnerships

The Company invested in three early-stage funds focused on career education with a total commitment of $15.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. and New Markets Education Partners III, L.P. (collectively, “New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of June 30, 2023, the Company has contributed an aggregate $11.3 million to these funds: $3.3 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $8.0 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the consolidated balance sheets.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

13. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. During the years ended June 30, 2023, 2022 and 2021, contributions made by the Company to Future of School were zero, $1.2 million, and $1.3 million, respectively. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts contributed for the years ended June 30, 2023, 2022 and 2021 reduced those obligations and as of June 30, 2023, $2.5 million remains outstanding as related to the fiscal year 2021 accrual.

14. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to first 5% of each participant’s contribution. The Company expensed $7.7 million, $6.1 million and $3.8 million during the years ended June 30, 2023, 2022 and 2021, respectively, under the 401(k) Plan.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Disclosure of Cash Flow Information

	Year Ended June 30,
	2023	2022	2021

Cash paid for interest	$6,946	$6,641	$4,504
Cash paid for taxes	$37,131	35,972	$18,717

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$385	$—	$1,280
Right-of-use assets obtained in exchange for new finance lease liabilities	30,514	23,232	66,861

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$700	$374	$255
Stock-based compensation expense capitalized on curriculum development	84	88	116
Non-cash purchase price related to business combinations	5,861	1,145	—

Business combinations:
Acquired assets	$1,132	$394	$11,043
Intangible assets	1,309	2,157	33,712
Goodwill	5,655	600	68,930
Assumed liabilities	(385)	(58)	(4,826)
Deferred revenue	(441)	(1,030)	(2,096)

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2023, 2022 and 2021

1.     ALLOWANCE FOR CREDIT LOSSES

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2023	$26,993,037	8,047,729	5,009,493	$30,031,273
June 30, 2022	$21,383,543	8,555,918	2,946,424	$26,993,037
June 30, 2021	$6,807,674	6,561,243	(8,014,626)	$21,383,543

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2023	$6,457,046	2,392,785	4,704,551	$4,145,280
June 30, 2022	$5,647,283	880,809	71,046	$6,457,046
June 30, 2021	$4,817,300	1,038,019	208,036	$5,647,283

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2023	$2,039,771	332,197	$ 1,026,136	$1,345,832
June 30, 2022	$2,273,372	135,948	369,549	$2,039,771
June 30, 2021	$811,682	2,007,076	545,386	$2,273,372
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2023, 2022 and 2021, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2023	$6,677,352	113,372	—	$6,790,724
June 30, 2022	$5,047,078	1,630,274	—	$6,677,352
June 30, 2021	$4,990,768	123,249	66,939	$5,047,078

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule  13a  15(d) under the Exchange Act management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weakness described below. No material misstatements were detected during the financial statement audit for the period ended June 30, 2023.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” This evaluation identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company had the following material weakness in its internal control over financial reporting:

●	Management did not have effective information technology general controls related to user access, program change, and data processing over IT systems used by the Company for financial reporting. More specifically, user access to certain IT systems was granted to Company personnel resulting in segregation of duties conflicts and management did not monitor data processing between applications in a timely manner. Additionally, management did not perform periodic user access reviews in a timely manner or maintain adequate documentation of review and approvals for configuration changes to certain IT systems. This material weakness impacted multiple financial statement areas, primarily revenue, expenses, and related accounts, because certain manual controls across these business cycles are dependent upon information derived from these IT systems.

As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of June 30, 2023. In light of the material weakness, management performed additional analyses and procedures and has concluded that the audited consolidated financial statements contained in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with generally accepted accounting principles in the United States.

The effectiveness of our internal control over financial reporting as of June 30, 2023, has been audited by BDO USA, P.A. an independent registered public accounting firm, as stated in its attestation report, which appears on page 107 of this Annual Report. In the opinion of BDO USA, P.A. which appears on page  60, the Company’s consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Remediation of Material Weakness:

Management is committed to maintaining a strong internal control environment and will continue to take comprehensive actions to remediate the material weakness described above.  Following the identification of the material weakness, management took the following remedial actions:

●	conducted a review of user access privileges across certain systems and removed permissions to help support appropriate segregation of duties;
●	implemented a control related to monitoring activities performed by personnel with access to primary IT systems supporting financial reporting processes; and
●	provided targeted training to personnel that administer the IT systems, to promote security best practices and reinforce the importance of internal controls.

Management also plans to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. Planned remediation actions include:

●	Improving policies and procedures and designing and implementing controls over the granting and review of access to IT systems impacting financial reporting to ensure access is limited to functions required for the performance of an employee’s role and responsibilities to support segregation of duties.

The actions that we have taken, and will continue to take, are subject to ongoing management review and oversight by the Audit Committee of our Board of Directors. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their effectiveness for a sufficient period of time.

Changes in Internal Control over Financial Reporting:

Except for the material weakness described above, there was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Stride, Inc.

Reston, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc. (the “Company’s”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated August 15, 2023  expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management did not design and maintain effective information technology general controls related to user access, program change, and data processing, for IT systems used in the financial reporting process. More specifically, logical access to certain IT systems was granted to Company personnel, resulting in segregation of duties conflicts. Additionally, management did not perform periodic user access reviews in a timely manner or maintain adequate documentation of review and approvals for configuration changes to IT systems. Also, management did not monitor data processing between applications in a timely manner. This material weakness impacts multiple financial statement areas, primarily including revenue, expenses, and related accounts, as certain manual controls across these business cycles are dependent upon information derived from these IT systems.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated August 15, 2023 on those financial statements.

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

/s/ BDO USA, P.A.

Potomac, Maryland

August 15, 2023

ITEM 9B.  OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. James J. Rhyu, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading plan on February 22, 2023.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2023 Proxy Statement under the captions “Election of Directors (Proposal 1),” “Corporate Governance and Board Matters” and, if applicable, “Delinquent Section 16(a) Reports.”

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

The Company has adopted a Policy Statement for the Prevention of Insider Trading that governs the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Policy Statement for the Prevention of Insider Trading is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2023 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Fiscal 2023 Director Compensation Table.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2023 Proxy Statement under the caption “Security Ownership by Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2023, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2023

	Number of			Number of Securities
	Securities to be			Remaining Available for
	Issued Upon		Weighted-Average	Future Issuance under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding		Outstanding Options,	Plans (Excluding Securities
Plan Category	Options, Warrants and Rights		Warrants and Rights	Reflected in First Column)
Equity compensation plans approved by security holders	—	(1)	$—	2,563,512	(2)
(1)	Includes shares under the 2016 Incentive Award Plan as amended and restated (“2016 Plan”) and the 2007 Equity Incentive Award Plan (“2007 Plan”).

(2)	The 2016 Plan, which was amended and restated upon its approval by the stockholders on December 9, 2022, authorizes the issuance of up to 10,813,550 shares as of the effective date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2023 Proxy Statement under the captions “Related Party Transactions” and Independence of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services.”

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

3.1	Fifth Restated Certificate of Incorporation of Stride, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
3.2	Fifth Amended and Restated Bylaws of Stride, Inc (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 9, 2023, File No. 001-33883).
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

4.7*	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2008, File No. 001-33883).
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

10.3*

Form of Performance Share Unit Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 27, 2015, File No. 001-33883).

10.4*

Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 11, 2020, File No. 001-33883).

Exhibit No.	Description of Exhibit
10.5*

Form of Stock Option Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.6*

Form of Restricted Stock Award Agreement under the 2007 Equity Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, filed with the SEC on August 4, 2015, File No. 001-33883).

10.7

Credit Agreement, dated January 27, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2020, File No. 001-33883).

10.8*

Employment Agreement of Timothy J. Medina, dated April 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2020, File No. 001-33883).

10.9	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).
10.10

First Amendment to Credit Agreement, dated August 25, 2020, by and among K12 Inc., the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2020, File No. 001-33883).

10.11*

Employment Agreement of James J. Rhyu, dated February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2022, File No. 001-33883).

10.12*

Employment Transition Agreement between Stride, Inc. and Timothy Medina, dated August 5, 2022 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on August 10, 2022, File No. 001-33883).

10.13*

Stride, Inc. Amended and Restated 2016 Equity Incentive Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 26, 2022, File No. 001-33883).

10.14*

Form of Performance Share Unit Agreement under the 2016 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on January 25, 2023, File No. 001-33883).

10.15*	Deferred Compensation Plan for Non-Employee Directors, as amended December 10, 2021
10.16*

Form of 2023 Equity Incentive Plan for each of Stride Enrichment Programs, Inc., Stride eSports, Inc., Stride Learning Hub, Inc., Stride Learning Intelligence, Inc., Stride Online Tutoring, Inc., Stride Professional Development Platform, Inc. and Road2Teach, Inc. (the “Form of Subsidiary Equity Incentive Plan”).

10.17*	Form of Restricted Stock Unit Agreement under the Form of Subsidiary Equity Incentive Plan.
19.1	Policy Statement for the Prevention of Insider Trading of Stride, Inc.
21.1	Subsidiaries of K12 Inc.
23.1	Consent of BDO USA, P.A.
24.1	Power of Attorney (included in signature pages).
31.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
99.1†

Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation

Exhibit No.	Description of Exhibit
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (contained in Exhibit 101)
*	Denotes management contract or compensation plan, contract or arrangement.
**	Furnished herewith.

†	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2023	STRIDE, INC.

	By:	/s/ JAMES J. RHYU
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

Signature	Title	Date

/s/ JAMES J. RHYU	Chief Executive Officer (Principal Executive Officer) and Director	August 16, 2023
James J. Rhyu

/s/ DONNA M. BLACKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 16, 2023
Donna M. Blackman
/s/ CRAIG R. BARRETT	Chair of the Board	August 16, 2023
Craig R. Barrett

/s/ AIDA M. ALVAREZ	Director	August 16, 2023
Aida M. Alvarez

/s/ ROBERT L. COHEN	Director	August 16, 2023
Robert L. Cohen

/s/ STEVEN B. FINK	Director	August 16, 2023
Steven B. Fink

/s/ ROBERT E. KNOWLING, JR.	Director	August 16, 2023
Robert E. Knowling, Jr.

/s/ ALLISON LAWRENCE	Director	August 16, 2023
Allison Lawrence

/s/ LIZA McFADDEN	Director	August 16, 2023
Liza McFadden

/s/ RALPH SMITH	Director	August 16, 2023
Ralph Smith
/s/ JOESEPH A. VERBRUGGE	Director	August 16, 2023
Joseph A.Verbrugge