Form 10-Q
period 2023-09-30
Stride, Inc.
filed 2023-10-25
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 20, 2023, the Registrant had 43,344,347 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$254,626	$410,807
Accounts receivable, net of allowance of $33,689 and $30,031	629,600	463,722
Inventories, net	21,752	36,716
Prepaid expenses	50,350	24,817
Other current assets	123,948	129,137
Total current assets	1,080,276	1,065,199
Operating lease right-of-use assets, net	64,588	69,508
Property and equipment, net	61,085	52,332
Capitalized software, net	82,046	83,465
Capitalized curriculum development costs, net	50,114	50,787
Intangible assets, net	71,755	74,771
Goodwill	246,676	246,676
Deferred tax asset	1,766	8,776
Deposits and other assets	109,339	109,152
Total assets	$1,767,645	$1,760,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$74,586	$48,854
Accrued liabilities	50,834	76,626
Accrued compensation and benefits	40,014	57,426
Deferred revenue	83,920	76,159
Current portion of finance lease liability	35,065	35,621
Current portion of operating lease liability	14,717	14,449
Total current liabilities	299,136	309,135
Long-term finance lease liability	29,641	21,278
Long-term operating lease liability	54,991	59,425
Long-term debt	413,452	413,035
Other long-term liabilities	11,932	10,497
Total liabilities	809,152	813,370
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,681,280 and 48,339,048 shares issued; and 43,346,537 and 43,004,305 shares outstanding, respectively	4	4
Additional paid-in capital	701,799	695,480
Accumulated other comprehensive income (loss)	(35)	(35)
Retained earnings	359,207	354,329
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	958,493	947,296
Total liabilities and stockholders' equity	$1,767,645	$1,760,666

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2023	2022

	(In thousands except share and per share data)
Revenues	$480,181	$425,150
Instructional costs and services	307,293	295,501
Gross margin	172,888	129,649
Selling, general, and administrative expenses	169,568	158,368
Income (loss) from operations	3,320	(28,719)
Interest expense, net	(2,068)	(2,046)
Other income, net	5,165	1,037
Income (loss) before income taxes and loss from equity method investments	6,417	(29,728)
Income tax benefit (expense)	(1,536)	7,507
Loss from equity method investments	(3)	(451)
Net income (loss) attributable to common stockholders	$4,878	$(22,672)
Net income (loss) attributable to common stockholders per share:
Basic	$0.11	$(0.54)
Diluted	$0.11	$(0.54)
Weighted average shares used in computing per share amounts:
Basic	42,500,011	42,076,628
Diluted	42,982,385	42,076,628

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2023	2022

	(In thousands)
Net income (loss)	$4,878	$(22,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	375

Comprehensive income (loss) attributable to common stockholders	$4,878	$(22,297)

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	4,878	—	—	4,878
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,399	—	—	—	—	8,399
Issuance of restricted stock awards	424,909	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(30,085)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(52,592)	—	(2,080)	—	—	—	—	(2,080)
Balance, September 30, 2023	48,681,280	$4	$701,799	$(35)	$359,207	(5,334,743)	$(102,482)	$958,493

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581
Net loss	—	—	—	—	(22,672)	—	—	(22,672)
Foreign currency translation adjustment	—	—	—	375	—	—	—	375
Stock-based compensation expense	—	—	5,295	—	—	—	—	5,295
Exercise of stock options	675	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	48,916	—	—	—	—	—	—	—
Issuance of restricted stock awards	460,411	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27,184)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(209,010)	—	(8,766)	—	—	—	—	(8,766)
Balance, September 30, 2022	48,386,472	$4	$683,993	$518	$204,790	(5,334,743)	$(102,482)	$786,823

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2023	2022

	(In thousands)
Cash flows from operating activities
Net income (loss)	$4,878	$(22,672)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	28,017	26,251
Stock-based compensation expense	8,426	5,510
Deferred income taxes	7,901	17,223
Provision for credit losses	9,350	1,503
Amortization of fees on debt	416	410
Noncash operating lease expense	4,372	3,866
Other	853	(3,918)
Changes in assets and liabilities:
Accounts receivable	(175,215)	(126,521)
Inventories, prepaid expenses, deposits and other current and long-term assets	(14,330)	(34,695)
Accounts payable	28,747	8,425
Accrued liabilities	(26,895)	(9,971)
Accrued compensation and benefits	(17,402)	(32,805)
Operating lease liability	(3,619)	(2,605)
Deferred revenue and other liabilities	9,196	26,853
Net cash used in operating activities	(135,305)	(143,146)
Cash flows from investing activities
Purchase of property and equipment	(1,694)	(913)
Capitalized software development costs	(10,041)	(9,793)
Capitalized curriculum development costs	(4,414)	(6,145)
Sale of other investments	—	60
Acquisition of assets	—	(1,409)
Other acquisitions, loans and investments, net of distributions	(166)	(213)
Proceeds from the maturity of marketable securities	40,734	12,044
Purchases of marketable securities	(31,484)	(20,126)
Net cash used in investing activities	(7,065)	(26,495)
Cash flows from financing activities
Repayments on finance lease obligations	(11,721)	(9,314)
Payments of contingent consideration	—	(7,024)
Proceeds from exercise of stock options	—	10
Repurchase of restricted stock for income tax withholding	(2,090)	(8,905)
Net cash used in financing activities	(13,811)	(25,233)
Net change in cash, cash equivalents and restricted cash	(156,181)	(194,874)
Cash, cash equivalents and restricted cash, beginning of period	410,807	389,398
Cash, cash equivalents and restricted cash, end of period	$254,626	$194,524

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the three months ended September 30, 2023 and 2022, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending June 30, 2024, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements at that date.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2023, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2023.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g. LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility includes the use of alternate rates when LIBOR is not available. The Company does not expect the change from LIBOR to an alternate rate will have a material impact to the condensed consolidated financial statements and, to the extent it enters into modifications of agreements that are impacted by the LIBOR phase-out, the Company will apply such guidance to those contract modifications.

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

Revenues related to the products and services that the Company provides to students in kindergarten through twelfth grade or adult learners are considered to be General Education or Career Learning based on the school or adult program in which the student is enrolled. General Education products and services are focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. Career Learning products and services are focused on developing skills to enter and succeed in careers in high-

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

growth, in-demand industries—including information technology, healthcare and general business, for students in middle school through high school and adult learners.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2023 and 2022. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2023 and 2022, the Company’s revenues included a reduction for net school operating losses at the schools of $5.2 million and $10.1 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2023 and 2022 were $136.1 million and $125.3 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2023 and 2022, approximately 93%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

and 90%, respectively, of the Company’s General Education revenues, and 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(In thousands)

General Education	$299,338	$271,658
Career Learning
Middle - High School	150,974	125,535
Adult	29,869	27,957
Total Career Learning	180,843	153,492
Total Revenues	$480,181	$425,150

Concentration of Customers

During the three months ended September 30, 2023 and 2022, the Company had no contracts that represented greater than 10% of total revenues.

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,
	2023	2023

	(In thousands)

Accounts receivable	$629,600	$463,722
Unbilled receivables (included in accounts receivable)	26,843	20,647
Deferred revenue	83,920	76,159
Deferred revenue, long-term (included in other long-term liabilities)	1,794	2,061

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2023 and 2022 that was included in the previous July 1st deferred revenue balance was $26.6 million and $27.8 million, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded revenues of $0.7 million and ($0.6) million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2023 was $1.8 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the condensed consolidated balance sheets. The securities with maturities greater than one year

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income, dividends and net gains of $5.5 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2023 and June 30, 2023, the allowance for credit losses related to held-to-maturity debt securities was zero.

As of September 30, 2023, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $105.3 million and $21.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$47,897	$-	$47,897	$(370)	$47,527
U.S. Treasury Notes	40,935	-	40,935	(167)	40,768
Commercial Paper	37,607	-	37,607	-	37,607
Total	$126,439	$-	$126,439	$(537)	$125,902

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

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

as current or long-term based on the holding period. As of September 30, 2023 and June 30, 2023, $10.3 million and $13.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $4.4 million and $4.1 million at September 30, 2023 and June 30, 2023, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.0 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended September 30, 2023 and 2022 was $9.4 million and $10.3 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2023 and 2022 was $1.0 million and $1.6 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $1.6 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $10.0 million and $9.8 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded amortization expense related to capitalized software of $8.3 million and

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

$5.7 million during the three months ended September 30, 2023 and 2022, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2023 and 2022 was $1.7 million and $1.3 million, respectively.

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

Total capitalized curriculum development additions were $4.4 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2023 and 2022 was $4.6 million and $4.0 million, respectively, and is recorded in instructional costs and services.

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

Finance Leases

The Company enters into agreements to finance the purchase of student computers and peripherals provided to students of its schools. Individual leases typically include 3-year payment terms. The Company pledges the assets financed to secure the outstanding leases.

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

Discount Rate

The present value of the lease payments is calculated using either the rate implicit in the lease, or the lessee’s incremental borrowing rate, over the lease term. For the majority of the Company’s finance and operating leases, the stated rate is not defined within the lease terms. Therefore, the Company uses its incremental borrowing rate as the discount rate. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow on a collateralized

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

basis over a similar term an amount equal to the lease payments in a similar economic environment and is calculated using comparative credit ratings.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2023 and 2022 was $3.0 million and $3.3 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $8.6 million, $10.4 million, $9.3 million, $7.6 million, and $5.7 million in the fiscal years ending June 30, 2024 through June 30, 2028, respectively, and $29.9 million thereafter.

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

During the three months ended September 30, 2023 and 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2023 and June 30, 2023:

	September 30, 2023			June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$77.2	$(24.3)	$52.9	$77.2	$(23.0)	$54.2
Customer and distributor relationships	38.4	(28.9)	9.5	38.4	(28.0)	10.4
Developed technology	22.0	(12.9)	9.1	22.0	(12.1)	9.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$139.0	$(67.2)	$71.8	$139.0	$(64.2)	$74.8

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2023 and 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.” As of September 30, 2023, the estimated fair value of the long-term debt was $421.3 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2023, the estimated fair value of the Company’s marketable securities was $125.9 million. The Company estimated the fair value based on the quoted market prices in an

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2023 or June 30, 2023.

There was no activity related to the Company’s fair value measurements categorized as Level 3 during the three months ended September 30, 2023.

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the three months ended September 30, 2022:

	Three Months Ended September 30, 2022
		Purchases,
	Fair Value	Issuances,	Realized	Fair Value
Description	June 30, 2022	and Settlements	Gain	September 30, 2022

	(In thousands)
Contingent consideration associated with acquisitions	$11,290	$(7,024)	$(4,266)	$—
Convertible note received in acquisition	889	(889)	—	—

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2023	2022

	(In thousands except share and per share data)
Basic net income per share computation:

Net income (loss) attributable to common stockholders	$4,878	$(22,672)
Weighted average common shares — basic	42,500,011	42,076,628
Basic net income (loss) per share	$0.11	$(0.54)

Diluted net income (loss) per share computation:

Net income (loss) attributable to common stockholders	$4,878	$(22,672)
Share computation:
Weighted average common shares — basic	42,500,011	42,076,628
Effect of dilutive stock options and restricted stock awards	482,374	—
Weighted average common shares — diluted	42,982,385	42,076,628
Diluted net income (loss) per share	$0.11	$(0.54)

For the three months ended September 30, 2023 and 2022, 1,386 and 534,280 shares issuable in connection with stock options and restricted stock were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2023 and 2022, the Company’s effective income tax rate was 23.9% and 24.9%, respectively.

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

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2023 and June 30, 2023, the finance lease liability was $64.7 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%. As of September 30, 2023 and June 30, 2023, the balance of the associated right-of-use assets was $45.8 million and $36.3 million, respectively. The right-of-use asset is recorded within property and equipment, net on the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.10% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

The Company entered into an agreement with CSI Leasing in August 2022 to provide financing for its leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

The following is a summary, as of September 30, 2023 and June 30, 2023, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2023	June 30, 2023

	(in thousands)

2024	$29,760	$37,056
2025	23,824	16,691
2026	12,515	5,457
2027	2,423	60
Total minimum payments	68,522	59,264
Less: imputed interest	(3,816)	(2,365)
Finance lease liability	64,706	56,899
Less: current portion of finance lease liability	(35,065)	(35,621)
Long-term finance lease liability	$29,641	$21,278

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of September 30, 2023 and June 30, 2023, the operating lease liability was $69.7 million and $73.9 million, respectively. As of September 30, 2023 and June 30, 2023, the balance of the associated right-of-use assets was $64.6 million and $69.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Individual operating leases range in terms of 1 to 10 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of September 30, 2023 and June 30, 2023, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2023	June 30, 2023

	(in thousands)

2024	$12,788	$16,341
2025	14,347	15,668
2026	12,436	12,290
2027	8,775	8,753
2028	7,748	7,727
Thereafter	19,978	19,975
Total minimum payments	76,072	80,754
Less: imputed interest	(6,364)	(6,880)
Operating lease liability	69,708	73,874
Less: current portion of operating lease liability	(14,717)	(14,449)
Long-term operating lease liability	$54,991	$59,425

The Company is subleasing one of its facilities through September 2024, one through November 2024 and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of September 30, 2023 and June 30, 2023, respectively, of the expected sublease income:

	September 30, 2023	June 30, 2023

	(in thousands)

2024	$577	$836
2025	455	455
2026	139	139
Total sublease income	$1,171	$1,430

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three months ended September 30, 2023 and 2022:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended September 30,
	2023		2022

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$8,842		$9,934
Interest on lease liabilities	517		388
Instructional costs and services:
Operating lease cost	2,558		3,715
Short-term lease cost	13		24
Sublease income	(132)		(282)
Selling, general, and administrative expenses:
Operating lease cost	2,199		586
Short-term lease cost	56		94
Sublease income	(123)		(80)
Total lease cost	$13,930		$14,379

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,619)		$(2,605)
Financing cash flows from finance leases	(11,721)		(9,314)
Right-of-use assets obtained in exchange for new finance lease liabilities	17,843		19,907
Right-of-use assets obtained in exchange for new operating lease liabilities	625		576
Weighted-average remaining lease term - finance leases	1.68	yrs.	1.82	yrs.
Weighted-average remaining lease term - operating leases	5.96	yrs.	6.51	yrs.
Weighted-average discount rate - finance leases	4.67%		3.00%
Weighted-average discount rate - operating leases	2.84%		2.77%

6.   Debt

The following is a summary, as of September 30, 2023 and June 30, 2023, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2023	June 30, 2023

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(6,548)	(6,965)
Total debt	413,452	413,035
Less: current portion of debt	—	—
Long-term debt	$413,452	$413,035

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended September 30, 2023 and 2022, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended September 30, 2023 and 2022, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2023, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of September 30, 2023, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As of September 30, 2023, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,871,938. As of September 30, 2023, there were 2,007,224 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the three months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	815,233	$36.91
Granted	424,909	40.73
Vested	(148,580)	37.57
Canceled	(30,085)	35.54
Nonvested, September 30, 2023	1,061,477	$38.38

Performance-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2023, zero new performance-based restricted stock awards were granted and in total, 13,461 remain nonvested at September 30, 2023. During the three months ended September 30, 2023,

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

13,773 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Service-Based Restricted Stock Awards (included above)

During the three months ended September 30, 2023, 424,909 new service-based restricted stock awards were granted and in total, 1,048,017 remain nonvested at September 30, 2023. During the three months ended September 30, 2023, 134,807 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2023, there was $33.1 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.1 years. The fair value of restricted stock awards granted for the three months ended September 30, 2023 and 2022 was $17.3 million and $17.7 million, respectively. The total fair value of shares vested for the three months ended September 30, 2023 and 2022 was $5.9 million and $17.9 million, respectively. During the three months ended September 30, 2023 and 2022, the Company recognized $3.8 million and $4.6 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

Performance share unit activity (excluding liability-classified awards) during the three months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	496,869	$34.99
Granted	354,090	40.77
Vested	—	—
Canceled	(5,000)	34.41
Nonvested, September 30, 2023	845,959	$37.42

Fiscal Year 2024 LTIP

During the three months ended September 30, 2023, the Company granted 354,090 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

grant date fair value of $14.4 million, or a weighted average grant-date fair value of $40.84 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2027. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2023 LTIP

During the fiscal year 2023, the Company granted 289,640 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $10.0 million, or a weighted average grant-date fair value of $34.41 per share. Fifty percent of the earned award is based on operating income performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. The grant date fair value of Tranche #1 was remeasured in October 2022 as a result of a modification of the terms of the award. Originally, performance was tied to gross margin. The metric was changed to operating income to better align with shareholder feedback and technology industry and peer group common practice. The modification of the performance criteria from gross margin to operating income resulted in a new fair market value as of the modification date of $4.8 million, a decrease of $0.8 million. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

Fiscal Year 2022 LTIP

During fiscal year 2022, the Company granted 250,250 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at threshold.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Summary of All Performance Share Units

As of September 30, 2023, there was $15.1 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 2.1 years. During the three months ended September 30, 2023 and 2022, the Company recognized $4.5 million and $0.9 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the three months ended September 30, 2023 and 2022 is $0.2 million and $0.3 million, respectively, related to the Tech Elevator time-based portion of the MIP. This amount was recorded in accrued liabilities on the condensed consolidated balance sheets because it is a liability-classified award.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	99,535	$27.38
Granted	252	37.30
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2023	99,787	$27.40

Summary of All Deferred Stock Units

As of September 30, 2023, there was $0.2 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.2 years. During the three months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to DSUs.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three months ended September 30, 2023 and 2022, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. As of September 30, 2023, $2.5 million remains outstanding as related to the fiscal year 2021 accrual.

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

On December 21, 2020 and April 30, 2021, respectively, related derivative lawsuits captioned Larry Shemen, et al v. Aida M. Alvarez, et al, Case No. 1:20-cv-01731 (the “Shemen Case”), and Wajid Ahmed v. Aida M. Alvarez, et al, Case No.1:21-cv-00618 (the “Ahmed Case) were filed by three of the Company’s shareholders in the United States District Court for the District of Delaware. The plaintiffs purported to assert claims on the Company’s behalf against certain of its officers and directors for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, and for violation of Sections 14(a) and 20(a) of the Exchange Act, based on substantially the same facts alleged in the Consolidated Securities Class Action. By stipulation of the parties on May 14, 2021, the Court consolidated the Shemen Case and the Ahmed Case under the caption In re Stride Inc. Derivative Litigation, Case No. 20-01731 (the “Consolidated Derivative Action”), designated as operative the complaint filed in the Ahmed Case, and stayed all proceedings pending final resolution of the Consolidated Securities Class Action. On December 29, 2022, upon stipulation of the parties, the Court approved the voluntary dismissal of the plaintiffs’claims, without prejudice, in light of the dismissal of the Consolidated Securities Class Action.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Acquisitions and Investments

Investments in Limited Partnerships

The Company invested in three early stage funds focused on career education with a total commitment of $15.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. and New Markets Education Partners III, L.P. (collectively, “New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of September 30, 2023, the Company has contributed an aggregate $11.5 million to these funds: $3.5 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $8.0 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2023	2022

	(In thousands)
Cash paid for interest	$2,911	$2,796
Cash paid for taxes	$36,275	$21,296

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$-	385
Right-of-use assets obtained in exchange for new finance lease liabilities	17,843	19,907

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$138	$101
Stock-based compensation expense capitalized on curriculum development	36	19
Non-cash purchase price related to business combinations	—	5,423

Business combinations:
Acquired assets	$—	$1,132
Intangible assets	—	1,309
Goodwill	—	5,217
Assumed liabilities	—	(385)
Deferred revenue	—	(441)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which we refer to as our Annual Report, and in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2023.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception. In our most recent academic year ended June 30, 2023, we graduated 13,435 high school students.

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

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2023-2024 school year, we provide our school-as-a-service offering for 92 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the three months ended September 30, 2023, revenues increased to $480.2 million from $425.2 million in the prior year, an increase of 12.9%. Over the same period, operating income increased to $3.3 million from an operating loss of $28.7 million in the prior year. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2023 were 187.9 thousand, an increase of 14.0 thousand, or 8.1%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2023 / 2022
	2023	2022	Change	Change %

	(In thousands, except percentages)

General Education (1)	117.6	112.3	5.3	4.7%
Career Learning (1) (2)	70.3	61.6	8.7	14.1%
Total Enrollment	187.9	173.9	14.0	8.1%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2023 for the first quarter of fiscal year 2024 and September 30, 2022 for the first quarter of fiscal year 2023.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2023 / 2022
	2023	2022	$	%

	(In thousands, except percentages)

General Education	$299,338	$271,658	$27,680	10.2%
Career Learning
Middle - High School	150,974	125,535	25,439	20.3%
Adult	29,869	27,957	1,912	6.8%
Total Career Learning	180,843	153,492	27,351	17.8%
Total Revenues	$480,181	$425,150	$55,031	12.9%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2023		2022

	(Dollars in thousands)
Revenues	$480,181	100.0%	$425,150	100.0%
Instructional costs and services	307,293	64.0	295,501	69.5
Gross margin	172,888	36.0	129,649	30.5
Selling, general, and administrative expenses	169,568	35.3	158,368	37.2
Income (loss) from operations	3,320	0.7	(28,719)	(6.8)
Interest expense, net	(2,068)	(0.4)	(2,046)	(0.5)
Other income, net	5,165	1.1	1,037	0.2
Income (loss) before income taxes and loss from equity method investments	6,417	1.3	(29,728)	(7.0)
Income tax benefit (expense)	(1,536)	(0.3)	7,507	1.8
Loss from equity method investments	(3)	(0.0)	(451)	(0.1)
Net income attributable to common stockholders	$4,878	1.0%	$(22,672)	(5.3)%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues.  Our revenues for the three months ended September 30, 2023 were $480.2 million, representing an increase of $55.0 million, or 12.9%, from $425.2 million for the same period in the prior year. General Education revenues increased $27.7 million, or 10.2%, year over year. The increase in General Education revenues was primarily due to the 4.7% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $27.4 million, or 17.8%, primarily due to a 14.1% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2023 were $307.3 million, representing an increase of $11.8 million, or 4.0%, from $295.5 million for the same period in the prior year. This increase in expense was due to the timing of hiring of personnel and salary increases. Instructional costs and services expenses were 64.0% of revenues during the three months ended September 30, 2023, a decrease from 69.5% for the three months ended September 30, 2022.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2023 were $169.6 million, representing an increase of $11.2 million, or 7.1% from $158.4 million for the same period in the prior year. The increase was primarily due to an increase of $7.8 million in bad debt expense and $6.1 million in personnel and related benefit costs, including stock-based compensation, partially offset by a decrease of $4.2 million in professional fees and marketing expenses. Selling, general, and administrative expenses were 35.3% of revenues during the three months ended September 30, 2023, a decrease from 37.2% for the three months ended September 30, 2022.

Other income (expense), net. Other income, net for the three months ended September 30, 2023 was $5.2 million as compared to $1.0 million in the three months ended September 30, 2022. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $1.5 million  for the three months ended September 30, 2023, or 23.9%  of income before income taxes, as compared to a benefit of $7.5 million, or 24.9% of loss before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily due to the impact of non-deductible compensation.

Liquidity and Capital Resources

As of September 30, 2023, we had net working capital, or current assets minus current liabilities, of $781.1 million. Our working capital includes cash and cash equivalents of $254.6 million and accounts receivable of $629.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2023.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2023, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of September 30, 2023, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2023 and June 30, 2023, the finance lease liability was $64.7 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.10% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2023 was $135.3 million compared to $143.1 million for the three months ended September 30, 2022. The decrease of $7.8 million was primarily due to the increase in net income as adjusted for non-cash items, an increase in accounts payable and lower decrease in accrued compensation as compared to the prior year, partially offset by an increase in accounts receivable and lower increase in deferred revenue as compared to the prior year.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2023 was $7.1 million compared to $26.5 million for the three months ended September 30, 2022, a decrease of $19.4 million. The decrease was primarily due to higher net maturities of marketable securities of $17.3 million and a decrease in capital expenditures year over year of $0.7 million.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2023 was $13.8 million compared to $25.2 million during the three months ended September 30, 2022, a decrease of $11.4 million. The decrease was primarily due to a decrease in the repurchase of restricted stock for income tax withholding of $6.8 million and a payment of contingent consideration of $7.0 million during the three months ended September 30, 2022, partially offset by an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $2.4 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of September 30, 2023 and June 30, 2023, we had cash and cash equivalents totaling $254.6 million and $410.8 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At September 30, 2023, a 1% gross increase in interest rates for our variable-interest instruments would result in a $2.5 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At September 30, 2023, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review and because of the previously-reported material weakness in internal control over financial reporting,  our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Notwithstanding the material weakness described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, management identified a material weakness in its internal control over financial reporting because it did not have effective information technology general controls related to user access, program change, and data processing over its information technology systems used by the Company for financial reporting.

Remediation Plan and Status

As of September 30, 2023, the material weakness previously disclosed has not yet been fully remediated. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and are operating effectively. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above.

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

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 10 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on August 16, 2023.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 25, 2023