Form 10-Q
period 2024-03-31
Stride, Inc.
filed 2024-04-24
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 19, 2024, the Registrant had 43,254,938 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$376,577	$410,807
Accounts receivable, net of allowance of $34,852 and $30,031	577,792	463,722
Inventories, net	21,038	36,716
Prepaid expenses	40,127	24,817
Other current assets	193,547	129,137
Total current assets	1,209,081	1,065,199
Operating lease right-of-use assets, net	57,725	69,508
Property and equipment, net	57,213	52,332
Capitalized software, net	83,320	83,465
Capitalized curriculum development costs, net	51,451	50,787
Intangible assets, net	64,668	74,771
Goodwill	246,676	246,676
Deferred tax asset	14,773	8,776
Deposits and other assets	107,306	109,152
Total assets	$1,892,213	$1,760,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$37,156	$48,854
Accrued liabilities	67,671	76,626
Accrued compensation and benefits	62,383	57,426
Deferred revenue	70,907	76,159
Current portion of finance lease liability	30,991	35,621
Current portion of operating lease liability	12,853	14,449
Total current liabilities	281,961	309,135
Long-term finance lease liability	29,920	21,278
Long-term operating lease liability	48,418	59,425
Long-term debt	414,271	413,035
Other long-term liabilities	14,436	10,497
Total liabilities	789,006	813,370
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,586,413 and 48,339,048 shares issued; and 43,251,670 and 43,004,305 shares outstanding, respectively	4	4
Additional paid-in capital	709,997	695,480
Accumulated other comprehensive loss	(42)	(35)
Retained earnings	495,730	354,329
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,103,207	947,296
Total liabilities and stockholders' equity	$1,892,213	$1,760,666

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(In thousands except share and per share data)
Revenues	$520,837	$470,284	$1,505,886	$1,353,869
Instructional costs and services	319,508	295,032	930,495	878,880
Gross margin	201,329	175,252	575,391	474,989
Selling, general, and administrative expenses	113,016	103,053	399,469	363,436
Income from operations	88,313	72,199	175,922	111,553
Interest expense, net	(2,404)	(2,206)	(6,494)	(6,334)
Other income, net	7,678	4,587	19,381	9,594
Income before income taxes and income (loss) from equity method investments	93,587	74,580	188,809	114,813
Income tax expense	(24,657)	(19,525)	(48,383)	(30,878)
Income (loss) from equity method investments	757	407	975	(440)
Net income attributable to common stockholders	$69,687	$55,462	$141,401	$83,495
Net income attributable to common stockholders per share:
Basic	$1.63	$1.31	$3.32	$1.98
Diluted	$1.60	$1.30	$3.26	$1.96
Weighted average shares used in computing per share amounts:
Basic	42,684,561	42,375,480	42,581,869	42,237,056
Diluted	43,655,841	42,714,090	43,389,903	42,652,223

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(In thousands)
Net income	$69,687	$55,462	$141,401	$83,495
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(128)	(7)	(84)

Comprehensive income attributable to common stockholders	$69,689	$55,334	$141,394	$83,411

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	4,878	—	—	4,878
Stock-based compensation expense	—	—	8,399	—	—	—	—	8,399
Issuance of restricted stock awards	424,909	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(30,085)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(52,592)	—	(2,080)	—	—	—	—	(2,080)
Balance, September 30, 2023	48,681,280	$4	$701,799	$(35)	$359,207	(5,334,743)	$(102,482)	$958,493
Net income	—	—	—	—	66,836	—	—	66,836
Foreign currency translation adjustment	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	8,429	—	—	—	—	8,429
Vesting of performance share units, net of tax withholding	15,324	—	—	—	—	—	—	—
Issuance of restricted stock awards	42,701	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,656)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,236)	—	(1,071)	—	—	—	—	(1,071)
Balance, December 31, 2023	48,718,413	$4	$709,157	$(44)	$426,043	(5,334,743)	$(102,482)	$1,032,678
Net income	—	—	—	—	69,687	—	—	69,687
Foreign currency translation adjustment	—	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	5,409	—	—	—	—	5,409
Vesting of performance share units, net of tax withholding	16,102							—
Issuance of restricted stock awards	19,108	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(91,156)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(76,054)	—	(4,569)	—	—	—	—	(4,569)
Balance, March 31, 2024	48,586,413	$4	$709,997	$(42)	$495,730	(5,334,743)	$(102,482)	$1,103,207

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581
Net loss	—	—	—	—	(22,672)	—	—	(22,672)
Foreign currency translation adjustment	—	—	—	375	—	—	—	375
Stock-based compensation expense	—	—	5,295	—	—	—	—	5,295
Exercise of stock options	675	—	10	—	—	—	—	10
Vesting of performance share units, net of tax withholding	48,916	—	—	—	—	—	—	—
Issuance of restricted stock awards	460,411	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(27,184)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(209,010)	—	(8,766)	—	—	—	—	(8,766)
Balance, September 30, 2022	48,386,472	$4	$683,993	$518	$204,790	(5,334,743)	$(102,482)	$786,823
Net income	—	—	—	—	50,705	—	—	50,705
Foreign currency translation adjustment	—	—	—	(331)	—	—	—	(331)
Stock-based compensation expense	—	—	6,132	—	—	—	—	6,132
Vesting of performance share units, net of tax withholding	31,088	—	—	—	—	—	—	—
Issuance of restricted stock awards	76,685	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(36,820)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(25,849)	—	(1,430)	—	—	—	—	(1,430)
Balance, December 31, 2022	48,431,576	$4	$688,695	$187	$255,495	(5,334,743)	$(102,482)	$841,899
Net income	—	—	—	—	55,462	—	—	55,462
Foreign currency translation adjustment	—	—	—	(128)	—	—	—	(128)
Stock-based compensation expense	—	—	4,722	—	—	—	—	4,722
Exercise of stock options	675	—	10	—	—	—	—	10
Issuance of restricted stock awards	21,472	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,382)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(62,933)	—	(2,604)	—	—	—	—	(2,604)
Balance, March 31, 2023	48,376,408	$4	$690,823	$59	$310,957	(5,334,743)	$(102,482)	$899,361

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2024	2023

	(In thousands)
Cash flows from operating activities
Net income	$141,401	$83,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81,464	80,656
Stock-based compensation expense	21,272	15,196
Deferred income taxes	(4,629)	2,982
Provision for credit losses	18,895	5,939
Amortization of fees on debt	1,236	1,200
Noncash operating lease expense	11,055	11,039
Other	1,444	(2,015)
Changes in assets and liabilities:
Accounts receivable	(133,144)	(61,949)
Inventories, prepaid expenses, deposits and other current and long-term assets	(2,763)	(9,966)
Accounts payable	(11,585)	(26,101)
Accrued liabilities	(9,875)	(6,455)
Accrued compensation and benefits	4,834	(19,130)
Operating lease liability	(11,695)	(8,602)
Deferred revenue and other liabilities	(1,315)	39,931
Net cash provided by operating activities	106,595	106,220
Cash flows from investing activities
Purchase of property and equipment	(1,500)	(3,579)
Capitalized software development costs	(30,130)	(32,574)
Capitalized curriculum development costs	(13,534)	(12,798)
Sale of other investments	—	60
Acquisition of assets	—	(1,409)
Other acquisitions, loans and investments, net of distributions	(693)	(1,377)
Proceeds from the maturity of marketable securities	107,020	66,204
Purchases of marketable securities	(162,179)	(85,289)
Net cash used in investing activities	(101,016)	(70,762)
Cash flows from financing activities
Repayments on finance lease obligations	(32,212)	(31,238)
Payments of contingent consideration	—	(7,024)
Proceeds from exercise of stock options	—	20
Repurchase of restricted stock for income tax withholding	(7,597)	(12,936)
Net cash used in financing activities	(39,809)	(51,178)
Net change in cash, cash equivalents and restricted cash	(34,230)	(15,720)
Cash, cash equivalents and restricted cash, beginning of period	410,807	389,398
Cash, cash equivalents and restricted cash, end of period	$376,577	$373,678

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2024 and 2023, the condensed consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2024, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements at that date.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2024 and 2023. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2024 and 2023, the Company’s revenues included a reduction for net school operating losses at the schools of $3.3 million and $2.7 million, respectively, and $11.6 million and $19.2 million for the nine months ended March 31, 2024 and 2023, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended March 31, 2024 and 2023 were $147.6 million and $126.0 million, respectively, and for the nine months ended March 31, 2024 and 2023 were $426.3 million and $374.3 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended March 31, 2024 and 2023, approximately 94% and 90%, respectively, of the Company’s General Education revenues, and 99% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the nine months ended March 31, 2024 and 2023, approximately 93% and 90%, respectively, of the Company’s General Education revenues, and 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(In thousands)

General Education	$328,894	$289,566	$942,135	$835,989
Career Learning
Middle - High School	167,919	150,772	483,972	430,101
Adult	24,024	29,946	79,779	87,779
Total Career Learning	191,943	180,718	563,751	517,880
Total Revenues	$520,837	$470,284	$1,505,886	$1,353,869

Concentration of Customers

During the three and nine months ended March 31, 2024 and 2023, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,	June 30,
	2024	2023	2022

	(In thousands)

Accounts receivable	$577,792	$463,722	$418,558
Unbilled receivables (included in accounts receivable)	21,073	20,647	19,702
Deferred revenue	70,907	76,159	53,630
Deferred revenue, long-term (included in other long-term liabilities)	1,658	2,061	3,099

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the previous January 1st deferred revenue balance was $21.1 million and $31.4 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2024 and 2023 that was included in the previous July 1st deferred revenue balance was $40.1 million and $47.7 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded revenues of $4.3 million and $3.0 million, respectively, and $8.8 million and $27.0 million, respectively, during the nine months ended March 31, 2024 and 2023, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2024 was $1.7 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in other current assets on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income, dividends and net gains of $6.9 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively, and $18.1 million and $8.2 million for the nine months ended March 31, 2024 and 2023, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of March 31, 2024 and June 30, 2023, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of March 31, 2024, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $174.9 million and $19.2 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$47,548	$-	$47,548	$(80)	$47,468
U.S. Treasury Notes	26,679	-	26,679	(62)	26,617
Commercial Paper	119,881	-	119,881	4	119,885
Total	$194,108	$-	$194,108	$(138)	$193,970

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

The Company’s allowance for credit losses increased from $30.0 million as of June 30, 2023 to $34.9 million as of March 31, 2024. The increase of $4.9 million is comprised of a $18.9 million provision, less $14.0 million of amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2024 and June 30, 2023, $9.2 million and $13.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.5 million and $4.1 million at March 31, 2024 and June 30, 2023, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns.  The Company recorded accelerated depreciation of $1.0 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, and $3.3 million and $4.3 million for the nine months ended March 31, 2024 and 2023, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended March 31, 2024 and 2023 was $8.2 million and $10.2 million, respectively, and $25.2 million and $30.8 million, respectively, during the nine months ended March 31, 2024 and 2023. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended March 31, 2024 and 2023 was $1.0 million and $1.0 million, respectively, and $3.0 million and $3.6 million, respectively, during the nine months ended March 31, 2024 and 2023.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and $3.7 million and $2.6 million for the nine months ended March 31, 2024 and 2023, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $30.1 million and $32.6 million for the nine months ended March 31, 2024 and 2023, respectively. The Company recorded amortization expense related to capitalized software of $8.6 million and $7.0 million during the three months ended March 31, 2024 and 2023, respectively, and $25.4 million and $20.1 million during the nine months ended March 31, 2024 and 2023, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended March 31, 2024 and 2023 was $2.1 million and $1.4 million, respectively and $5.7 million and $4.1 million, respectively, during the nine months ended March 31, 2024 and 2023.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total capitalized curriculum development additions were $13.5 million and $12.8 million for the nine months ended March 31, 2024 and 2023, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended March 31, 2024 and 2023 was $4.3 million and $4.1 million, respectively, and $13.3 million and $12.3 million for the nine months ended March 31, 2024 and 2023, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2024 and 2023 was $2.8 million and $3.3 million, respectively, and $8.8 million and $9.8 million for the nine months ended March 31, 2024 and 2023, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $2.8 million, $10.5 million, $9.1 million, $7.4 million, and $5.5 million in the fiscal years ending June 30, 2024 through June 30, 2028, respectively, and $29.1 million thereafter.

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

During the three and nine months ended March 31, 2024 and 2023, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of March 31, 2024 and June 30, 2023:

	March 31, 2024			June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$76.6	$(26.8)	$49.8	$77.2	$(23.0)	$54.2
Customer and distributor relationships	37.4	(30.3)	7.1	38.4	(28.0)	10.4
Developed technology	21.7	(14.2)	7.5	22.0	(12.1)	9.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$137.1	$(72.4)	$64.7	$139.0	$(64.2)	$74.8

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended March 31, 2024 and 2023, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. convertible note is discussed in more detail in Note 11, “Acquisitions and Investments.” As of March 31, 2024, the estimated fair value of the long-term debt was $540.7 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of March 31, 2024, the estimated fair value of the Company’s marketable securities was $194.0 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

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

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2024 or June 30, 2023.

There was no activity related to the Company’s fair value measurements categorized as Level 3 during the three months ended March 31, 2023, or the three and nine months ended March 31, 2024.

The following table presents activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the nine months ended March 31, 2023:

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$69,687	$55,462	$141,401	$83,495
Weighted average common shares — basic	42,684,561	42,375,480	42,581,869	42,237,056
Basic net income per share	$1.63	$1.31	$3.32	$1.98

Diluted net income per share computation:

Net income attributable to common stockholders	$69,687	$55,462	$141,401	$83,495
Share computation:
Weighted average common shares — basic	42,684,561	42,375,480	42,581,869	42,237,056
Effect of dilutive stock options and restricted stock awards	971,280	338,610	808,034	415,167
Weighted average common shares — diluted	43,655,841	42,714,090	43,389,903	42,652,223
Diluted net income per share	$1.60	$1.30	$3.26	$1.96

For the three months ended March 31, 2024 and 2023, 3,149 and 26,143 shares issuable in connection with stock options, restricted stock, and convertible debt were excluded from the diluted income per common share calculation because the effect would have been antidilutive. For the nine months ended March 31, 2024 and 2023, 6,818 and 23,232 shares were excluded, respectively.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2024 and 2023, the Company’s effective income tax rate was 26.1% and 26.0%, respectively, and for the nine months ended March 31, 2024 and 2023, the rate was 25.5% and 27.0%, respectively.

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

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2024 and June 30, 2023, the finance lease liability was $60.9 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%. As of March 31, 2024 and June 30, 2023, the balance of the associated right-of-use assets was $45.2 million and $36.3 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of March 31, 2024 and June 30, 2023, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	March 31, 2024	June 30, 2023

	(in thousands)

2024	$9,884	$37,056
2025	29,942	16,691
2026	18,635	5,457
2027	6,490	60
Total minimum payments	64,951	59,264
Less: imputed interest	(4,040)	(2,365)
Finance lease liability	60,911	56,899
Less: current portion of finance lease liability	(30,991)	(35,621)
Long-term finance lease liability	$29,920	$21,278

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of March 31, 2024 and June 30, 2023, the operating lease liability was $61.3 million and $73.9 million, respectively. As of March 31, 2024 and June 30, 2023, the balance of the associated right-of-use assets was $57.7 million and $69.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 10 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of March 31, 2024 and June 30, 2023, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2024	June 30, 2023

	(in thousands)

2024	$3,720	$16,341
2025	14,288	15,668
2026	12,378	12,290
2027	8,716	8,753
2028	7,714	7,727
Thereafter	19,978	19,975
Total minimum payments	66,794	80,754
Less: imputed interest	(5,523)	(6,880)
Operating lease liability	61,271	73,874
Less: current portion of operating lease liability	(12,853)	(14,449)
Long-term operating lease liability	$48,418	$59,425

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through September 2024, one through November 2024 and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of March 31, 2024 and June 30, 2023, respectively, of the expected sublease income:

	March 31, 2024	June 30, 2023

	(in thousands)

2024	$192	$836
2025	455	455
2026	139	139
Total sublease income	$786	$1,430

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the three and nine months ended March 31, 2024 and 2023:

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024		2023

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$7,775	$9,853	$23,760		$29,804
Interest on lease liabilities	887	609	1,870		1,504
Instructional costs and services:
Operating lease cost	2,363	2,837	7,284		9,191
Short-term lease cost	10	24	42		79
Sublease income	(66)	(265)	(263)		(817)
Selling, general, and administrative expenses:
Operating lease cost	1,146	584	4,891		1,756
Short-term lease cost	16	53	128		193
Sublease income	(123)	(123)	(368)		(283)
Total lease cost	$12,008	$13,572	$37,344		$41,427

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,108)	$(2,636)	$(11,695)		$(8,602)
Financing cash flows from finance leases	(9,721)	(11,300)	(32,212)		(31,238)
Right-of-use assets obtained in exchange for new finance lease liabilities	6,220	4,213	32,497		29,425
Right-of-use assets obtained in exchange for new operating lease liabilities	180	—	805		576
Weighted-average remaining lease term - finance leases			2.09	yrs.	1.84	yrs.
Weighted-average remaining lease term - operating leases			5.80	yrs.	6.25	yrs.
Weighted-average discount rate - finance leases			5.45%		3.66%
Weighted-average discount rate - operating leases			2.93%		2.78%

6.   Debt

The following is a summary, as of March 31, 2024 and June 30, 2023, respectively, of the components of the Company’s outstanding long-term debt:

	March 31, 2024	June 30, 2023

	(in thousands)

Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(5,729)	(6,965)
Total debt	414,271	413,035
Less: current portion of debt	—	—
Long-term debt	$414,271	$413,035

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended March 31, 2024 and 2023, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively, and $3.5 million and $3.5 million, respectively, for the nine months ended March 31, 2024 and 2023.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended March 31, 2024 and 2023, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively, and $1.2 million and $1.2 million, respectively, during the nine months ended March 31, 2024 and 2023.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of March 31, 2024, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of March 31, 2024, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

As of March 31, 2024, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,048,223. As of March 31, 2024, there were 1,623,756 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

Restricted stock award activity during the nine months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	815,233	$36.91
Granted	486,718	41.99
Vested	(411,627)	36.39
Canceled	(130,896)	36.33
Nonvested, March 31, 2024	759,428	$40.55

Performance-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2024, zero new performance-based restricted stock awards were granted and in total, zero remain nonvested at March 31, 2024. During the nine months ended March 31, 2024, 27,234 performance-

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

Service-Based Restricted Stock Awards (included above)

During the nine months ended March 31, 2024, 486,718 new service-based restricted stock awards were granted and in total, 759,428 remain nonvested at March 31, 2024. During the nine months ended March 31, 2024, 384,393 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2024, there was $24.5 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2024 and 2023 was $20.4 million and $21.1 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2024 and 2023 was $21.6 million and $28.0 million, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $4.1 million and $3.7 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2024 and 2023, the expense was $12.4 million and $12.3 million, respectively.

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

Performance share unit activity (excluding liability-classified awards) during the nine months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	496,869	$34.99
Granted	375,725	41.85
Vested	(22,468)	49.62
Canceled	(82,155)	37.08
Nonvested, March 31, 2024	767,971	$37.70

Fiscal Year 2024 LTIP

During the nine months ended March 31, 2024, the Company granted 354,090 PSUs at target under a Long Term

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

Summary of All Performance Share Units

As of March 31, 2024, there was $9.9 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.6 years. During the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $1.0 million, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2024 and 2023, the expense was $8.7 million and $2.9 million, respectively. Included in the stock-based compensation expense above, for the three months ended March 31, 2024 and 2023 is zero and $0.2 million, respectively, and for the nine months ended March 31, 2024 and 2023 is $0.3 million and $0.8 million, respectively, related to the Tech Elevator time-based portion of the MIP. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

Deferred Stock Units (“DSU”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the nine months ended March 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2023	99,535	$27.38
Granted	12,924	59.49
Vested	(16,102)	22.91
Canceled	—	—
Nonvested, March 31, 2024	96,357	$32.42

Summary of All Deferred Stock Units

As of March 31, 2024, there was $0.5 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.7 years. During the three months ended March 31, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, of stock-based compensation expense related to DSUs. During the nine months ended March 31, 2024 and 2023, the expense was $0.7 million and $0.5 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three and nine months ended March 31, 2024 and 2023, contributions made by the Company to Future of School were zero. In

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. As of March 31, 2024, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Acquisitions and Investments

Investments in Limited Partnerships

The Company invested in three early stage funds focused on career education with a total commitment of $15.0 million. The Company invested in Rethink Education III, LP (“Rethink”) and New Markets Education Partners II, L.P. and New Markets Education Partners III, L.P. (collectively, “New Markets”) to support the development of new technologies that will advance online learning, to find early opportunities to adopt those new technologies at Stride, and to simultaneously achieve a reasonable return on investment. As of March 31, 2024, the Company has contributed an aggregate $12.0 million to these funds: $3.5 million is an investment in New Markets and is recorded at cost and will be adjusted, as necessary, for impairment; and $8.5 million is an investment in Rethink and is recorded under the equity method of accounting. The Company’s investments in these funds are included in deposits and other assets on the condensed consolidated balance sheets.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2024	2023

	(In thousands)
Cash paid for interest	$6,623	$6,342
Cash paid for taxes	$64,420	$34,015

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$-	385
Right-of-use assets obtained in exchange for new finance lease liabilities	32,497	29,425

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$400	$376
Stock-based compensation expense capitalized on curriculum development	108	61
Non-cash purchase price related to business combinations	—	5,861

Business combinations:
Acquired assets	$—	$1,132
Intangible assets	—	1,309
Goodwill	—	5,655
Assumed liabilities	—	(385)
Deferred revenue	—	(441)

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2024.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We offer a wide range of individual products and services, as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools.  More than three million students have attended schools powered by Stride curriculum and services since our inception. In our most recent academic year ended June 30, 2023, we graduated 13,435 high school students from our partner schools.

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

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. During any fiscal year, we may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notices of termination, or customers may transition a school to a different offering. For the 2023-2024 school year, we provide our school-as-a-service offering for 91 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the nine months ended March 31, 2024, revenues increased to $1,505.9 million from $1,353.9 million in the prior year, an increase of 11.2%. Over the same period, operating income increased to $175.9 million from $111.6 million in the prior year. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the nine months ended March 31, 2024 were 194.6 thousand, an increase of 15.8 thousand, or 8.8%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates differed from actual reimbursements by less than 2% of annual revenue, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		2024 / 2023		March 31,		2024 / 2023
	2024	2023	Change	Change %	2024	2023	Change	Change %

	(In thousands, except percentages)

General Education (1)	124.6	114.6	10.0	8.7%	121.9	112.8	9.1	8.1%
Career Learning (1) (2)	73.8	67.2	6.6	9.8%	72.7	66.0	6.7	10.2%
Total Enrollment	198.4	181.8	16.6	9.1%	194.6	178.8	15.8	8.8%

(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2023 for the first quarter of fiscal year 2024 and September 30, 2022 for the first quarter of fiscal year 2023.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2024 / 2023		March 31,		Change 2024 / 2023
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)

General Education	$328,894	$289,566	$39,328	13.6%	$942,135	$835,989	$106,146	12.7%
Career Learning
Middle - High School	167,919	150,772	17,147	11.4%	483,972	430,101	53,871	12.5%
Adult	24,024	29,946	(5,922)	(19.8%)	79,779	87,779	(8,000)	(9.1%)
Total Career Learning	191,943	180,718	11,225	6.2%	563,751	517,880	45,871	8.9%
Total Revenues	$520,837	$470,284	$50,553	10.7%	$1,505,886	$1,353,869	$152,017	11.2%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023

	(Dollars in thousands)
Revenues	$520,837	100.0%	$470,284	100.0%	$1,505,886	100.0%	$1,353,869	100.0%
Instructional costs and services	319,508	61.3	295,032	62.7	930,495	61.8	878,880	64.9
Gross margin	201,329	38.7	175,252	37.3	575,391	38.2	474,989	35.1
Selling, general, and administrative expenses	113,016	21.7	103,053	21.9	399,469	26.5	363,436	26.8
Income from operations	88,313	17.0	72,199	15.4	175,922	11.7	111,553	8.2
Interest expense, net	(2,404)	(0.5)	(2,206)	(0.5)	(6,494)	(0.4)	(6,334)	(0.5)
Other income, net	7,678	1.5	4,587	1.0	19,381	1.3	9,594	0.7
Income before income taxes and income (loss) from equity method investments	93,587	18.0	74,580	15.9	188,809	12.5	114,813	8.5
Income tax expense	(24,657)	(4.7)	(19,525)	(4.2)	(48,383)	(3.2)	(30,878)	(2.3)
Income (loss) from equity method investments	757	0.1	407	0.1	975	0.1	(440)	(0.0)
Net income attributable to common stockholders	$69,687	13.4%	$55,462	11.8%	$141,401	9.4%	$83,495	6.2%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues.  Our revenues for the three months ended March 31, 2024 were $520.8 million, representing an increase of $50.5 million, or 10.7%, from $470.3 million for the same period in the prior year. General Education revenues increased $39.3 million, or 13.6%, year over year. The increase in General Education revenues was primarily due to the 8.7% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $11.2 million, or 6.2%, primarily due to a 9.8% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended March 31, 2024 were $319.5 million, representing an increase of $24.5 million, or 8.3%, from $295.0 million for the same period in the prior year. This increase in expense was due to growth, higher volume and salary increases. Instructional costs and services expenses were 61.3% of revenues during the three months ended March 31, 2024, a decrease from 62.7% for the three months ended March 31, 2023.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended March 31, 2024 were $113.0 million, representing an increase of $9.9 million, or 9.6% from $103.1 million for the same period in the prior year. The increase was primarily due to an increase of $8.8 million in professional fees and marketing expenses. Selling, general, and administrative expenses were 21.7% of revenues during the three months ended March 31, 2024, a decrease from 21.9% for the three months ended March 31, 2023.

Other income (expense), net. Other income, net for the three months ended March 31, 2024 was $7.7 million as compared to $4.6 million in the three months ended March 31, 2023. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $24.7 million for the three months ended March 31, 2024, or 26.1% of income before income taxes, as compared to an expense of $19.5 million, or 26.0% of income before income taxes for the same period in the prior year.

Comparison of the Nine Months Ended March 31, 2024 and 2023

Revenues.  Our revenues for the nine months ended March 31, 2024 were $1,505.9 million, representing an increase of $152.0 million, or 11.2%, from $1,353.9 million for the same period in the prior year. General Education revenues increased $106.1 million, or 12.7%, year over year. The increase in General Education revenues was primarily due to the 8.1% increase in enrollments, school mix (distribution of enrollments by school), and other factors. Career Learning revenues increased $45.9 million, or 8.9%, primarily due to a 10.2% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the nine months ended March 31, 2024 were $930.5 million, representing an increase of $51.6 million, or 5.9%, from $878.9 million for the same period in the prior year. This increase in expense was due to the timing of hiring of personnel and salary increases. Instructional costs and services expenses were 61.8% of revenues during the nine months ended March 31, 2024, a decrease from 64.9% for the nine months ended March 31, 2023.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the nine months ended March 31, 2024 were $399.5 million, representing an increase of $36.1 million, or 9.9% from $363.4 million for the same period in the prior year. The increase was primarily due to an increase of $13.0 million in bad debt expense, $9.9 million in professional fees and marketing expenses, and $9.8 million in personnel and related benefit costs, including stock-based compensation. Selling, general, and administrative expenses were 26.5% of revenues during the nine months ended March 31, 2024, a decrease from 26.8% for the nine months ended March 31, 2023.

Other income (expense), net. Other income, net for the nine months ended March 31, 2024 was $19.4 million as compared to $9.6 million in the nine months ended March 31, 2023. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $48.4 million for the nine months ended March 31, 2024, or 25.5% of income before income taxes, as compared to an expense of $30.9 million, or 27.0% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the nine months ended March 31, 2024 was primarily due to the tax impacts of non-deductible compensation and Tallo transaction, which were partially offset by the decrease in excess tax benefit of stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2024, we had net working capital, or current assets minus current liabilities, of $927.1 million. Our working capital includes cash and cash equivalents of $376.6 million and accounts receivable of $577.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2024.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of March 31, 2024, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of March 31, 2024, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2024 and June 30, 2023, the finance lease liability was $60.9 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2024 was $106.6 million compared to $106.2 million for the nine months ended March 31, 2023. The increase of $0.4 million was primarily due to the increase in net income as adjusted for non-cash items, a lower decrease in accrued compensation and accounts payable as compared to the prior year, partially offset by a larger increase in accounts receivable and a decrease in deferred revenue as compared to the prior year.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2024 was $101.0 million compared to $70.8 million for the nine months ended March 31, 2023, an increase of $30.2 million. The increase was primarily due to higher net purchases of marketable securities of $36.1 million partially offset by a decrease in capital expenditures year over year of $3.9 million.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2024 was $39.8 million compared to $51.2 million during the nine months ended March 31, 2023, a decrease of $11.4 million. The decrease was primarily due to a decrease in the repurchase of restricted stock for income tax withholding of $5.3 million and a payment of contingent consideration of $7.0 million during the three months ended September 30, 2022, partially offset by an increase in the repayment of finance lease obligations incurred for the acquisition of student computers of $1.0 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of March 31, 2024 and June 30, 2023, we had cash and cash equivalents totaling $376.6 million and $410.8 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At March 31, 2024, a 1% gross increase in interest rates for our variable-interest instruments would result in a $3.8 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At March 31, 2024, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review and because of the previously-reported material weakness in internal control over financial reporting,  our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

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

Remediation Plan and Status

As of  March 31, 2024, the material weakness previously disclosed has not yet been fully remediated. We will continue to work towards full remediation of this material weakness to improve our internal control over financial reporting. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and are operating effectively. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the areas affected by the material weakness described above. Following the identification of the material weakness, management took the following remedial actions:

●	conducted a review of user access privileges across certain systems and removed permissions to help support appropriate segregation of duties;

●	implemented controls related to monitoring activities performed by personnel with access to primary IT systems supporting financial reporting processes; and

●	provided targeted training to personnel that administer the IT systems, to promote security best practices and reinforce the importance of internal controls.

Management has also implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated. Such remediation actions include:

●	Improving policies and procedures and designing and implementing controls over the review of access to IT systems impacting financial reporting to ensure access is limited to functions required for the performance of an employee’s role and responsibilities to support segregation of duties.

Changes to Internal Control over Financial Reporting

Other than as discussed in “Remediation Plan and Status” above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Separation Agreement and Release of Claims with Les Ottolenghi, dated March 8, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024, File No. 001-33883).

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: April 24, 2024