Form 10-K
period 2024-06-30
Stride, Inc.
filed 2024-08-07
CIK 1157408

tec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023 was $1,639,487,000. Aggregate market value excludes an aggregate of approximately 15,768,927 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of August 2, 2024 was 43,278,384.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2024, are incorporated by reference into Part III of this Form 10-K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10 K (the “Annual Report”) to “Stride,” “Company,” “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward looking statements. We have tried, whenever possible, to identify these forward looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve or us to comply with federal, state and local regulations, resulting in a loss of funding, an obligation to repay funds previously received, or contractual remedies;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the Career Learning business;
●	entry of new competitors with superior technologies and lower prices;
●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;

●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems and third-party cloud systems and facilities, resulting from cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data;
●	failure to prevent or mitigate a cybersecurity incident that affects our systems; and
●	risks related to artificial intelligence (AI).

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and management’s estimates of trends and economic and regulatory factors in the markets in which we are active, as well as our business plans. They are not guarantees of future performance. By their nature, forward looking statements are subject to risks and uncertainties. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward looking statements. There are a number of factors that could cause actual conditions, events or results to differ materially from those described in the forward looking statements contained in this Annual Report. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward looking statements appears in “Part 1—Item 1A—Risk Factors.”

Readers are cautioned not to place undue reliance on forward looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1—Item 1A—Risk Factors” of this Annual Report in evaluating these forward looking statements. These forward looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology company providing an educational platform to deliver online learning to students throughout the U.S. Our platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we provide solutions to employers, government agencies and consumers.

We provide a wide range of products and services across our platform with the ability to deliver customized solutions.  Our comprehensive school-as-a-service offering supports our clients in operating full-time virtual schools in the K-12 market. Together with our network of online schools, Stride has served millions of students with our products and services.

Our platform addresses two markets in the K-12 space: General Education and Career Learning.  Products and services for the General Education market are predominantly focused on core subjects for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs including, safety concerns, increased academic support, scheduling flexibility, physical/health restrictions or advanced learning. Products and services are sold as a comprehensive school-as-a-service offering or as stand-alone products and services.

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. Through our Career

Learning programs, we provide middle and high school students content pathways that include job-ready skills and work experiences and, for high school students, that can lead toward an industry certification and/or college credits. Like General Education products and services, the products and services for the Career Learning market are sold as a comprehensive school-as-a-service offering or as stand-alone products and services.

Through our Adult Learning business, we provide training programs leading to certifications in high-demand, growing industries like healthcare and technology. This business also delivers talent development programs to employers and government agencies.

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

In September 2001, we introduced our kindergarten through 2nd grade offering and subsequently added new grades and new school clients in additional states. We also opened online private schools to reach students worldwide.

During the 2023-2024 school year, we provided our school-as-a-service offering to 91 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

In 2020, we significantly expanded our Career Learning opportunity by acquiring three adult learning companies, Galvanize, Tech Elevator, and MedCerts. These Adult Learning brands deliver training in software engineering and allied healthcare to consumers and enterprises.

Our Market

The U.S. market for K-12 education is large and school choice and alternative educational options continue to gain share and acceptance. For example:

●	A January 2024 survey by the National School Choice Awareness Foundation, found that 72% of parents had considered, searched for, or chosen a new school for their school-aged child within the past year. Of those who were considering switching, 21.8% of parents visited, inquired about, or researched full-time online school.
●	In 2022, the National Home Education Research Institute estimated that there were approximately 3.1 million home educated students in the United States during School Year 2021-2022. Prior to the COVID-19 pandemic, the number of students was 2.5 million, and estimates showed home-educated student enrollments growing by 2% per year since 2016.
●	April 2024 data from the Bureau of Labor Statistics estimates that demand for occupations that require nondegree postsecondary education will grow 5.5% by 2032, a faster rate than overall employment.

Market Opportunity

The traditional education model has not fully utilized technology and digital content, leading to significant parental dissatisfaction with the current state of education in the U.S.  All learners should be entitled to access educational platforms that can deliver technology-enriched educational content that leads to strong student outcomes. We anticipate that our customers’ full time online public schools will meet the needs of a small portion of the overall United States K-12 student population, but the expansion of our educational platform with new products and services can address a much larger and growing opportunity for us. There continues to be strong demand for full-time virtual education options driven by individual needs and desires to address technology, safety, disabilities, flexibility, athletes, career pathways, supplemental learning, medical needs, and frequent movers, just to list a few examples. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals, regardless of their unique challenges.

The pandemic changed the awareness and acceptance of online learning, and although we expect that most students in the United States will be educated in traditional school settings, we believe that a fundamental shift has taken place, and that states and districts will continue to expand virtual solutions. To meet this need we offer full-service programs and stand-alone products and services that appeal to parents and students across the K-12 market.

We are seeing growth in careers requiring non-degree post-secondary credentials or certifications and it is anticipated that demand for these lower cost solutions will be strong.  Additionally, we believe recruiting and hiring for entry-level skilled positions remains a challenge for companies. To address this challenge, companies are partnering with training providers to prepare candidates for entry-level positions as well as to upskill their existing workforce.

Our Lines of Revenue

General Education

Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

Career Learning

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business.  We provide middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a diverse catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy.  A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program.  Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services.

We also provide focused post-secondary career learning programs to adult learners, for the software engineering, healthcare, and medical fields. These programs are sold directly to consumers, employers and government agencies.

Sales Channels

Virtual Schools

Our educational platform can be offered in an integrated package of systems, services, products, and professional expertise to support a virtual public school. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems and instructional services under the terms of negotiated service and product agreements. These contracts are negotiated with, and approved by, the governing authorities of the customer. During any fiscal year, the Company may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notice of termination, or customers may transition a school to a different offering. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our school-as-a-service customers can renew, revoke, or modify those charters as well.

The majority of our revenue is derived from these school-as-a-service service agreements with the governing authorities of our public school partners. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system (“LMS”) for online learning, and, in certain cases, student computers, we also provide these schools a variety of administrative support, technology and academic support services. Full time virtual and blended school students access online lessons over the internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face to face.

Traditional School Districts

We also distribute our educational platform to schools and school districts across the U.S. and, provide access to our digital content, learning software, teachers and support services.  Public schools and school districts are increasingly adopting digital educational solutions to augment teaching practices, launch new learning models, cost effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses.

Consumer Sales

We provide tuition-based online private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These programs address students and families in the states in which we do not offer a free public option, as well as students looking for additional flexibility. Additionally, many families can use education savings accounts, tax credits and vouchers to attend these schools for low or no cost. We also pursue international opportunities where we believe there is significant demand for quality online education. Our international students are typically from expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. In addition, we have entered into agreements that enable us to distribute our products and services to our international and domestic school partners who use our courses to provide broad elective offerings and dual diploma programs.

Our educational platform also offers the ability to deliver products and services directly to families. These purchasers desire to offer supplemental educational products to further their child’s existing public or private school education. Customers of our consumer products have the option of purchasing complete curriculum, individual courses, tutoring, career learning products, or a variety of other supplemental products, covering various subjects depending on their child’s needs. Typical applications include summer school course work, home-schooling, enrichment, and educational supplements.

We provide adult learning programs that address the skills gap facing companies in the information technology and healthcare sectors. We provide in-person and remote immersive full-time software engineering programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences.  Our allied health programs provide self-paced, fully online structured training programs that lead to certifications in the healthcare field. We can also provide these programs directly to enterprises to create customized, tailored education plans to help companies train, upskill, and reskill their employees.

Business Strategy

We are committed to maximizing every learner’s potential by personalizing their educational experience, delivering a quality education to schools and students, and supporting our customers in their quest to improve academic outcomes and prepare them for college and future careers. To further those objectives, we continue to make investments in our platforms to improve the effectiveness of our school workforce, develop new instructional approaches, to increase engagement, improve our systems and security, and to enable us to expand the markets we can serve. This strategy consists of the following key elements:

●	Grow Enrollments.
●	Introduce New and Improved Products and Services.
●	Improve Student Outcomes.
●	Improve Retention.

Key Products and Services

We continue to invest in our educational platform to educate students more effectively and efficiently. Much of our investment has been in the development of improved functionality of our curriculum and technology systems. Areas of focus include: (i) integration and user experience (ii) mobile enabled products; (iii) portability; (iv) personalization; (v) flexibility; (vi) reading and oral fluency scoring; (vii) state standard alignment; (viii) tutoring & support; and (ix) automated and artificial intelligence (AI)-assisted learning.

We continue to expand upon our personalized learning model, improve the user experience of our products, and develop tools and partnerships to more effectively engage and serve students, teachers, administrators, and adult learners.

Technology Platform

We have established a secure and reliable technology platform, which integrates proprietary and third-party systems to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality, and personalized educational experience for students.  Our platform can be used to deliver our products and services in a number of implementation models, including our school-as-a-service offering, integration with existing school LMSs, and to deliver stand-along offerings to consumers.

Our platform, along with our back-office support systems, runs on cloud infrastructure from Amazon Web Services (“AWS”) and Microsoft Azure. Our key systems leverage a proprietary technology architecture that allows us to develop iterative, agile and customizable solutions to meet both present and future market needs. Our systems run 7 X 24 X 365 on world-class cloud infrastructure from AWS and Azure that operate in multiple availability zones. A business-centric information security program has also been adopted that is tailored to adjust to an ever-changing IT compliance and information security threat landscape. Our cybersecurity measures and policies are aligned with cybersecurity guidance from the National Institute of Standards & Technologies (NIST) across our cloud ecosystems. See Item 1C of Part I, “Cybersecurity,” for additional information.

Curriculum and Content

Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state-customized versions of those courses, electives, and instructional supports. We have built core courses with the guidance and recommendations of leading educational organizations at the national and state levels. Additionally, through our Adult Learning offerings, we have high-quality, engaging coursework and content in information technology and healthcare.

Instructional Services

We provide a broad range of instructional services that include customer support for instructional teams, including recruitment of state certified teachers, training in research-based online instruction methods and systems, oversight and evaluation services, and ongoing professional development. Stride also provides training options to support teachers and parents to meet students’ learning needs. Our range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

Support Services

We provide a broad range of support services, including marketing and enrollment (e.g., supporting prospective students through the admission process), assessment management, administrative support (e.g., budget proposals, financial reporting, and student data reporting), and technology and materials support (e.g., providing student computers, offline learning kits, internet access and technology support services).

Our student recruitment and marketing team is focused on promoting the K-12 online education category and generating enrollments for our virtual school customers. This is achieved by creating awareness and conversion among families with K-12 students through integrated marketing campaigns that include offline and digital media, as well as web assets. These campaigns are continuously optimized using data analytics and market research. The marketing team also assists in enhancing and reducing friction in the onboarding experience of new students to online schooling. Additionally, our marketing team is working to ensure awareness and conversion in our adult learning offerings.

Public Affairs and School Development

We seek to increase public awareness of the educational and fiscal benefits of our online learning. We receive numerous inquiries from school districts, legislators, public charter school boards, community leaders, state departments of education, educators and parents who express the desire to have a choice in public school options. Our public affairs and school development teams work together with these interested parties to identify and pursue opportunities to expand the use of our products and services in new and existing jurisdictions.

Operations

We are responsible for the sourcing, assembly and delivery of school supplies and materials for our school-as-a-service offerings. We have developed strong relationships with partners allowing us to source goods at favorable price, quality and service levels. Our fulfillment partner stores our inventory, assembles our learning kits and ships the kits to students. We have invested in systems, including our Order Management System, to automatically translate the curriculum selected by each enrolled student into a personalized order to fulfill the corresponding new or refurbished learning kits to ship to each student through an end to end efficient and scalable warehousing and fulfillment operation.

Academic Performance

Our fundamental goal for every child who enrolls in our school-as-a-service offerings is to improve their academic performance.   In addition to the complexities involved in measuring academic performance of students, we believe that online schools face unique challenges impacting academic success not necessarily encountered to the same extent by traditional brick and mortar schools. These challenges include students who enter behind grade level or under credited, high student mobility, and lack of control over the student learning environment.

While measuring academic performance is necessary, taking meaningful steps to improve academic performance and student outcomes is an integral part of our mission. Accordingly, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families. To monitor student learning progress during the school year, we use multiple equivalent assessments at the lesson, unit and semester level to provide intervention points to improve outcomes.

Competition

As a general matter, we face varying degrees of competition from a variety of education companies because the scope of our offerings and the customers we serve encompass many separate and distinct segments of the education business. We compete primarily with companies that provide online curriculum and school support services to K-12 virtual and blended public schools, including Pearson PLC (Connections Academy), Lincoln Learning Solutions, StrongMind, Pansophic Learning, Inspire Charter Schools, and Charter Schools USA, and state administered online programs, among others. We also face competition from digital and print curriculum providers including Curriculum Associates, Imagine Learning LLC, Edmentum Inc., Discovery Education, and traditional textbook publishers such as Houghton Mifflin Harcourt and McGraw Hill. Other competing digital curriculum providers, including Khan Academy, Duolingo, IXL Learning, Inc. and Renaissance Learning, Inc., offer a different pricing model which provides curriculum at a lower cost (sometimes free) but may charge for additional products or services. We also compete with institutions such as The Laurel Springs School (Spring Education Group) and Penn Foster Inc. for online private pay school students. Additionally, our Adult Learning offerings compete with other in-person and remote immersive programs and self-paced online training programs including General Assembly (a subsidiary of Adecco), Bloom Institute of Technology, Penn Foster Inc. and Education to Go (a subsidiary of Cengage Learning), among others.

We believe that the primary factors on which we compete are:

●	extensive experience in, and understanding of, virtual education delivery;
●	comprehensive suite of academic programs;
●	customer satisfaction;
●	quality of integrated curriculum and materials with an online delivery platform;

●	qualifications, experience and training teachers for online instruction;
●	comprehensiveness of school management and student support services;
●	integrated K-12 solutions, with components designed and built to work together;
●	student outcomes for math and reading, graduation and job placement;
●	scale and ability to leverage our assets across our business; and
●	sophisticated government affairs knowledge and experience in virtual and blended school regulatory environments.

Parents in search of an alternative to their full time local public school have a number of alternatives beyond virtual schools, including private schools, public charter schools and home schooling. In our private schools, we compete for students seeking an English based K-12 education worldwide. In addition, our educational platform consists of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. These learning systems are designed to operate domestically and internationally, and thus, the geographic market for many of our products and services is global and indeterminate in size.  Finally, our Adult Learning brands compete with post-secondary providers, both public and private, as well as other certificate and credential providers.  They also compete with upskilling and reskilling training programs developed in-house by employers.

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

Our patent portfolio includes four U.S.-issued patents and one foreign-issued patent directed towards various aspects of our educational products and offerings. Two of the U.S.-issued patents encompass our online foreign language instruction. The other two U.S.-issued patents and the foreign-issued patent encompass our system and method for producing, delivering and managing educational material.

We own copyrights related to the lessons contained in the courses that comprise our proprietary curriculum. We also have obtained federal, state and foreign registrations for numerous trademarks that are related to our offerings, and we have applied to the U.S. Patent and Trademark Office to register certain new trademarks.

We grant licenses to individuals and schools to use our software and access our online learning systems. These licenses are intended to protect our ownership and the confidentiality of the embedded information and technology contained in our software and systems.

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

Human Capital Resources

As of June 30, 2024, we had approximately 7,800 employees (including teachers), and substantially all of these employees are located in the United States. In total, we manage approximately 8,400 teachers, 4,600 of whom are employees and 3,800 who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain schools we serve employ unionized teachers. We believe that our employee relations are good.

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

●	55% of our Board is comprised of minorities and 33% are women.
●	67% of our executive leadership team is comprised of minorities and women.
●	83% of our full-time employees are women.
●	For direct education-related roles, largely the K-12 teacher population, employee demographics mirror national averages for these positions.

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

Available Information

We make available, free of charge through the Investors section of our website (www.stridelearning.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), promptly after they are electronically filed with the Securities and Exchange Commission (the “SEC”). These filings are also available on the SEC’s website at www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our earnings conference calls are webcast live via the Investors section of our website. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

Individuals with Disabilities Education Act (“IDEA”).  The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more specific disabilities that fit within any of the disability categories listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. IDEA provides the student and parents with numerous due process rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for helping ensure the requirements of IDEA are met. The virtual public schools and blended schools are required to comply with certain requirements in IDEA concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services, supplemental aids and services or a private school option at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational service the parent provided and payment of the parent’s attorney’s fees.

The Rehabilitation Act of 1973 and the Americans with Disabilities Act.  A virtual public school or blended school receiving federal funds is subject to Section 504 of the Rehabilitation Act of 1973 (“Section 504”) insofar as the regulations implementing the Act govern the education of students with disabilities as well as personnel and parents. Section 504 prohibits discrimination against a person on the basis of disability in any program receiving federal financial assistance if the person is otherwise qualified to participate in or receive benefit from the program. Students with disabilities not specifically listed in the IDEA may be entitled to specialized instruction or related services pursuant to Section 504 if their disability substantially limits a major life activity. Beginning in 2011, the Office of Civil Rights of the United States Department of Education interpreted both Section 504 and Title II of the Americans with Disabilities Act to apply to elementary and secondary schools and to require that students with disabilities be afforded substantially equivalent ease of use as students without disabilities. As applied to online public schools, such “web accessibility” requires technical capabilities similar to those applied to procurements of information technology by the federal government under Section 508 of the Rehabilitation Act of 1973 (“Section 508”) or standards adopted by the world-wide web consortium, such as Web Content Accessibility Guidelines (“WCAG”) Level A and Level AA. If a school fails to comply with the requirements and the procedural safeguards of Section 504, it may lose federal funds even though these funds flow indirectly to the school through a local board. In the case of bad faith or intentional wrongdoing, some courts have awarded monetary damages to prevailing parties in Section 504 lawsuits. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform standard of compliance.  Some states have adopted the standards promulgated under Section 508, while others require WCAG Level A and/or Level AA or their own unique standards.

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

Other Federal Laws. Other federal laws also apply to virtual managed schools, in some cases depending on the demographics associated with a school. For example, Title VI of the Civil Rights Act of 1964 has been deemed to apply to English language learners (“ELL”) Students, as further defined in the joint guidance issued by the U.S. Departments of Justice and Education in January 2015. Title IX of the Education Amendments of 1972 also applies, which prohibits discrimination on the basis of gender in education programs, activities and employment, applies to all schools that receive federal funds. There are also other federal laws and regulations that affect other aspects of our business such as the Children’s Online Privacy Protection Act (“COPPA”), which imposes certain parental notice and other requirements on us that are directed to children under 13 years of age who access the web-based schools we manage. In addition, the Children’s Internet Protection Act requires that school districts that receive certain types of federal funding must ensure that they have technology which blocks or filters certain material from being accessed through the Internet. We have developed procedures by which computers that we ship to students meet this requirement. Many other federal and state laws, such as deceptive trade practices laws, the Lanham Act and others apply to us, just as they do to other businesses. If we fail to comply with these and other federal laws, we could be determined ineligible to receive funds from federal programs or face penalties.

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

Other types of state regulations applicable to private post-secondary schools include, but are not limited to, restrictions on the use of scholarships and tuition discounts, student payment policies and the collection of and use of student fees, accounting and financial management, and limitations on marketing and advertising practices.  States also have laws and regulations concerning the certification, training, experience and continued professional development of teachers and staff with which private post-secondary schools may be required to comply. Additionally, state unfair competition and consumer protection laws and regulations apply to Galvanize, Tech Elevator and MedCerts in their dealings with the public, which include limitations on advertising, disclosures, and the structure of financing methods for consumer customers as well as registration requirements under state consumer finance laws. Lastly, additional regulations and student outcome reporting requirements may affect Galvanize, Tech Elevator and MedCerts should they seek funding related to the Workforce Innovation and Opportunity Act in any given state.

Federal Laws Applicable

None of Galvanize, Tech Elevator and MedCerts qualifies or receives Title IV funding under the Higher Education Act, but each of them is eligible for federal funding through its respective veterans education and workforce programs.  As such, each is required to comply with the anti-discrimination provisions of Title VI of the Civil Rights Act of 1964, Title IX of the Education Amendments of 1972, as amended, Section 504 of the Rehabilitation Act of 1973, the Age Discrimination Act of 1975, and all Federal regulations adopted to carry out such laws. If we fail to comply with these federal laws, we could be determined ineligible to receive funds from federal programs or face penalties. Galvanize also provides training services to active duty service members subject to the Federal Acquisition Regulations and Defense Federal Acquisition Regulation Supplement.

Laws and Regulations Applicable to Our Products offered Directly to Consumers

Our business also encompasses individual products packaged and sold directly to consumers, including elements of Galvanize, Tech Elevator and MedCerts, along with products for child education, including individual online courses and supplemental educational products. A variety of federal, state and non-U.S. laws and regulations apply to this aspect of our business, including laws and regulations related to consumer protection, payments, marketing and advertising, taxation, privacy, and data security.

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial conditions, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depends on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	Any failure to comply with regulatory requirements, poor academic performance or misconduct by us or operators of other virtual public schools;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Any failure to comply with the laws and regulations applicable to our business, resulting in a loss of public funding and an obligation to repay funds previously received;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Enactment of new laws or regulations not currently applicable to for-profit education companies in the K-12 sector;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Any failure to enroll or re-enroll a significant number of students by the schools we serve;
●	The enrollment data we present may not fully capture trends in our business performance;
●	Any nonpayment or nonperformance by our customers, including due to actions taken by the independent governing authorities of our customers;
●	Our marketing efforts may not be effective and changes in our marketing efforts and enrollment activities could lead to declines in enrollment;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet state accountability testing standards and achieve parent and student satisfaction;
●	Compliance with curriculum standards and assessments for individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;

●	Negative impacts caused by the actions of activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;
●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;
●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide enterprise resource planning (“ERP”) and other systems;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer facing services, systems, and platforms;
●	Any failure to prevent or mitigate a cybersecurity incident affecting our systems, or any significant interruption in the operation of our data centers;
●	Our reliance on the Internet to enroll students and to deliver our products and services;
●	Failure to comply with data privacy regulations;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Our ability to keep pace with changes in our industry and advancements in technology, including AI;
●	AI technology is new and developing, and may present business, compliance, and reputational challenges, that could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs;

●	Our ability to attract and retain key executives and skilled employees; and
●	Our ability to obtain additional capital in the future on acceptable terms.

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

The political process and potential variability in general economic conditions, including due to possible pandemics, changing interest rates, rising inflation and geo-political instability, create a number of risks that could have an adverse effect on our business including the following:

●	Legislative proposals can and have resulted in budget or program cuts for public education, including the virtual and blended public schools and school districts we serve, and therefore have reduced and could potentially limit or eliminate the products and services those schools purchase from us, causing our revenues to decline. From time to time, proposals are introduced in state legislatures that single out virtual and blended public schools for disparate treatment.
●	Economic conditions, including current and future business disruptions and debt and equity market volatility caused by changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geo-political instability, pandemics and the potential for local and/or global economic recession, could reduce state education funding for all public schools or cause a delay in the payment of government funding to schools and school districts or a delay in payments to us for our products or services, the effects of which could be disproportionate for the schools we serve. Our annual revenue growth is impacted by changes in federal, state and district per pupil funding levels. In addition, as we enter into service and product agreements with multiple schools in a single state, the aggregate impact of funding reductions applicable to those schools could be material. For example, we have agreements with 13 schools in California, and while each school is independent with its own governing authority and no single school in California accounts for more than 10% of our revenue, regulatory actions that affect the level or timing of payments for all similarly situated schools in that state could adversely affect our financial condition. The specific level of federal, state and local funding for the coming years is not yet known for specific states and, when taken as a whole, it is reasonable to believe that a number of the public schools we serve could experience lower per pupil enrollment funding, while others may increase funding, as economic conditions or political conditions change.
●	As a public company, we are required to file periodic financial and other disclosure reports with the SEC. This information may be referenced in the legislative process, including budgetary considerations, related to the funding of alternative public school options, including virtual public schools and blended schools. The disclosure of this information by a for-profit education company, regardless of parent satisfaction and student performance, may nonetheless be used by opponents of virtual and blended public schools to propose funding reductions or restrictions.
●	From time to time, government funding to schools and school districts is not provided when due, which sometimes causes the affected schools to delay payments to us for our products and services. These payment delays have occurred in the past and can deprive us of significant working capital until the matter is resolved,

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

Once authorized by law, virtual and blended public schools are generally subject to extensive regulation, as are the school districts we serve. These regulations cover specific program standards and financial requirements including, but are not limited to: (i) student eligibility standards; (ii) numeric and geographic limitations or caps on enrollments; (iii) state-specific curriculum requirements and standards; (iv) restrictions on open-enrollment policies by and among districts; (v) prescribed teacher-to-student ratios and teacher funding allocations from per pupil funding; (vi) teacher certification and reporting requirements; and (vii) virtual school attendance reporting. State and federal funding authorities conduct regular program and financial audits of the public schools we serve to ensure compliance with applicable regulations. If a final determination of non-compliance is made, funds may be withheld, which could impair that school’s ability to pay us for services in a timely manner, or the school could be required to repay funds received during the period of non-compliance. Additionally, the indemnity provisions in our standard service agreements, with virtual and blended public schools and school districts, may require us to return any contested funds on behalf of the school.

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2024, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreements for these schools are with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, our contract with the Insight School of Ohio was terminated because the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

In fiscal year 2024, we had contracts for our school-as-a-service offerings for 91 schools in 31 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines.  The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

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

The independent boards or similar governing bodies may shift their priorities or incur new obligations, which may have financial consequences on our customers. If our customers were to cause or be subjected to situations that lead to a weakened financial condition, dispute our invoices, withhold payments, or file for bankruptcy, we could experience difficulty and prolonged delays in collecting receivables, if at all. Any nonpayment or nonperformance by our customers could adversely affect our business, financial condition, results of operations and cash flows. For example, in fiscal year 2017, as the Agora Cyber Charter School continued to operate as a self-managed charter school, it delayed its payments to us and our accounts receivable from the school grew significantly, resulting in a revised payment schedule agreement, which accompanied a contract extension.

As we continue to refine our marketing efforts, and support the enrollment activities for our school-as-a-service offerings and adult learning programs, changes in our marketing efforts and enrollment activities could lead to a decline in overall enrollment at the schools we serve or at the adult learning programs we offer.

As parents evaluate school choices for their children, we are segmenting our marketing efforts to better attract students who are most likely to benefit from and succeed in virtual education programs and who are likely to remain enrolled with a virtual school over several years. Our research leads us to believe that students with parents who are active and regularly engaged in their education are more likely to be successful in a virtual school. In some cases, the governing authorities of these schools may request different enrollment policies or criteria. Our marketing efforts, therefore, may not be wholly successful, and could lead to an overall decline in enrollment for our school-as-a-service offering, thus adversely affecting our revenue, results of operations and financial condition.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2024, we served 91 virtual public schools and blended schools in 31 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

Increasing competition in the education industry sectors that we serve could lead to pricing pressures, reduced operating margins, loss of market share, departure of key employees and increased capital expenditures.

As a general matter, we face varying degrees of competition from a variety of education providers because our learning systems integrate all the elements of the education development and delivery process, including curriculum development, textbook publishing, teacher training and support, lesson planning, testing and assessment, job placement and industry-certified content, and school performance and compliance management. In both our General Education and Career Learning markets, we compete with companies that provide online curriculum and support services. We also compete with public school districts and state departments of education that offer K-12 online programs of their own or in partnership with other online curriculum vendors. As we pursue our post-secondary Career Learning strategic initiatives through our Galvanize, Tech Elevator and MedCerts subsidiaries, we are competing with corporate training businesses and some employers that offer education as an employee benefit. We anticipate intensifying competition both from existing competitors and new entrants. Our competitors may adopt superior curriculum content, technology and learning platforms, school support or marketing approaches, and may have different pricing and service packages that may have greater appeal than our offerings. In addition, some of our school-as-a-service offerings could seek to transition to a self-managed school by inviting competitive alternatives to portions of the products and services now provided entirely by us under our integrated fully managed service agreements. If we are unable to successfully compete for new business, win and renew contracts, including fully managed public school contracts, or students fail to realize sufficient gains in academic performance, our revenues, opportunities for growth and operating margins may decline. Price competition from our current and future competitors could also result in reduced revenues, reduced margins or the failure of our product and service offerings to achieve or maintain more widespread market acceptance.

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

Our online curriculum is made available to students through websites, computers and other display devices connected to the Internet. The website platforms and online curriculum include a combination of software applications that include graphics, pictures, videos, animations, sounds and interactive content that may present challenges to individuals with disabilities. A number of states and federal authorities have considered or are considering how web-based information should be made accessible to persons with such disabilities. To the extent they enact or interpret laws and regulations to require greater accessibility than we currently provide, we may have to modify our offerings to satisfy those requirements. Because there is no federal rule setting a uniform technical standard for determining web accessibility under Section 508 and Title II of the ADA, online service providers have no uniform  standard of compliance. Some states have adopted the standards promulgated under Section 508 while others require WCAG Level A and/or Level AA or their own unique standards. In addition, Section 504 is designed to ensure that students with disabilities have an equal opportunity to access each school’s website and online learning environment. To the extent that we enter into federal government contracts, different standards of compliance could be imposed on us under Section 508, or by states who apply these federal standards under Section 508 or other standards to education providers, which standards may be changed from time to time.  Beyond the significant product development costs associated with these evolving regulations, a failure to meet such requirements could also result in loss or termination of material contracts, inability to secure new contracts, or in potential legal liability.

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

As we create and acquire new products, expand our existing customer base and pilot new educational programs, we expect to face challenges distinct from those we currently encounter, including:

●	our continual efforts to innovate and pilot new programs to enhance student learning and to foster college and career opportunities, such as our Stride Career Prep schools which offer pathways for Career Learning, and including new AI-enabled products and programs, may not receive sufficient market acceptance to be economically viable;
●	our use of third-party educational platforms that we do not control, could create issues with customer satisfaction, early withdrawals and declines in re-registrations, and potentially harm our reputation;
●	the acquisition or opening of additional school-as-a-service offering in states where we already have a contract with other schools can potentially complicate the school selection process for prospective parents, and present marketing differentiation challenges depending on the facts and circumstances in that state;
●	our development of public blended schools has raised different operational challenges than those we face with full-time virtual schools. Blended schools require us to lease facilities for classrooms, staff classrooms with teachers, sometimes provide meals and kitchen facilities, adhere to local safety and fire codes, purchase additional insurance and fulfill many other responsibilities;
●	operating in international markets may require us to conduct our business differently than we do in the United States or in existing countries. Additionally, we may have difficulty training and retaining qualified teachers or generating sufficient demand for our products and services in international markets. International opportunities will also present us with different legal, operational, tax and currency challenges;
●	the use of our curriculum in classrooms will produce challenges with respect to adapting our curriculum for effective use in a traditional classroom setting;
●	our creation of curricula and instruction protocols for courses taught through our Galvanize, Tech Elevator and MedCerts subsidiaries requires us to rely upon specialized instructors and curriculum developers;
●	our online private school business is dependent on a tuition-based financial model and may not be able to enroll a sufficient number of students over time to achieve long-run profitability or deliver a high level of customer satisfaction; and
●	our participation in summer foreign language instruction camps through MIL could generate new legal liabilities and financial consequences associated with our responsibility for students housed on leased college campuses on a 24-hour basis over the duration of the camp.

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

We operate a complex Company-wide ERP system, and if it were to experience significant operating problems, it could adversely affect our business and results of operations.

We operate a complex Company-wide, Oracle-hosted, integrated ERP system to handle various business, operating and financial processes, which handles a variety of important functions, such as order entry, invoicing, accounts receivable, accounts payable, financial consolidation and internal and external financial and management reporting matters. If the ERP system experiences significant problems, it could result in operational issues including delayed billing and accounting errors and other operational issues, which could adversely affect our business and results of operations. System delays or malfunctioning could also disrupt our ability to timely and accurately process and report results of our operations, financial position and cash flows, which could impact our ability to timely complete important business processes.

The continued development of our product and service brands is important to our business. If we are not able to maintain and enhance these brands, our business and operating results may suffer.

Enhancing brand awareness is critical to attracting and retaining students, and for serving additional virtual and blended public schools, school districts and online private schools, and we intend to spend significant resources to accomplish that objective. These efforts include sales and marketing directed to targeted locations, as well as the national marketplace, discrete student populations, the educational community at large, key policy groups, image-makers and the media. As we continue to seek to increase enrollments and extend our geographic reach and product and service offerings, maintaining quality and consistency across all our services and products may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our brands. We cannot provide assurances that our new sales and marketing efforts will be successful in further promoting our brands in a competitive and cost-effective manner. If we are unable to further enhance our brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expenses, our business and results of operations could be adversely affected.

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

We use complex IT systems (as defined below) and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks, ransomware, as well as software related bugs, misconfigurations or other vulnerabilities), e-commerce and enterprise resource planning system implementation and upgrades. From time to time we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties. Moreover, any use or integration of generative or other AI in our, or any third party’s, operations, products or services will pose new and/or unknown cybersecurity risks and challenges.

The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various computer systems, hardware, software, infrastructure, online sites and connected networks (hereinafter, "IT Systems"), including those of third parties.  In addition, as part of our business, we collect, use, process, transmit, host and store information, including personal data related to employees, customers, students, and parents, as well as proprietary business data and other sensitive information (collectively, "Confidential Information"). The confidentiality, integrity and availability of our IT Systems and Confidential Information is at risk of being compromised, whether through malicious activity (including social engineering/phishing, malware (including ransomware)) by internal or external actors (including through the use of AI), or through human or technological errors that result from negligence or software “bugs” or other vulnerabilities.  Although we dedicate personnel and resources toward protecting against cybersecurity risks and threats, our efforts may fail to prevent a security incident.

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

Furthermore, we may acquire companies or enter into IT systems integrations with companies that have cybersecurity vulnerabilities or unsophisticated security measures, which would expose us to increased risks.

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

Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

●	the COPPA, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;
●	the FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and emerging state student data privacy laws;
●	the CDA, which provides website operators immunity from most claims arising from the publication of third-party content;
●	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;
●	rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;
●	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
●	the European Union General Data Protection Regulation (“GDPR”), which may apply to certain aspects of our private schools.

In addition, the laws applicable to the Internet continue to develop. These laws impact pricing, advertising, taxation, consumer protection, quality of products and services, and are in a state of change. New or amended laws may also be enacted, which could increase the costs of regulatory compliance for us or force us to change our business practices. As a result, we may be exposed to substantial liability, including significant expenses necessary to comply with such laws and regulations and indemnification of schools we operate for liabilities resulting from a school’s failure to comply with such laws and regulations.

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

Substantially all of the inventory for our learning kits and printed materials is located in one warehouse facility, which is operated by a third-party logistics vendor that handles receipt, assembly and shipping of all physical learning materials. If this logistics vendor were to fail to meet its obligations to deliver learning materials to students in a timely manner, or if a material number of such shipments are incomplete or contain assembly errors, our business and results of operations could be adversely affected. In addition, we provide computers for a substantial number of our students. Execution or merger integration failures which interfere with the reclamation or redeployment of computers may result in additional costs. Furthermore, a natural disaster, fire, earthquake, power interruption, work stoppage or other unanticipated catastrophic event, especially during the period from April through June when we are awaiting receipt of most of the curriculum materials for the school year and have not yet shipped such materials to students, could significantly disrupt our ability to deliver our products and operate our business. If any of our material inventory items were to experience any significant damage, we would be unable to meet our contractual obligations and our business would suffer.

Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure.

We have migrated the applications that form the basis of our products to AWS and Microsoft Azure.  Amazon and Microsoft are global leaders in the cloud services industry and provide world class data centers and capabilities. However, our reliance on these vendors exposes us to risks outside of our control.

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

We may be unable to keep pace with changes in our industry and advancements in technology as our business and market strategy evolves, including AI.

As changes in our industry occur or macroeconomic conditions fluctuate, including due to changing interest rates, rising inflation, the government closures of various banks and liquidity concerns at other financial institutions, geopolitical instability, AI and machine learning, pandemics and the potential for local and/or global economic recession, we may need to adjust our business strategies or find it necessary to restructure our operations or businesses, which could lead to changes in our cost structure, the need to write down the value of assets, or impact our profitability. We also make investments in existing or new businesses, including investments in technology and expansion of our business lines. These investments may have short-term returns that are negative or less than expected and the ultimate business prospects of the business may be uncertain.

As our business and market strategy evolves, we also will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive, such as the ubiquitous use of tablets for public school applications, AI and machine learning, adaptive learning technologies, and web accessibility standards. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

While working to capture the significant benefits of AI, we recognize that the technology is new and developing. Our introduction and use of AI may present business, compliance, and reputational challenges that could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.

We use AI technologies in our platform and offerings, and we are making investments in expanding the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security, and ethical risks which could slow our partners' and customers' adoption of our products and services that use AI. While AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected. Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. Furthermore, privacy concerns arise when sensitive student data is used to train generative models, potentially exposing personal information to unauthorized access or misuse. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, litigation or government regulation related to the use of AI (including the use of generative AI) may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In the United States, several states have introduced legislation mandating transparency in AI algorithms and their decision-making processes to prevent discriminatory practices. Notably, the Illinois Student Online Personal Protection Act (SOPPA) sets specific guidelines for protecting student data used by educational technology companies. In addition, developing, testing and deploying AI in our platform, offerings and services involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is guided by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the National Institute of Standards and Technology Special Publication (SP) 800-53.  This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and SP 800-53 as a framework to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training of our employees, including incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.  See “Risk Factors – We operate in markets that are dependent on Information Technology (IT) systems and technological change. Failure to maintain and support customer facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation” and “Risk Factors – The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks , including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee on any incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full

Board also receives briefings from management on our cyber risk management program.

               Our management team, including our Chief Information Security Officer (CISO), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has more than 20 years of experience managing the security and compliance organization for global companies, providing online and cloud-based services to more than a majority of the Fortune 500 and the United States Government.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 23,000 square feet of office space in Reston, Virginia. The facility is under a lease that expires in July 2033. In addition, we lease approximately 399,000 square feet in multiple locations throughout the United States under individual leases that expire between August 2024 and July 2033.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of August 2, 2024, there were 342 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of 2U, Inc., Adtalem Global Education Inc., American Public Education Inc., Perdoceo Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Udemy, Inc., Pearson PLC, Strategic Education Inc., and Coursera, Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2019 and tracks it through June 30, 2024. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

Total Return June 2019 - June 2024
250.00
200.00
150.00
100.00
50.00
0.00
Dollar
LRN
Peer Group Index
S&P 500
Nasdaq Composite
Russell 2000
6/30/2019
6/30/2020
6/30/2021
6/30/2022
6/30/2023
6/30/2024

	30-Jun-19	30-Jun-20	30-Jun-21	30-Jun-22	30-Jun-23	30-Jun-24
LRN	100	101	127	153	150	221
Peer Group Index	100	107	110	65	51	63
S&P 500	100	110	144	133	150	172
Nasdaq Composite	100	129	167	144	168	195
Russell 2000	100	101	153	125	135	145

(1)	The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying any cash dividends. Instead, we anticipate that all of our earnings on our common stock will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2024.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Estimates—a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology company providing an educational platform to deliver online learning to students throughout the U.S. Our platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we provide solutions to employers, government agencies and consumers.

We provide a wide range of products and services across our platform with the ability to deliver customized solutions. Our comprehensive school-as-a-service offering supports our clients in operating full-time virtual schools in the K-12 market.Together with our network of online schools, Stride has served millions of students with our products and services.

Our platform addresses two markets in the K-12 space: General Education and Career Learning.

General Education

Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

Career Learning

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business.  We provide middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a diverse catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program.  Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services.

We also provide focused post-secondary career learning programs to adult learners, for the software engineering, healthcare, and medical fields. These programs are sold directly to consumers, employers and government agencies.

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

During the 2023-2024 school year, we provided our school-as-a-service offering to 91 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

In 2020, we significantly expanded our Career Learning opportunity by acquiring three adult learning companies, Galvanize, Tech Elevator, and MedCerts. These Adult Learning brands deliver training in software engineering and allied healthcare to consumers and enterprises.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2024, revenues increased to $2,040.1 million from $1,837.4 million in the prior year, an increase of 11.0%. Over the same period, operating income increased to $249.6 million from $165.5 million in the prior year, an increase of 50.8%. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2024 were 194.3 thousand, an increase of 16.1 thousand, or 9.0%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range  of 2% of annual revenue or less, which may vary from year to year.

Environmental, Social and Governance

As overseers of risk and stewards of long-term enterprise value, Stride’s Board of Directors play a vital role in assessing our organization’s environmental and social impacts.  They are also responsible for understanding the potential impact and related risks of environmental, social and governance (“ESG”) issues on the organization’s operating model. Our Board and management aim to identify those ESG issues most likely to impact business operations and growth. We craft policies that are appropriate for our industry and that are of concern to our employees, investors, customers and other key stakeholders. Our Board helps ensure that the Company’s leaders have ample opportunity to leverage ESG for the long-term good of the organization, its stakeholders, and society. Each Committee of the Board monitors ESG efforts in their respective areas, with the Nominating and Governance Committee coordinating across all Committees.

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

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our traditional public schools sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we served in the year ended June 30, 2024. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

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

Virtual Schools

Our educational platform can be offered in an integrated package of systems, services, products, and professional expertise to support a virtual public school. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems and instructional services under the terms of negotiated service and product agreements. These contracts are negotiated with, and approved by, the governing authorities of the customer. During any fiscal year, the Company may enter into new agreements, receive non-automatic renewal notices, negotiate replacement agreements, terminate such agreements or receive notice of termination, or customers may transition a school to a different offering. The governing boards may also establish school policies and other terms and conditions over the course of a contract, such as enrollment parameters. The authorizers who issue the charters to our school-as-a-service customers can renew, revoke, or modify those charters as well.

The majority of our revenue is derived from these school-as-a-service service agreements with the governing authorities of our public school partners. In addition to providing a comprehensive course catalog, related books and physical materials, a learning management system (“LMS”) for online learning, and, in certain cases, student computers, we also provide these schools a variety of administrative support, technology and academic support services. Full time virtual and blended school students access online lessons over the internet and utilize offline learning materials we provide. Students receive assignments, complete lessons, take assessments, and are instructed by teachers with whom they interact via email, telephonically, in synchronous virtual classroom environments, and sometimes face to face.

Traditional School Districts

We also distribute our educational platform to schools and school districts across the U.S. and, provide access to our digital content, learning software, teachers, and support services.  Public schools and school districts are increasingly adopting digital educational solutions to augment teaching practices, launch new learning models, cost effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses.

Consumer Sales

We provide tuition-based online private schools that meet a range of student needs from individual course credit recovery to college preparatory programs. These programs address students and families in the states in which we do not offer a free public option, as well as students looking for additional flexibility. Additionally, many families can use education savings accounts, tax credits and vouchers to attend these schools for low or no cost. We also pursue international opportunities where we believe there is significant demand for quality online education. Our international students are typically from expatriate families who wish to study in English and foreign students who desire a U.S. high school diploma. In addition, we have entered into agreements that enable us to distribute our products and services to our international and domestic school partners who use our courses to provide broad elective offerings and dual diploma programs.

Our educational platform also offers the ability to deliver products and services directly to families. These purchasers desire to offer supplemental educational products to further their child’s existing public or private school education. Customers of our consumer products have the option of purchasing complete curriculum, individual courses, tutoring, career learning products, or a variety of other supplemental products, covering various subjects depending on their child’s needs. Typical applications include summer school course work, home-schooling, enrichment, and educational supplements.

We provide adult learning programs that address the skills gap facing companies in the information technology and healthcare sectors. We provide in-person and remote immersive full-time software engineering programs designed for adult learners looking to advance their technology careers by providing such learners with skills and real-world experiences.  Our allied health programs provide self-paced, fully online structured training programs that lead to certifications in the healthcare field. We can also provide these programs directly to enterprises to create customized, tailored education plans to help companies train, upskill, and reskill their employees.

Instructional Costs and Services Expenses

Instructional costs and services expenses include expenses directly attributable to the educational products and services we provide. The public schools we administer are the primary drivers of these costs, including teacher and administrator salaries and benefits and expenses of related support services. We also employ teachers and administrators for instruction and oversight to support traditional public schools and private schools. Instructional costs also include fulfillment costs of student textbooks and materials, depreciation and reclamation costs of computers provided for student use, the cost of any third-party online courses and the amortization of capitalized curriculum and related systems. Our instructional costs are variable and are based directly on our number of schools and enrollments.

Our high school offering requires increased instructional costs as a percentage of revenues compared to our kindergarten to 8th grade offering. This is due to the following: (i) generally lower student-to-teacher ratios; (ii) higher compensation costs for some teaching positions requiring subject-matter expertise; (iii) ancillary costs for required student support services, including college placement, SAT preparation and guidance counseling; (iv) use of third-party courses to augment our proprietary curriculum; and (v) use of a third-party LMS to service high school students. Over time, we may partially offset these factors by obtaining productivity gains in our high school instructional model, replacing third-party high school courses with proprietary content, replacing our third-party LMS with another third-party system, leveraging our school infrastructure and obtaining purchasing economies of scale.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2023, 2022 and 2021, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 2.8%, 1.6%, and 1.4%, respectively.

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

We have a valuation allowance on net deferred tax assets of $7.4 million and $6.8 million as of June 30, 2024 and 2023, respectively, for the amount that will likely not be realized.

Results of Operations

Lines of Revenue

We operate in one operating and reportable business segment as a technology company providing an educational platform to deliver proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning. The Chief Operating Decision Maker evaluates profitability based on consolidated results. We have two lines of revenue: (i) General Education and (ii) Career Learning.

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

The following represents our current enrollment for each of the periods indicated:

	Years Ended June 30,			2024 / 2023		2023 / 2022
	2024	2023	2022	Change	Change %	Change	Change %

	(In thousands, except percentages)
General Education (1)	121.6	112.3	143.2	9.3	8.3%	(30.9)	(21.6%)
Career Learning (1) (2)	72.7	65.9	41.9	6.8	10.3%	24.0	57.3%
Total Enrollment	194.3	178.2	185.1	16.1	9.0%	(6.9)	(3.7%)
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2023 for the first quarter of fiscal year 2024, September 30, 2022 for the first quarter of fiscal year 2023, and September 30, 2021 for the first quarter of fiscal year 2022.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Years Ended June 30,			Change 2024 / 2023		Change 2023 / 2022
	2024	2023	2022	$	%	$	%

	(In thousands, except percentages)
General Education	$1,289,193	$1,131,391	$1,273,783	$157,802	13.9%	$(142,392)	(11.2%)
Career Learning
Middle - High School	651,191	586,770	321,416	64,421	11.0%	265,354	82.6%
Adult	99,685	119,197	91,467	(19,512)	(16.4%)	27,730	30.3%
Total Career Learning	750,876	705,967	412,883	44,909	6.4%	293,084	71.0%
Total Revenues	$2,040,069	$1,837,358	$1,686,666	$202,711	11.0%	$150,692	8.9%

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

Curriculum and Content – Stride has one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best - in - class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. We provide high-quality, engaging, online coursework and content in software engineering, healthcare, and medical fields.

Systems – We have established a secure and reliable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single-sign on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. Stand-alone products and services can provide curriculum and content hosting on customers’ LMSs, or integration with customers’ student information systems.

Instructional Services – We provide a broad range of instructional services that includes customer support for instructional teams, including recruitment of state - certified teachers, training in research-based online instruction methods and Stride systems, oversight and evaluation services, and ongoing professional development.  Stride also provides training options to support teachers and parents to meet students’ learning needs. Stride’s range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

Support Services – We provide a broad range of support services, including marketing and enrollment, supporting prospective students through the admission process, assessment management, administrative support (e.g., budget proposals, financial reporting, and student data reporting), and technology and materials support (e.g., provisioning of student computers, offline learning kits, internet access and technology support services).

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2024		2023		2022

	(In thousands, except percentages)
Revenues	$2,040,069	100.0%	$1,837,358	100.0%	$1,686,666	100.0%
Instructional costs and services	1,276,466	62.6	1,190,288	64.8	1,090,191	64.6
Gross margin	763,603	37.4	647,070	35.2	596,475	35.4
Selling, general, and administrative expenses	514,003	25.2	481,571	26.2	439,847	26.1
Income from operations	249,600	12.2	165,499	9.0	156,628	9.3
Interest expense, net	(8,812)	(0.4)	(8,404)	(0.5)	(8,277)	(0.5)
Other income (expense), net	26,900	1.3	15,452	0.8	(1,277)	(0.1)
Income before income taxes and income (loss) from equity method investments	267,688	13.1	172,547	9.4	147,074	8.7
Income tax expense	(64,482)	(3.2)	(45,346)	(2.5)	(40,088)	(2.4)
Income (loss) from equity method investments	977	0.0	(334)	(0.0)	144	0.0
Net income attributable to common stockholders	$204,183	10.0%	$126,867	6.9%	$107,130	6.4%

Comparison of the Years Ended June 30, 2024 and 2023

Revenues.  Our revenues for the year ended June 30, 2024 were $2,040.1 million, representing an increase of $202.7 million, or 11.0%, from $1,837.4 million for the year ended June 30, 2023. General Education revenues increased $157.8 million, or 13.9%, year over year. The increase in General Education revenues was primarily due to the 8.3% increase in enrollments, and changes to school mix (distribution of enrollments by school). Career Learning revenues increased $44.9 million, or 6.4%, primarily due to a 10.3% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the year ended June 30, 2024 were $1,276.5 million, representing an increase of $86.2 million, or 7.2%, from $1,190.3 million for the year ended June 30, 2023. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 62.6% of revenues during the year ended June 30, 2024, a decrease from 64.8% for the year ended June 30, 2023.

Selling, general, and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2024 were $514.0 million, representing an increase of $32.4 million, or 6.7% from $481.6 million for the year ended June 30, 2023. The increase was primarily due to an increase of $9.5 million in personnel and related benefit costs, $6.4 million in professional services, and $13.7 million in bad debt expense. Selling, general, and administrative expenses were 25.2% of revenues during the year ended June 30, 2024, a decrease from 26.2% for the year ended June 30, 2023.

Interest income (expense), net.  Net interest expense for the year ended June 30, 2024 was $8.8 million as compared to $8.4 million for the year ended June 30, 2023. The increase in net interest expense was primarily due to an increase in interest expense related to our finance leases.

Other income (expense), net.  Other income, net for the year ended June 30, 2024 was $26.9 million as compared to $15.5 million for the year ended June 30, 2023. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $64.5 million for the year ended June 30, 2024, or 24.0% of income before taxes, as compared to $45.3 million, or 26.3% of income before taxes for the year ended June 30, 2023. The decrease in the effective income tax rate for the year ended June 30, 2024, as compared to the effective tax rate for the year ended June 30, 2023, was primarily due to non-deductible compensation and state taxes.

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

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the year ended June 30, 2023 were $481.6 million, representing an increase of $41.8 million, or 9.5%, from $439.8 million for the year ended June 30, 2022. The increase was primarily due to an increase of $31.3 million in personnel and related benefit costs and $17.4 million in professional services and marketing expenses, partially offset by a decrease of $6.5 million in bad debt expense and $1.5 million in net operating lease expense. Selling, general, and administrative expenses were 26.2% of revenues during the year ended June 30, 2023, an increase from 26.1% for the year ended June 30, 2022.

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

Liquidity and Capital Resources

As of June 30, 2024, we had net working capital, or current assets minus current liabilities, of $1,001.2 million. Our working capital includes cash and cash equivalents of $500.6 million and accounts receivable of $472.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2024.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2024, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of June 30, 2024, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2024 and 2023, the finance lease liability was $55.6 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2024 was $278.8 million compared to $203.2 million for the year ended June 30, 2023. The $75.6 million increase in cash provided by operations between periods was primarily due to the increase in net income.

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

Investing Activities

Net cash used in investing activities for the years ended June 30, 2024, 2023 and 2022 was $139.9 million, $118.2 million and $110.8 million, respectively.

Net cash used in investing activities for the year ended June 30, 2024 increased $21.7 million from the year ended June 30, 2023. The increase was primarily due to higher net purchases of marketable securities of $24.4 million, partially offset by a decrease in capital expenditures year over year of $4.8 million.

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

Financing Activities

Net cash used in financing activities for the years ended June 30, 2024, 2023 and 2022 was $49.1 million, $63.5 million and $93.3 million, respectively.

Net cash used in financing activities for the year ended June 30, 2024 decreased $14.4 million from the year ended June 30, 2023. The decrease was primarily due to a decrease in the repurchase of restricted stock for income tax withholding of $5.3 million, a payment of contingent consideration of $7.0 million in fiscal year 2023, and a decrease in the repayment of finance lease obligations incurred for the acquisition of student computers of $2.1 million.

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

Recent Accounting Pronouncements

For information regarding, “Recent Accounting Pronouncements,” please refer to Note 3, “Summary of Significant Accounting Policies,” contained within our consolidated financial statements in Part II, Item 8, of this Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

At June 30, 2024 and 2023, we had cash and cash equivalents totaling $500.6 million and $410.8 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At June 30, 2024, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.0 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At June 30, 2024, we had no outstanding balance on our Credit Facility.

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

Shareholders and Board of Directors

Stride, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stride, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 6, 2024, expressed an unqualified opinion thereon.

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

Revenues from Funding-based Contracts

As described in Note 3 to the Company’s consolidated financial statements, for the year ended June 30, 2024, revenues from funding-based contracts approximated $1.9 billion and contributed to both lines of revenue—General Education and Career Learning. The estimate of funding-based contract revenue from state governments or school districts is based upon the amount of expected revenues to be earned during the year adjusted, as necessary, for individual school financial deficits and surpluses.

We identified management’s judgments related to funding-based contract revenues as a critical audit matter.  Assumptions and key inputs used to determine estimated funding include enrollment related data and defined funding rates.  Changes to these inputs and assumptions could significantly affect the amount of expected annual funding, and thus revenues recognized. Auditing the assumptions and inputs used to estimate funding-based contract revenue involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation, and operating effectiveness of internal controls over the Company’s process to estimate funding-based contract revenue, including the determination of student enrollment and funding rates.
●	Evaluating the appropriateness of the methodology and assumptions used to determine revenue from funding-based contracts, including:
o	Agreeing key inputs to publicly available information, state/district correspondence and comparing inputs to auditor developed expectations.
o	Testing the mathematical accuracy of the calculations based on the terms of the respective state or district.
●	Testing the completeness and accuracy of source data used to determine funding by validating the enrollment data through inspection of relevant source documents such as admissions records and report cards or official transcripts.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2005.

Potomac, Maryland

August 6, 2024

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$500,614	$410,807
Accounts receivable, net of allowance of $31,298 and $30,031	472,754	463,722
Inventories, net	36,748	36,716
Prepaid expenses	29,164	24,817
Marketable securities	191,672	111,918
Other current assets	14,494	17,219
Total current assets	1,245,446	1,065,199
Operating lease right-of-use assets, net	54,503	69,508
Property and equipment, net	50,856	52,332
Capitalized software, net	81,952	83,465
Capitalized curriculum development costs, net	53,232	50,787
Intangible assets, net	60,282	74,771
Goodwill	246,676	246,676
Deferred tax asset	7,200	8,776
Deposits and other assets	120,318	109,152
Total assets	$1,920,465	$1,760,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,970	$48,854
Accrued liabilities	60,796	76,626
Accrued compensation and benefits	64,878	57,426
Deferred revenue	35,742	76,159
Current portion of finance lease liability	29,146	35,621
Current portion of operating lease liability	12,748	14,449
Total current liabilities	244,280	309,135
Long-term finance lease liability	26,452	21,278
Long-term operating lease liability	45,192	59,425
Long-term debt	414,675	413,035
Other long-term liabilities	13,841	10,497
Total liabilities	744,440	813,370
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,576,164 and 48,339,048 shares issued; and 43,241,421 and 43,004,305 shares outstanding, respectively	4	4
Additional paid-in capital	720,033	695,480
Accumulated other comprehensive loss	(42)	(35)
Retained earnings	558,512	354,329
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,176,025	947,296
Total liabilities and stockholders' equity	$1,920,465	$1,760,666

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2024	2023	2022

	(In thousands except share and per share data)
Revenues	$2,040,069	$1,837,358	$1,686,666
Instructional costs and services	1,276,466	1,190,288	1,090,191
Gross margin	763,603	647,070	596,475
Selling, general, and administrative expenses	514,003	481,571	439,847
Income from operations	249,600	165,499	156,628
Interest expense, net	(8,812)	(8,404)	(8,277)
Other income (expense), net	26,900	15,452	(1,277)
Income before income taxes and income (loss) from equity method investments	267,688	172,547	147,074
Income tax expense	(64,482)	(45,346)	(40,088)
Income (loss) from equity method investments	977	(334)	144
Net income attributable to common stockholders	$204,183	$126,867	$107,130
Net income attributable to common stockholders per share:
Basic	$4.79	$3.00	$2.58
Diluted	$4.69	$2.97	$2.52
Weighted average shares used in computing per share amounts:
Basic	42,626,588	42,286,392	41,451,101
Diluted	43,535,441	42,728,108	42,441,524

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Net income	$204,183	$126,867	$107,130
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7)	(178)	617

Comprehensive income attributable to common stockholders	$204,176	$126,689	$107,747

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Total

Balance, June 30, 2021	46,911,527	$4	$795,449	$(474)	$112,151	(5,334,743)	$(102,482)	$804,648
Adjustment related to the adoption of new accounting guidance	—	—	(89,460)	—	8,181	—	—	(81,279)
Net income	—	—	—	—	107,130	—	—	107,130
Foreign currency translation adjustment	—	—	—	617	—	—	—	617
Stock-based compensation expense	—	—	19,021	—	—	—	—	19,021
Exercise of stock options	29,100	—	414	—	—	—	—	414
Vesting of performance share units, net of tax withholding	1,017,380	—	—	—	—	—	—	—
Issuance of restricted stock awards	582,273	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(160,795)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(266,821)	—	(37,970)	—	—	—	—	(37,970)
Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581

Net income	—	—	—	—	126,867	—	—	126,867
Foreign currency translation adjustment	—	—	—	(178)	—	—	—	(178)
Stock-based compensation expense	—	—	21,419	—	—	—	—	21,419
Exercise of stock options	1,350	—	20	—	—	—	—	20
Vesting of performance share units, net of tax withholding	80,004	—	—	—	—	—	—	—
Issuance of restricted stock awards	595,818	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(137,134)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(313,654)	—	(13,413)	—	—	—	—	(13,413)
Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296

Net income	—	—	—	—	204,183	—	—	204,183
Foreign currency translation adjustment	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	32,810	—	—	—	—	32,810
Vesting of performance share units, net of tax withholding	31,426	—	—	—	—	—	—	—
Issuance of restricted stock awards	507,443	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(153,728)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(148,025)	—	(8,257)	—	—	—	—	(8,257)
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities
Net income	$204,183	$126,867	$107,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	109,683	110,358	97,914
Stock-based compensation expense	31,462	20,320	18,570
Deferred income taxes	2,890	(10,373)	1,190
Provision for credit losses	22,844	9,158	15,673
Amortization of fees on debt	1,640	1,597	1,573
Noncash operating lease expense	14,246	14,728	19,810
Other	849	(1,966)	9,949
Changes in assets and liabilities:
Accounts receivable	(32,056)	(54,908)	(57,501)
Inventories, prepaid expenses, deposits and other current and long-term assets	(8,877)	(19,389)	4,798
Accounts payable	(6,844)	(11,999)	11
Accrued liabilities	(16,556)	24,132	7,598
Accrued compensation and benefits	7,394	(15,473)	(7,465)
Operating lease liability	(14,990)	(12,243)	(20,742)
Deferred revenue and other liabilities	(37,071)	22,341	8,376
Net cash provided by operating activities	278,797	203,150	206,884
Cash flows from investing activities
Purchase of property and equipment	(2,270)	(4,336)	(9,748)
Capitalized software development costs	(40,653)	(44,973)	(42,191)
Capitalized curriculum development costs	(18,666)	(17,239)	(15,687)
Sale of other investments	—	60	5,261
Acquisition of assets	—	(1,409)	—
Other acquisitions, loans and investments, net of distributions	(5,196)	(1,652)	(3,899)
Proceeds from the maturity of marketable securities	204,487	91,879	40,163
Purchases of marketable securities	(277,573)	(140,570)	(84,657)
Net cash used in investing activities	(139,871)	(118,240)	(110,758)
Cash flows from financing activities
Repayments on finance lease obligations	(40,919)	(42,956)	(33,011)
Payments of contingent consideration	—	(7,024)	—
Payments of deferred purchase consideration	—	—	(22,858)
Proceeds from exercise of stock options	—	20	414
Repurchase of restricted stock for income tax withholding	(8,200)	(13,541)	(37,855)
Net cash used in financing activities	(49,119)	(63,501)	(93,310)
Net change in cash, cash equivalents and restricted cash	89,807	21,409	2,816
Cash, cash equivalents and restricted cash, beginning of period	410,807	389,398	386,582
Cash, cash equivalents and restricted cash, end of period	$500,614	$410,807	$389,398

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is a technology company providing an educational platform to deliver online learning to students throughout the U.S. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it provides solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a diverse catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services. The Company also provides focused post-secondary career learning programs to adult learners, for the software engineering, healthcare, and medical fields. These programs are sold directly to consumers, employers and government agencies.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company operates in one operating and reportable business segment as a technology company providing an educational platform to deliver proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students and adults. The Chief Operating Decision Maker evaluates profitability based on consolidated results.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

On July 1, 2021, the Company early adopted Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2025. Other than additional disclosure, we do not expect a change to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2026. Other than additional disclosure, we do not expect a change to our consolidated financial statements.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from year to year. For the years ended June 30, 2023, 2022 and 2021, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 2.8%, 1.6%, and 1.4%, respectively.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2024, 2023 and 2022, the Company’s revenues included a reduction for net school operating losses at the schools of $17.0 million, $23.8 million, and $36.3 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2024, 2023 and 2022, were $576.4 million, $503.2 million and $460.5 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2024, 2023 and 2022, approximately 93%, 90%, and 89%, respectively, of the Company’s General Education revenues, and 100%, 99% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
General Education	$1,289,193	$1,131,391	$1,273,783
Career Learning
Middle - High School	651,191	586,770	321,416
Adult	99,685	119,197	91,467
Total Career Learning	750,876	705,967	412,883
Total Revenues	$2,040,069	$1,837,358	$1,686,666

Concentration of Customers

During the years ended June 30, 2024, 2023 and 2022, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2024	2023	2022

	(In thousands)
Accounts receivable	$472,754	$463,722	$418,558
Unbilled receivables (included in accounts receivable)	19,499	20,647	19,702
Deferred revenue	35,742	76,159	53,630
Deferred revenue, long-term (included in other long-term liabilities)	1,097	2,061	3,099

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2024, 2023 and 2022, that was included in the previous July 1st deferred revenue balance was $74.4 million, $53.1 million, and $38.9 million, respectively. During the years ended June 30, 2024, 2023 and 2022, the Company recorded revenues of $51.0 million, $26.8 million and $20.8 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2024 was $1.1 million.

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

The Company determined that the expected value method is the most appropriate method to account for variable consideration and the Company’s forecasting method is an estimation process that uses probability to determine expected funding. On a monthly basis, the Company estimates the total funds each school will receive in a particular school year

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

and the amount of full-year school revenues and operating expenses to determine the amount of revenue the Company will recognize. Enrollment and state funding rates are key inputs to this estimate. The estimates are adjusted monthly, and a cumulative catch-up adjustment is recorded to revenue as necessary to reflect the total revenues earned to date to be proportional to the total revenues to be earned in the fiscal year. The Company builds in known constraints (i.e., enrollment, funding, net operating losses, etc.) into the estimate of the variable consideration to record the most probable amount.

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $16.7 million, $15.5 million and $7.5 million for the years ended June 30, 2024, 2023 and 2022, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $25.6 million, $13.6 million and $0.4 million for the years ended June 30, 2024, 2023 and 2022, respectively. This activity is recorded within other income (expense) within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2024 and 2023, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of June 30, 2024, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $191.7 million and $21.9 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$45,752	$-	$45,752	$(95)	$45,657
U.S. Treasury Notes	46,760	-	46,760	(71)	46,689
Commercial Paper	121,077	-	121,077	2	121,079
Total	$213,589	$-	$213,589	$(164)	$213,425

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

The Company’s allowance for credit losses increased from $30.0 million as of June 30, 2023 to $31.3 million as of June 30, 2024. The increase of $1.3 million is due primarily to a $22.8 million current year provision, less $21.6 million in amounts written off. The Company’s allowance for credit losses increased from $27.0 million as of June 30, 2022 to $30.0 million as of June 30, 2023. The increase of $3.0 million is comprised of an $8.0 million provision, less $5.0 million of amounts recovered.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2024 and 2023, $12.5 million and $13.2 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $5.9 million and $4.1 million at June 30, 2024 and 2023, respectively.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Other Current Assets

Other current assets primarily include textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $4.0 million, $5.6 million and $3.8 million for the years ended June 30, 2024, 2023 and 2022, respectively, related to unreturned student computers and printers.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $4.0 million, $3.1 million and $8.6 million for the years ended June 30, 2024, 2023 and 2022, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $40.7 million, $45.0 million and $42.2 million for the years ended June 30, 2024, 2023 and 2022, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2024, 2023 and 2022.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

courseware. Capitalization ends when a course is available for general release to its customers, at which time amortization of the capitalized costs begins. The period of time over which these development costs are amortized is generally five years.

Total capitalized curriculum development additions were $18.7 million, $17.2 million and $15.7 million for the years ended June 30, 2024, 2023 and 2022, respectively. These amounts are recorded on the consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2024, 2023 and 2022.

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

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters and school operations. Lease terms vary between 1 and 9 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

over the lease term. The accounting policy election is made by class of underlying asset to which the right of use relates. The Company has elected to apply the accounting policy election only to operating leases.

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2024, 2023 and 2022 was $12.9 million, $15.2 million and $13.0 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $9.9 million, $8.7 million,  $7.1 million, $5.3 million and $4.5 million in the fiscal years ending June 30, 2025 through June 30, 2029, respectively and $24.6 million thereafter.

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

During the years ended June 30, 2024, 2023 and 2022, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s goodwill for the years ended June 30, 2024, 2023 and 2022:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2022	$241.0
Acquisition of Tallo Assets	5.7
Balance as of June 30, 2023	$246.7
—
Balance as of June 30, 2024	$246.7

The following table represents the balance of the Company’s intangible assets as of June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(23.5)	$47.1	$77.2	$(23.0)	$54.2
Customer and distributor relationships	37.1	(31.1)	6.0	38.4	(28.0)	10.4
Developed technology	21.7	(14.8)	6.9	22.0	(12.1)	9.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$130.8	$(70.5)	$60.3	$139.0	$(64.2)	$74.8

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the years ended June 30, 2024, 2023 and 2022, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising, online marketing, direct mail, print media and television commercials and are expensed when incurred.  Advertising costs totaled $96.5 million, $96.8 million and $86.5 million for the years ended June 30, 2024, 2023 and 2022, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. convertible note is discussed in more detail in Note 12, “Acquisitions and Investments.” As of June 30, 2024, the estimated fair value of the long-term debt was $585.8 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its consolidated balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2024, the estimated fair value of the Company’s marketable securities was $213.4 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

On November 30, 2020, the Company acquired 100% of MedCerts in exchange for $70.0 million and estimated contingent consideration of $10.8 million. During fiscal year 2021 and 2022, the Company recorded an aggregate expense of $0.5 million to adjust its estimate of the fair value of the contingent consideration to $11.3 million. During the fiscal year ended June 30, 2023, the Company paid $7.0 million to settle the contingent consideration and recorded a gain of $4.3 million. The gain is recorded within selling, general, and administrative expenses on the consolidated statements of operations.

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2024 and 2023.

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the year ended June 30, 2024.

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Years Ended June 30,
	2024	2023	2022

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$204,183	$126,867	$107,130
Weighted average common shares — basic	42,626,588	42,286,392	41,451,101
Basic net income per share	$4.79	$3.00	$2.58

Diluted net income per share computation:

Net income attributable to common stockholders	$204,183	$126,867	$107,130
Share computation:
Weighted average common shares — basic	42,626,588	42,286,392	41,451,101
Effect of dilutive stock options and restricted stock awards	908,853	441,716	990,423
Weighted average common shares — diluted	43,535,441	42,728,108	42,441,524
Diluted net income per share	$4.69	$2.97	$2.52

For the years ended June 30, 2024, 2023 and 2022, shares issuable in connection with stock options, restricted stock, and convertible debt of 7,658, 21,854 and 4,939 respectively, were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2024	2023

	(In thousands)
Student computers	$128,496	$114,064
Computer software	9,923	14,908
Computer hardware	6,698	8,867
Leasehold improvements	10,369	11,590
State testing computers	4,609	4,609
Furniture and fixtures	3,190	3,547
Office equipment	122	213
	163,407	157,798
Less accumulated depreciation and amortization	(112,551)	(105,466)
	$50,856	$52,332

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $3.8 million, $3.6 million and $3.9 million during the years ended June 30, 2024, 2023 and 2022, respectively. Depreciation expense of $32.9 million, $42.3 million and $37.6 million related to computers provided to students is reflected in instructional costs and services during the years ended June 30, 2024, 2023 and 2022, respectively.

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses.

Capitalized software costs consist of the following at:

	June 30,
	2024	2023

	(In thousands)
Capitalized software	$330,054	$318,965
Less accumulated depreciation and amortization	(248,102)	(235,500)
	$81,952	$83,465

The Company recorded amortization expense of $34.4 million, $27.0 million and $22.9 million related to capitalized software reflected in instructional costs and services and $7.9 million, $5.6 million and $5.4 million reflected in selling, general, and administrative expenses during the years ended June 30, 2024, 2023 and 2022, respectively.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Capitalized curriculum development costs consist of the following at:

	June 30,
	2024	2023

	(In thousands)
Capitalized curriculum development costs	$181,353	$183,597
Less accumulated depreciation and amortization	(128,121)	(132,810)
	$53,232	$50,787

The Company recorded amortization expense of $17.7 million, $16.7 million and $15.1 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2024, 2023 and 2022, respectively.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2024	2023

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$15,553	$17,628
Reserves	9,031	7,850
Accrued expenses	13,290	10,868
Stock compensation expense	8,162	4,548
Other assets	2,180	3,212
Convertible debt	5,980	8,632
Deferred revenue	456	680
Lease liability	13,879	17,900
Total deferred tax assets	68,531	71,318
Deferred tax liabilities
Capitalized curriculum development	(9,466)	(9,038)
Capitalized software and website development costs	(4,340)	(2,987)
Property and equipment	(9,401)	(8,438)
Right-of-use assets	(13,052)	(16,837)
Returned materials	(2,858)	(2,980)
Purchased intangibles	(14,827)	(15,471)
Total deferred tax liabilities	(53,944)	(55,751)
Net deferred tax asset before valuation allowance	14,587	15,567
Valuation allowance	(7,387)	(6,791)
Net deferred tax asset	$7,200	$8,776
Reported as:
Long-term deferred tax assets	$7,200	$8,776

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $7.4 million and $6.8 million as of June 30, 2024 and 2023, respectively, predominantly related to foreign and state income tax net operating losses ("NOL").

At June 30, 2024, the Company had approximately $33.6 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020.  The available federal NOL carryforwards were generated after 2017 and have an indefinite carryforward period due to the Tax Cuts and Jobs Act (the “Tax Act”).  Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control.  The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

At June 30, 2024, the Company had tax effected state NOL carryforwards of $1.1 million, net of valuation allowances, and will expire on various dates.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The components of the income before income taxes for the years ended June 30, 2024, 2023 and 2022 were as follows:

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Domestic	$262,802	$161,270	$131,967
Foreign	5,863	10,943	15,251
Total income before income taxes	$268,665	$172,213	$147,218

The components of the income tax expense (benefit) for the years ended June 30, 2024, 2023 and 2022 were as follows:

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Current:
Federal	$52,678	$41,360	$27,969
State	7,660	12,032	7,550
Foreign	1,254	2,327	3,379
Total current	61,592	55,719	38,898
Deferred:
Federal	(667)	(9,033)	1,743
State	3,557	(1,340)	(553)
Total deferred	2,890	(10,373)	1,190
Total income tax expense	$64,482	$45,346	$40,088

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Years Ended June 30,
	2024	2023	2022
U.S. federal tax at statutory rates	21.0%	21.0%	21.0%
Permanent items	-	-	0.4
Lobbying	0.1	0.1	0.1
Non-deductible compensation	0.8	1.6	9.3
State taxes, net of federal benefit	3.2	4.4	3.5
Research and development tax credits	(1.5)	(1.4)	(0.8)
Change in valuation allowance	-	(0.4)	0.8
Effects of foreign operations	0.1	0.9	0.3
Reserve for unrecognized tax benefits	0.5	0.9	0.5
Other	0.1	(0.5)	(1.2)
Stock-based compensation	(0.3)	(0.3)	(6.7)
Provision for income taxes	24.0%	26.3%	27.2%

The decrease in the effective income tax rate for the year ended June 30, 2024, as compared to the effective tax rate for the year ended June 30, 2023, was primarily due to non-deductible compensation and state taxes.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2024, 2023 and 2022, the Company had $0.4 million, $0.2 million and $0.1 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2024, 2023 and 2022 were as follows:

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Balance at beginning of the year	$3,156	$1,729	$1,057
Additions for prior year tax positions	591	568	364
Additions for current year tax positions	1,205	1,106	482
Reductions for prior year tax positions	(666)	(247)	(173)
Balance at end of the year	$4,286	$3,156	$1,729

If recognized, all of the $4.3 million balance of unrecognized tax benefits as of June 30, 2024 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2020.  Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2018.

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

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2024 and 2023, the finance lease liability was $55.6 million and $56.9 million, respectively, with lease interest rates ranging from 2.10% to 6.72%. As of June 30, 2024 and 2023, the balance of the associated right-of-use assets was $39.8 million and $36.3 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the consolidated statements of operations.

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

The following is a summary, as of June 30, 2024 and June 30, 2023, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	June 30,
	2024	2023

	(in thousands)
2024	$—	$37,056
2025	31,655	16,691
2026	19,880	5,457
2027	7,691	60
2028	82	—
Total minimum payments	59,308	59,264
Less: imputed interest	(3,710)	(2,365)
Finance lease liability	55,598	56,899
Less: current portion of finance lease liability	(29,146)	(35,621)
Long-term finance lease liability	$26,452	$21,278

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2024 and 2023, the operating lease liability was $57.9 million and $73.9 million, respectively. As of June 30, 2024 and 2023 the balance of the associated right-of-use assets was $54.5 million and $69.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 9 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary as of June 30, 2024 and June 30, 2023, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	June 30,
	2024	2023

	(in thousands)
2024	$—	$16,341
2025	14,263	15,668
2026	12,361	12,290
2027	8,705	8,753
2028	7,713	7,727
2029	7,599	—
Thereafter	12,381	19,975
Total minimum payments	63,022	80,754
Less: imputed interest	(5,082)	(6,880)
Operating lease liability	57,940	73,874
Less: current portion of operating lease liability	(12,748)	(14,449)
Long-term operating lease liability	$45,192	$59,425

The Company is subleasing one of its facilities through September 2024, one through November 2024, and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations. The following is a summary as of June 30, 2024 and June 30, 2023, respectively, of the expected sublease income:

	June 30,
	2024	2023

	(in thousands)
2024	$—	$836
2025	455	455
2026	139	139
Total sublease income	$594	$1,430

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating leases for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024		2023		2022

	(in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$31,099		$39,312		$34,719
Interest on lease liabilities	2,639		2,080		1,769
Instructional costs and services:
Operating lease cost	9,605		12,028		15,718
Short-term lease cost	56		103		67
Sublease income	(328)		(1,081)		(955)
Selling, general, and administrative expenses:
Operating lease cost	6,019		4,616		6,253
Short-term lease cost	150		259		125
Sublease income	(491)		(406)		(367)
Total lease cost	$48,749		$56,911		$57,329

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(14,990)		$(12,243)		$(20,742)
Financing cash flows from finance leases	(40,919)		(42,956)		(33,011)
Right-of-use assets obtained in exchange for new finance lease liabilities	35,652		30,514		23,232
Right-of-use assets obtained in exchange for new operating lease liabilities	864		1,619		10,589
Weighted-average remaining lease term - finance leases	2.02	yrs.	1.72	yrs.	1.85	yrs.
Weighted-average remaining lease term - operating leases	5.66	yrs.	6.10	yrs.	6.54	yrs.
Weighted-average discount rate - finance leases	5.62%		3.86%		2.47%
Weighted-average discount rate - operating leases	2.92%		2.81%		2.75%

7. Debt

The following is a summary, as of June 30, 2024 and June 30, 2023, respectively, of the components of the Company’s outstanding long-term debt:

	June 30,
	2024	2023

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(5,325)	(6,965)
Total debt	414,675	413,035
Less: current portion of debt	—	—
Long-term debt	$414,675	$413,035

Convertible Senior Notes due 2027

In August and September 2020, the Company issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by an indenture (the “Indenture”) between the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Company and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.6 million after deducting the underwriting fees and other expenses paid by the Company.

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $4.7 million, $4.7 million and $4.7 million respectively, during the years ended June 30, 2024 and 2023 and 2022.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense related to the amortization of the debt issuance costs of $1.6 million, $1.6 million and $1.6 million respectively, during the years ended June 30, 2024 and 2023 and 2022.

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

8. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of June 30, 2024, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of June 30, 2024, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

9. Equity Incentive Plan

On December 9, 2022, the Company’s stockholders approved an amendment and restatement of the 2016 Equity Incentive Award Plan (the “amended and restated 2016 Plan”). The amended and restated 2016 Plan reflects an increase in the number of shares of common stock available for issuance by 1,045,000 shares, the removal of certain provisions that were otherwise required for awards to qualify as performance-based compensation under an exception to Section 162(m) of the Internal Revenue Code of 1986, as amended, prior to its repeal, an extension of the term of the amended and

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

restated 2016 Plan to October 7, 2032, an increase to the limit on the number of shares that may be issued upon the exercise of incentive stock options, and a prohibition on the payment of dividends and dividend equivalents on unvested awards.

The amended and restated 2016 Plan is designed to attract, retain and motivate employees who make important contributions to the Company by providing such individuals with equity ownership opportunities. Awards granted under the amended and restated 2016 Plan may include stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Under the amended and restated 2016 Plan, unissued shares related to forfeited or cancelled awards granted under the amended and restated 2016 Plan or awards granted under the Company’s 2007 Equity Incentive Award Plan (the “Prior Plan”) (to the extent such awards granted under the Prior Plan were outstanding as of December 15, 2016 and were forfeited or cancelled prior to September 19, 2022), will again be available for issuance under the amended and restated 2016 Plan.  Notwithstanding the foregoing, shares tendered to pay the exercise price or tax withholding with respect to a stock option, or shares that are not issued in connection with the settlement of a stock appreciation right on exercise thereof, or shares purchased on the open market with the cash proceeds from the exercise of options will not again be available for issuance under the amended and restated 2016 Plan.

At June 30, 2024, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 2,066,665. At June 30, 2024, there were 1,587,359 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand alone agreements during the years ended June 30, 2024, 2023 and 2022 was as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2021	31,450	$16.58	0.82	$437,037
Granted	—	—
Exercised	(29,100)	16.14
Forfeited or canceled	(1,000)	31.73
Outstanding, June 30, 2022	1,350	$14.77	0.98	$35,127
Granted	—	—
Exercised	(1,350)	14.77
Forfeited or canceled	—	—
Outstanding, June 30, 2023	—	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding and exercisable, June 30, 2024	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in the money options) that would have been received by the option holders had all option holders exercised their options at the end of each fiscal year. The total intrinsic value of options exercised during the years ended June 30, 2024, 2023 and 2022 was zero, $0.0 million, and $0.5 million, respectively.

As of June 30, 2024, there was no unrecognized compensation expense related to nonvested stock options granted. During each of the years ended June 30, 2024, 2023 and 2022, the Company recognized zero stock-based compensation expense related to stock options

Restricted Stock Awards

The Company has approved grants of restricted stock awards (“RSA”) pursuant to the amended and restated 2016 Plan and Prior Plan. Under the amended and restated 2016 Plan and Prior Plan, employees, outside directors and independent contractors are able to participate in the Company’s future performance through the awards of restricted stock. Each RSA vests pursuant to the vesting schedule set forth in the restricted stock agreement granting such RSAs, generally over three years.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2024, 2023 and 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	1,409,334	$30.26
Granted	582,273	35.27
Vested	(699,346)	28.62
Canceled	(160,795)	34.33
Nonvested, June 30, 2022	1,131,466	$33.27
Granted	595,818	37.90
Vested	(774,917)	32.50
Canceled	(137,134)	36.08
Nonvested, June 30, 2023	815,233	$36.91
Granted	507,443	43.43
Vested	(437,724)	36.36
Canceled	(153,728)	37.37
Nonvested, June 30, 2024	731,224	$40.60

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2024, no new performance-based restricted stock awards were granted, and none remained nonvested as of June 30, 2024. During the year ended June 30, 2024, 27,234 performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

During fiscal year 2021, the Company granted 30,364 performance-based restricted stock awards to the Company’s CEO with a weighted average grant-date fair value of $24.70 per share. These awards were granted pursuant to the amended and restated 2016 Plan and were subject to the achievement of Adjusted EBITDA metrics for the calendar year 2021. In January 2022, achievement was certified at 133% of target, which resulted in an additional 10,020 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

During fiscal year 2021, the Company granted 82,710 performance-based restricted stock awards to the Company’s named executive officers with a weighted average grant-date fair value of $45.33 per share. These awards were granted pursuant to the amended and restated 2016 Plan and were subject to the achievement of Adjusted EBITDA metrics in fiscal year 2021. In August 2021, achievement was certified at 133% of target, which resulted in an additional 27,293 shares, and one-third of the award vested; the remaining two-thirds will vest annually over two years.

During fiscal year 2020, the Company granted 358,294 performance-based restricted stock awards to the Company’s then CEO with a weighted average grant-date fair value of $27.91 per share. These awards were granted pursuant to the amended and restated 2016 Plan and are subject to the achievement of target free cash flow metrics in each of the fiscal years 2020 through 2022. The metrics are measured at the end of each fiscal year; however if either of the first two tranches are not achieved, the awards may still vest if the free cash flow metric in aggregate is met over the three-year life of the award. In August 2021, the second tranche was achieved at target resulting in the vesting of 119,431 shares. In August 2022, the first and third tranches were achieved at target resulting in the vesting of 238,863 shares.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2024, 507,443 new service-based restricted stock awards were granted and in total, 731,224 remain nonvested at June 30, 2024. During the year ended June 30, 2024, 410,491 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2024, there was $21.2 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years. The fair value of restricted stock awards granted for the years ended June 30, 2024, 2023 and 2022, was $22.0 million, $22.6 million and $20.5 million, respectively. The total fair value of shares vested for the years ended June 30, 2024, 2023 and 2022, was $23.3 million, $29.6 million and $23.5 million, respectively. During the years ended June 30, 2024, 2023 and 2022, the Company recognized $16.0 million, $15.5 million and $18.4 million, respectively, of stock-based compensation expense related to restricted stock awards.

Performance Share Units

The Company has approved grants of performance share units (“PSUs”) pursuant to the amended and restated 2016 Plan. Each PSU is earned through the achievement of a performance-based metric, combined with the continuation of employee service over a defined period. The level of performance determines the number of PSUs earned, and is generally measured against threshold, target and outperform achievement levels of the award. Each PSU represents the right to receive one share of the Company’s common stock, or at the option of the Company, an equivalent amount of cash, and is classified as an equity or liability award. When the grant is a fixed monetary amount, and the number of shares is not determined until achievement and the value of the Company’s stock on that day, the PSU is a liability-classified award. Each PSU vests pursuant to the vesting schedule found in the respective PSU agreement.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Performance share unit activity (excluding liability-classified awards) during the years ended June 30, 2024, 2023 and 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	2,878,044	$15.26
Granted	346,880	34.90
Vested	(1,810,752)	9.95
Canceled	(1,058,870)	24.95
Nonvested, June 30, 2022	355,302	$32.62
Granted	366,507	33.87
Vested	(119,467)	30.48
Canceled	(105,473)	28.22
Nonvested, June 30, 2023	496,869	$34.99
Granted	375,725	41.85
Vested	(22,468)	49.62
Canceled	(90,595)	36.94
Nonvested, June 30, 2024	759,531	$37.73

Fiscal Year 2024 LTIP

During the year ended June 30, 2024, the Company granted 354,090 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $14.4 million, or a weighted average grant-date fair value of $40.84 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2027. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

Fiscal Year 2023 LTIP

During fiscal year 2023, the Company granted 289,640 PSUs at target under an LTIP which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $10.0 million, or a weighted average grant-date fair value of $34.41 per share. Fifty percent of the earned award is based on operating income performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. The grant date fair value of Tranche #1 was remeasured in October 2022 as a result of a modification of the terms of the award. Originally, performance was tied to gross margin. The metric was changed to operating income to better align with shareholder feedback and technology industry and peer group common practice. The modification of the performance criteria from gross margin to operating income resulted in a new fair market value as of the modification date of $4.8 million, a decrease of $0.8 million. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

Fiscal Year 2022 LTIP

During fiscal year 2022, the Company granted 250,250 PSUs at target under an LTIP which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at 70% of target.

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

Fiscal Year 2021 LTIP

During fiscal year 2021, the Company granted 111,450 PSUs at target under an LTIP which are tied to the achievement of certain individualized financial and non-financial performance targets. These PSUs had a grant date fair value of $2.7 million, or a weighted average grant-date fair value of $24.15 per share. In December 2022, achievement was certified related to two metrics – one at threshold and one at 123% of target. Forty percent, or 4,533 shares vested immediately and an additional sixty percent, or 6,797 shares vested in December 2023. The remaining shares tied to metrics that were not achieved were forfeited. The fiscal year 2021 LTIP is an equity-classified award.

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

Fiscal Year 2020 Galvanize TRIP

During fiscal year 2020, the Company granted to the executive team of Galvanize a target level of $12.3 million under a Transaction Related Incentive Plan (“TRIP”) which is tied to the achievement of certain revenue and EBITDA targets of Galvanize. Seventy percent of the earned award is based on the performance of Galvanize for the calendar year 2021 (“Tranche #1”) and thirty percent of the earned award is based on the performance of Galvanize for the calendar year 2022 (“Tranche #2”), both of which are expected to vest after achievement is certified in January following each of the calendar year ends. The revenue and EBITDA targets are split sixty percent and forty percent, respectively, for both tranches. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. In January 2022, the Company determined that the metrics for calendar year 2021 were not met and Tranche #1 was forfeited. In January 2023, the Company determined that the metrics for calendar year 2022 were not met and Tranche #2 was also forfeited. The TRIP was a liability-classified award.

Fiscal Year 2019 LTIP

During fiscal year 2019, the Company granted 263,936 PSUs at target under an LTIP which are tied to certain career learning revenue targets and enrollment levels, as well as students’ academic progress. These PSUs had a grant date fair value of $7.9 million, or a weighted average grant-date fair value of $30.05 per share. During fiscal year 2020, the Company granted an additional 34,030 PSUs at target with a grant date fair value of $0.8 million, or $23.51 per share. Forty-five percent of the earned award is based on students’ academic progress (“Tranche #1”) and twenty-five percent of the earned award is based on certain enrollment levels (“Tranche #2”). In October 2021, Tranche #2 achievement was certified at approximately 193% of target resulting in the vesting of 115,223 shares, while Tranche #1 was not achieved resulting in 107,397 forfeited shares. The remaining thirty percent of the earned award is based on certain revenue targets (“Tranche #3”). In August 2022, Tranche #3 achievement was certified at 200% of target resulting in the vesting of 77,048 shares.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Summary of All Performance Share Units

As of June 30, 2024, there was $21.8 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.4 years. During the years ended June 30, 2024, 2023 and 2022 the Company recognized $15.4 million, $4.9 million and $0.1 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the years ended June 30, 2024 and 2023 and 2022 is $0.3 million, $1.0 million, and $1.3 million, respectively, related to the Tech Elevator time-based portion of the MIP. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the years ended June 30, 2024, 2023 and 2022 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2021	59,354	$22.01
Granted	14,769	33.24
Vested	(5,006)	23.97
Canceled	—	—
Nonvested, June 30, 2022	69,117	$24.27
Granted	30,418	34.43
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2023	99,535	$27.38
Granted	13,171	59.43
Vested	(16,102)	22.91
Canceled	—	—
Nonvested, June 30, 2024	96,604	$32.49

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Summary of All Deferred Stock Units

As of June 30, 2024, there was $0.3 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.4 years. During the years ended June 30, 2024, 2023 and 2022, the Company recognized $0.9 million, $0.7 million and $0.5 million, respectively, of stock-based compensation expense related to DSUs.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11. Severance

During the years ended June 30, 2024, 2023 and 2022, the Company reduced its workforce, resulting in severance of $4.6 million, $3.4 million and $3.7 million, respectively. Included in severance expense for the years ended June 30, 2024, 2023 and 2022 is $0.5 million, $0.5 million and $0.1 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

12. Acquisitions and Investments

Investment in Tallo, Inc. and Acquisition of Assets

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo, Inc. (“Tallo”). In August 2020, the Company invested an additional $2.3 million, which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment.  In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value.  In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that is being accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that, combined with the shares resulting from the conversion of the accrued interest, would give the Company an effective ownership of 55% if exercised. In October 2021, the Company agreed to loan Tallo up to $3.0 million. This promissory note bears interest at 5% and has a maturity date of five years. The promissory note does not contain any means of conversion into additional ownership by the Company. During the second and third quarters of fiscal year 2022, the Company funded $3.0 million under the promissory note.

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

13. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. During the years ended June 30, 2024, 2023 and 2022, contributions made by the Company to Future of School were zero, zero, and $1.2 million, respectively. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. The amounts contributed for the years ended June 30, 2024, 2023 and 2022 reduced those obligations and as of June 30, 2024, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

14. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to first 5% of each participant’s contribution. The Company expensed $7.7 million, $7.7 million and $6.1 million during the years ended June 30, 2024, 2023 and 2022, respectively, under the 401(k) Plan.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Disclosure of Cash Flow Information

	Years Ended June 30,
	2024	2023	2022

	(In thousands)
Cash paid for interest	$7,521	$6,946	$6,641
Cash paid for taxes	$85,228	37,131	$35,972

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$—	$385	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	35,652	30,514	23,232

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$816	$700	$374
Stock-based compensation expense capitalized on curriculum development	76	84	88
Non-cash purchase price related to business combinations	—	5,861	1,145

Business combinations:
Acquired assets	$—	$1,132	$394
Intangible assets	—	1,309	2,157
Goodwill	—	5,655	600
Assumed liabilities	—	(385)	(58)
Deferred revenue	—	(441)	(1,030)

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2024, 2023 and 2022

1.     ALLOWANCE FOR CREDIT LOSSES

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2024	$30,031,273	22,843,961	21,577,267	$31,297,967
June 30, 2023	$26,993,037	8,047,729	5,009,493	$30,031,273
June 30, 2022	$21,383,543	8,555,918	2,946,424	$26,993,037

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2024	$4,145,280	1,778,825	2,867	$5,921,239
June 30, 2023	$6,457,046	2,392,785	4,704,551	$4,145,280
June 30, 2022	$5,647,283	880,809	71,046	$6,457,046

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2024	$1,345,832	1,129,323	$ 688,930	$1,786,225
June 30, 2023	$2,039,771	332,197	1,026,136	$1,345,832
June 30, 2022	$2,273,372	135,948	369,549	$2,039,771
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to, computers provided to the Company’s students. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2024, 2023 and 2022, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2024	$6,790,724	596,455	—	$7,387,179
June 30, 2023	$6,677,352	113,372	—	$6,790,724
June 30, 2022	$5,047,078	1,630,274	—	$6,677,352

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, Management identified a material weakness in our internal control over financial reporting as described below:

●	Management did not have effective information technology general controls related to user access, program change, and data processing over IT systems used by the Company for financial reporting. More specifically, user access to certain IT systems was granted to Company personnel resulting in segregation of duties conflicts and management did not monitor data processing between applications in a timely manner. Additionally, management did not perform periodic user access reviews in a timely manner or maintain adequate documentation of review and approvals for configuration changes to certain IT systems. This material weakness impacted multiple financial statement areas, primarily revenue, expenses, and related accounts, because certain manual controls across these business cycles are dependent upon information derived from these IT systems.

Remediation of Material Weakness:

During the year ended June 30, 2024, management took the following remedial actions:

●	conducted a review of user access privileges across certain systems and removed permissions to help support appropriate segregation of duties;
●	implemented a control related to monitoring activities performed by personnel with access to primary IT systems supporting financial reporting processes;
●	provided targeted training to personnel that administer the IT systems, to promote security best practices and reinforce the importance of internal controls; and
●	improved policies and procedures and designed and implemented controls over the granting and review of access to IT systems impacting financial reporting to ensure access is limited to functions required for the performance of an employee’s role and responsibilities to support segregation of duties.

The efforts undertaken by management to remediate the material weakness that existed as of June 30, 2023 were completed as of June 30, 2024.

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2024, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2024, has been audited by BDO USA, P.C. an independent registered public accounting firm, as stated in its attestation report, which appears on page 100 of this Annual Report.

Changes in Internal Control over Financial Reporting:

Other than the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Stride, Inc.

Reston, Virginia

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule and our report dated August 6, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Potomac, Maryland

August 6, 2024

ITEM 9B.  OTHER INFORMATION

On May 23, 2024, Mr. Rhyu, the Company’s Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 28,870 shares of the Company’s common stock until June 30, 2025, for a duration of 404 days. Other than as noted above for Mr. Rhyu, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2024 Proxy Statement under the captions “Election of Directors (Proposal 1),” “Corporate Governance and Board Matters,” “Insider Trading, Anti-Hedging Policy, and Anti-Pledeging Prohibition” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2024 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Fiscal 2024 Director Compensation Table.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2024 Proxy Statement under the caption “Security Ownership by Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2024, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2024

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding Options,	Plans (Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	2,066,665	(1)
(1)	The amended and restated 2016 Plan, which was amended and restated upon its approval by the stockholders on December 9, 2022, authorizes the issuance of up to 10,813,550 shares as of the effective date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2024 Proxy Statement under the captions “Related Party Transactions” and “Independence of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2024 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services.”

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

Exhibit No.	Description of Exhibit
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

10.15*

Deferred Compensation Plan for Non-Employee Directors, as amended December 10, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

10.16*

Form of Equity Incentive Plan for each of Stride Enrichment Programs, Inc., Stride eSports, Inc., Stride Learning Hub, Inc., Stride Learning Intelligence, Inc., Stride Online Tutoring, Inc., Stride Professional Development Platform, Inc. Road2Teach, Inc. and Stride Teaching Intelligence, Inc. (the “Form of Subsidiary Equity Incentive Plan”). (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

10.17*

Form of Restricted Stock Unit Agreement under the Form of Subsidiary Equity Incentive Plan. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

10.18*

Separation Agreement and Release of Claims with Les Ottolenghi, dated March 8, 2024. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2024, File No. 001-33883).

19.1

Policy Statement for the Prevention of Insider Trading of Stride, Inc. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

21.1	Subsidiaries of Stride, Inc.
23.1	Consent of BDO USA, P.C.
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
97.1	Stride, Inc. Policy for Recovery of Erroneously Awarded Compensation.

Exhibit No.	Description of Exhibit
99.1†

Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes management contract or compensation plan, contract or arrangement.
**	Furnished herewith.

†	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2024	STRIDE, INC.

	By:	/s/ JAMES J. RHYU
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

Signature	Title	Date

/s/ JAMES J. RHYU	Chief Executive Officer (Principal Executive Officer) and Director	August 6, 2024
James J. Rhyu

/s/ DONNA M. BLACKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 6, 2024
Donna M. Blackman

/s/ CRAIG R. BARRETT	Chair of the Board	August 6, 2024
Craig R. Barrett

/s/ AIDA M. ALVAREZ	Director	August 6, 2024
Aida M. Alvarez

/s/ STEVEN B. FINK	Director	August 6, 2024
Steven B. Fink

/s/ ROBERT E. KNOWLING, JR.	Director	August 6, 2024
Robert E. Knowling, Jr.

/s/ ALLISON LAWRENCE	Director	August 6, 2024
Allison Lawrence

/s/ LIZA McFADDEN	Director	August 6, 2024
Liza McFadden

/s/ RALPH SMITH	Director	August 6, 2024
Ralph Smith

/s/ JOESEPH A. VERBRUGGE	Director	August 6, 2024
Joseph A. Verbrugge