Form 10-Q
period 2024-09-30
Stride, Inc.
filed 2024-10-23
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 18, 2024, the Registrant had 43,592,540 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$317,765	$500,614
Accounts receivable, net of allowance of $38,223 and $31,298	675,709	472,754
Inventories, net	22,319	36,748
Prepaid expenses	53,902	29,164
Marketable securities	204,473	191,672
Other current assets	17,158	14,494
Total current assets	1,291,326	1,245,446
Operating lease right-of-use assets, net	51,609	54,503
Property and equipment, net	84,801	50,856
Capitalized software, net	77,181	81,952
Capitalized curriculum development costs, net	52,754	53,232
Intangible assets, net	57,714	60,282
Goodwill	246,676	246,676
Deferred tax asset	—	7,200
Deposits and other assets	109,900	120,318
Total assets	$1,971,961	$1,920,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$50,057	$40,970
Accrued liabilities	56,030	60,796
Accrued compensation and benefits	40,469	64,878
Deferred revenue	32,330	35,742
Current portion of finance lease liability	39,133	29,146
Current portion of operating lease liability	12,636	12,748
Total current liabilities	230,655	244,280
Long-term finance lease liability	50,994	26,452
Long-term operating lease liability	42,326	45,192
Long-term debt	415,098	414,675
Deferred tax liability	2,300	—
Other long-term liabilities	16,242	13,841
Total liabilities	757,615	744,440
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,921,937 and 48,576,164 shares issued; and 43,587,194 and 43,241,421 shares outstanding, respectively	4	4
Additional paid-in capital	717,488	720,033
Accumulated other comprehensive loss	(58)	(42)
Retained earnings	599,394	558,512
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,214,346	1,176,025
Total liabilities and stockholders' equity	$1,971,961	$1,920,465

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2024	2023

	(In thousands except share and per share data)
Revenues	$551,084	$480,181
Instructional costs and services	335,231	307,293
Gross margin	215,853	172,888
Selling, general, and administrative expenses	168,509	169,568
Income from operations	47,344	3,320
Interest expense, net	(2,353)	(2,068)
Other income, net	8,778	5,165
Income before income taxes and loss from equity method investments	53,769	6,417
Income tax expense	(11,277)	(1,536)
Loss from equity method investments	(1,610)	(3)
Net income attributable to common stockholders	$40,882	$4,878
Net income attributable to common stockholders per share:
Basic	$0.95	$0.11
Diluted	$0.94	$0.11
Weighted average shares used in computing per share amounts:
Basic	42,868,310	42,500,011
Diluted	43,708,967	42,982,385

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2024	2023

	(In thousands)
Net income	$40,882	$4,878
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16)	—
Comprehensive income attributable to common stockholders	$40,866	$4,878

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	4,878	—	—	4,878
Stock-based compensation expense	—	—	8,399	—	—	—	—	8,399
Issuance of restricted stock awards	424,909	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(30,085)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(52,592)	—	(2,080)	—	—	—	—	(2,080)
Balance, September 30, 2023	48,681,280	$4	$701,799	$(35)	$359,207	(5,334,743)	$(102,482)	$958,493

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2024	2023

	(In thousands)
Cash flows from operating activities
Net income	$40,882	$4,878
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	28,134	28,017
Stock-based compensation expense	8,449	8,426
Deferred income taxes	10,851	7,901
Provision for credit losses	7,053	9,350
Amortization of fees on debt	423	416
Noncash operating lease expense	3,176	4,372
Other	2,328	853
Changes in assets and liabilities:
Accounts receivable	(210,028)	(175,215)
Inventories, prepaid expenses, deposits and other current and long-term assets	(9,310)	(14,330)
Accounts payable	10,792	28,747
Accrued liabilities	(6,142)	(26,895)
Accrued compensation and benefits	(24,341)	(17,402)
Operating lease liability	(3,259)	(3,619)
Deferred revenue and other liabilities	(1,012)	9,196
Net cash used in operating activities	(142,004)	(135,305)
Cash flows from investing activities
Purchase of property and equipment	(669)	(1,694)
Capitalized software development costs	(8,793)	(10,041)
Capitalized curriculum development costs	(5,323)	(4,414)
Other acquisitions, loans and investments, net of distributions	(347)	(166)
Proceeds from the maturity of marketable securities	54,400	40,734
Purchases of marketable securities	(60,162)	(31,484)
Net cash used in investing activities	(20,894)	(7,065)
Cash flows from financing activities
Repayments on finance lease obligations	(8,747)	(11,721)
Repurchase of restricted stock for income tax withholding	(11,204)	(2,090)
Net cash used in financing activities	(19,951)	(13,811)
Net change in cash, cash equivalents and restricted cash	(182,849)	(156,181)
Cash, cash equivalents and restricted cash, beginning of period	500,614	410,807
Cash, cash equivalents and restricted cash, end of period	$317,765	$254,626

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2024 and 2023, the condensed consolidated statements of cash flows for the three months ended September 30, 2024 and 2023, and the condensed consolidated statements of stockholders’ equity for the three months ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2025, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at that date.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company’s condensed consolidated results of operations, financial position and cash flows. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This quarterly report on Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2024, which contains the Company’s audited financial statements for the fiscal year ended June 30, 2024.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three months ended September 30, 2024 and 2023. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended September 30, 2024 and 2023, the Company’s revenues included a reduction for net school operating losses at the schools of $5.0 million and $5.2 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended September 30, 2024 and 2023 were $154.2 million and $136.1 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended September 30, 2024 and 2023, approximately 95% and 93%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	(In thousands)
General Education	$329,407	$299,338
Career Learning
Middle - High School	198,885	150,974
Adult	22,792	29,869
Total Career Learning	221,677	180,843
Total Revenues	$551,084	$480,181

Concentration of Customers

During the three months ended September 30, 2024 and 2023, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	September 30,	June 30,	June 30,
	2024	2024	2023

	(In thousands)
Accounts receivable	$675,709	$472,754	$463,722
Unbilled receivables (included in accounts receivable)	37,144	19,499	20,647
Deferred revenue	32,330	35,742	76,159
Deferred revenue, long-term (included in other long-term liabilities)	870	1,097	2,061

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended September 30, 2024 and 2023 that was included in the previous July 1st deferred revenue balance was $17.1 million and $26.6 million, respectively. During the three months ended September 30, 2024 and 2023, the Company recorded revenues of $0.2 million and $0.7 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of September 30, 2024 was $0.9 million.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $8.2 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of September 30, 2024 and June 30, 2024, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of September 30, 2024, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $204.5 million and $17.1 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$48,246	$-	$48,246	$224	$48,470
U.S. Treasury Notes	55,337	-	55,337	123	55,460
Commercial Paper	118,010	-	118,010	-	118,010
Total	$221,593	$-	$221,593	$347	$221,940

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company’s allowance for credit losses increased from $31.3 million as of June 30, 2024 to $38.2 million as of September 30, 2024. The increase of $6.9 million is due primarily to a $7.1 million current year provision, less $0.2 million in amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of September 30, 2024 and June 30, 2024, $11.2 million and $12.5 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.1 million and $5.9 million at September 30, 2024 and June 30, 2024, respectively.

Other Current Assets

Other current assets primarily include textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Capitalized Software-as-a-Service Costs

The Company capitalizes Software-as-a-Service (“SaaS”) license and implementation costs incurred in cloud computing contracts that are service contracts if they meet certain requirements. Those requirements are similar to the requirements for capitalizing costs incurred to develop internal-use software. Capitalization of SaaS costs ceases once the project is substantially complete and the software is ready for its intended purpose. Amortization is computed using the straight-line method over the term of the associated hosting contract, usually between three and five years. The Company classifies its SaaS implementation costs as current or long-term based on the terms of the associated hosting contract. SaaS implementation costs deemed short-term are included in prepaid expenses, and those deemed long-term are included in

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

deposits and other assets, on the condensed consolidated balance sheets. Impairment is recognized when it is no longer probable that the SaaS project will be completed and placed in service.

As of September 30, 2024, and June 30, 2024, the Company recorded $15.2 million and $13.3 million, respectively, of costs related to SaaS implementation within prepaid expenses in the consolidated balance sheets. As of September 30, 2024, and June 30, 2024, the Company recorded $41.7 million and $44.1 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

Amortization expense reflected within instructional costs and services related to SaaS implementation costs was $0.7 million and zero during the three months ended September 30, 2024 and 2023, respectively. Amortization expense reflected within selling, general and administrative expenses related to SaaS implementation costs was $4.3 million and $3.5 million during the three months ended September 30, 2024 and 2023, respectively. There were no material impairments of SaaS implementation costs during the three months ended September 30, 2024 and 2023, respectively.

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

Property and equipment are depreciated over the following useful lives:

Useful Life
Computer hardware	3 - 7 years
Computer software	3 - 5 years
Student and state testing computers and printers	3 years
Web site development	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of useful life or term of the lease

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $0.8 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended September 30, 2024 and 2023 was $7.5 million and $9.4 million, respectively. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended September 30, 2024 and 2023 was $0.7 million and $1.0 million, respectively.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $2.1 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and are recorded as instructional costs and services.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Capitalized software additions totaled $8.8 million and $10.0 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded amortization expense related to capitalized software of $10.8 million and $8.3 million during the three months ended September 30, 2024 and 2023, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended September 30, 2024 and 2023 was $1.9 million and $1.7 million, respectively.

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

Total capitalized curriculum development additions were $5.3 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended September 30, 2024 and 2023 was $4.6 million and $4.6 million, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2024 and 2023 was $2.6 million and $3.0 million, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $7.3 million, $8.7 million, $7.1 million, $5.3 million, and $4.5 million in the fiscal years ending June 30, 2025 through June 30, 2029, respectively, and $24.6 million thereafter.

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

During the three months ended September 30, 2024 and 2023, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents the balance of the Company’s intangible assets as of September 30, 2024 and June 30, 2024:

	September 30, 2024			June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(24.7)	$45.9	$70.6	$(23.5)	$47.1
Customer and distributor relationships	37.1	(31.8)	5.3	37.1	(31.1)	6.0
Developed technology	21.7	(15.5)	6.2	21.7	(14.8)	6.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$130.8	$(73.1)	$57.7	$130.8	$(70.5)	$60.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended September 30, 2024 and 2023, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of September 30, 2024, the estimated fair value of the long-term debt was $666.6 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of September 30, 2024, the estimated fair value of the Company’s marketable securities was $221.9 million. The Company estimated the fair value based on the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2024 or June 30, 2024. There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, during the three months ended September 30, 2024 or 2023.

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2024	2023

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$40,882	$4,878
Weighted average common shares — basic	42,868,310	42,500,011
Basic net income per share	$0.95	$0.11

Diluted net income per share computation:

Net income attributable to common stockholders	$40,882	$4,878
Share computation:
Weighted average common shares — basic	42,868,310	42,500,011
Effect of dilutive stock options and restricted stock awards	840,657	482,374
Weighted average common shares — diluted	43,708,967	42,982,385
Diluted net income per share	$0.94	$0.11

For the three months ended September 30, 2024 and 2023, 147,802 and 1,386 shares issuable in connection with stock options, restricted stock, and convertible debt were excluded from the diluted income per common share calculation because the effect would have been antidilutive.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended September 30, 2024 and 2023, the Company’s effective income tax rate was 21.6% and 23.9%, respectively.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2024 and June 30, 2024, the finance lease liability was $90.1 million and $55.6 million, respectively, with lease interest rates ranging from 2.25% to 6.72%. As of September 30, 2024 and June 30, 2024, the balance of the associated right-of-use assets was $73.7 million and $39.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.25% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of September 30, 2024 and June 30, 2024, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	September 30, 2024	June 30, 2024

	(in thousands)
2025	$32,299	$31,655
2026	35,368	19,880
2027	23,179	7,691
2028	5,300	82
Total minimum payments	96,146	59,308
Less: imputed interest	(6,019)	(3,710)
Finance lease liability	90,127	55,598
Less: current portion of finance lease liability	(39,133)	(29,146)
Long-term finance lease liability	$50,994	$26,452

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of September 30, 2024 and June 30, 2024, the operating lease liability was $55.0 million and $57.9 million, respectively. As of September 30, 2024 and June 30, 2024, the balance of the associated right-of-use assets was $51.6 million and $54.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 9 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of September 30, 2024 and June 30, 2024, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	September 30, 2024	June 30, 2024

	(in thousands)
2025	$10,647	$14,263
2026	12,441	12,361
2027	8,788	8,705
2028	7,798	7,713
2029	7,613	7,599
Thereafter	12,378	12,381
Total minimum payments	59,665	63,022
Less: imputed interest	(4,703)	(5,082)
Operating lease liability	54,962	57,940
Less: current portion of operating lease liability	(12,636)	(12,748)
Long-term operating lease liability	$42,326	$45,192

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through November 2024 and one through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of September 30, 2024 and June 30, 2024, respectively, of the expected sublease income:

	September 30, 2024	June 30, 2024

	(in thousands)
2025	$262	$455
2026	139	139
Total sublease income	$401	$594

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$7,072		$8,842
Interest on lease liabilities	778		517
Instructional costs and services:
Operating lease cost	2,340		2,558
Short-term lease cost	13		13
Sublease income	(66)		(132)
Selling, general, and administrative expenses:
Operating lease cost	1,126		2,199
Short-term lease cost	23		56
Sublease income	(123)		(123)
Total lease cost	$11,163		$13,930

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,259)		$(3,619)
Financing cash flows from finance leases	(8,747)		(11,721)
Right-of-use assets obtained in exchange for new finance lease liabilities	40,839		17,843
Right-of-use assets obtained in exchange for new operating lease liabilities	282		625
Weighted-average remaining lease term - finance leases	1.96	yrs.	1.68	yrs.
Weighted-average remaining lease term - operating leases	5.51	yrs.	5.96	yrs.
Weighted-average discount rate - finance leases	5.81%		4.67%
Weighted-average discount rate - operating leases	2.93%		2.84%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of September 30, 2024 and June 30, 2024, respectively, of the components of the Company’s outstanding long-term debt:

	September 30, 2024	June 30, 2024

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(4,902)	(5,325)
Total debt	415,098	414,675
Less: current portion of debt	—	—
Long-term debt	$415,098	$414,675

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended September 30, 2024 and 2023, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended September 30, 2024 and 2023, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility is secured by the Company’s assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2024, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of September 30, 2024, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

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

As of September 30, 2024, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,677,792. As of September 30, 2024, there were 1,741,564 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted stock award activity during the three months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	731,224	$40.60
Granted	278,234	81.69
Vested	(153,092)	37.35
Canceled	(14,037)	45.05
Nonvested, September 30, 2024	842,329	$54.69

During the three months ended September 30, 2024, 278,234 new service-based restricted stock awards were granted and in total, 842,329 remain nonvested at September 30, 2024. During the three months ended September 30, 2024, 153,092 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of September 30, 2024, there was $39.0 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.0 years. The fair value of restricted stock awards granted for the three months ended September 30, 2024 and 2023 was $22.7 million and $17.3 million, respectively. The total fair value of shares vested for the three months ended September 30, 2024 and 2023 was $12.4 million and $5.9 million, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized $4.9 million and $3.8 million, respectively, of stock-based compensation expense related to restricted stock awards.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding liability-classified awards) during the three months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	759,531	$37.73
Granted	287,956	70.74
Vested	(218,325)	36.59
Canceled	(26,731)	35.62
Nonvested, September 30, 2024	802,431	$49.95

Fiscal Year 2025 LTIP

During the three months ended September 30, 2024, the Company granted 210,620 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $17.0 million, or a weighted average grant-date fair value of $80.89 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2028. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company determined the likelihood of achievement of the performance condition for Tranche #1 is not able to be determined at this time.

Fiscal Year 2024 LTIP

During fiscal year 2024, the Company granted 354,090 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $14.4 million, or a weighted average grant-date fair value of $40.84 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2027. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fiscal Year 2022 LTIP

During fiscal year 2022, the Company granted 250,250 PSUs at target under an LTIP which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. In July 2024, achievement was certified at 70% of target for Tranche #1, which resulted in the vesting of 62,379 shares. In September 2024, achievement was certified at 175.0% of target for Tranche #2, which resulted in the vesting of 155,946 shares.

Summary of All Performance Share Units

As of September 30, 2024, there was $22.6 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.9 years. During the three months ended September 30, 2024 and 2023, the Company recognized $3.5 million and $4.5 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the three months ended September 30, 2024 and 2023 is zero and $0.2 million, respectively, related to the Tech Elevator time-based portion of the Management Incentive Plan. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the three months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	96,604	$32.49
Granted	200	70.05
Vested	—	—
Canceled	—	—
Nonvested, September 30, 2024	96,804	$32.56

Summary of All Deferred Stock Units

As of September 30, 2024, there was $0.1 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.2 years. During the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, of stock-based compensation expense related to DSUs.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three months ended September 30, 2024 and 2023, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. As of September 30, 2024, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

STRIDE, INC.

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

11.   Supplemental Disclosure of Cash Flow Information

	Three Months Ended September 30,
	2024	2023

	(In thousands)
Cash paid for interest	$3,187	$2,911
Cash paid for taxes	$15,214	$36,275

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$40,839	$17,843

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$107	$138
Stock-based compensation expense capitalized on curriculum development	36	36

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which we refer to as our Annual Report, and in Part II, Item 1A of this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three months ended September 30, 2024.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

We provide a wide range of products and services across our platform with the ability to deliver customized solutions. Our comprehensive school-as-a-service offering supports our clients in operating full-time virtual schools in the K-12 market.Together with our network of online schools, Stride has served millions of students with our products and services. In our most recent academic year ended June 30, 2024, we graduated 15,987 high school students from our partner schools.

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

For both the General Education and Career Learning markets, the majority of revenue is derived from our comprehensive school-as-a-service offering which includes an integrated package of curriculum, technology systems, instruction, and support services that we administer on behalf of our customers. The average duration of the agreements for our school-as-a-service offering is greater than five years, and most provide for automatic renewals absent a customer notification of non-renewal. For the 2024-2025 school year, we provide our school-as-a-service offering to 89 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the three months ended September 30, 2024, revenues increased to $551.1 million from $480.2 million in the prior year, an increase of 14.8%. Over the same period, operating income increased to $47.3 million from $3.3 million in the prior year. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the three months ended September 30, 2024 were 222.6 thousand, an increase of 34.7 thousand, or 18.5%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended
	September 30,		2024 / 2023
	2024	2023	Change	Change %

	(In thousands, except percentages)
General Education (1)	130.9	117.6	13.3	11.3%
Career Learning (1) (2)	91.7	70.3	21.4	30.4%
Total Enrollment	222.6	187.9	34.7	18.5%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2024 for the first quarter of fiscal year 2025 and September 30, 2023 for the first quarter of fiscal year 2024.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended
	September 30,		Change 2024 / 2023
	2024	2023	$	%

	(In thousands, except percentages)
General Education	$329,407	$299,338	$30,069	10.0%
Career Learning
Middle - High School	198,885	150,974	47,911	31.7%
Adult	22,792	29,869	(7,077)	(23.7%)
Total Career Learning	221,677	180,843	40,834	22.6%
Total Revenues	$551,084	$480,181	$70,903	14.8%

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

Systems – We have established a secure and reliable technology platform, which integrates proprietary and third-party systems, to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes single-sign on capability for our content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality and personalized educational experience for students. Stand-alone products and services can provide curriculum and content hosting on customers’ learning management systems, or integration with customers’ student information systems.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2024		2023

	(Dollars in thousands)
Revenues	$551,084	100.0%	$480,181	100.0%
Instructional costs and services	335,231	60.8	307,293	64.0
Gross margin	215,853	39.2	172,888	36.0
Selling, general, and administrative expenses	168,509	30.6	169,568	35.3
Income from operations	47,344	8.6	3,320	0.7
Interest expense, net	(2,353)	(0.4)	(2,068)	(0.4)
Other income, net	8,778	1.6	5,165	1.1
Income before income taxes and loss from equity method investments	53,769	9.8	6,417	1.3
Income tax expense	(11,277)	(2.0)	(1,536)	(0.3)
Loss from equity method investments	(1,610)	(0.3)	(3)	(0.0)
Net income attributable to common stockholders	$40,882	7.4%	$4,878	1.0%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues.  Our revenues for the three months ended September 30, 2024 were $551.1 million, representing an increase of $70.9 million, or 14.8%, from $480.2 million for the same period in the prior year. General Education revenues increased $30.1 million, or 10.0%, year over year. The increase in General Education revenues was primarily due to the 11.3% increase in enrollments, and school mix (distribution of enrollments by school). Career Learning revenues increased $40.8 million, or 22.6%, primarily due to a 30.4% increase in enrollments and school mix.

Instructional costs and services expenses.  Instructional costs and services expenses for the three months ended September 30, 2024 were $335.2 million, representing an increase of $27.9 million, or 9.1%, from $307.3 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 60.8% of revenues during the three months ended September 30, 2024, a decrease from 64.0% for the three months ended September 30, 2023.

Selling, general, and administrative expenses.  Selling, general, and administrative expenses for the three months ended September 30, 2024 were $168.5 million, representing a decrease of $1.1 million, or 0.6% from $169.6 million for the same period in the prior year. Selling, general, and administrative expenses were 30.6% of revenues during the three months ended September 30, 2024, a decrease from 35.3% for the three months ended September 30, 2023.

Interest income (expense), net.  Net interest expense for the three months ended September 30, 2024 was $2.4 million as compared to $2.1 million for the same period in the prior year. The increase in net interest expense was primarily due to our finance leases.

Other income (expense), net. Other income, net for the three months ended September 30, 2024 was $8.8 million as compared to $5.2 million for the same period in the prior year. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense.  Income tax expense was $11.3 million for the three months ended September 30, 2024, or 21.6% of income before income taxes, as compared to an expense of $1.5 million, or 23.9% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the three months ended September 30, 2024 was primarily due to the excess tax benefit of stock-based compensation, which was partially offset by the tax impact of non-deductible compensation.

Liquidity and Capital Resources

As of September 30, 2024, we had net working capital, or current assets minus current liabilities, of $1,060.7 million. Our working capital includes cash and cash equivalents of $317.8 million and accounts receivable of $675.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at September 30, 2024.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility has a five-year term and incorporates customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility is secured by our assets. The Credit Facility agreement allows for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of September 30, 2024, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of September 30, 2024, we had no amounts outstanding on the Credit Facility. The Credit Facility also includes a $200.0 million accordion feature.

We are a lessee under finance lease obligations for student computers and peripherals under loan agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of September 30, 2024 and June 30, 2024, the finance lease liability was $90.1 million and $55.6 million, respectively, with lease interest rates ranging from 2.25%to 6.72%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.25% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2024 was $142.0 million compared to $135.3 million for the three months ended September 30, 2023. The $6.7 million increase in cash used for operations was primarily due to changes in working capital resulting from seasonal fluctuations in accounts receivable, accounts payable, accrued compensation and benefits, and accrued liabilities partially offset by higher net income in the current period as compared to the prior year quarter.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2024 was $20.9 million compared to $7.1 million for the three months ended September 30, 2023, an increase of $13.8 million. The increase was primarily due to higher net purchases of marketable securities of $15.0 million partially offset by a decrease in capital expenditures year over year of $1.3 million.

Financing Activities

Net cash used in financing activities for the three months ended September 30, 2024 was $20.0 million compared to $13.8 million during the three months ended September 30, 2023, an increase of $6.2 million. The increase was primarily due to an increase in the repurchase of restricted stock for income tax withholding of $9.1 million partially offset by a decrease in the repayment of finance lease obligations incurred for the acquisition of student computers of $3.0 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of September 30, 2024 and June 30, 2024, we had cash and cash equivalents totaling $317.8 million and $500.6 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At September 30, 2024, a 1% gross increase in interest rates for our variable-interest instruments would result in a $3.2 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At September 30, 2024, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Part II. Other Information

Item 1.     Legal Proceedings.

See Item 1 of Part I, “Financial Statements – Note 10 – Commitments and Contingencies - Litigation.”

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on August 6, 2024.

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

On October 21, 2024, Vincent W. Mathis, Executive Vice President, General Counsel and Secretary of the Company, submitted his resignation from all of his positions with the Company, effective November 3, 2024, to pursue an opportunity with another company outside of the Company’s industry. Mr. Mathis’s resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: October 22, 2024