Form 10-Q
period 2024-12-31
Stride, Inc.
filed 2025-01-29
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 24, 2025, the Registrant had 43,546,641 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended December 31, 2024

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$515,049	$500,614
Accounts receivable, net of allowance of $35,517 and $31,298	582,548	472,754
Inventories, net	20,707	36,748
Prepaid expenses	51,367	29,164
Marketable securities	202,447	191,672
Other current assets	16,361	14,494
Total current assets	1,388,479	1,245,446
Operating lease right-of-use assets, net	48,563	54,503
Property and equipment, net	84,685	50,856
Capitalized software, net	77,299	81,952
Capitalized curriculum development costs, net	53,759	53,232
Intangible assets, net	55,170	60,282
Goodwill	246,676	246,676
Deferred tax asset	—	7,200
Deposits and other assets	116,150	120,318
Total assets	$2,070,781	$1,920,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,896	$40,970
Accrued liabilities	82,664	60,796
Accrued compensation and benefits	44,508	64,878
Deferred revenue	16,797	35,742
Current portion of finance lease liability	43,212	29,146
Current portion of operating lease liability	12,583	12,748
Total current liabilities	230,660	244,280
Long-term finance lease liability	50,731	26,452
Long-term operating lease liability	39,202	45,192
Long-term debt	415,522	414,675
Deferred tax liability	470	—
Other long-term liabilities	16,091	13,841
Total liabilities	752,676	744,440
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,890,343 and 48,576,164 shares issued; and 43,555,600 and 43,241,421 shares outstanding, respectively	4	4
Additional paid-in capital	724,839	720,033
Accumulated other comprehensive loss	(43)	(42)
Retained earnings	695,787	558,512
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,318,105	1,176,025
Total liabilities and stockholders' equity	$2,070,781	$1,920,465

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(In thousands except share and per share data)
Revenues	$587,211	$504,868	$1,138,295	$985,049
Instructional costs and services	347,353	303,694	682,584	610,987
Gross margin	239,858	201,174	455,711	374,062
Selling, general, and administrative expenses	114,758	116,885	283,267	286,453
Income from operations	125,100	84,289	172,444	87,609
Interest expense, net	(2,670)	(2,022)	(5,023)	(4,090)
Other income, net	7,330	6,538	16,108	11,703
Income before income taxes and income (loss) from equity method investments	129,760	88,805	183,529	95,222
Income tax expense	(33,361)	(22,190)	(44,638)	(23,726)
Income (loss) from equity method investments	(6)	221	(1,616)	218
Net income attributable to common stockholders	$96,393	$66,836	$137,275	$71,714
Net income attributable to common stockholders per share:
Basic	$2.24	$1.57	$3.20	$1.69
Diluted	$2.03	$1.54	$2.93	$1.66
Weighted average shares used in computing per share amounts:
Basic	43,017,190	42,561,035	42,942,750	42,530,523
Diluted	47,462,688	43,463,763	46,905,355	43,214,119

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)
Net income	$96,393	$66,836	$137,275	$71,714
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	(9)	(1)	(9)
Comprehensive income attributable to common stockholders	$96,408	$66,827	$137,274	$71,705

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346
Net income	—	—	—	—	96,393	—	—	96,393
Foreign currency translation adjustment	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	8,110	—	—	—	—	8,110
Vesting of performance share units, net of tax withholding	3,437	—	—	—	—	—	—	—
Issuance of restricted stock awards	18,998	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(47,472)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(6,557)	—	(759)	—	—	—	—	(759)
Balance, December 31, 2024	48,890,343	$4	$724,839	$(43)	$695,787	(5,334,743)	$(102,482)	$1,318,105

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	4,878	—	—	4,878
Stock-based compensation expense	—	—	8,399	—	—	—	—	8,399
Issuance of restricted stock awards	424,909	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(30,085)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(52,592)	—	(2,080)	—	—	—	—	(2,080)
Balance, September 30, 2023	48,681,280	$4	$701,799	$(35)	$359,207	(5,334,743)	$(102,482)	$958,493
Net income	—	—	—	—	66,836	—	—	66,836
Foreign currency translation adjustment	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	8,429	—	—	—	—	8,429
Vesting of performance share units, net of tax withholding	15,324	—	—	—	—	—	—	—
Issuance of restricted stock awards	42,701	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,656)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,236)	—	(1,071)	—	—	—	—	(1,071)
Balance, December 31, 2023	48,718,413	$4	$709,157	$(44)	$426,043	(5,334,743)	$(102,482)	$1,032,678

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2024	2023

	(In thousands)
Cash flows from operating activities
Net income	$137,275	$71,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,529	54,480
Stock-based compensation expense	16,374	16,022
Deferred income taxes	9,289	425
Provision for credit losses	9,624	15,332
Amortization of fees on debt	847	834
Noncash operating lease expense	6,222	7,913
Other	1,869	1,430
Changes in assets and liabilities:
Accounts receivable	(119,416)	(61,247)
Inventories, prepaid expenses, deposits and other current and long-term assets	(4,084)	883
Accounts payable	(8,983)	(15,994)
Accrued liabilities	20,248	(20,987)
Accrued compensation and benefits	(20,303)	(14,340)
Operating lease liability	(6,437)	(8,587)
Deferred revenue and other liabilities	(16,694)	(9,849)
Net cash provided by operating activities	81,360	38,029
Cash flows from investing activities
Purchase of property and equipment	(1,153)	(1,703)
Capitalized software development costs	(18,601)	(18,402)
Capitalized curriculum development costs	(9,841)	(8,731)
Other acquisitions, loans and investments, net of distributions	(950)	(275)
Proceeds from the maturity of marketable securities	140,740	80,361
Purchases of marketable securities	(145,865)	(120,047)
Net cash used in investing activities	(35,670)	(68,797)
Cash flows from financing activities
Repayments on finance lease obligations	(16,714)	(22,491)
Repurchase of restricted stock for income tax withholding	(11,963)	(3,161)
Net cash used in financing activities	(28,677)	(25,652)
Net change in cash, cash equivalents and restricted cash	17,013	(56,420)
Cash, cash equivalents and restricted cash, beginning of period	500,614	410,807
Cash, cash equivalents and restricted cash, end of period	$517,627	$354,387

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of December 31st:
Cash and cash equivalents	$515,049	$354,387
Deposits and other assets (restricted cash)	2,578	—
Total cash, cash equivalents and restricted cash	$517,627	$354,387

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

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2024, the condensed consolidated statements of operations and comprehensive income for the three and six months ended December 31, 2024 and 2023, the condensed consolidated statements of cash flows for the six months ended December 31, 2024 and 2023, and the condensed consolidated statements of stockholders’ equity for the three and six months ended December 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2025, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at that date.

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020 04”) which provides relief to companies that will be impacted by the cessation of reference rate reform, e.g., LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility includes the use of alternate rates when LIBOR is not available. The Company does not expect the change from LIBOR to an alternate rate will have a material impact to the condensed consolidated financial statements and, to the extent it enters into modifications of agreements that are impacted by the LIBOR phase-out, the Company will apply such guidance to those contract modifications.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This update provides investors with enhanced detail regarding components of expenses presented in the income statement, aiming to improve transparency and enable precise understanding of a company’s cost structure. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will review the extent of new disclosures necessary in the coming quarters, prior to implementation during fiscal year 2028.

.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and six months ended December 31, 2024 and 2023. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended December 31, 2024 and 2023, the Company’s revenues included a reduction for net school operating losses at the schools of $3.7 million and $3.1 million, respectively, and $8.7 million and $8.3 million for the six months ended December 31, 2024 and 2023, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended December 31, 2024 and 2023 were $157.5 million and $142.5 million, respectively, and for the six months ended December 31, 2024 and 2023 were $311.8 million and $278.6 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended December 31, 2024 and 2023, approximately 94% and 93%, respectively, of the Company’s General Education revenues, and 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the six months ended December 31, 2024 and 2023, approximately 94% and 93%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(In thousands)
General Education	$354,315	$313,902	$683,722	$613,241
Career Learning
Middle - High School	213,079	165,080	411,965	316,053
Adult	19,817	25,886	42,608	55,755
Total Career Learning	232,896	190,966	454,573	371,808
Total Revenues	$587,211	$504,868	$1,138,295	$985,049

Concentration of Customers

During the three and six months ended December 31, 2024 and 2023, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	December 31,	June 30,	June 30,
	2024	2024	2023

	(In thousands)
Accounts receivable	$582,548	$472,754	$463,722
Unbilled receivables (included in accounts receivable)	21,098	19,499	20,647
Deferred revenue	16,797	35,742	76,159
Deferred revenue, long-term (included in other long-term liabilities)	683	1,097	2,061

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended December 31, 2024 and 2023 that was included in the previous October 1st deferred revenue balance was $20.1 million and $34.1 million, respectively. The amount of revenue recognized during the six months ended December 31, 2024 and 2023 that was included in the previous July 1st deferred revenue balance was $24.2 million and $35.1 million, respectively. During the three months ended December 31, 2024 and 2023, the Company recorded revenues of $9.4 million and $3.7 million, respectively, and $9.6 million and $4.5 million, respectively, during the six months ended December 31, 2024 and 2023, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of December 31, 2024 was $0.7 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $7.4 million and $5.6 million for the three months ended December 31, 2024 and 2023, respectively, and $15.6 million and $11.1 million for the six months ended December 31, 2024 and 2023, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of December 31, 2024 and June 30, 2024, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of December 31, 2024, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $202.4 million and $20.7 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$52,012	$-	$52,012	$60	$52,072
U.S. Treasury Notes	42,933	-	42,933	46	42,979
Commercial Paper	128,143	-	128,143	-	128,143
Total	$223,088	$-	$223,088	$106	$223,194

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

The Company’s allowance for credit losses increased from $31.3 million as of June 30, 2024 to $35.5 million as of December 31, 2024. The increase of $4.2 million is due primarily to a $9.6 million current year provision, less $5.4 million in amounts written off.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of December 31, 2024 and June 30, 2024, $11.8 million and $12.5 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.3 million and $5.9 million at December 31, 2024 and June 30, 2024, respectively.

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

As of December 31, 2024 and June 30, 2024, the Company recorded $16.0 million and $13.3 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the Company recorded $41.7 million and $44.1 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

Amortization expense reflected within instructional costs and services related to SaaS implementation costs was $0.9 million and zero during the three months ended December 31, 2024 and 2023, respectively, and $1.6 million and zero during the six months ended December 31, 2024 and 2023, respectively. Amortization expense reflected within selling, general and administrative expenses related to SaaS implementation costs was $3.9 million and $3.5 million during the three months ended December 31, 2024 and 2023, respectively, and $8.2 million and $7.0 million during the six months ended December 31, 2024 and 2023, respectively. There were no material impairments of SaaS implementation costs during the three and six months ended December 31, 2024 and 2023, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $1.3 million and $1.3 million for the three months ended December 31, 2024 and 2023, respectively, and $2.2 million and $2.3 million for the six months ended December 31, 2024 and 2023, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended December 31, 2024 and 2023 was $9.8 million and $7.7 million, respectively, and $17.3 million and $17.0 million, respectively, during the six months ended December 31, 2024 and 2023. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended December 31, 2024 and 2023 was $0.7 million and $1.0 million, respectively, and $1.4 million and $2.1 million, respectively, during the six months ended December 31, 2024 and 2023.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $1.1 million and $1.4 million for the three months ended December 31, 2024 and 2023, respectively, and $3.1 million and $3.0 million for the six months ended December 31, 2024 and 2023, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $18.6 million and $18.4 million for the six months ended December 31, 2024 and 2023, respectively. The Company recorded amortization expense related to capitalized software of $8.0 million and $8.4 million during the three months ended December 31, 2024 and 2023, respectively, and $18.9 million and $16.7 million during the six months ended December 31, 2024 and 2023, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended December 31, 2024 and 2023 was $2.1 million and $1.9 million, respectively, and $4.0 million and $3.6 million, respectively, during the six months ended December 31, 2024 and 2023.

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

Total capitalized curriculum development additions were $9.8 million and $8.7 million for the six months ended December 31, 2024 and 2023, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended December 31, 2024 and 2023 was $4.2 million and $4.4 million, respectively, and $8.8 million and $9.0 million for the six months ended December 31, 2024 and 2023, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended December 31, 2024 and 2023 was $2.5 million and $3.0 million, respectively, and $5.1 million and $6.0 million for the six months ended December 31, 2024 and 2023, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $4.8 million, $8.7 million, $7.1 million, $5.3 million, and $4.5 million in the fiscal years ending June 30, 2025 through June 30, 2029, respectively, and $24.6 million thereafter.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

forgo the quantitative impairment test as part of their annual goodwill impairment process. The Company performs its annual assessment on May 31st, which is then updated for any changes in condition as of June 30th.

During the three and six months ended December 31, 2024 and 2023, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of December 31, 2024 and June 30, 2024:

	December 31, 2024			June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(25.9)	$44.7	$70.6	$(23.5)	$47.1
Customer and distributor relationships	37.1	(32.5)	4.6	37.1	(31.1)	6.0
Developed technology	21.7	(16.1)	5.6	21.7	(14.8)	6.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$130.8	$(75.6)	$55.2	$130.8	$(70.5)	$60.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. During the three and six months ended December 31, 2024 and 2023, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of December 31, 2024, the estimated fair value of the long-term debt was $817.7 million. The Company estimated the fair value based on the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of December 31, 2024, the estimated fair value of the Company’s marketable securities was $223.2 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2024 or June 30, 2024. There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, during the three and six months ended December 31, 2024 and 2023.

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

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$96,393	$66,836	$137,275	$71,714
Weighted average common shares — basic	43,017,190	42,561,035	42,942,750	42,530,523
Basic net income per share	$2.24	$1.57	$3.20	$1.69

Diluted net income per share computation:

Net income attributable to common stockholders	$96,393	$66,836	$137,275	$71,714
Share computation:
Weighted average common shares — basic	43,017,190	42,561,035	42,942,750	42,530,523
Effect of dilutive restricted stock and convertible debt	4,445,498	902,728	3,962,605	683,596
Weighted average common shares — diluted	47,462,688	43,463,763	46,905,355	43,214,119
Diluted net income per share	$2.03	$1.54	$2.93	$1.66

For the three months ended December 31, 2024 and 2023, 2,784,556 and 12,915 shares, respectively, that were issuable in connection with restricted stock and convertible debt were excluded from the diluted income per common share calculation because the effect would have been antidilutive. For the six months ended December 31, 2024 and 2023, 3,069,566 and 6,546 shares, respectively, were excluded. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

described further in Note 6, “Debt.” The Capped Call Transactions are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. Prior to actual conversion, the Capped Call Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive. The dilutive shares impact is based on the initial conversion rate associated with the Notes.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended December 31, 2024 and 2023, the Company’s effective income tax rate was 25.7% and 24.9%, respectively, and for the six months ended December 31, 2024 and 2023, the rate was 24.5% and 24.9%, respectively. As of December 31, 2024, and June 30, 2024, the balance of income taxes payable was $26.0 million and $10.7 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2024 and June 30, 2024, the finance lease liability was $93.9 million and $55.6 million, respectively, with lease interest rates ranging from 2.55% to 6.72%. As of December 31, 2024 and June 30, 2024, the balance of the associated right-of-use assets was $74.2 million and $39.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for its leases through March 2021 at varying rates. The Company entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for its student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.55% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of December 31, 2024 and June 30, 2024, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	December 31, 2024	June 30, 2024

	(in thousands)
2025	$25,609	$31,655
2026	39,670	19,880
2027	27,481	7,691
2028	7,255	82
Total minimum payments	100,015	59,308
Less: imputed interest	(6,072)	(3,710)
Finance lease liability	93,943	55,598
Less: current portion of finance lease liability	(43,212)	(29,146)
Long-term finance lease liability	$50,731	$26,452

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of December 31, 2024 and June 30, 2024, the operating lease liability was $51.8 million and $57.9 million, respectively. As of December 31, 2024 and June 30, 2024, the balance of the associated right-of-use assets was $48.6 million and $54.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 9 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of December 31, 2024 and June 30, 2024, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	December 31, 2024	June 30, 2024

	(in thousands)
2025	$7,075	$14,263
2026	12,441	12,361
2027	8,788	8,705
2028	7,798	7,713
2029	7,613	7,599
Thereafter	12,379	12,381
Total minimum payments	56,094	63,022
Less: imputed interest	(4,309)	(5,082)
Operating lease liability	51,785	57,940
Less: current portion of operating lease liability	(12,583)	(12,748)
Long-term operating lease liability	$39,202	$45,192

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of December 31, 2024 and June 30, 2024, respectively, of the expected sublease income:

	December 31, 2024	June 30, 2024

	(in thousands)
2025	$139	$455
2026	139	139
Total sublease income	$278	$594

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024		2023

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$9,405	$7,144	$16,477		$15,986
Interest on lease liabilities	1,103	466	1,880		983
Instructional costs and services:
Operating lease cost	2,304	2,364	4,644		4,921
Short-term lease cost	13	19	26		32
Sublease income	(66)	(66)	(131)		(197)
Selling, general, and administrative expenses:
Operating lease cost	987	1,546	2,113		3,745
Short-term lease cost	23	56	46		112
Sublease income	(27)	(123)	(149)		(246)
Total lease cost	$13,742	$11,406	$24,906		$25,336

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,178)	$(4,968)	$(6,437)		$(8,587)
Financing cash flows from finance leases	(7,967)	(10,770)	(16,714)		(22,491)
Right-of-use assets obtained in exchange for new finance lease liabilities	11,100	8,434	51,939		26,277
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	282		625
Weighted-average remaining lease term - finance leases			2.19	yrs.	2.12	yrs.
Weighted-average remaining lease term - operating leases			5.36	yrs.	5.96	yrs.
Weighted-average discount rate - finance leases			5.53%		5.22%
Weighted-average discount rate - operating leases			2.93%		2.84%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of December 31, 2024 and June 30, 2024, respectively, of the components of the Company’s outstanding long-term debt:

	December 31, 2024	June 30, 2024

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(4,478)	(5,325)
Total debt	415,522	414,675
Less: current portion of debt	—	—
Long-term debt	$415,522	$414,675

Convertible Senior Notes due 2027

In August and September 2020, the Company issued $420.0 million aggregate principal amount of  Notes. The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.6 million after deducting the underwriting fees and other expenses paid by the Company.

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. During the three months ended December 31, 2024 and 2023, the Company recorded coupon interest expense of $1.2 million and $1.2 million, respectively, and $2.4 million and $2.4 million, respectively, for the six months ended December 31, 2024 and 2023.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. During the three months ended December 31, 2024 and 2023, the Company recorded interest expense related to the amortization of the debt issuance costs of $0.4 million and $0.4 million, respectively, and $0.8 million and $0.8 million, respectively, during the six months ended December 31, 2024 and 2023.

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

In connection with the Notes, the Company entered into privately negotiated Capped Call Transactions with certain counterparties. The Capped Call Transactions are expected to cover the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. The upper strike price of the Capped Call Transactions is $86.174 per share. The cost of the Capped Call Transactions was $60.4 million and was recorded within additional paid-in capital.

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility was secured by the Company’s assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2024, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance and as of December 31, 2024, the Company had no amounts outstanding on the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

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

As of December 31, 2024, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,758,424. As of December 31, 2024, there were 1,626,824 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

Compensation expense for all equity-based compensation awards is based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The vesting of performance-based awards is contingent on the achievement of certain performance metrics. Compensation expense is recognized retroactively, through a cumulative catch-up adjustment, when the performance conditions are satisfied or when the Company determines that it is probable that the performance conditions will be satisfied. The amount of compensation expense recognized for a performance-based award is affected by the level of achievement attained. Management has established three levels of attainment: threshold, target, and outperform. Stock-based compensation expense is recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted stock award activity during the six months ended December 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	731,224	$40.60
Granted	297,232	82.63
Vested	(190,320)	39.41
Canceled	(61,509)	47.43
Nonvested, December 31, 2024	776,627	$56.43

During the six months ended December 31, 2024, 297,232 new service-based restricted stock awards were granted and in total, 776,627 remained nonvested at December 31, 2024. During the six months ended December 31, 2024, 190,320 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of December 31, 2024, there was $33.8 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years. The fair value of restricted stock awards granted for the six months ended December 31, 2024 and 2023 was $24.6 million and $19.6 million, respectively. The total fair value of shares vested for the six months ended December 31, 2024 and 2023 was $16.1 million and $9.3 million, respectively. During the three months ended December 31, 2024 and 2023, the Company recognized $4.7 million and $4.5 million, respectively, of stock-based compensation expense related to restricted stock awards. During the six months ended December 31, 2024 and 2023, the expense was $9.6 million and $8.3 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding liability-classified awards) during the six months ended December 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	759,531	$37.73
Granted	299,908	71.40
Vested	(223,241)	37.44
Canceled	(89,191)	43.68
Nonvested, December 31, 2024	747,007	$50.62

Fiscal Year 2025 LTIP

During the six months ended December 31, 2024, the Company granted 210,620 PSUs at target under a Long Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $17.0 million, or a weighted average grant-date fair value of $80.89 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1”) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2028. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at target.

Fiscal Year 2024 LTIP

During fiscal year 2024, the Company granted 354,090 PSUs at target under an LTIP which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $14.4 million, or a weighted average grant-date fair value of $40.84 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1”) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2027. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

Fiscal Year 2023 LTIP

During fiscal year 2023, the Company granted 289,640 PSUs at target under an LTIP which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $10.0 million, or a weighted average grant-date fair value of $34.41 per share. Fifty percent of the earned award is based on operating income performance (“Tranche #1”) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2026. The grant date fair value of Tranche #1 was remeasured in October 2022 as a result of a modification of the terms of the award. Originally, performance was tied

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

to gross margin. The metric was changed to operating income to better align with shareholder feedback and technology industry and peer group common practice. The modification of the performance criteria from gross margin to operating income resulted in a new fair market value as of the modification date of $4.8 million, a decrease of $0.8 million. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at outperform.

Fiscal Year 2022 LTIP

During fiscal year 2022, the Company granted 250,250 PSUs at target under an LTIP which are tied to gross margin targets and stock price performance. These PSUs had a grant date fair value of $9.1 million, or a weighted average grant-date fair value of $36.30 per share. Fifty percent of the earned award is based on gross margin performance (“Tranche #1”) and fifty percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2025. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. In July 2024, achievement was certified at 70% of target for Tranche #1, which resulted in the vesting of 62,379 shares. In September 2024, achievement was certified at 175.0% of target for Tranche #2, which resulted in the vesting of 155,946 shares.

Summary of All Performance Share Units

As of December 31, 2024, there was $28.1 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.6 years. During the three months ended December 31, 2024 and 2023, the Company recognized $3.2 million and $3.1 million, respectively, of stock-based compensation expense related to PSUs. During the six months ended December 31, 2024 and 2023, the expense was $6.7 million and $7.6 million, respectively. Included in the stock-based compensation expense above, for the three months ended December 31, 2024 and 2023 is zero and $0.1 million, respectively, and for the six months ended December 31, 2024 and 2023 is zero and $0.3 million, respectively, related to the Tech Elevator time-based portion of the Management Incentive Plan. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the six months ended December 31, 2024 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	96,604	$32.49
Granted	6,586	108.83
Vested	—	—
Canceled	—	—
Nonvested, December 31, 2024	103,190	$37.36

Summary of All Deferred Stock Units

As of December 31, 2024, there was $0.6 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.9 years. During the three months ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, of stock-based compensation expense related to DSUs. During the six months ended December 31, 2024 and 2023, the expense was $0.4 million and $0.5 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three and six months ended December 31, 2024 and 2023, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. As of December 31, 2024, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company provided guarantees of approximately $0.2 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Supplemental Disclosure of Cash Flow Information

	Six Months Ended December 31,
	2024	2023

	(In thousands)
Cash paid for interest	$3,967	$3,414
Cash paid for taxes	$19,005	$38,398

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$51,939	$26,277

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$249	$278
Stock-based compensation expense capitalized on curriculum development	79	71

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and six months ended December 31, 2024.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the six months ended December 31, 2024, revenues increased to $1,138.3 million from $985.0 million in the prior year, an increase of 15.6%. Over the same period, operating income increased to $172.4 million from $87.6 million in the prior year. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the six months ended December 31, 2024 were 228.7 thousand, an increase of 36.9 thousand, or 19.2%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Since our inception more than 20 years ago, we have removed barriers that impact academic equity. We provide high-quality education for anyone - particularly those in underserved communities - as a means to foster economic empowerment and address societal inequities from kindergarten all the way through college and career readiness. We reinforced our commitment in this area by launching several initiatives including initially offering scholarships to advance education and career opportunities for students in underserved communities, expanding career pathways in socially responsible law enforcement and increasing employment of teachers in underserved communities at Stride-powered schools.  We developed interactive, modular courses focused on racial equity and social justice that are being made available for free to every public school.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		2024 / 2023		December 31,		2024 / 2023
	2024	2023	Change	Change %	2024	2023	Change	Change %

	(In thousands, except percentages)
General Education (1)	135.8	120.7	15.1	12.5%	134.6	119.9	14.7	12.3%
Career Learning (1) (2)	94.8	72.4	22.4	30.9%	94.1	71.9	22.2	30.9%
Total Enrollment	230.6	193.1	37.5	19.4%	228.7	191.8	36.9	19.2%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2024 for the first quarter of fiscal year 2025 and September 30, 2023 for the first quarter of fiscal year 2024.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,		Change 2024 / 2023		December 31,		Change 2024 / 2023
	2024	2023	$	%	2024	2023	$	%

	(In thousands, except percentages)
General Education	$354,315	$313,902	$40,413	12.9%	$683,722	$613,241	$70,481	11.5%
Career Learning
Middle - High School	213,079	165,080	47,999	29.1%	411,965	316,053	95,912	30.3%
Adult	19,817	25,886	(6,069)	(23.4%)	42,608	55,755	(13,147)	(23.6%)
Total Career Learning	232,896	190,966	41,930	22.0%	454,573	371,808	82,765	22.3%
Total Revenues	$587,211	$504,868	$82,343	16.3%	$1,138,295	$985,049	$153,246	15.6%

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

Instructional Services – We provide a broad range of instructional services that includes customer support for instructional teams, including recruitment of state-certified teachers, training in research-based online instruction methods and Stride systems, oversight and evaluation services, and ongoing professional development.  Stride also provides training options to support teachers and parents to meet students’ learning needs. Stride’s range of training options are designed to enhance skills needed to teach using an online learning platform, and include hands-on training, on-demand courses, and support materials.

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023

	(Dollars in thousands)
Revenues	$587,211	100.0%	$504,868	100.0%	$1,138,295	100.0%	$985,049	100.0%
Instructional costs and services	347,353	59.2	303,694	60.2	682,584	60.0	610,987	62.0
Gross margin	239,858	40.8	201,174	39.8	455,711	40.0	374,062	38.0
Selling, general, and administrative expenses	114,758	19.5	116,885	23.2	283,267	24.9	286,453	29.1
Income from operations	125,100	21.3	84,289	16.7	172,444	15.1	87,609	8.9
Interest expense, net	(2,670)	(0.5)	(2,022)	(0.4)	(5,023)	(0.4)	(4,090)	(0.4)
Other income, net	7,330	1.2	6,538	1.3	16,108	1.4	11,703	1.2
Income before income taxes and income (loss) from equity method investments	129,760	22.1	88,805	17.6	183,529	16.1	95,222	9.7
Income tax expense	(33,361)	(5.7)	(22,190)	(4.4)	(44,638)	(3.9)	(23,726)	(2.4)
Income (loss) from equity method investments	(6)	(0.0)	221	0.0	(1,616)	(0.1)	218	0.0
Net income attributable to common stockholders	$96,393	16.4%	$66,836	13.2%	$137,275	12.1%	$71,714	7.3%

Comparison of the Three Months Ended December 31, 2024 and 2023

Revenues. Our revenues for the three months ended December 31, 2024 were $587.2 million, representing an increase of $82.3 million, or 16.3%, from $504.9 million for the same period in the prior year. General Education revenues increased $40.4 million, or 12.9%, year over year. The increase in General Education revenues was primarily due to the 12.5% increase in enrollments, and school mix (distribution of enrollments by school). Career Learning revenues increased $41.9 million, or 22.0%, primarily due to a 30.9% increase in enrollments and school mix.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended December 31, 2024 were $347.4 million, representing an increase of $43.7 million, or 14.4%, from $303.7 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 59.2% of revenues during the three months ended December 31, 2024, a decrease from 60.2% for the three months ended December 31, 2023.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended December 31, 2024 were $114.8 million, representing a decrease of $2.1 million, or 1.8% from $116.9 million for the same period in the prior year. Selling, general, and administrative expenses were 19.5% of revenues during the three months ended December 31, 2024, a decrease from 23.2% for the three months ended December 31, 2023.

Interest expense, net. Net interest expense for the three months ended December 31, 2024 was $2.7 million as compared to $2.0 million for the same period in the prior year. The increase in net interest expense was primarily due to our finance leases.

Other income, net. Other income, net for the three months ended December 31, 2024 was $7.3 million as compared to $6.5 million for the same period in the prior year. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense. Income tax expense was $33.4 million for the three months ended December 31, 2024, or 25.7% of income before income taxes, as compared to an expense of $22.2 million, or 24.9% of income before income taxes for the same period in the prior year. The increase in the effective tax rate for the three months ended December 31, 2024 was primarily due to the tax impact of non-deductible compensation and the excess tax benefit of stock-based compensation.

Comparison of the Six Months Ended December 31, 2024 and 2023

Revenues. Our revenues for the six months ended December 31, 2024 were $1,138.3 million, representing an increase of $153.3 million, or 15.6%, from $985.0 million for the same period in the prior year. General Education revenues increased $70.5 million, or 11.5%, year over year. The increase in General Education revenues was primarily due to the 12.3% increase in enrollments, and school mix (distribution of enrollments by school). Career Learning revenues increased $82.8 million, or 22.3%, primarily due to a 30.9% increase in enrollments and school mix.

Instructional costs and services expenses. Instructional costs and services expenses for the six months ended December 31, 2024 were $682.6 million, representing an increase of $71.6 million, or 11.7%, from $611.0 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 60.0% of revenues during the six months ended December 31, 2024, a decrease from 62.0% for the six months ended December 31, 2023.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the six months ended December 31, 2024 were $283.3 million, representing a decrease of $3.2 million, or 1.1% from $286.5 million for the same period in the prior year. Selling, general, and administrative expenses were 24.9% of revenues during the six months ended December 31, 2024, a decrease from 29.1% for the six months ended December 31, 2023.

Interest expense, net. Net interest expense for the six months ended December 31, 2024 was $5.0 million as compared to $4.1 million for the same period in the prior year. The increase in net interest expense was primarily due to our finance leases.

Other income, net. Other income, net for the six months ended December 31, 2024 was $16.1 million as compared to $11.7 million for the same period in the prior year. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense. Income tax expense was $44.6 million for the six months ended December 31, 2024, or 24.5% of income before income taxes, as compared to an expense of $23.7 million, or 24.9% of income before income taxes for the same period in the prior year. The decrease in the effective tax rate for the six months ended December 31, 2024 was primarily due to the tax impact of non-deductible compensation and the excess tax benefit of stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2024, we had net working capital, or current assets minus current liabilities, of $1,157.8 million. Our working capital includes cash and cash equivalents of $515.1 million and accounts receivable of $582.6 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at December 31, 2024.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility was secured by our assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. As of December 31, 2024, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance and as of December 31, 2024, we had no amounts outstanding on the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

We are a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of December 31, 2024 and June 30, 2024, the finance lease liability was $93.9 million and $55.6 million, respectively, with lease interest rates ranging from 2.55% to 6.72%.

We entered into an agreement with BALC in April 2020 for $25.0 million (increased to $41.0 million in July 2020) to provide financing for our leases through March 2021 at varying rates. We entered into additional agreements during fiscal year 2021 to provide financing of $54.0 million for our student computers and peripherals leases through October 2022 at varying rates. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 2.55% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases.

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

Operating Activities

Net cash provided by operating activities for the six months ended December 31, 2024 was $81.4 million compared to $38.0 million for the six months ended December 31, 2023. The $43.4 million increase in cash provided by operating activities was primarily due to higher net income in the current period as compared to the prior period, partially offset by changes in working capital resulting from seasonal fluctuations in accounts receivable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2024 was $35.7 million compared to $68.8 million for the six months ended December 31, 2023, a decrease of $33.1 million. The decrease was primarily due to a decrease in net purchases of marketable securities of $34.6 million partially offset by an increase in capital expenditures year over year of $0.8 million.

Financing Activities

Net cash used in financing activities for the six months ended December 31, 2024 was $28.7 million compared to $25.7 million during the six months ended December 31, 2023, an increase of $3.0 million. The increase was primarily due to an increase in the repurchase of restricted stock for income tax withholding of $8.8 million partially offset by a decrease in the repayment of finance lease obligations incurred for the acquisition of student computers of $5.8 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of December 31, 2024 and June 30, 2024, we had cash and cash equivalents totaling $515.1 million and $500.6 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At December 31, 2024, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.2 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

Our short-term debt obligations under our Credit Facility are subject to interest rate exposure. At December 31, 2024, we had no outstanding balance on our Credit Facility.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

On December 2, 2024, Mr. Rhyu, the Company’s Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 33,961 shares of the Company’s common stock until December 31, 2025, for a duration of 395 days. Other than as noted above for Mr. Rhyu, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (contained in Exhibit 101).

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stride, Inc.

/s/ DONNA M. BLACKMAN
Name:	Donna M. Blackman
Title:	Chief Financial Officer, Principal Accounting Officer and Authorized Signatory

Date: January 28, 2025