Form 10-Q
period 2025-03-31
Stride, Inc.
filed 2025-04-30
CIK 1157408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the Registrant had 43,523,253 shares of common stock, $0.0001 par value per share outstanding.

Stride, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
		(audited)
	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$528,547	$500,614
Accounts receivable, net of allowance of $34,680 and $31,298	699,817	472,754
Inventories, net	22,375	36,748
Prepaid expenses	49,733	29,164
Marketable securities	195,144	191,672
Other current assets	17,361	14,494
Total current assets	1,512,977	1,245,446
Operating lease right-of-use assets, net	46,011	54,503
Property and equipment, net	88,490	50,856
Capitalized software, net	76,932	81,952
Capitalized curriculum development costs, net	55,860	53,232
Intangible assets, net	52,759	60,282
Goodwill	246,676	246,676
Deferred tax asset	3,363	7,200
Deposits and other assets	124,876	120,318
Total assets	$2,207,944	$1,920,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$40,204	$40,970
Accrued liabilities	71,185	60,796
Accrued compensation and benefits	68,959	64,878
Deferred revenue	32,902	35,742
Current portion of finance lease liability	44,011	29,146
Current portion of operating lease liability	12,306	12,748
Total current liabilities	269,567	244,280
Long-term finance lease liability	52,763	26,452
Long-term operating lease liability	36,790	45,192
Long-term debt	415,913	414,675
Other long-term liabilities	15,539	13,841
Total liabilities	790,572	744,440
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,824,622 and 48,576,164 shares issued; and 43,489,879 and 43,241,421 shares outstanding, respectively	4	4
Additional paid-in capital	724,767	720,033
Accumulated other comprehensive loss	(50)	(42)
Retained earnings	795,133	558,512
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,417,372	1,176,025
Total liabilities and stockholders' equity	$2,207,944	$1,920,465

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(In thousands except share and per share data)
Revenues	$613,376	$520,837	$1,751,670	$1,505,886
Instructional costs and services	364,086	319,508	1,046,670	930,495
Gross margin	249,290	201,329	705,000	575,391
Selling, general, and administrative expenses	118,504	113,016	401,771	399,469
Income from operations	130,786	88,313	303,229	175,922
Interest expense, net	(2,787)	(2,404)	(7,810)	(6,494)
Other income, net	7,360	7,678	23,469	19,381
Income before income taxes and income (loss) from equity method investments	135,359	93,587	318,888	188,809
Income tax expense	(35,450)	(24,657)	(80,088)	(48,383)
Income (loss) from equity method investments	(563)	757	(2,179)	975
Net income attributable to common stockholders	$99,346	$69,687	$236,621	$141,401
Net income attributable to common stockholders per share:
Basic	$2.31	$1.63	$5.50	$3.32
Diluted	$2.02	$1.60	$4.95	$3.26
Weighted average shares used in computing per share amounts:
Basic	43,092,682	42,684,561	42,992,727	42,581,869
Diluted	49,181,728	43,655,841	47,798,923	43,389,903

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(In thousands)
Net income	$99,346	$69,687	$236,621	$141,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7)	2	(8)	(7)
Comprehensive income attributable to common stockholders	$99,339	$69,689	$236,613	$141,394

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025
Net income	—	—	—	—	40,882	—	—	40,882
Foreign currency translation adjustment	—	—	—	(16)	—	—	—	(16)
Stock-based compensation expense	—	—	8,592	—	—	—	—	8,592
Vesting of performance share units, net of tax withholding	135,921	—	—	—	—	—	—	—
Issuance of restricted stock awards	278,234	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(14,037)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(54,345)	—	(11,137)	—	—	—	—	(11,137)
Balance, September 30, 2024	48,921,937	$4	$717,488	$(58)	$599,394	(5,334,743)	$(102,482)	$1,214,346
Net income	—	—	—	—	96,393	—	—	96,393
Foreign currency translation adjustment	—	—	—	15	—	—	—	15
Stock-based compensation expense	—	—	8,110	—	—	—	—	8,110
Vesting of performance share units, net of tax withholding	3,437	—	—	—	—	—	—	—
Issuance of restricted stock awards	18,998	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(47,472)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(6,557)	—	(759)	—	—	—	—	(759)
Balance, December 31, 2024	48,890,343	$4	$724,839	$(43)	$695,787	(5,334,743)	$(102,482)	$1,318,105
Net income	—	—	—	—	99,346	—	—	99,346
Foreign currency translation adjustment	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	8,637	—	—	—	—	8,637
Issuance of restricted stock awards	16,898	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(19,825)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(62,794)	—	(8,709)	—	—	—	—	(8,709)
Balance, March 31, 2025	48,824,622	$4	$724,767	$(50)	$795,133	(5,334,743)	$(102,482)	$1,417,372

	Stride, Inc. Stockholders' Equity
(In thousands except share data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296
Net income	—	—	—	—	4,878	—	—	4,878
Stock-based compensation expense	—	—	8,399	—	—	—	—	8,399
Issuance of restricted stock awards	424,909	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(30,085)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(52,592)	—	(2,080)	—	—	—	—	(2,080)
Balance, September 30, 2023	48,681,280	$4	$701,799	$(35)	$359,207	(5,334,743)	$(102,482)	$958,493
Net income	—	—	—	—	66,836	—	—	66,836
Foreign currency translation adjustment	—	—	—	(9)	—	—	—	(9)
Stock-based compensation expense	—	—	8,429	—	—	—	—	8,429
Vesting of performance share units, net of tax withholding	15,324	—	—	—	—	—	—	—
Issuance of restricted stock awards	42,701	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9,656)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(11,236)	—	(1,071)	—	—	—	—	(1,071)
Balance, December 31, 2023	48,718,413	$4	$709,157	$(44)	$426,043	(5,334,743)	$(102,482)	$1,032,678
Net income	—	—	—	—	69,687	—	—	69,687
Foreign currency translation adjustment	—	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	5,409	—	—	—	—	5,409
Vesting of performance share units, net of tax withholding	16,102	—	—	—	—	—	—	—
Issuance of restricted stock awards	19,108	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(91,156)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(76,054)	—	(4,569)	—	—	—	—	(4,569)
Balance, March 31, 2024	48,586,413	$4	$709,997	$(42)	$495,730	(5,334,743)	$(102,482)	$1,103,207

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2025	2024

	(In thousands)
Cash flows from operating activities
Net income	$236,621	$141,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,470	81,464
Stock-based compensation expense	24,922	21,272
Deferred income taxes	5,655	(4,629)
Provision for credit losses	13,357	18,895
Amortization of fees on debt	1,238	1,236
Noncash operating lease expense	9,230	11,055
Other	1,712	1,444
Changes in assets and liabilities:
Accounts receivable	(240,429)	(133,144)
Inventories, prepaid expenses, deposits and other current and long-term assets	(3,643)	(2,763)
Accounts payable	(528)	(11,585)
Accrued liabilities	8,463	(9,875)
Accrued compensation and benefits	4,149	4,834
Operating lease liability	(9,583)	(11,695)
Deferred revenue and other liabilities	(1,142)	(1,315)
Net cash provided by operating activities	134,492	106,595
Cash flows from investing activities
Purchase of property and equipment	(1,350)	(1,500)
Capitalized software development costs	(28,605)	(30,130)
Capitalized curriculum development costs	(15,451)	(13,534)
Other acquisitions, loans and investments, net of distributions	(1,681)	(693)
Proceeds from the maturity of marketable securities	221,530	107,020
Purchases of marketable securities	(227,786)	(162,179)
Net cash used in investing activities	(53,343)	(101,016)
Cash flows from financing activities
Repayments on finance lease obligations	(29,957)	(32,212)
Repurchase of restricted stock for income tax withholding	(20,672)	(7,597)
Net cash used in financing activities	(50,629)	(39,809)
Net change in cash, cash equivalents and restricted cash	30,520	(34,230)
Cash, cash equivalents and restricted cash, beginning of period	500,614	410,807
Cash, cash equivalents and restricted cash, end of period	$531,134	$376,577

Reconciliation of cash, cash equivalents and restricted cash to balance sheet as of March 31st:
Cash and cash equivalents	$528,547	$376,577
Other current assets (restricted cash)	476	—
Deposits and other assets (restricted cash)	2,111	—
Total cash, cash equivalents and restricted cash	$531,134	$376,577

See accompanying notes to unaudited condensed consolidated financial statements.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is a technology company providing an educational platform to deliver online learning to students throughout the U.S. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it provides solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	Products and services for the General Education market are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a broad catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services. The Company also provides focused post-secondary career learning programs to adult learners, for the software engineering, healthcare, and medical fields. These programs are sold directly to consumers, employers and government agencies.

2.   Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2025 and 2024, the condensed consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024, and the condensed consolidated statements of stockholders’ equity for the three and nine months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the periods presented. The results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending June 30, 2025, for any other interim period or for any other future fiscal year. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at that date.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provided relief to companies that would have been impacted by the cessation of reference rate reform, e.g., LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility included the use of alternate rates when LIBOR was not available. The Company’s senior secured revolving credit facility expired on January 27, 2025 and the Company did not have any contract modifications which required the application of this guidance prior to its expiration.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company is reviewing the extent of new disclosures necessary prior to implementation for fiscal year 2025. Other than additional disclosure, we do not expect a change to our condensed consolidated financial statements.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the three and nine months ended March 31, 2025 and 2024. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the three months ended March 31, 2025 and 2024, the Company’s revenues included a reduction for net school operating losses at the schools of $4.2 million and $3.3 million, respectively, and $12.9 million and $11.6 million for the nine months ended March 31, 2025 and 2024, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the expenses incurred by the school as both revenue and expenses in the condensed consolidated statements of operations. Amounts recorded as revenues and expenses for the three months ended March 31, 2025 and 2024 were $165.5 million and $147.6 million, respectively, and for the nine months ended March 31, 2025 and 2024 were $477.2 million and $426.3 million, respectively.

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

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the three months ended March 31, 2025 and 2024, approximately 95% and 94%, respectively, of the Company’s General Education revenues, and 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts. During the nine months ended March 31, 2025 and 2024, approximately 95% and 93%, respectively, of the Company’s General Education revenues, and 100% and 100%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(In thousands)
General Education	$370,821	$328,894	$1,054,542	$942,135
Career Learning
Middle - High School	223,868	167,919	635,832	483,972
Adult	18,687	24,024	61,296	79,779
Total Career Learning	242,555	191,943	697,128	563,751
Total Revenues	$613,376	$520,837	$1,751,670	$1,505,886

Concentration of Customers

During the three and nine months ended March 31, 2025 and 2024, the Company had no contracts that represented greater than 10% of total revenues.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	March 31,	June 30,	June 30,
	2025	2024	2023

	(In thousands)
Accounts receivable	$699,817	$472,754	$463,722
Unbilled receivables (included in accounts receivable)	22,598	19,499	20,647
Deferred revenue	32,902	35,742	76,159
Deferred revenue, long-term (included in other long-term liabilities)	610	1,097	2,061

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the previous January 1st deferred revenue balance was $11.4 million and $21.1 million, respectively. The amount of revenue recognized during the nine months ended March 31, 2025 and 2024 that was included in the previous July 1st deferred revenue balance was $29.4 million and $40.1 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded revenues of $12.8 million and $4.3 million, respectively, and $22.4 million and $8.8 million, respectively, during the nine months ended March 31, 2025 and 2024, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of March 31, 2025 was $0.6 million.

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

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the condensed consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the condensed consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $7.7 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively, and $23.3 million and $18.1 million for the nine months ended March 31, 2025 and 2024, respectively. This activity is recorded within other income (expense) within the condensed consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the condensed consolidated statements of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of March 31, 2025 and June 30, 2024, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of March 31, 2025, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $195.1 million and $31.0 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years. The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$50,378	$-	$50,378	$99	$50,477
U.S. Treasury Notes	46,179	-	46,179	47	46,226
Commercial Paper	129,531	-	129,531	(6)	129,525
Total	$226,088	$-	$226,088	$140	$226,228

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

The Company’s allowance for credit losses increased from $31.3 million as of June 30, 2024 to $34.7 million as of March 31, 2025. The increase of $3.4 million is due primarily to a $13.4 million current year provision, less $10.0 million in amounts written off.

The Company writes off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of March 31, 2025 and June 30, 2024, $12.6 million and $12.5 million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the condensed consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.6 million and $5.9 million at March 31, 2025 and June 30, 2024, respectively.

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

As of March 31, 2025 and June 30, 2024, the Company recorded $17.5 million and $13.3 million, respectively, of costs related to SaaS implementation within prepaid expenses in the condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the Company recorded $41.6 million and $44.1 million, respectively, of costs related to SaaS implementation within deposits and other assets in the condensed consolidated balance sheets.

Amortization expense reflected within instructional costs and services related to SaaS implementation costs was $0.9 million and zero during the three months ended March 31, 2025 and 2024, respectively, and $2.5 million and zero during the nine months ended March 31, 2025 and 2024, respectively. Amortization expense reflected within selling, general and administrative expenses related to SaaS implementation costs was $3.8 million and $4.1 million during the three months ended March 31, 2025 and 2024, respectively, and $12.0 million and $11.2 million during the nine months ended March 31, 2025 and 2024, respectively. There were no material impairments of SaaS implementation costs during the three and nine months ended March 31, 2025 and 2024, respectively.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $1.2 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, and $3.4 million and $3.3 million for the nine months ended March 31, 2025 and 2024, respectively, related to unreturned student computers and printers.

Depreciation expense, including accelerated depreciation, related to computers and printers provided to students reflected in instructional costs and services for the three months ended March 31, 2025 and 2024 was $11.0 million and $8.2 million, respectively, and $28.3 million and $25.2 million, respectively, during the nine months ended March 31, 2025 and 2024. Depreciation expense related to property and equipment reflected in selling, general, and administrative expenses for the three months ended March 31, 2025 and 2024 was $0.7 million and $1.0 million, respectively, and $2.1 million and $3.0 million, respectively, during the nine months ended March 31, 2025 and 2024.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $0.4 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and $3.5 million and $3.7 million for the nine months ended March 31, 2025 and 2024, respectively, and are recorded as instructional costs and services.

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

Capitalized software additions totaled $28.6 million and $30.1 million for the nine months ended March 31, 2025 and 2024, respectively. The Company recorded amortization expense related to capitalized software of $8.2 million and $8.6 million during the three months ended March 31, 2025 and 2024, respectively, and $27.1 million and $25.4 million during the nine months ended March 31, 2025 and 2024, respectively, within instructional costs and services. Amortization expense related to capitalized software reflected in selling, general, and administrative expenses during the three months ended March 31, 2025 and 2024 was $2.5 million and $2.1 million, respectively, and $6.5 million and $5.7 million, respectively, during the nine months ended March 31, 2025 and 2024.

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

Total capitalized curriculum development additions were $15.5 million and $13.5 million for the nine months ended March 31, 2025 and 2024, respectively. These amounts are recorded on the condensed consolidated balance sheets net of amortization charges. Amortization expense for the three months ended March 31, 2025 and 2024 was $4.2 million and $4.3 million, respectively, and $13.0 million and $13.3 million for the nine months ended March 31, 2025 and 2024, respectively, and is recorded in instructional costs and services.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2025 and 2024 was $2.4 million and $2.8 million, respectively, and $7.5 million and $8.8 million for the nine months ended March 31, 2025 and 2024, respectively, and is included within selling, general, and administrative expenses in the condensed consolidated statements of operations. Future amortization of intangible assets is expected to be $2.3 million, $8.7 million, $7.1 million, $5.3 million, and $4.5 million in the fiscal years ending June 30, 2025 through June 30, 2029, respectively, and $24.6 million thereafter.

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

During the three and nine months ended March 31, 2025 and 2024, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s intangible assets as of March 31, 2025 and June 30, 2024:

	March 31, 2025			June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(27.2)	$43.4	$70.6	$(23.5)	$47.1
Customer and distributor relationships	37.1	(33.2)	3.9	37.1	(31.1)	6.0
Developed technology	21.7	(16.5)	5.2	21.7	(14.8)	6.9
Other	1.4	(1.1)	0.3	1.4	(1.1)	0.3
Total	$130.8	$(78.0)	$52.8	$130.8	$(70.5)	$60.3

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets, capitalized curriculum and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. During the three and nine months ended March 31, 2025 and 2024, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

The three levels of inputs used to measure fair value are:

Level 1:   Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date;

Level 2:   Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3:   Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The carrying values reflected in the condensed consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. As of March 31, 2025, the estimated fair value of the long-term debt was $1,012.8 million. The Company estimated the fair value based on the

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its condensed consolidated balance sheet, and is discussed in more detail in Note 6, “Debt.” As of March 31, 2025, the estimated fair value of the Company’s marketable securities was $226.2 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2024 or June 30, 2024. There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, during the three and nine months ended March 31, 2025 and 2024.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and vesting of all dilutive unvested restricted stock awards. The dilutive effect of stock options and restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are anti-dilutive. Common stock outstanding reflected in the Company’s condensed consolidated balance sheets includes restricted stock awards outstanding. The dilutive effect of the Company’s convertible debt is determined using the if-converted method when the Company’s stock is trading above the conversion price. However, based on the structure of the instrument and how it is settled upon conversion, it would produce a similar result as the previously applied treasury stock method.

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$99,346	$69,687	$236,621	$141,401
Weighted average common shares — basic	43,092,682	42,684,561	42,992,727	42,581,869
Basic net income per share	$2.31	$1.63	$5.50	$3.32

Diluted net income per share computation:

Net income attributable to common stockholders	$99,346	$69,687	$236,621	$141,401
Share computation:
Weighted average common shares — basic	43,092,682	42,684,561	42,992,727	42,581,869
Effect of dilutive restricted stock and convertible debt	6,089,046	971,280	4,806,196	808,034
Weighted average common shares — diluted	49,181,728	43,655,841	47,798,923	43,389,903
Diluted net income per share	$2.02	$1.60	$4.95	$3.26

For the three months ended March 31, 2025 and 2024, 2,095,666 and 3,149 shares, respectively, that were issuable in connection with restricted stock and convertible debt were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. For the nine months ended March 31, 2025 and 2024, 2,672,952 and 6,818 shares, respectively, were excluded. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

in Note 6, “Debt.” The Capped Call Transactions are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. Prior to actual conversion, the Capped Call Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive. The dilutive shares impact is based on the initial conversion rate associated with the Notes.

4.   Income Taxes

The provision for income taxes is based on earnings reported in the condensed consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversal of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Deferred income tax expense or benefit is measured by the change in the deferred income tax asset or liability during the period. For the three months ended March 31, 2025 and 2024, the Company’s effective income tax rate was 26.3% and 26.1%, respectively, and for the nine months ended March 31, 2025 and 2024, the rate was 25.3% and 25.5%, respectively. As of March 31, 2025, and June 30, 2024, the balance of income taxes payable was $20.3 million and $10.7 million, respectively. Income taxes payable is recorded within accrued liabilities on the condensed consolidated balance sheets.

5.   Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2025 and June 30, 2024, the finance lease liability was $96.8 million and $55.6 million, respectively, with lease interest rates ranging from 3.95% to 6.72%. As of March 31, 2025 and June 30, 2024, the balance of the associated right-of-use assets was $78.3 million and $39.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the condensed consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the condensed consolidated statements of operations.

The Company entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for its student computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 3.95% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary, as of March 31, 2025 and June 30, 2024, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	March 31, 2025	June 30, 2024

	(in thousands)
2025	$12,666	$31,655
2026	45,454	19,880
2027	33,265	7,691
2028	11,542	82
Total minimum payments	102,927	59,308
Less: imputed interest	(6,153)	(3,710)
Finance lease liability	96,774	55,598
Less: current portion of finance lease liability	(44,011)	(29,146)
Long-term finance lease liability	$52,763	$26,452

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of March 31, 2025 and June 30, 2024, the operating lease liability was $49.1 million and $57.9 million, respectively. As of March 31, 2025 and June 30, 2024, the balance of the associated right-of-use assets was $46.0 million and $54.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Individual operating leases range in terms of 1 to 9 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of March 31, 2025 and June 30, 2024, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	March 31, 2025	June 30, 2024

	(in thousands)
2025	$3,558	$14,263
2026	12,508	12,361
2027	8,881	8,705
2028	7,894	7,713
2029	7,711	7,599
Thereafter	12,552	12,381
Total minimum payments	53,104	63,022
Less: imputed interest	(4,008)	(5,082)
Operating lease liability	49,096	57,940
Less: current portion of operating lease liability	(12,306)	(12,748)
Long-term operating lease liability	$36,790	$45,192

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company is subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the condensed consolidated statements of operations. The following is a summary as of March 31, 2025 and June 30, 2024, respectively, of the expected sublease income:

	March 31, 2025	June 30, 2024

	(in thousands)
2025	$70	$455
2026	139	139
Total sublease income	$209	$594

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025		2024

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$10,556	$7,775	$27,033		$23,760
Interest on lease liabilities	1,225	887	3,105		1,870
Instructional costs and services:
Operating lease cost	2,269	2,363	6,913		7,284
Short-term lease cost	12	10	38		42
Sublease income	(66)	(66)	(197)		(263)
Selling, general, and administrative expenses:
Operating lease cost	984	1,146	3,097		4,891
Short-term lease cost	23	16	70		128
Sublease income	—	(123)	(149)		(368)
Total lease cost	$15,003	$12,008	$39,910		$37,344

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(3,146)	$(3,108)	$(9,583)		$(11,695)
Financing cash flows from finance leases	(13,243)	(9,721)	(29,957)		(32,212)
Right-of-use assets obtained in exchange for new finance lease liabilities	15,628	6,220	67,567		32,497
Right-of-use assets obtained in exchange for new operating lease liabilities	457	180	739		805
Weighted-average remaining lease term - finance leases			2.21	yrs.	2.09	yrs.
Weighted-average remaining lease term - operating leases			5.24	yrs.	5.80	yrs.
Weighted-average discount rate - finance leases			5.51%		5.45%
Weighted-average discount rate - operating leases			2.94%		2.93%

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.   Debt

The following is a summary, as of March 31, 2025 and June 30, 2024, respectively, of the components of the Company’s outstanding long-term debt:

	March 31, 2025	June 30, 2024

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(4,087)	(5,325)
Total debt	415,913	414,675
Less: current portion of debt	—	—
Long-term debt	$415,913	$414,675

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $1.2 million during each of the three months ended March 31, 2025 and 2024, and $3.5 million during each of the nine months ended March 31, 2025 and 2024.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $0.4 million related to the amortization of the debt issuance costs during each of the three months ended March 31, 2025 and 2024, and $1.2 million during each of the nine months ended March 31, 2025 and 2024.

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

7.   Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility was secured by the Company’s assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. Up through its expiration, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance under the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

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

As of March 31, 2025, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,869,226. As of March 31, 2025, there were 1,406,298 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted stock award activity during the nine months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	731,224	$40.60
Granted	314,130	85.22
Vested	(362,838)	42.22
Canceled	(81,334)	49.04
Nonvested, March 31, 2025	601,182	$61.80

During the nine months ended March 31, 2025, 314,130 new service-based restricted stock awards were granted, and 601,182 remained nonvested at March 31, 2025. During the nine months ended March 31, 2025, 362,838 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of March 31, 2025, there was $30.1 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.7 years. The fair value of restricted stock awards granted for the nine months ended March 31, 2025 and 2024 was $26.8 million and $20.4 million, respectively. The total fair value of shares vested for the nine months ended March 31, 2025 and 2024 was $40.0 million and $21.6 million, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $5.8 million and $4.1 million, respectively, of stock-based compensation expense related to restricted stock awards. During the nine months ended March 31, 2025 and 2024, the expense was $15.4 million and $12.4 million, respectively.

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

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Performance share unit activity (excluding liability-classified awards) during the nine months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	759,531	$37.73
Granted	299,908	71.40
Vested	(223,241)	37.44
Canceled	(134,291)	42.60
Nonvested, March 31, 2025	701,907	$51.27

Fiscal Year 2025 LTIP

During the nine months ended March 31, 2025, the Company granted 210,620 PSUs at target under a Long-Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $17.0 million, or a weighted average grant-date fair value of $80.89 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1”) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2028. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric will be achieved at target.

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

Summary of All Performance Share Units

As of March 31, 2025, there was $23.4 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.4 years. During the three months ended March 31, 2025 and 2024, the Company recognized $2.8 million and $1.2 million, respectively, of stock-based compensation expense related to PSUs. During the nine months ended March 31, 2025 and 2024, the expense was $9.5 million and $8.7 million, respectively. Included in the stock-based compensation expense above, for each of the three months ended March 31, 2025 and 2024 is zero, and for the nine months ended March 31, 2025 and 2024 is zero and $0.3 million, respectively, related to the Tech Elevator time-based portion of the Management Incentive Plan. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the nine months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2024	96,604	$32.49
Granted	6,605	108.86
Vested	—	—
Canceled	—	—
Nonvested, March 31, 2025	103,209	$37.37

Summary of All Deferred Stock Units

As of March 31, 2025, there was $0.5 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.7 years. During the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million of stock-based compensation expense related to DSUs. During the nine months ended March 31, 2025 and 2024, the expense was $0.6 million and $0.7 million, respectively.

9.   Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. For the three and nine months ended March 31, 2025 and 2024, contributions made by the Company to Future of School were zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions expected to be made in subsequent years. As of March 31, 2025, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

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

Employment Arrangements

The Company has entered into employment arrangements with certain executive officers that provide for severance payments and, in some cases other benefits, upon certain terminations of employment. All arrangements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the arrangement.

STRIDE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company provided guarantees of approximately $0.1 million related to lease commitments on the buildings for certain of the Company’s schools.

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

11.   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended March 31,
	2025	2024

	(In thousands)
Cash paid for interest	$7,877	$6,623
Cash paid for taxes	$63,727	$64,420

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$67,567	$32,497

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$400	$400
Stock-based compensation expense capitalized on curriculum development	128	108

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary — a general description of our business and key highlights of the three and nine months ended March 31, 2025.

●	Critical Accounting Estimates — a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.

●	Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, and quantitative and qualitative disclosures about market risk.

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

Career Learning

Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. We provide middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a broad catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. For the nine months ended March 31, 2025, revenues increased to $1,751.7 million from $1,505.9 million in the prior year, an increase of 16.3%. Over the same period, operating income increased to $303.2 million from $175.9 million in the prior year. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the nine months ended March 31, 2025 were 233.5 thousand, an increase of 38.9 thousand, or 20.0%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from quarter to quarter.

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

The following represents our current enrollment for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		2025 / 2024		March 31,		2025 / 2024
	2025	2024	Change	Change %	2025	2024	Change	Change %

	(In thousands, except percentages)
General Education (1)	141.5	124.6	16.9	13.6%	137.5	121.9	15.6	12.8%
Career Learning (1) (2)	98.7	73.8	24.9	33.7%	96.0	72.7	23.3	32.0%
Total Enrollment	240.2	198.4	41.8	21.1%	233.5	194.6	38.9	20.0%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2024 for the first quarter of fiscal year 2025 and September 30, 2023 for the first quarter of fiscal year 2024.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,		Change 2025 / 2024		March 31,		Change 2025 / 2024
	2025	2024	$	%	2025	2024	$	%

	(In thousands, except percentages)
General Education	$370,821	$328,894	$41,927	12.7%	$1,054,542	$942,135	$112,407	11.9%
Career Learning
Middle - High School	223,868	167,919	55,949	33.3%	635,832	483,972	151,860	31.4%
Adult	18,687	24,024	(5,337)	(22.2%)	61,296	79,779	(18,483)	(23.2%)
Total Career Learning	242,555	191,943	50,612	26.4%	697,128	563,751	133,377	23.7%
Total Revenues	$613,376	$520,837	$92,539	17.8%	$1,751,670	$1,505,886	$245,784	16.3%

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

Financial Information

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024

	(Dollars in thousands)
Revenues	$613,376	100.0%	$520,837	100.0%	$1,751,670	100.0%	$1,505,886	100.0%
Instructional costs and services	364,086	59.4	319,508	61.3	1,046,670	59.8	930,495	61.8
Gross margin	249,290	40.6	201,329	38.7	705,000	40.2	575,391	38.2
Selling, general, and administrative expenses	118,504	19.3	113,016	21.7	401,771	22.9	399,469	26.5
Income from operations	130,786	21.3	88,313	17.0	303,229	17.3	175,922	11.7
Interest expense, net	(2,787)	(0.5)	(2,404)	(0.5)	(7,810)	(0.4)	(6,494)	(0.4)
Other income, net	7,360	1.2	7,678	1.5	23,469	1.3	19,381	1.3
Income before income taxes and income (loss) from equity method investments	135,359	22.1	93,587	18.0	318,888	18.2	188,809	12.5
Income tax expense	(35,450)	(5.8)	(24,657)	(4.7)	(80,088)	(4.6)	(48,383)	(3.2)
Income (loss) from equity method investments	(563)	(0.1)	757	0.1	(2,179)	(0.1)	975	0.1
Net income attributable to common stockholders	$99,346	16.2%	$69,687	13.4%	$236,621	13.5%	$141,401	9.4%

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues. Our revenues for the three months ended March 31, 2025 were $613.4 million, representing an increase of $92.6 million, or 17.8%, from $520.8 million for the same period in the prior year. General Education revenues increased $41.9 million, or 12.7%, year over year. The increase in General Education revenues was primarily due to the 13.6% increase in enrollments, and school mix (distribution of enrollments by school). Career Learning revenues increased $50.6 million, or 26.4%, primarily due to a 33.7% increase in enrollments and school mix.

Instructional costs and services expenses. Instructional costs and services expenses for the three months ended March 31, 2025 were $364.1 million, representing an increase of $44.6 million, or 14.0%, from $319.5 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 59.4% of revenues during the three months ended March 31, 2025, a decrease from 61.3% for the three months ended March 31, 2024.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the three months ended March 31, 2025 were $118.5 million, representing an increase of $5.5 million, or 4.9% from $113.0 million for the same period in the prior year. The increase was primarily due to an increase of $7.8 million in personnel and related benefit costs, including stock-based compensation, partially offset by a decrease of $1.0 million in professional services. Selling, general, and administrative expenses were 19.3% of revenues during the three months ended March 31, 2025, a decrease from 21.7% for the three months ended March 31, 2024.

Interest expense, net. Net interest expense for the three months ended March 31, 2025 was $2.8 million as compared to $2.4 million for the same period in the prior year. The increase in net interest expense was primarily due to our finance leases.

Other income, net. Other income, net for the three months ended March 31, 2025 was $7.4 million as compared to $7.7 million for the same period in the prior year. The decrease in other income, net was primarily due to lower other non-operating income, partially offset by an increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense. Income tax expense was $35.5 million for the three months ended March 31, 2025, or 26.3% of income before income taxes, as compared to $24.7 million, or 26.1% of income before income taxes for the same period in the prior year.

Comparison of the Nine Months Ended March 31, 2025 and 2024

Revenues. Our revenues for the nine months ended March 31, 2025 were $1,751.7 million, representing an increase of $245.8 million, or 16.3%, from $1,505.9 million for the same period in the prior year. General Education revenues increased $112.4 million, or 11.9%, year over year. The increase in General Education revenues was primarily due to the 12.8% increase in enrollments, and school mix (distribution of enrollments by school). Career Learning revenues increased $133.4 million, or 23.7%, primarily due to a 32.0% increase in enrollments and school mix.

Instructional costs and services expenses. Instructional costs and services expenses for the nine months ended March 31, 2025 were $1,046.7 million, representing an increase of $116.2 million, or 12.5%, from $930.5 million for the same period in the prior year. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 59.8% of revenues during the nine months ended March 31, 2025, a decrease from 61.8% for the nine months ended March 31, 2024.

Selling, general, and administrative expenses. Selling, general, and administrative expenses for the nine months ended March 31, 2025 were $401.8 million, representing an increase of $2.3 million, or 0.6% from $399.5 million for the same period in the prior year. Selling, general, and administrative expenses were 22.9% of revenues during the nine months ended March 31, 2025, a decrease from 26.5% for the nine months ended March 31, 2024.

Interest expense, net. Net interest expense for the nine months ended March 31, 2025 was $7.8 million as compared to $6.5 million for the same period in the prior year. The increase in net interest expense was primarily due to our finance leases.

Other income, net. Other income, net for the nine months ended March 31, 2025 was $23.5 million as compared to $19.4 million for the same period in the prior year. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year, partially offset by lower other non-operating income.

Income tax expense. Income tax expense was $80.1 million for the nine months ended March 31, 2025, or 25.3% of income before income taxes, as compared to $48.4 million, or 25.5% of income before income taxes for the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2025, we had net working capital, or current assets minus current liabilities, of $1,243.4 million. Our working capital includes cash and cash equivalents of $528.6 million and accounts receivable of $699.8 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at March 31, 2025.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including but not limited to a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility was secured by our assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR is discontinued during the five-year term. Up through its expiration, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance under the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

We are a lessee under finance leases for student computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of March 31, 2025 and June 30, 2024, the finance lease liability was $96.8 million and $55.6 million, respectively, with lease interest rates ranging from 3.95% to 6.72%.

We entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for our student computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 3.95% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

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

Operating Activities

Net cash provided by operating activities for the nine months ended March 31, 2025 was $134.5 million compared to $106.6 million for the nine months ended March 31, 2024. The $27.9 million increase in cash provided by operating activities was primarily due to higher net income in the current period as compared to the prior period, partially offset by changes in working capital resulting from seasonal fluctuations in accounts receivable, accrued liabilities, and accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2025 was $53.3 million compared to $101.0 million for the nine months ended March 31, 2024, a decrease of $47.7 million. The decrease was primarily due to a decrease in net purchases of marketable securities of $48.9 million partially offset by an increase in capital expenditures year over year of $0.2 million.

Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2025 was $50.6 million compared to $39.8 million during the nine months ended March 31, 2024, an increase of $10.8 million. The increase was primarily due to an increase in the repurchase of restricted stock for income tax withholding of $13.1 million partially offset by a decrease in the repayment of finance lease obligations incurred for the acquisition of student computers of $2.2 million.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Inflation Risk

Current inflation has resulted in higher personnel costs, marketing expenses and supply chain expenses. There can be no assurance that future inflation will not have an adverse or material impact on our operating results and financial condition.

Interest Rate Risk

As of March 31, 2025 and June 30, 2024, we had cash and cash equivalents totaling $528.6 million and $500.6 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At March 31, 2025, a 1% gross increase in interest rates for our variable-interest instruments would result in a $5.3 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 6.     Exhibits.

(a)              Exhibits.

Number	Description

10.1*	First Amendment to the Employment Agreement between Stride, Inc. and James J. Rhyu, dated March 25, 2025.
10.2*	Form of Executive Change in Control Severance Agreement.
10.3*	Amended and Restated Stride, Inc. Executive Deferred Compensation Plan.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101

The following financial statements and footnotes from the Stride, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity (unaudited), (v) Condensed Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: April 29, 2025