Form 10-K
period 2025-06-30
Stride, Inc.
filed 2025-08-06
CIK 1157408

tec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33883

Stride, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4774688 (I.R.S. Employer Identification No.)

11720 Plaza America 9th Floor Reston, VA 20190 (Address of Principal Executive Offices, including Zip Code)	(703) 483-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	LRN	New York Stock Exchange (NYSE)

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2024 was $2,930,615,000. Aggregate market value excludes an aggregate of approximately 15,357,626 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock outstanding as of August 1, 2025 was 43,626,921.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended June 30, 2025, are incorporated by reference into Part III of this Form 10-K.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Stride,” “Company,” “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements such as any statements that look to future events and include, among other things, our expectations regarding: online education demand, trends and challenges; accounting estimates and assumptions; market size; litigation; cybersecurity and privacy issues or incidents; and compliance with laws and regulations and federal policy or government actions. We have tried, whenever possible, to identify these forward-looking statements using words such as “anticipates,” “believes,” “estimates,” “continues,” “likely,” “may,” “opportunity,” “potential,” “projects,” “will,” “will be,” “expects,” “plans,” “intends,” “should,” “would” and similar expressions to identify forward-looking statements, whether in the negative or the affirmative. These statements reflect our current beliefs and are based upon information currently available to us. Accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties, factors and contingencies include, but are not limited to:

●	reduction of per pupil funding amounts at the schools we serve;
●	inability to achieve a sufficient level of new enrollments to sustain our business model;
●	limitations of the enrollment data we present, which may not fully capture trends in the performance of our business;
●	failure to enter into new school contracts or renew existing contracts, in part or in their entirety;
●	failure of the schools we serve, our vendors, or us to comply with federal, state and local laws and regulations, resulting in a loss of funding, an obligation to repay funds previously received, contractual remedies, or actions or proceedings against us;
●	governmental investigations that could result in fines, penalties, settlements, or injunctive relief;
●	declines or variations in academic performance outcomes of the students and schools we serve as curriculum standards, testing programs and state accountability metrics evolve;
●	harm to our reputation resulting from poor performance or misconduct by operators or us in any school in our industry and/or in any school in which we operate;
●	legal and regulatory challenges from opponents of virtual public education or for-profit education companies;
●	changes in national and local economic and business conditions and other factors, such as natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments;
●	discrepancies in interpretation of legislation by regulatory agencies that may lead to payment or funding disputes;
●	termination of our contracts, or a reduction in the scope of services, with schools;
●	failure to develop the Career Learning business;
●	entry of new competitors with superior technologies and lower prices;

●	unsuccessful integration of mergers, acquisitions and joint ventures;
●	failure to further develop, maintain and enhance our technology, products, services and brands;
●	inadequate recruiting, training and retention of effective teachers and employees;
●	infringement of our intellectual property;
●	disruptions to our Internet-based learning and delivery systems, including, but not limited to, our data storage systems and third-party cloud systems and facilities, resulting from cybersecurity attacks;
●	misuse or unauthorized disclosure of student and personal data;
●	failure to prevent or mitigate a cybersecurity incident that affects our systems;
●	risks related to artificial intelligence (“AI”); and
●	the other risks discussed in “Part 1 - Item 1A. Risk Factors.”

Forward-looking statements reflect our management’s expectations or predictions of future conditions, events or results based on various assumptions and estimates. They are not guarantees of future performance. Our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed above. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Company Overview

We are a technology company providing an educational platform to deliver online learning to students throughout the U.S. Our platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services, are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we provide solutions to employers, government agencies and consumers.

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

During the 2024-2025 school year, we provided our school-as-a-service offering to 89 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

In 2020, we significantly expanded our Career Learning opportunity by acquiring three adult learning companies, Galvanize, Tech Elevator, and MedCerts. These Adult Learning brands deliver training in software engineering and allied healthcare to consumers and enterprises.

Our Market

The U.S. market for K-12 education is large and school choice and alternative educational options continue to gain share and acceptance. For example:

●	A January 2025 survey by the National School Choice Awareness Foundation, found that more than 60% of parents had considered sending at least one of their children to a different school last year. Of those who were considering switching, 27% of parents considered full-time online school options.
●	In 2022, the National Home Education Research Institute estimated that there were approximately 3.1 million home educated students in the United States during School Year 2021-2022. Prior to the COVID-19 pandemic, the number of students was 2.5 million, and estimates showed home-educated student enrollments growing by 2% per year since 2016.
●	April 2025 data from the Bureau of Labor Statistics estimates that demand for occupations that require nondegree postsecondary education will grow 6.0% by 2033, a faster rate than overall occupations.

Market Opportunity

Increasingly more parents are seeking viable education options for their children, including access to educational platforms that can deliver technology-enriched educational content that improves student outcomes. The traditional education model has not fully utilized technology and digital content. We anticipate that our customers’ full-time online public schools will meet the needs of a small portion of the overall United States K-12 student population, but the expansion of our educational platform with new products and services can address a much larger and growing opportunity for us. There continues to be strong demand for full-time virtual education options driven by individual needs and desires to address technology, safety, disabilities, flexibility, athletes, career pathways, supplemental learning, medical needs, and frequent movers, just to list a few examples. Our individualized learning approach allows students to optimize their educational experience and, therefore, their chances of achieving their goals, regardless of their unique challenges.

The pandemic changed the awareness and acceptance of online learning, and although we expect that most students in the United States will be educated in traditional school settings, we believe that a fundamental shift has taken place, and that states and districts will continue to expand virtual solutions. To meet this need, we offer full-service programs and stand-alone products and services that appeal to parents and students across the K-12 market.

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

Our Lines of Revenue

General Education

General Education products and services are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

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

Traditional School Districts

We also distribute our educational platform to schools and school districts across the U.S. and provide access to our digital content, learning software, teachers and support services. Public schools and school districts are increasingly adopting digital educational solutions to augment teaching practices, launch new learning models, cost effectively expand course offerings, provide schedule flexibility, improve student engagement, increase graduation rates, replace textbooks, and retain students. State education funds traditionally allocated for textbook and print materials have also been authorized for the purchase of digital content, including online courses, and in some cases mandated access to online courses.

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

Technology Platform

We have established a secure and reliable technology platform, which integrates proprietary and third-party systems to provide a high-quality educational environment and gives us the capability to grow our customer programs and enrollment. Our end-to-end platform includes content management, learning management, student information, data reporting and analytics, and various support systems that allow customers to provide a high-quality, and personalized educational experience for students. Our platform can be used to deliver our products and services in a number of implementation models, including our school-as-a-service offering, integration with existing school LMSs, and to deliver stand-alone offerings to consumers.

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

Academic Performance

Our fundamental goal for every child who enrolls in our school-as-a-service offerings is to meet the needs of the family, which often includes improving academic performance. While many students come to us behind grade level or under credited, we continually strive to achieve that objective by undertaking new initiatives and improving existing programs that support students and families. To monitor student learning progress during the school year, we use multiple equivalent assessments at the lesson, unit and semester level to provide intervention points to improve outcomes.

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

Parents in search of an alternative to their full-time local public school have a number of alternatives beyond virtual schools, including private schools, public charter schools and home schooling. In our private schools, we compete for students seeking an English-based K-12 education worldwide. In addition, our educational platform consists of components that face competition from many different types of education companies, such as traditional textbook publishers, test and assessment firms and private education management companies. These learning systems are designed to operate domestically and internationally, and thus, the geographic market for many of our products and services is global and indeterminate in size. Finally, our Adult Learning brands compete with post-secondary providers, both public and private, as well as other certificate and credential providers. They also compete with upskilling and reskilling training programs developed in house by employers.

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

Human Capital Resources

As of June 30, 2025, we had approximately 8,600 employees (including teachers), and substantially all of these employees are located in the United States. In total, we manage approximately 9,100 teachers, 5,300 of whom are employees and 3,800 who are employed by virtual or blended public schools that we manage under contracts with those schools but are not direct employees of Stride. None of our employees are represented by a labor union or covered by a collective bargaining agreement; however, certain schools we serve employ unionized teachers. We believe that our employee relations are good.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, which is necessary in the highly regulated public education sector involving a publicly traded for-profit company. We believe a critical component to our success depends on the ability to attract, develop and retain key personnel.

We are an equal opportunity employer. We select and hire based on merit without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status, or any other basis prohibited by federal, state, or local law. In addition to our annual goals and individual job duties, performance appraisals take into consideration important behavioral attributes that align to our core values of Passion, Accountability, Customer Focus and Teamwork.

We support professional development opportunities that reflect our desire to ‘hire from within’ and to enhance employees’ skillsets in ways that improve their effectiveness and sense of fulfillment. We offer our employees many different professional development opportunities through job-related training and a number of benefit programs, including a Tuition Assistance Benefit, discount tuition options with several participating colleges and universities, and discounted options to access K-12 curriculum.

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

Regulations Restricting Virtual and Blended Public School Growth and Funding. As a public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with virtual and blended public schools. Statutes or regulations that hinder our ability to serve certain jurisdictions include: restrictions on student eligibility, such as mandating attendance at a traditional public school prior to enrolling in a virtual or blended public school; caps on the total number of students in a virtual or blended public school; restrictions on grade levels served; geographic limitations on enrollments; fixing the percentage of per pupil funding that must be paid to teachers; states’ specific curriculum requirements; limits on the number of charters that can be granted in a state; and requirements to obtain approval from a student’s resident school district.

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

Individuals with Disabilities Education Act (“IDEA”). The IDEA is implemented through regulations governing every aspect of the special education of a child with one or more specific disabilities that fit within any of the disability categories listed in the Act. The IDEA created a responsibility on the part of a school to identify students who may qualify under the IDEA and to perform periodic assessments to determine the students’ needs for services. A student who qualifies for services under the IDEA must have in place an individual education plan, which must be updated at least annually, created by a team consisting of school personnel, the student, and the parent. This plan must be implemented in a setting where the child with a disability is educated with non-disabled peers to the maximum extent appropriate. IDEA provides the student and parents with numerous due process rights relating to the student’s program and education, including the right to seek mediation of disputes and make complaints to the state education agency. The schools we manage are responsible for helping ensure the requirements of IDEA are met. The virtual public schools and blended schools are required to comply with certain requirements in IDEA concerning teacher certification and training. We, the virtual public school or the blended school could be required to provide additional staff, related services, supplemental aids and services or a private school option at our own cost to comply with the requirement to provide a free appropriate public education to each child covered under the IDEA. If we fail to meet this requirement, we, the virtual public school or blended school could lose federal funding and could be liable for compensatory educational services, reimbursement to the parent for educational services the parent provided and payment of the parent’s attorney’s fees.

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

Laws and Regulations Applicable to Our Products offered Directly to Consumers

Our business also encompasses individual products packaged and sold directly to consumers, including elements of Galvanize, Tech Elevator and MedCerts, along with products for child education, including individual online courses and supplemental educational products. A variety of federal, state and non-U.S. laws and regulations apply to this aspect of our business, including laws and regulations related to consumer protection, payments, marketing and advertising, taxation, privacy, data security, and artificial intelligence.

See risk factors under Item 1A, "Risk Factors – Risks Related to Government Funding and Regulation of Public Education” for additional information about the risks that may impact our business.

ITEM 1A.  RISK FACTORS

Risk Factors Summary

The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:

●	The majority of our revenues come from our school-as-a-service offering and depends on per pupil funding amounts and payment formulas remaining near levels existing at the time we execute service agreements with the schools we serve;
●	Any failure to comply with regulatory requirements, poor academic performance or misconduct by us or operators of other virtual public schools;
●	Opponents of public charter schools could prevail in challenging the establishment and expansion of such schools through the judicial process;
●	Any failure to comply with the laws and regulations applicable to our business, resulting in a loss of public funding and an obligation to repay funds previously received;
●	Disputes over our inability to invoice and receive payments for our services due to ambiguous enabling legislation and interpretive discrepancies by regulatory authorities;
●	Any failure to renew an authorizing charter for a virtual or blended public school;
●	Actual or alleged misconduct by current or former directors, officers, key employees or officials;
●	Risks from enactment of new laws or regulations;
●	Changes in the objectives or priorities of the independent governing bodies of the schools we serve;
●	Any failure to renew a contract for a school-as-a-service offering, which is subject to periodic renewal;
●	Any failure to enroll or re-enroll a significant number of students by the schools we serve or in our Career Learning programs;
●	The enrollment data we present may not fully capture trends in our business performance;
●	Any nonpayment or nonperformance by our customers, including due to actions taken by the independent governing authorities of our customers;
●	Our marketing efforts may not be effective and changes in our marketing efforts and enrollment activities could lead to declines in enrollment;
●	The student demographics of the schools we serve can lead to higher costs;
●	The ability to meet state accountability testing standards and achieve parent and student satisfaction;
●	Compliance with curriculum standards and assessments for individual state determinations under the ESSA;
●	Risks due to mergers, acquisitions and joint ventures;

●	Negative impacts caused by the actions of activist stockholders;
●	Market demand for online options in public schooling may decrease or not continue, or additional states may not authorize or adequately fund virtual or blended public schools;
●	Increasing competition in the education industry sectors that we serve;
●	The continuous evolution of regulatory frameworks on the accessibility of technology and curriculum;
●	Differences between our quarterly estimates and the actual funds received and expenses incurred by the schools we serve;
●	Seasonal fluctuations in our business;
●	Our ability to create new products, expand distribution channels and pilot innovative educational programs;
●	Our ability to recruit, train and retain quality certified teachers;
●	Higher operating expenses and loss of management flexibility due to collective bargaining agreements;
●	Our reliance on third-party service providers to host some of our solutions;
●	Any problems with our Company-wide enterprise resource planning (“ERP”) and other systems;
●	Our ability to maintain and enhance our product and service brands;
●	Our ability to protect our valuable intellectual property rights, or lawsuits against us alleging the infringement of intellectual property rights of others;
●	Any legal liability from the actions of third parties;
●	Any failure to maintain and support customer-facing services, systems, and platforms;
●	Any failure to prevent or mitigate a cybersecurity incident affecting our systems;
●	Our reliance on the Internet to enroll students and to deliver our products and services;
●	Our failure, or failure of our vendors, to comply with federal, state, and foreign laws and other requirements relating to the handling of information about individuals;
●	Any failure by the single vendor we use to manage, receive, assemble and ship our learning kits and printed educational materials;
●	Any significant interruption in the operation of AWS or Azure could cause a loss of data and disrupt our ability to manage our technological infrastructure;
●	Scale and capacity limits on some of our technology, transaction processing systems and network hardware and software;
●	Our ability to keep pace with changes in our industry and advancements in technology, including AI;
●	AI technology is new and developing, and may present business, compliance, and reputational challenges, that could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs;

●	Our ability to attract and retain key executives and skilled employees; and
●	Our ability to obtain additional capital in the future on acceptable terms.

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

As a non-traditional form of public education, online public school operators will be subject to scrutiny, perhaps even greater than that applied to traditional brick and mortar public schools or public charter schools. Not all virtual public schools will have successful academic programs or operate efficiently, and new entrants may not perform well either. Such underperformance could create the impression that virtual schooling is not an effective way to educate students, whether or not our learning systems achieve satisfactory performance. Consistently poor academic performance, or the perception of poor performance, could also lead to closure of an online public school or termination of an approved provider status in some jurisdictions, or to passage of legislation empowering the state to restructure or close low-performing schools. A 2025 Arkansas law amends the state’s charter school law, requiring that a charter school that performs poorly for three consecutive years have its authorization to operate revoked.

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

In many cases, virtual and blended public schools operate under a charter that is granted by a state or local authorizer to the charter holder, such as a community group or an established not-for-profit corporation, which typically is required by state law to qualify for student funding. In fiscal year 2025, a majority of our revenue was derived from our comprehensive school-as-a-service offerings in both the General Education and Career Learning markets, the majority of which were virtual and blended public schools operating under a charter. The service and products agreements for these schools are with the charter holder or the charter board. Non-profit public charter schools qualifying for exemption from federal taxation under Internal Revenue Code Section 501(c)(3) as charitable organizations must also operate on an arms-length basis in accordance with Internal Revenue Service rules and policies to maintain that status and their funding eligibility. In addition, many state public charter school statutes require periodic reauthorization. If a virtual or blended public school we support fails to maintain its tax-exempt status and funding eligibility, fails to renew its charter, or if its charter is revoked for non-performance or other reasons that may be due to actions of the independent charter board completely outside of our control, our contract with that school would be terminated. For example, in fiscal year 2018, our contract with the Insight School of Ohio was terminated because the Buckeye Community Hope Foundation terminated the charter of Insight School of Ohio.

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

New laws or regulations could be enacted and negatively impact our operations and financial results.

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

We contract with and provide a majority of our products and services to virtual and blended public schools governed by independent boards or similar governing bodies. While we typically share a common objective at the outset of our business relationship, over time our interests could diverge resulting in changes adverse to our business or the students enrolled in those schools. The governing boards of the schools we serve in which we hire the Principal or Executive Director (“ED”) may seek to employ their own Principal or ED as a condition for contract renewal. This decision may potentially reduce the value of the programs they purchase from us by structurally separating the Principal or ED from regular involvement with our virtual school management experts, employee-based professional development programs, and internal understanding of the proprietary curriculum and innovations we develop to improve academic performance. As these independent boards shift their priorities or change objectives, reduce or modify the scope of services and products we provide, or terminate their relationships with us, our ability to generate revenues consistently over time or to improve academic outcomes would be adversely affected.

Our contracts for a school-as-a-service offering are subject to periodic renewal, and each year, some of these agreements are set to expire. If we are unable to renew several such contracts or if a single significant contract expires during a given year, our business, financial condition, results of operations and cash flow could be adversely affected.

In fiscal year 2025, we had contracts for our school-as-a-service offerings for 89 schools in 31 states and the District of Columbia. A portion of these contracts are scheduled to expire in any given year and may not be renewed, or may be renewed on terms much less favorable to us. Most of these contracts include auto renewal provisions having significant advance notice deadlines. The advance notice provisions are intended to allow sufficient time to engage in renewal negotiations before and during the final year of these contracts. A renewed contract could involve a restructuring of our services and management arrangements that could lower our revenue or even change how revenue and expenses are recognized. When the customer prefers the existing contract terms to be extended, it can elect to disregard the advance notice provision and have the contract automatically renew. If we are unable to renew contracts or if contract renewals have significantly less favorable terms or unbundle previously provided services, our business, financial condition, results of operations and cash flow could be adversely affected.

If the schools we serve fail to enroll or re-enroll a sufficient number of students, or we fail to enroll a significant number of students in the programs for adult learners, our business, financial condition and results of operations will be adversely affected.

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

Additionally, for our Galvanize, Tech Elevator and MedCerts offerings to adult learners, we are focusing our marketing and enrollment efforts to identify and attract adult learners in the software engineering, healthcare and medical fields, as well as providing staffing and talent development services to employers and government agencies. However, our marketing efforts may not be successful. As a result, our overall enrollment in these adult learning programs may decline, and our revenue, results of operations, and financial condition may be adversely affected.

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

If student performance falls, state accountability standards are not achieved, teachers or administrators tamper with state test scoring or graduation standards, or parent and student satisfaction declines, a significant number of students may not remain enrolled in a virtual or blended public school that we serve, charters may not be renewed, or enrollment caps could be put in place, or enrollment practices could be limited, and our business, financial condition, and results of operations will be adversely affected.

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

Students in the school-as-a-service offerings we serve are required to complete standardized state testing, and the frequency and the results of this testing may have an impact on school enrollment. The significant increase of testing undertaken at the state level has led some parents to opt out of state assessments, a parental right which is now codified in the ESSA, thereby resulting in an incomplete and potentially inaccurate assessment of school and student performance. To avoid the consequences of failing to meet applicable required proficiency, growth or accountability standards, teachers or school administrators may engage in improperly altering student test scores or graduation standards, especially if teacher performance and compensation are evaluated on these results. Finally, parent and student satisfaction may decline as not all parents and students are able to devote the substantial time and effort necessary to complete our curriculum. A student’s satisfaction may also suffer if his or her relationship with the virtual or blended public school teacher does not meet expectations. If student performance or satisfaction declines, students may decide not to remain enrolled in a virtual or blended public school that we serve, charters may not be renewed or enrollment caps could be put in place, or enrollment practices could be limited, and our business, financial condition and results of operations could be adversely affected.

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

We may be unable to obtain required approvals from governmental authorities on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or have other adverse effects on our current business and operations. We may face contingencies related to intellectual property, financial disclosures, accounting practices, or internal controls. Finally, we may not be able to retain key executives of an acquired company.

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

While historically we grew by opening new virtual public schools in new states, in recent years the pace of state expansion has declined while opening more schools in existing states has increased. In fiscal year 2025, we served 89 virtual public schools and blended schools in 31 states and the District of Columbia. Without adding additional states, our school-as-a-service revenues may become increasingly dependent on serving more virtual schools in existing states. We may also not be able to fill available enrollment slots as forecasted. If the market demand for virtual and blended public schools does not increase or declines, if the remaining states are hesitant to authorize virtual or blended public schools, if enrollment caps are not removed or raised, or if the funding of such schools is inadequate, our opportunities for growth and our ability to sustain our revenues, results of operations and financial condition would be adversely affected.

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

Various events outside of our control pose a threat to our intellectual property rights. For instance, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. If we fail to adequately protect our intellectual property through patents, trademarks and copyrights, license agreements, employment agreements, confidentiality agreements, nondisclosure agreements or similar agreements, our intellectual property rights may be misappropriated by others, invalidated or challenged, and our competitors could duplicate our technology or may otherwise limit any competitive technology advantage we may have. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

We operate in markets that are dependent on Information Technology (IT) systems and technological change. Failure to maintain and support customer-facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation.

We use complex IT systems (as defined below) and products to support our business activities, including customer-facing systems, back-office processing and infrastructure. We face several technological risks associated with online product service delivery, information technology security (including virus and cyber-attacks, ransomware, as well as software related bugs, misconfigurations or other vulnerabilities), e-commerce and enterprise resource planning system implementations and upgrades. From time to time, we have experienced verifiable attacks on our system by unauthorized parties, and our plans and procedures to reduce such risks may not be successful. Thus, our business could be adversely affected if our systems and infrastructure experience a significant failure or interruption in the event of future attacks on our system by unauthorized parties. Moreover, any use or integration of generative or other AI in our, or any third party’s, operations, products or services will pose new and/or unknown cybersecurity risks and challenges.

The failure to prevent a cybersecurity incident affecting our systems, including, but not limited to, disruption of services, could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

In order to provide our services and solutions, we depend on various computer systems, hardware, software, infrastructure, online sites and connected networks (hereinafter, "IT Systems"), including those of third parties. In addition, as part of our business, we collect, use, process, transmit, host and store information, including personal data related to employees, customers, students, and parents, as well as proprietary business data and other sensitive information (collectively, "Confidential Information"). The confidentiality, integrity and availability of our IT Systems and Confidential Information is at risk of being compromised, whether through malicious activity (including social engineering/phishing, malware (including ransomware)) by internal or external actors (including through the use of AI), or through human or technological errors that result from negligence or software “bugs” or other vulnerabilities. Although we dedicate personnel and resources toward protecting against cybersecurity risks and threats, our efforts to protect against cybersecurity risks and threats may not be successful. We, and certain of our vendors who process Confidential Information on our behalf, have experienced security attacks and incidents, and we expect such attacks and incidents to continue in the future. While to date no attacks or incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any perceived or actual unauthorized access to or disclosure of Confidential Information could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance.

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

Any security incident that results in Confidential Information, including personal information, being stolen, accessed, used or modified without authorization, or that otherwise disrupts or negatively impacts our operations or IT Systems, could harm our reputation, lead to customer attrition, and expose us to regulatory investigations, enforcement actions or litigation, including class actions. We may also be required to expend significant capital and other resources in response to a security incident, including notification under data privacy and breach notification laws and regulations, and incur expenses related to investigating and containing the incident, restoring lost or corrupted data, and remediating our IT Systems. Monetary damages, regulatory fines or penalties and other costs or losses, as well as injunctive remedies that require changes to our business model or practices, could be significant and may exceed insurance policy limits or may not be covered by our insurance at all. In addition, a security incident could require that we expend substantial additional resources related to the security of our IT Systems, diverting resources from other projects and disrupting our businesses.

Furthermore, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

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

We collect information regarding students during the online enrollment process and a significant amount of our curriculum content is delivered over the Internet. As a result, specific federal, state and other jurisdictional laws that could have an impact on our business include the following:

●	the COPPA, as implemented by regulations of the Federal Trade Commission (revised July 2013), imposes restrictions on the ability of online companies to collect and use personal information from children under the age of 13;
●	the FERPA, which imposes parental or student consent requirements for specified disclosures of student information to third parties, and certain state student data privacy laws;
●	the CDA, which provides website operators immunity from most claims arising from the publication of third-party content;
●	numerous state cyberbullying laws which require schools to adopt policies on harassment through the Internet or other electronic communications;
●	rapidly emerging state student data privacy laws which require schools to adopt privacy policies and/or require certain contractual commitments from education technology providers are applicable to virtual schools and can significantly vary from one state to another;
●	federal and state laws that govern schools’ obligations to ELL students and students with disabilities; and
●	various jurisdictions’ privacy laws and regulations which may apply to certain aspects of our private schools.

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

Compliance with ever-evolving federal, state, and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, financial condition and results of operations.

We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of personal information, and these requirements, and their application, interpretation and amendment, are constantly evolving. It is possible that the requirements under new or existing laws, regulations, and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs with such proceedings or actions against, significant negative publicity and an erosion of trust. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.

We utilize a single logistics vendor for the management, receiving, assembly and shipping of all of our learning kits and printed educational materials. In addition, we utilize the same vendor at a second location for the reclamation and redeployment of our student computers. This partnership depends upon execution on the part of both us and the vendor. Any material failure to execute properly for any reason, including damage or disruption to any of the vendor’s facilities would have an adverse effect on our business, financial condition and results of operations.

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

Additionally, we do not control the operation of these cloud facilities and must rely on AWS and Azure to provide the physical security, facilities management and communications infrastructure services related to our cloud environment. If AWS or Azure encounter financial difficulty, such as bankruptcy or other events beyond our control, that causes them to fail to secure adequately and maintain its hosting facilities or provide the required data communications capacity, students of the schools we serve may experience interruptions in our service or the loss or theft of important customer data.

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

We use AI technologies in our platform and offerings, and we are making investments in expanding the use of AI throughout our business. This new and emerging technology, which is in its early stages of commercial use, presents a number of inherent risks. For example AI technologies can create accuracy issues, unintended biases, and discriminatory outcomes and create other perceived or actual technical, legal, compliance, privacy, security, and ethical risks which could slow our partners' and customers' adoption of our products and services that use AI. While AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased or non-compliant with the law, our reputation, competitive position, and business may be materially and adversely affected. Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. Furthermore, privacy concerns arise when sensitive student data is used to train generative models, potentially exposing personal information to unauthorized access or misuse. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, litigation or government regulation related to the use of AI (including the use of generative AI) may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In the United States, certain  states have introduced and passed legislation mandating, among other requirements, transparency in AI algorithms and their decision-making processes to prevent discriminatory practices. Notably, the Illinois Student Online Personal Protection Act (SOPPA) sets specific guidelines for protecting student data used by educational technology companies. In addition, developing, testing and deploying AI in our platform, offerings and services involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our efforts related to deploying AI in our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.  See “Risk Factors – We operate in markets that are dependent on Information Technology (IT) systems and technological change. Failure to maintain and support customer-facing services, systems, and platforms, including addressing quality issues and execution on time of new products and enhancements, could negatively impact our revenues and reputation” and “Risk Factors – The failure to prevent a cybersecurity incident affecting our systems could result in the disruption of our services and the disclosure or misappropriation of sensitive information, which could harm our reputation, decrease demand for our services and products, expose us to liability, penalties, and remedial costs, or otherwise adversely affect our financial performance”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks, including oversight of management’s implementation of our cybersecurity risk management program.

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

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 23,000 square feet of office space in Reston, Virginia. The facility is under a lease that expires in July 2033. In addition, we lease approximately 361,000 square feet in multiple locations throughout the United States under individual leases that expire between July 2025 and August 2030.

ITEM 3.  LEGAL PROCEEDINGS

See Item 8 of Part II, “Financial Statements and Supplementary Data – Note 10 – Commitments and Contingencies - Litigation.”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.0001 per share, is traded on the New York Stock Exchange (the “NYSE”) under the symbol “LRN.” As of August 1, 2025, there were 428 registered holders of our common stock.

Stock Performance Graph

The graph below compares the cumulative return of holders of Stride, Inc.’s common stock with the cumulative returns of the S&P 500 index, the NASDAQ Composite Index, the Russell 2000 Index and our Peer Group Index, which is composed of Adtalem Global Education Inc., American Public Education Inc., Perdoceo Education Corporation, Chegg, Inc., Grand Canyon Education Inc., Udemy, Inc., Pearson PLC, Strategic Education Inc., and Coursera, Inc. The graph assumes that the value of the investment in our common stock in each index (including reinvestment of dividends) was $100 on June 30, 2020 and tracks it through June 30, 2025. All prices reflect closing prices on the last day of trading at the end of each calendar quarter.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Stride, Inc., S&P 500 Index, NASDAQ Composite Index, Russell 2000 Index and Peer Group Index

	30-Jun-20	30-Jun-21	30-Jun-22	30-Jun-23	30-Jun-24	30-Jun-25
LRN	100	126	152	150	220	300
Peer Group Index	100	103	61	47	59	79
S&P 500	100	134	124	141	162	176
Nasdaq Composite	100	139	115	139	166	182
Russell 2000	100	152	124	134	144	151
(1)	The information presented above in the stock performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or a filing under the Exchange Act.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from a source we believe to be reliable, but we do not assume responsibility for any errors or omissions in such information.

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

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Stride, Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following overview provides a summary of the sections included in our MD&A:

●	Executive Summary—a general description of our business and key highlights of the year ended June 30, 2025.
●	Key Aspects and Trends of Our Operations—a discussion of items and trends that may impact our business in the upcoming year.
●	Critical Accounting Estimates—a discussion of critical accounting estimates requiring judgments and the application of critical accounting policies.
●	Results of Operations—an analysis of our results of operations in our consolidated financial statements.
●	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and quantitative and qualitative disclosures about market risk.

Executive Summary

We are a technology company providing an educational platform to deliver online learning to students throughout the U.S. Our platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services, are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. Our clients are primarily public and private schools, school districts, and charter boards. Additionally, we provide solutions to employers, government agencies and consumers.

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

General Education

General Education products and services are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

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

During the 2024-2025 school year, we provided our school-as-a-service offering to 89 schools in 31 states and the District of Columbia in the General Education market, and 56 schools or programs in 27 states and the District of Columbia in the Career Learning market.

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

The two key financial metrics that we use to assess financial performance are revenues and operating income. During the year ended June 30, 2025, revenues increased to $2,405.3 million from $2,040.1 million in the prior year, an increase of 17.9%. Over the same period, operating income increased to $360.1 million from $249.6 million in the prior year, an increase of 44.3%. The increase in operating income was driven by revenue growth and an increase in gross margin. Additionally, we use the non-financial metric of total enrollments to assess performance, as enrollment is a key driver of our revenues. Total enrollments for the year ended June 30, 2025 were 234.0 thousand, an increase of 39.7 thousand, or 20.4%, over the prior year. Our revenues are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results from these audits and other routine changes in funding estimates are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from year to year.

Key Aspects and Trends of Our Operations

Revenues—Overview

We generate a significant portion of our revenues from the sale of curriculum, administration support and technology services to virtual and blended public schools. We anticipate that these revenues will continue to represent the majority of our total revenues over the next several years. However, we also expect revenues in other aspects of our business to continue to increase as we execute on our growth strategy. Our growth strategy includes increasing revenues in other distribution channels, expanding our adult learning training programs, adding enrollments in our private schools, and expanding our traditional public schools sales channel. Combined revenues from these other sectors were significantly smaller than those from the virtual and blended public schools we served in the year ended June 30, 2025. Our success in executing our strategies will impact future growth. We have several sales channels from which we generate revenues that are discussed in more detail below.

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

Also included are product development expenses, which include research and development costs and overhead costs associated with the management of both our curriculum development and internal systems development teams. In addition, product development expenses include the amortization of internal systems. We measure and track our product development expenditures on a per course or project basis to measure and assess our development efficiency. In addition, we monitor employee utilization rates to evaluate our workforce efficiency. We plan to continue to invest in additional curriculum development and related software in the future. We capitalize selected costs incurred to develop our curriculum, beginning with application development, through production and testing into capitalized curriculum development costs. We capitalize certain costs incurred to develop internal systems into capitalized software development costs.

Critical Accounting Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In the preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements. Our critical accounting policies have been discussed with the Audit Committee of our Board of Directors. We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Funding-based Contracts

We provide an integrated package of systems, services, products, and professional expertise that is administered together to support a virtual or blended public school. Contractual agreements generally span multiple years with performance obligations being isolated to annual periods which generally coincide with our fiscal year. Customers of these programs can obtain administrative support, information technology, academic support services, online curriculum, learning systems platforms and instructional services under the terms of a negotiated service agreement. The schools receive funding on a per student basis from the state in which the public school or school district is located. Shipments of materials for schools that occur in the fourth fiscal quarter and the upcoming school year are recorded in deferred revenue.

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, we estimate the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. We review our estimates of funding periodically and update as necessary by adjusting our year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact our results of operations. Since the end of the school year coincides with the end of our fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for our services to the schools plus other costs the schools may incur). Our schools’ reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. For the years ended June 30, 2024, 2023 and 2022, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.8%, 2.8%, and 1.6%, respectively.

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

In addition, we contract with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts is considered to be one performance obligation. We recognize these revenues pro rata over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

We provide job training over a specified contract period to enterprises. Each of these contracts is considered to be one performance obligation. We recognize these revenues based on the number of students trained during the term of the contract based on the defined contract price.

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

We have a valuation allowance on net deferred tax assets of $7.6 million and $7.4 million as of June 30, 2025 and 2024, respectively, for the amount that will likely not be realized.

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

The following represents our current enrollment for each of the periods indicated:

	Years Ended June 30,			2025 / 2024		2024 / 2023
	2025	2024	2023	Change	Change %	Change	Change %

	(In thousands, except percentages)
General Education (1)	137.7	121.6	112.3	16.1	13.2%	9.3	8.3%
Career Learning (1) (2)	96.3	72.7	65.9	23.6	32.5%	6.8	10.3%
Total Enrollment	234.0	194.3	178.2	39.7	20.4%	16.1	9.0%
(1)	Enrollments reported for the first quarter are equal to the official count date number, which was September 30, 2024 for the first quarter of fiscal year 2025, September 30, 2023 for the first quarter of fiscal year 2024, and September 30, 2022 for the first quarter of fiscal year 2023.
(2)	No enrollments are included in Career Learning for Galvanize, Tech Elevator or MedCerts.

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

The following represents our current revenues for each of the periods indicated:

	Years Ended June 30,			Change 2025 / 2024		Change 2024 / 2023
	2025	2024	2023	$	%	$	%

	(In thousands, except percentages)
General Education	$1,448,676	$1,289,193	$1,131,391	$159,483	12.4%	$157,802	13.9%
Career Learning
Middle - High School	876,287	651,191	586,770	225,096	34.6%	64,421	11.0%
Adult	80,354	99,685	119,197	(19,331)	(19.4%)	(19,512)	(16.4%)
Total Career Learning	956,641	750,876	705,967	205,765	27.4%	44,909	6.4%
Total Revenues	$2,405,317	$2,040,069	$1,837,358	$365,248	17.9%	$202,711	11.0%

Products and Services

We have developed curriculum, systems, instructional practices and support services that enable us to support hundreds of thousands of students. The following describes the various products and services that we provide to customers. Products and services are provided on an individual basis as well as customized solutions, such as our most comprehensive school-as-a-service offering which supports our clients in operating full-time virtual or blended schools. Stride is continuously innovating to remain at the forefront of effective educational techniques to meet students’ needs. It continues to expand upon its personalized learning model, improve the user experience of its products, and develop tools and partnerships to more effectively engage and serve students, teachers, and administrators.

Curriculum and Content – We have one of the largest digital research-based curriculum portfolios for the K-12 online education industry that includes some of the best - in - class content available in the market. Our customers can select from hundreds of high-quality, engaging, online coursework and content, as well as many state customized versions of those courses, electives, and instructional supports. Since our inception, we have built core courses on a foundation of rigorous standards, following the guidance and recommendations of leading educational organizations at the national and state levels. State standards are continually evolving, and we continually invest in our curriculum to meet these changing requirements. We provide high-quality, engaging, online coursework and content in software engineering, healthcare, and medical fields.

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

Financial Information

In this section of the Form 10-K, we provide our financial information comparison for the years ended June 30, 2025 and 2024. Our financial information comparison for the years ended June 30, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on August 6, 2024.

The following table sets forth statements of operations data and the amounts as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2025		2024

	(In thousands, except percentages)
Revenues	$2,405,317	100.0%	$2,040,069	100.0%
Instructional costs and services	1,461,398	60.8	1,276,466	62.6
Gross margin	943,919	39.2	763,603	37.4
Selling, general, and administrative expenses	524,347	21.8	514,003	25.2
Impairment of long-lived assets	59,478	2.5	—	—
Income from operations	360,094	15.0	249,600	12.2
Interest expense, net	(10,504)	(0.4)	(8,812)	(0.4)
Other income, net	33,629	1.4	26,900	1.3
Income before income taxes and income (loss) from equity method investments	383,219	15.9	267,688	13.1
Income tax expense	(93,007)	(3.9)	(64,482)	(3.2)
Income (loss) from equity method investments	(2,271)	(0.1)	977	0.0
Net income attributable to common stockholders	$287,941	12.0%	$204,183	10.0%

Comparison of the Years Ended June 30, 2025 and 2024

Revenues. Our revenues for the year ended June 30, 2025 were $2,405.3 million, representing an increase of $365.2 million, or 17.9%, from $2,040.1 million for the year ended June 30, 2024. General Education revenues increased $159.5 million, or 12.4%, year over year. The primary drivers for the increase in revenue were a 13.2% increase in enrollments, and changes to school mix. Career Learning revenues increased $205.8 million, or 27.4%, primarily due to a 32.5% increase in enrollments and school mix. In addition, revenue recognized in each of the periods includes certain adjustments resulting from the completion of state and district audits and reconciliation processes related to services provided in prior years. These adjustments were not material and were recognized in the period in which the audit or reconciliation was finalized and the outcome became known and reasonably estimable. While these items contributed to reported revenue in each period, they were not a significant driver of the year over year change.

Instructional costs and services expenses. Instructional costs and services expenses for the year ended June 30, 2025 were $1,461.4 million, representing an increase of $184.9 million, or 14.5%, from $1,276.5 million for the year ended June 30, 2024. This increase in expense was due to hiring of personnel in growth states and salary increases. Instructional costs and services expenses were 60.8% of revenues during the year ended June 30, 2025, a decrease from 62.6% for the year ended June 30, 2024.

Selling, general, and administrative expenses. Selling, general and administrative expenses for the year ended June 30, 2025 were $524.3 million, representing an increase of $10.3 million, or 2.0% from $514.0 million for the year ended June 30, 2024. The increase was primarily due to an increase of $14.2 million in personnel and related benefit costs, including stock-based compensation, partially offset by a decrease of $7.6 million in bad debt expense. Selling, general, and administrative expenses were 21.8% of revenues during the year ended June 30, 2025, a decrease from 25.2% for the year ended June 30, 2024.

Impairment of long-lived assets. Impairment of long-lived assets for the year ended June 30, 2025 was $59.5 million. The impairment relates to the intangible assets and operating lease right-of-use assets associated with an asset group unrelated to our core operations, comprised entirely of Galvanize, a wholly-owned subsidiary. We did not have any impairments of long-lived assets during the year ended June 30, 2024.

Interest expense, net. Net interest expense for the year ended June 30, 2025 was $10.5 million as compared to $8.8 million for the year ended June 30, 2024. The increase in net interest expense was primarily due to our finance leases.

Other income, net. Other income, net for the year ended June 30, 2025 was $33.6 million as compared to $26.9 million for the year ended June 30, 2024. The increase in other income, net was primarily due to the increase in our investments in marketable securities and the returns on those investments year over year.

Income tax expense. Income tax expense was $93.0 million for the year ended June 30, 2025, or 24.4% of income before taxes, as compared to $64.5 million, or 24.0% of income before taxes for the year ended June 30, 2024. The increase in the effective income tax rate for the year ended June 30, 2025, as compared to the effective tax rate for the year ended June 30, 2024, was primarily due to the increase in non-deductible compensation, which was partially offset by the increase in excess tax benefit of stock-based compensation.

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

Liquidity and Capital Resources

In this section of the Form 10-K, we provide our discussion of the changes in liquidity and capital resources for the years ended June 30, 2025 and 2024. Our discussion of the changes in liquidity and capital resources for the years ended June 30, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 6, 2024.

As of June 30, 2025, we had net working capital, or current assets minus current liabilities, of $1,329.9 million. Our working capital includes cash and cash equivalents of $782.5 million and accounts receivable of $559.7 million. Our working capital provides a significant source of liquidity for our normal operating needs. Our accounts receivable balance fluctuates throughout the fiscal year based on the timing of customer billings and collections and tends to be highest in our first fiscal quarter as we begin billing for students. In addition, our cash and accounts receivable were significantly in excess of our accounts payable and short-term accrued liabilities at June 30, 2025.

During the first quarter of fiscal year 2021, we issued $420.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2027 (“Notes”). The Notes are governed by the indenture between us and U.S. Bank National Association, as trustee. The net proceeds from the offering of the Notes were approximately $408.6 million after deducting the underwriting fees and other expenses paid by the Company. The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. In connection with the Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain counterparties. The Capped Call Transactions are expected to cover the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. The upper strike price of the Capped Call Transactions is $86.174 per share. The cost of the Capped Call Transactions was $60.4 million and was recorded within additional paid-in capital.

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

On January 27, 2020, we entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of our borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on our leverage ratio as defined in the agreement. The Credit Facility was secured by our assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR was discontinued during the five-year term. Up through its expiration, we were in compliance with the financial covenants. As part of the proceeds received from the Notes, we repaid our $100.0 million outstanding balance under the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

We are a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2025 and 2024, the finance lease liability was $86.9 million and $55.6 million, respectively, with lease interest rates ranging from 4.42% to 6.72%.

We entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for our computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.42% to 6.72%, and a $1 purchase option at the end of each lease term. We pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. We use our incremental borrowing rate as the implied interest rate and the total lease payments to calculate our lease liability.

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

Operating Activities

Net cash provided by operating activities for the year ended June 30, 2025 was $432.8 million compared to $278.8 million for the year ended June 30, 2024. The $154.0 million increase in cash provided by operating activties between periods was primarily due to higher net income adjusted for non-cash items, along with favorable changes in working capital, driven principally by a change in accrued liabilities.

Investing Activities

Net cash used in investing activities for the year ended June 30, 2025 was $88.0 million compared to $139.9 million for the year ended June 30, 2024. The $51.9 million decrease in cash used in investing activities between periods was primarily due to higher net maturities of marketable securities of $65.8 million and a decrease in capital expenditures year over year of $1.7 million, partially offset by an increase in other equity purchases of $15.5 million.

Financing Activities

Net cash used in financing activities for the year ended June 30, 2025 was $62.9 million compared to $49.1 million for the year ended June 30, 2024. The $13.8 million increase in cash used in financing activities between periods was primarily due to an increase in the repurchase of restricted stock for income tax withholding of $13.2 million and an increase in the repayment of finance lease obligations incurred for the acquisition of computers of $0.6 million.

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

Interest Rate Risk

At June 30, 2025 and 2024, we had cash and cash equivalents totaling $782.5 million and $500.6 million, respectively. Our excess cash has been invested in money market funds, government securities, corporate debt securities and similar investments. At June 30, 2025, a 1% gross increase in interest rates for our variable-interest instruments would result in a $7.8 million annualized increase in interest income. Additionally, the fair value of our investment portfolio is subject to changes in market interest rates.

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

To the Stockholders and Board of Directors

Stride, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stride, Inc. and subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 5, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues from certain funding-based contracts

As discussed in Note 3 to the consolidated financial statements, the Company’s General Education and Middle – High School Career Learning revenues are primarily from funding-based contracts. The Company estimates funding-based contract revenue from state governments or school districts based upon the amount of expected funds each school will receive. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district.

We identified the evaluation of revenue from certain funding-based contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the nature of audit evidence obtained to evaluate the number of students enrolled in each school and the established per enrollment funding levels.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate funding-based contract revenue, including the determination of number of students enrolled at each school and per enrollment funding levels. For certain funding-based contracts, we 1) obtained admissions records detailing the number of students enrolled, and 2) selected certain students and obtained school records to evaluate the established per enrollment funding levels based on the respective state or school district requirements. We evaluated the revenue from certain funding-based contracts recorded by recalculating funding levels in accordance with the respective state or school district requirements.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

McLean, Virginia

August 5, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Stride, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Stride, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated August 5, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ KPMG LLP

McLean, Virginia

August 5, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Stride, Inc.

Reston, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stride, Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2005 to 2024.

Potomac, Maryland

August 6, 2024

STRIDE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	2024

	(In thousands except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$782,497	$500,614
Accounts receivable, net of allowance of $31,124 and $31,298	559,646	472,754
Inventories, net	37,570	36,748
Prepaid expenses	35,579	29,164
Marketable securities	202,769	191,672
Other current assets	14,673	14,494
Total current assets	1,632,734	1,245,446
Operating lease right-of-use assets, net	15,960	54,503
Property and equipment, net	78,582	50,856
Capitalized software, net	75,314	81,952
Capitalized curriculum development costs, net	58,584	53,232
Intangible assets, net	18,227	60,282
Goodwill	246,676	246,676
Deferred tax asset	26,377	7,200
Deposits and other assets	141,505	120,318
Total assets	$2,293,959	$1,920,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$43,962	$40,970
Accrued liabilities	103,276	60,796
Accrued compensation and benefits	74,939	64,878
Deferred revenue	26,995	35,742
Current portion of finance lease liability	42,316	29,146
Current portion of operating lease liability	11,391	12,748
Total current liabilities	302,879	244,280
Long-term finance lease liability	44,567	26,452
Long-term operating lease liability	35,164	45,192
Long-term debt	416,322	414,675
Other long-term liabilities	15,408	13,841
Total liabilities	814,340	744,440
Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.0001; 10,000,000 shares authorized; zero shares issued or outstanding	—	—
Common stock, par value $0.0001; 100,000,000 shares authorized; 48,852,419 and 48,576,164 shares issued; and 43,517,676 and 43,241,421 shares outstanding, respectively	4	4
Additional paid-in capital	735,711	720,033
Accumulated other comprehensive loss	(67)	(42)
Retained earnings	846,453	558,512
Treasury stock of 5,334,743 shares at cost	(102,482)	(102,482)
Total stockholders’ equity	1,479,619	1,176,025
Total liabilities and stockholders' equity	$2,293,959	$1,920,465

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2025	2024	2023

	(In thousands except share and per share data)
Revenues	$2,405,317	$2,040,069	$1,837,358
Instructional costs and services	1,461,398	1,276,466	1,190,288
Gross margin	943,919	763,603	647,070
Selling, general, and administrative expenses	524,347	514,003	481,571
Impairment of long-lived assets	59,478	—	—
Income from operations	360,094	249,600	165,499
Interest expense, net	(10,504)	(8,812)	(8,404)
Other income, net	33,629	26,900	15,452
Income before income taxes and income (loss) from equity method investments	383,219	267,688	172,547
Income tax expense	(93,007)	(64,482)	(45,346)
Income (loss) from equity method investments	(2,271)	977	(334)
Net income attributable to common stockholders	$287,941	$204,183	$126,867
Net income attributable to common stockholders per share:
Basic	$6.69	$4.79	$3.00
Diluted	$5.95	$4.69	$2.97
Weighted average shares used in computing per share amounts:
Basic	43,041,274	42,626,588	42,286,392
Diluted	48,413,717	43,535,441	42,728,108

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Net income	$287,941	$204,183	$126,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(25)	(7)	(178)
Comprehensive income attributable to common stockholders	$287,916	$204,176	$126,689

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stride, Inc. Stockholders' Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock
(In thousands except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

Balance, June 30, 2022	48,112,664	$4	$687,454	$143	$227,462	(5,334,743)	$(102,482)	$812,581
Net income	—	—	—	—	126,867	—	—	126,867
Foreign currency translation adjustment	—	—	—	(178)	—	—	—	(178)
Stock-based compensation expense	—	—	21,419	—	—	—	—	21,419
Exercise of stock options	1,350	—	20	—	—	—	—	20
Vesting of performance share units, net of tax withholding	80,004	—	—	—	—	—	—	—
Issuance of restricted stock awards	595,818	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(137,134)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(313,654)	—	(13,413)	—	—	—	—	(13,413)
Balance, June 30, 2023	48,339,048	$4	$695,480	$(35)	$354,329	(5,334,743)	$(102,482)	$947,296

Net income	—	—	—	—	204,183	—	—	204,183
Foreign currency translation adjustment	—	—	—	(7)	—	—	—	(7)
Stock-based compensation expense	—	—	32,810	—	—	—	—	32,810
Vesting of performance share units, net of tax withholding	31,426	—	—	—	—	—	—	—
Issuance of restricted stock awards	507,443	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(153,728)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(148,025)	—	(8,257)	—	—	—	—	(8,257)
Balance, June 30, 2024	48,576,164	$4	$720,033	$(42)	$558,512	(5,334,743)	$(102,482)	$1,176,025

Net income	—	—	—	—	287,941	—	—	287,941
Foreign currency translation adjustment	—	—	—	(25)	—	—	—	(25)
Stock-based compensation expense	—	—	37,295	—	—	—	—	37,295
Vesting of performance share units, net of tax withholding	173,804	—	—	—	—	—	—	—
Issuance of restricted stock awards	317,490	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(84,389)	—	—	—	—	—	—	—
Repurchase of restricted stock for tax withholding	(130,650)	—	(21,617)	—	—	—	—	(21,617)
Balance, June 30, 2025	48,852,419	$4	$735,711	$(67)	$846,453	(5,334,743)	$(102,482)	$1,479,619

See accompanying notes to consolidated financial statements.

STRIDE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities
Net income	$287,941	$204,183	$126,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	114,669	109,683	110,358
Stock-based compensation expense	36,794	31,462	20,320
Deferred income taxes	(17,783)	2,890	(10,373)
Provision for credit losses	15,267	22,844	9,158
Amortization of fees on debt	1,647	1,640	1,597
Noncash operating lease expense	12,265	14,246	14,728
Impairment of long-lived assets	59,478	—	—
Other	(596)	849	(1,966)
Changes in assets and liabilities:
Accounts receivable	(102,188)	(32,056)	(54,908)
Inventories, prepaid expenses, deposits and other current and long-term assets	(6,239)	(8,877)	(19,389)
Accounts payable	310	(6,844)	(11,999)
Accrued liabilities	40,915	(16,556)	24,132
Accrued compensation and benefits	9,913	7,394	(15,473)
Operating lease liability	(12,396)	(14,990)	(12,243)
Deferred revenue and other liabilities	(7,181)	(37,071)	22,341
Net cash provided by operating activities	432,816	278,797	203,150
Cash flows from investing activities
Purchase of property and equipment	(1,781)	(2,270)	(4,336)
Capitalized software development costs	(36,428)	(40,653)	(44,973)
Capitalized curriculum development costs	(21,801)	(18,666)	(17,239)
Sale of other investments	—	—	60
Acquisition of assets	—	—	(1,409)
Other acquisitions, loans and investments, net of distributions	(20,682)	(5,196)	(1,652)
Proceeds from the maturity of marketable securities	252,930	204,487	91,879
Purchases of marketable securities	(260,233)	(277,573)	(140,570)
Net cash used in investing activities	(87,995)	(139,871)	(118,240)
Cash flows from financing activities
Repayments on finance lease obligations	(41,469)	(40,919)	(42,956)
Payments of contingent consideration	—	—	(7,024)
Proceeds from exercise of stock options	—	—	20
Repurchase of restricted stock for income tax withholding	(21,469)	(8,200)	(13,541)
Net cash used in financing activities	(62,938)	(49,119)	(63,501)
Net change in cash, cash equivalents and restricted cash	281,883	89,807	21,409
Cash, cash equivalents and restricted cash, beginning of period	500,614	410,807	389,398
Cash, cash equivalents and restricted cash, end of period	$782,497	$500,614	$410,807

See accompanying notes to consolidated financial statements.

STRIDE, INC.

Notes to Consolidated Financial Statements

1. Description of the Business

Stride, Inc., together with its subsidiaries (“Stride” or the “Company”) is a technology company providing an educational platform to deliver online learning to students throughout the U.S. The brand reflects the Company’s continued growth into lifelong learning, regardless of a student’s age or location. The Company’s platform hosts products and services to attract, enroll, educate, track progress, and support students. These products and services, spanning curriculum, systems, instruction, and support services, are designed to help learners of all ages reach their full potential through inspired teaching and personalized learning. The Company’s clients are primarily public and private schools, school districts, and charter boards. Additionally, it provides solutions to employers, government agencies and consumers. These products and services are provided through two lines of revenue:

●	General Education products and services are predominantly focused on core subjects, including math, English, science and history, for kindergarten through twelfth grade students to help build a common foundation of knowledge. These programs provide an alternative to traditional school options and address a range of student needs. Products and services are delivered as a comprehensive school-as-a-service offering for schools or as stand-alone products and services. A student enrolled in a school that offers Stride’s General Education program may elect to take career courses, but that student and the associated revenue is reported as a General Education enrollment and General Education revenue.

●	Career Learning products and services are focused on developing skills to enter and succeed in careers in high-growth, in-demand industries—including information technology, healthcare and general business. The Company provides middle and high school students with Career Learning programs that complement their core general education coursework. Stride offers multiple career pathways through a broad catalog of courses. The middle school program exposes students to a variety of career options and introduces career skill development. In high school, students may engage in industry content pathway courses, project-based learning in virtual teams, and career development services. High school students have the opportunity to progress toward certifications, connect with industry professionals, earn college credits while in high school, and participate in job shadowing and/or work-based learning experiences that facilitate success in today’s digital, tech-enabled economy. A student is reported as a Career Learning enrollment and associated Career Learning revenue only if the student is enrolled in a Career Learning program. Like General Education products and services, the products and services for Career Learning are sold as a comprehensive school-as-a-service offering or as stand-alone products and services. The Company also provides focused post-secondary career learning programs to adult learners, for the software engineering, healthcare, and medical fields. These programs are sold directly to consumers, employers and government agencies.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. There are aspects of ASU 2023-07 that apply to entities with one reportable segment. The Company adopted this guidance in the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

fourth quarter of 2025. The adoption of ASU 2023-07 is reflected in Note 3, “Summary of Significant Accounting Policies - Segment Reporting.”.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”) which provided relief to companies that would have been impacted by the cessation of reference rate reform, e.g. LIBOR, that was tentatively planned for the end of fiscal year 2023. The ASU permitted an entity to consider contract modifications due to reference rate reform to be an event that did not require contract remeasurement. This ASU was applicable from March 12, 2020 through December 31, 2022 and adoption was permitted at any time during the period on a prospective basis. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the provisions of Topic 848 to December 31, 2024. The Company’s senior secured revolving credit facility included the use of alternate rates when LIBOR was not available. The Company’s senior secured revolving credit facility expired on January 27, 2025 and the Company did not have any contract modifications which required the application of this guidance prior to its expiration.

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

Segment Reporting

Stride, Inc. operates in one operating and reportable business segment as a technology company providing an educational platform to deliver proprietary and third-party curriculum, software systems and educational services designed to facilitate individualized learning for students and adults. The Company’s primary revenue source is derived from educational products and services provided through its General Education and Career Learning lines of revenue.

Operating as a cohesive technology company, the Company offers its products and services across the United States via an integrated online platform, using a centralized management approach for all educational and support functions.

The Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates the Company’s performance based on consolidated net income. This measure aligns with Stride’s consolidated financial statements and serves as the basis for resource allocation and performance assessment. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM monitors profitability and strategic growth initiatives on a consolidated basis without disaggregating profit or loss into separate operating segments. The Company determined there are no significant segment expenses that require a separate disclosure. The consolidated net income is used to assess overall company performance, benchmark against industry standards, and identify profitability trends, which guides resource allocation and investment in expansion and technology upgrades. The CODM also evaluates company performance using operating income. Operating income provides the CODM with a focused view of the company’s profitability excluding the effects of financing activities, tax strategies, and other non-operating items. This measure

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

enables the CODM to assess operational efficiency, monitor performance trends, and evaluate the effectiveness of strategies aimed at revenue generation and cost management.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to the allowance for credit losses, inventory reserves, amortization periods, the allocation of purchase price to the fair value of net assets and liabilities acquired in business combinations, fair values used in asset impairment evaluations, valuation of long-lived assets, accrual for incurred but not reported (“IBNR”) claims, contingencies, income taxes, fair value of contingent consideration, and stock-based compensation expense. The Company bases its estimates on historical experience and various assumptions that it believes are reasonable under the circumstances. The results of the analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services using the following steps:

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Shipments of materials for schools that occur in the fourth fiscal quarter and the upcoming school year are recorded in deferred revenue.

The Company generates revenues under contracts with virtual and blended public schools and includes the following components, where required:

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

To determine the pro rata amount of revenue to recognize in a fiscal quarter, the Company estimates the total expected funds each school will receive in a particular school year. Total funds for a school are primarily a function of the number of students enrolled in the school and established per enrollment funding levels, which are generally published on an annual basis by the state or school district. The Company reviews its estimates of funding periodically, and updates as necessary, by adjusting its year-to-date earned revenues to be proportional to the total expected revenues to be earned during the fiscal year. Actual school funding may vary from these estimates and the impact of these differences could impact the Company’s results of operations. Since the end of the school year coincides with the end of the Company’s fiscal year, annual revenues are generally based on actual school funding and actual costs incurred (including costs for the Company’s services to the schools plus other costs the schools may incur). The Company’s reported results are subject to annual school district financial audits, which incorporate enrollment counts, funding and other routine financial audit considerations. The results of these audits are incorporated into the Company’s monthly funding estimates for the current and prior periods. Historically, aggregate funding estimates have differed from actual reimbursements, generally in the range of 2% of annual revenue or less, which may vary from year to year. For the years ended June 30, 2024, 2023 and 2022, the Company’s aggregate funding estimates differed from actual reimbursements impacting total reported revenue by approximately 1.8%, 2.8%, and 1.6%, respectively.

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

Under the contracts where the Company provides products and services to schools, the Company is responsible for substantially all of the expenses incurred by the school and has generally agreed to absorb any operating losses of the schools in a given school year. These school operating losses represent the excess of costs incurred over revenues earned by the virtual or blended public school (the school’s expected funding), as reflected in its respective financial statements, including Company charges to the schools. To the extent a school does not receive sufficient funding for each student enrolled in the school, the school would still incur costs associated with serving the unfunded enrollment. If losses due to unfunded enrollments result in a net operating loss for the year that loss is reflected as a reduction in the revenues and net receivables that the Company collects from the school. A school net operating loss in one year does not necessarily mean the Company anticipates losing money on the entire contract with the school. However, a school’s net operating loss may reduce the Company’s ability to collect its management fees in full and recognized revenues are constrained to reflect the expected cash collections from such schools. The Company records the school’s estimated net operating loss against revenues based upon the percentage of actual revenues in the period to total estimated revenues for the fiscal year. Actual school net operating losses may vary from these estimates or revisions, and the impact of these differences could have a material impact on results of operations. For the years ended June 30, 2025, 2024 and 2023, the Company’s revenues included a reduction for net school operating losses at the schools of $14.5 million, $17.0 million, and $23.8 million, respectively. Because the Company has agreed to absorb any operating losses of the schools, the Company records the

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

expenses incurred by the school as both revenue and expenses in the consolidated statements of operations. Amounts recorded as revenues and expenses for the years ended June 30, 2025, 2024 and 2023, were $662.6 million, $576.4 million and $503.2 million, respectively.

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

In addition, the Company contracts with individual customers who have access for one to two years to company-provided online curriculum and generally prepay for services to be received. Adult learners enroll in courses that provide specialized training in a specific industry. Each of these contracts is considered to be one performance obligation. The Company recognizes these revenues pro rata over the maximum term of the customer contract based on the defined contract price.

Enterprise Contracts

The Company provides job training over a specified contract period to enterprises. Each of these contracts is considered to be one performance obligation. The Company recognizes these revenues based on the number of students trained during the term of the contract based on the defined contract price.

Disaggregated Revenues

The revenue recognition related to the types of contracts discussed above can span both of the Company’s lines of revenue as shown below. For example, a funding-based contract may include both General Education and Career Learning students. In total, there is one performance obligation and revenue is recognized over the Company’s fiscal year. The revenue is then disaggregated between General Education and Career Learning based on the Company’s estimated full-year enrollment totals of each category. During the years ended June 30, 2025, 2024 and 2023, approximately 95%, 93%, and 90%, respectively, of the Company’s General Education revenues, and 100%, 100% and 99%, respectively, of the Company’s Middle – High School Career Learning revenues, were from funding-based contracts.

The following table presents the Company’s revenues disaggregated based on its two lines of revenue for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
General Education	$1,448,676	$1,289,193	$1,131,391
Career Learning
Middle - High School	876,287	651,191	586,770
Adult	80,354	99,685	119,197
Total Career Learning	956,641	750,876	705,967
Total Revenues	$2,405,317	$2,040,069	$1,837,358

Concentration of Customers

During each of the years ended June 30, 2025, 2024 and 2023, the Company had no contracts that represented greater than 10% of total revenues.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

The opening and closing balance of the Company’s accounts receivable, unbilled receivables and deferred revenue are as follows:

	June 30,
	2025	2024	2023

	(In thousands)
Accounts receivable	$559,646	$472,754	$463,722
Unbilled receivables (included in accounts receivable)	19,902	19,499	20,647
Deferred revenue	26,995	35,742	76,159
Deferred revenue, long-term (included in other long-term liabilities)	327	1,097	2,061

The difference between the opening and closing balance of the accounts receivable and unbilled receivables relates to the timing of the Company’s billing in relation to month end and contractual agreements. The difference between the opening and closing balance of the deferred revenue relates to the timing difference between billings to customers and the service periods under the contract, as well as changes in the estimates of variable consideration. Typically, each of these balances are at their highest during the first quarter of the fiscal year and lowest at the end of the fiscal year. The amount of revenue recognized during the years ended June 30, 2025, 2024 and 2023, that was included in the previous July 1st deferred revenue balance was $32.0 million, $74.4 million, and $53.1 million, respectively. During the years ended June 30, 2025, 2024 and 2023, the Company recorded revenues of $35.9 million, $51.0 million and $26.8 million, respectively, related to performance obligations satisfied in prior periods.

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

The Company has elected, as a practical expedient, not to report the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less. The amount of unsatisfied performance obligations for contracts with customers which extend beyond one year as of June 30, 2025 was $0.3 million.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Research and Development Costs

All research and development costs, including patent application costs, are expensed as incurred. Research and development costs totaled $16.6 million, $16.7 million and $15.5 million for the years ended June 30, 2025, 2024 and 2023, respectively, and are included within selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents generally consist of cash on hand and cash held in money market and demand deposit accounts. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company periodically has cash balances which exceed federally insured limits.

Investments in Marketable Securities

The Company’s marketable securities generally consist of bonds and other securities which are classified as held-to-maturity. The securities with maturities between three months and one year are classified as short-term and are included in marketable securities on the consolidated balance sheets. The securities with maturities greater than one year are classified as long-term and are included in deposits and other assets on the consolidated balance sheets. Held-to-maturity securities are recorded at their amortized cost. The Company recorded interest income of $31.6 million, $25.6 million and $13.6 million for the years ended June 30, 2025, 2024 and 2023, respectively. This activity is recorded within other income (expense) within the consolidated statements of operations.

The Company reviews the held-to-maturity debt securities for declines in fair value below the amortized cost basis under the credit loss model of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Any decline in fair value related to a credit loss is recognized in the consolidated statements

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

of operations, with the amount of the loss limited to the difference between fair value and amortized cost. As of June 30, 2025 and 2024, the allowance for credit losses recognized related to held-to-maturity debt securities was zero.

As of June 30, 2025, the Company’s marketable securities consisted of investments in corporate bonds, U.S. treasury notes and commercial paper. The short-term and long-term portions were $202.8 million and $26.1 million, respectively. The maturities of the Company’s long-term marketable debt securities range from one to two years.

The following table summarizes the amortized cost, net carrying amount, and fair value disaggregated by class of instrument (in thousands).

		Allowance for	Net Carrying	Gross Unrealized
	Amortized Cost	Credit Losses	Amount	Gains (Losses)	Fair Value
Corporate Bonds	$48,837	$-	$48,837	$97	$48,934
U.S. Treasury Notes	35,816	-	35,816	27	35,843
Commercial Paper	144,257	-	144,257	(6)	144,251
Total	$228,910	$-	$228,910	$118	$229,028

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

The Company’s allowance for credit losses decreased from $31.3 million as of June 30, 2024 to $31.1 million as of June 30, 2025. The decrease of $0.2 million is due primarily to a $15.3 million current year provision, less $15.5 million in amounts written off. The Company’s allowance for credit losses increased from $30.0 million as of June 30, 2023 to $31.3 million as of June 30, 2024. The increase of $1.3 million is due primarily to a $22.8 million current year provision, less $21.6 million in amounts written off.

The Company writes-off accounts receivable based on the age of the receivable and the facts and circumstances surrounding the customer and reasons for non-payment. Actual write-offs might differ from the recorded allowance.

Inventories

Inventories consist primarily of textbooks and curriculum materials, a majority of which are supplied to virtual and blended public schools, and utilized directly by students. Inventories represent items that are purchased and held for sale and are recorded at the lower of cost (first-in, first-out method) or net realizable value. The Company classifies its inventory as current or long-term based on the holding period. As of June 30, 2025 and 2024, $13.6 million and $12.5

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

million, respectively, of inventory, net of reserves, was deemed long-term and included in deposits and other assets on the consolidated balance sheets. The provision for excess and obsolete inventory is established based upon the evaluation of the quantity on hand relative to demand. The excess and obsolete inventory reserve was $6.8 million and $5.9 million at June 30, 2025 and 2024, respectively.

Other Current Assets

Other current assets primarily include textbooks, curriculum materials and other supplies which are expected to be returned upon the completion of the school year. Materials not returned are expensed as part of instructional costs and services.

Capitalized Software-as-a-Service Costs

The Company capitalizes Software-as-a-Service (“SaaS”) license and implementation costs incurred in cloud computing contracts that are service contracts if they meet certain requirements. Those requirements are similar to the requirements for capitalizing costs incurred to develop internal-use software. Capitalization of SaaS costs ceases once the project is substantially complete and the software is ready for its intended purpose. Amortization is computed using the straight-line method over the term of the associated hosting contract, usually between three and five years. The Company classifies its SaaS implementation costs as current or long-term based on the terms of the associated hosting contract. SaaS implementation costs deemed short-term are included in prepaid expenses, and those deemed long-term are included in deposits and other assets, on the consolidated balance sheets. Impairment is recognized when it is no longer probable that the SaaS project will be completed and placed in service.

As of June 30, 2025 and 2024, the Company recorded $17.5 million and $13.3 million, respectively, of costs related to SaaS implementation within prepaid expenses in the consolidated balance sheets. As of June 30, 2025 and 2024, the Company recorded $43.3 million and $44.1 million, respectively, of costs related to SaaS implementation within deposits and other assets in the consolidated balance sheets.

During the years ended June 30, 2025, 2024 and 2023, the Company amortized $3.4 million, zero, and zero, respectively of SaaS implementation costs to instructional costs and services. SaaS implementation costs amortized to selling, general and administrative expenses were $16.0 million, $15.8 million, and $9.2 million, during the years ended June 30, 2025, 2024 and 2023, respectively. There were no material impairments of SaaS implementation costs for the years ended June 30, 2025, 2024 and 2023.

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

The Company makes an estimate of unreturned student computers and printers based on an analysis of recent trends of returns. The Company recorded accelerated depreciation of $4.3 million, $4.0 million and $5.6 million for the years ended June 30, 2025, 2024 and 2023, respectively, related to unreturned student computers and printers.

The Company fully expenses computer peripheral equipment (e.g., keyboards, mouses) upon purchase as recovery has been determined to be uneconomical. These expenses totaled $3.8 million, $4.0 million and $3.1 million for the years ended June 30, 2025, 2024 and 2023, respectively, and are recorded as instructional costs and services.

Capitalized Software Costs

The Company develops software for internal use. Software development costs incurred during the application development stage are capitalized. The Company amortizes these costs over the estimated useful life of the software, which is generally three years. Capitalized software development costs are stated at cost less accumulated amortization.

Capitalized software additions totaled $36.4 million, $40.7 million and $45.0 million for the years ended June 30, 2025, 2024 and 2023, respectively. There were no material write-downs of capitalized software projects for the years ended June 30, 2025, 2024 and 2023.

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

Total capitalized curriculum development additions were $21.8 million, $18.7 million and $17.2 million for the years ended June 30, 2025, 2024 and 2023, respectively. These amounts are recorded on the consolidated balance sheets, net of amortization charges. There were no material write-downs of capitalized curriculum development costs for the years ended June 30, 2025, 2024 and 2023.

Leases

The Company’s principal leasing activities include computers and peripherals, classified as finance leases, and facilities, classified as operating leases.

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

Finance Leases

The Company enters into agreements to finance the purchase of computers and peripherals. Individual leases typically include 3-year payment terms. The Company pledges the assets financed to secure the outstanding leases.

Operating Leases

The Company enters into agreements for facilities that serve as offices for its headquarters and school operations. Lease terms vary between 1 and 8 years. Certain leases include renewal options, usually based upon current market rates, as well as termination rights. The Company performs an evaluation of each lease to determine if the lease payments included in the renewal option should be included in the initial measurement of the lease liability.

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

Goodwill and Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Finite-lived intangible assets acquired in business combinations subject to amortization are recorded at their fair value. Finite-lived intangible assets include trade names, acquired customers and distributors, developed technology and non-compete agreements. Such intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended June 30, 2025, 2024 and 2023 was $9.9 million, $12.9 million and $15.2 million, respectively, and is included within selling, general, and administrative expenses in the consolidated statements of operations. Future amortization of intangible assets is expected to be $7.4 million, $5.9 million, $4.1 million, $0.3 million and $0.2 million in the fiscal years ending June 30, 2026 through June 30, 2030, respectively and $0.2 million thereafter.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

fair value and the carrying value of the asset. As part of the Company’s review of its long-lived assets for impairment (discussed in more detail in Note 3, “Summary of Significant Accounting Policies – Impairment of Long-Lived Assets”) during the year ended June 30, 2025, the Company recorded an aggregate impairment loss of $32.2 million, of which $32.0 million related to trade names and $0.2 million related to developed technology. The $32.2 million is recorded under impairment of long-lived assets within the consolidated statements of operations.

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

During the years ended June 30, 2025, 2024 and 2023, there were no events or changes in circumstances that would indicate that the carrying amount of the goodwill was impaired.

The following table represents the balance of the Company’s goodwill for the years ended June 30, 2025, 2024 and 2023:

($ in millions)	Amount
Goodwill
Balance as of June 30, 2023	$246.7

Balance as of June 30, 2024	$246.7
—
Balance as of June 30, 2025	$246.7

The following table represents the balance of the Company’s intangible assets as of June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
($ in millions)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$70.6	$(60.4)	$10.2	$70.6	$(23.5)	$47.1
Customer and distributor relationships	37.1	(33.7)	3.4	37.1	(31.1)	6.0
Developed technology	21.7	(17.3)	4.4	21.7	(14.8)	6.9
Other	1.4	(1.2)	0.2	1.4	(1.1)	0.3
Total	$130.8	$(112.6)	$18.2	$130.8	$(70.5)	$60.3

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

During the year ended June 30, 2025, the Company reviewed an asset group unrelated to its core operations, comprised entirely of Galvanize, a wholly-owned subsidiary, for impairment and determined that the carrying value exceeded its fair value. This review was prompted by changes in the expected use of certain long-lived assets as the Company decided to exit specific leased facilities. The fair value of the asset group was determined using a discounted

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

cash flow methodology based on expected future cash flows. The Company recorded an impairment loss of $59.5 million, which is separately disclosed in the consolidated statements of operations under impairment of long-lived assets and included in income from operations. This loss comprises $32.2 million associated with intangible assets and $27.3 million related to operating lease right-of-use assets.

During the years ended June 30, 2024 and 2023, there were no events or changes in circumstances that may indicate that the carrying amount of the long-lived assets may not be recoverable.

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

Advertising and Marketing Costs

Advertising and marketing costs consist primarily of internet advertising and online marketing, and are expensed when incurred. Advertising costs totaled $103.6 million, $96.5 million and $96.8 million for the years ended June 30, 2025, 2024 and 2023, respectively, and are included within selling, general, and administrative expenses in the consolidated statements of operations.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, receivables, and short-term obligations approximate their fair values, as they are largely short-term in nature. The Tallo, Inc. (“Tallo”) convertible note is discussed in more detail in Note 12, “Acquisitions and Investments.” As of June 30, 2025, the estimated fair value of the long-term debt was $1,146.2 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The long-term debt, comprised of the Company’s convertible senior notes due 2027, is recorded at face value less the unamortized debt issuance costs on its consolidated balance sheet, and is discussed in more detail in Note 7, “Debt.” As of June 30, 2025, the estimated fair value of the Company’s held-to-maturity marketable securities was $229.0 million. The Company estimated the fair value based on the quoted market prices in an inactive market (Level 2). The held-to-maturity marketable securities are discussed in more detail in Note 3, “Summary of Significant Accounting Policies - Investments in Marketable Securities.”

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

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 and 2024.

There was no activity related to the Company’s fair value measurements categorized as Level 3 in the valuation hierarchy, valued on a recurring basis, for the years ended June 30, 2025 and 2024.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and vesting of all dilutive unvested restricted stock awards. The dilutive effect of stock options and restricted stock awards is determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and restricted stock awards, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded as income tax expense when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are anti-dilutive. Common stock outstanding reflected in the Company’s consolidated balance sheets includes restricted stock awards outstanding. The dilutive effect of the Company’s convertible debt is determined using the if-converted method when the Company’s stock is trading above the conversion price. However, based on the structure of the instrument and how it is settled upon conversion, it would produce a similar result as the previously applied treasury stock method.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following schedule presents the calculation of basic and diluted net income (loss) per share:

	Years Ended June 30,
	2025	2024	2023

	(In thousands except share and per share data)
Basic net income per share computation:

Net income attributable to common stockholders	$287,941	$204,183	$126,867
Weighted average common shares — basic	43,041,274	42,626,588	42,286,392
Basic net income per share	$6.69	$4.79	$3.00

Diluted net income per share computation:

Net income attributable to common stockholders	$287,941	$204,183	$126,867
Share computation:
Weighted average common shares — basic	43,041,274	42,626,588	42,286,392
Effect of dilutive restricted stock and convertible debt	5,372,443	908,853	441,716
Weighted average common shares — diluted	48,413,717	43,535,441	42,728,108
Diluted net income per share	$5.95	$4.69	$2.97

For the years ended June 30, 2025, 2024 and 2023, shares issuable in connection with restricted stock and convertible debt of 2,400,621, 7,658 and 21,854 respectively, were excluded from the diluted income per common share calculation because the effect would have been anti-dilutive. In connection with the issuance of the 1.125% Convertible Senior Notes due 2027 (“Notes”), the Company entered into capped call transactions (the “Capped Call Transactions”) as described further in Note 7, “Debt.” The Capped Call Transactions are intended to reduce the potential dilution to the Company’s common stock upon conversion of the Notes and/or to offset any cash payments the Company may be required to make in excess of the principal amount of the Notes.

4. Property and Equipment and Capitalized Software and Curriculum

Property and equipment consists of the following at:

	June 30,
	2025	2024

	(In thousands)
Computers and printers	$173,009	$128,496
Computer software	6,004	9,923
Computer hardware	4,604	6,698
Leasehold improvements	10,327	10,369
State testing computers	7,151	4,609
Furniture and fixtures	3,107	3,190
Office equipment	129	122
	204,331	163,407
Less accumulated depreciation and amortization	(125,749)	(112,551)
	$78,582	$50,856

The Company recorded depreciation expense related to property and equipment reflected in selling, general, and administrative expenses of $2.8 million, $3.8 million and $3.6 million during the years ended June 30, 2025, 2024 and 2023, respectively. Depreciation expense of $39.3 million, $32.9 million and $42.3 million related to property and equipment is reflected in instructional costs and services during the years ended June 30, 2025, 2024 and 2023, respectively.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The Company incurs maintenance and repair expenses, which are expensed as incurred, and are generally recorded in selling, general, and administrative expenses.

Capitalized software costs consist of the following at:

	June 30,
	2025	2024

	(In thousands)
Capitalized software	$323,782	$330,054
Less accumulated depreciation and amortization	(248,468)	(248,102)
	$75,314	$81,952

The Company recorded amortization expense of $35.6 million, $34.4 million and $27.0 million related to capitalized software reflected in instructional costs and services and $9.5 million, $7.9 million and $5.6 million reflected in selling, general, and administrative expenses during the years ended June 30, 2025, 2024 and 2023, respectively.

Capitalized curriculum development costs consist of the following at:

	June 30,
	2025	2024

	(In thousands)
Capitalized curriculum development costs	$187,641	$181,353
Less accumulated depreciation and amortization	(129,057)	(128,121)
	$58,584	$53,232

The Company recorded amortization expense of $17.5 million, $17.7 million and $16.7 million related to capitalized curriculum development cost reflected in instructional costs and services during the years ended June 30, 2025, 2024 and 2023, respectively.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following:

	June 30,
	2025	2024

	(In thousands)
Deferred tax assets
Net operating loss carryforward	$13,888	$15,553
Reserves	9,154	9,031
Accrued expenses	15,441	13,290
Stock compensation expense	6,881	8,162
Other assets	3,308	2,180
Convertible debt	4,059	5,980
Deferred revenue	260	456
Capitalized software and website development costs	4,680	—
Lease liability	11,136	13,879
Total deferred tax assets	68,807	68,531
Deferred tax liabilities
Capitalized curriculum development	(10,071)	(9,466)
Capitalized software and website development costs	—	(4,340)
Property and equipment	(11,460)	(9,401)
Right-of-use assets	(3,832)	(13,052)
Returned materials	(2,722)	(2,858)
Purchased intangibles	(6,717)	(14,827)
Total deferred tax liabilities	(34,802)	(53,944)
Net deferred tax asset before valuation allowance	34,005	14,587
Valuation allowance	(7,628)	(7,387)
Net deferred tax asset	$26,377	$7,200
Reported as:
Long-term deferred tax assets	$26,377	$7,200

The Company maintained a valuation allowance on net noncurrent deferred tax assets of $7.6 million and $7.4 million as of June 30, 2025 and 2024, respectively, predominantly related to foreign and state income tax net operating losses ("NOL").

At June 30, 2025, the Company had approximately $26.5 million of available federal NOL carryforwards solely related to the acquisition of Galvanize in January 2020. The available federal NOL carryforwards were generated after 2017 and have an indefinite carryforward period due to the Tax Cuts and Jobs Act (the “Tax Act”). Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control. The Company has performed an analysis of the Section 382 ownership changes and have determined that it will be able to fully utilize its available NOLs subject to the Section 382 limitation.

At June 30, 2025, the Company had tax effected state NOL carryforwards of $0.7 million, net of valuation allowances, and will expire on various dates.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The components of the income before income taxes for the years ended June 30, 2025, 2024 and 2023 were as follows:

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Domestic	$374,932	$262,802	$161,270
Foreign	6,016	5,863	10,943
Total income before income taxes	$380,948	$268,665	$172,213

The components of the income tax expense (benefit) for the years ended June 30, 2025, 2024 and 2023 were as follows:

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Current:
Federal	$91,696	$52,678	$41,360
State	17,921	7,660	12,032
Foreign	1,173	1,254	2,327
Total current	110,790	61,592	55,719
Deferred:
Federal	(16,047)	(667)	(9,033)
State	(1,736)	3,557	(1,340)
Total deferred	(17,783)	2,890	(10,373)
Total income tax expense	$93,007	$64,482	$45,346

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net income before income taxes as follows:

	Years Ended June 30,
	2025	2024	2023
U.S. federal tax at statutory rates	21.0%	21.0%	21.0%
Lobbying	-	0.1	0.1
Non-deductible compensation	2.7	0.8	1.6
State taxes, net of federal benefit	3.4	3.2	4.4
Research and development tax credits	(1.2)	(1.5)	(1.4)
Change in valuation allowance	-	-	(0.4)
Effects of foreign operations	-	0.1	0.9
Reserve for unrecognized tax benefits	0.4	0.5	0.9
Other	(0.2)	0.1	(0.5)
Stock-based compensation	(1.7)	(0.3)	(0.3)
Provision for income taxes	24.4%	24.0%	26.3%

The increase in the effective income tax rate for the year ended June 30, 2025, as compared to the effective tax rate for the year ended June 30, 2024, was primarily due to the increase in non-deductible compensation. As of June 30, 2025 and 2024, the balance of income taxes payable was $52.6 million and $10.7 million, respectively. Income taxes payable is recorded within accrued liabilities on the consolidated balance sheets.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2025, 2024 and 2023, the Company had $0.5 million, $0.4 million and $0.2 million in accrued interest and penalties, respectively.

The unrecognized tax benefits for the years ended June 30, 2025, 2024 and 2023 were as follows:

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Balance at beginning of the year	$4,286	$3,156	$1,729
Additions for prior year tax positions	486	591	568
Additions for current year tax positions	1,635	1,205	1,106
Reductions for prior year tax positions	(893)	(666)	(247)
Balance at end of the year	$5,514	$4,286	$3,156

If recognized, all of the $5.5 million balance of unrecognized tax benefits as of June 30, 2025 would affect the effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

The Company remains subject to audit by the Internal Revenue Service for federal tax purposes for tax years after June 30, 2021. Certain state and foreign tax jurisdictions are also either currently under audit or remain open under the statute of limitations for the tax years after June 30, 2019.

6. Finance and Operating Leases

Finance Leases

The Company is a lessee under finance leases for computers and peripherals under agreements with Banc of America Leasing & Capital, LLC (“BALC”) and CSI Leasing, Inc. (“CSI Leasing”). As of June 30, 2025 and 2024, the finance lease liability was $86.9 million and $55.6 million, respectively, with lease interest rates ranging from 4.42% to 6.72%. As of June 30, 2025 and 2024, the balance of the associated right-of-use assets was $69.5 million and $39.8 million, respectively. The right-of-use asset is recorded within property and equipment, net on the consolidated balance sheets. Lease amortization expense associated with the Company’s finance leases is recorded within instructional costs and services on the consolidated statements of operations.

The Company entered into agreements with BALC and CSI Leasing in April 2020 and August 2022, respectively, to provide financing for its computers and peripherals. Individual leases with BALC include 36-month payment terms, fixed rates ranging from 4.42% to 6.72%, and a $1 purchase option at the end of each lease term. The Company has pledged the assets financed to secure the outstanding leases. Individual leases under the agreement with CSI Leasing include 36-month payment terms, but do not include a stated interest rate. The Company uses its incremental borrowing rate as the implied interest rate and the total lease payments to calculate its lease liability.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary, as of June 30, 2025 and June 30, 2024, respectively, of the present value of the net minimum lease payments under the Company’s finance leases:

	June 30,
	2025	2024

	(in thousands)
2025	$—	$31,655
2026	45,781	19,880
2027	33,864	7,691
2028	12,095	82
2029	297	—
Total minimum payments	92,037	59,308
Less: imputed interest	(5,154)	(3,710)
Finance lease liability	86,883	55,598
Less: current portion of finance lease liability	(42,316)	(29,146)
Long-term finance lease liability	$44,567	$26,452

Operating Leases

The Company is a lessee under operating leases for various facilities to support the Company’s operations. As of June 30, 2025 and 2024, the operating lease liability was $46.6 million and $57.9 million, respectively. As of June 30, 2025 and 2024 the balance of the associated right-of-use assets was $16.0 million and $54.5 million, respectively. Lease expense associated with the Company’s operating leases is recorded within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

Individual operating leases range in terms of 1 to 8 years and expire on various dates through fiscal year 2034 and the minimum lease payments are discounted using the Company’s incremental borrowing rate.

The following is a summary as of June 30, 2025 and June 30, 2024, respectively, of the present value of the minimum lease payments under the Company’s operating leases:

	June 30,
	2025	2024

	(in thousands)
2025	$—	$14,263
2026	12,957	12,361
2027	8,942	8,705
2028	7,957	7,713
2029	7,776	7,599
2030	7,878	12,381
Thereafter	4,748	—
Total minimum payments	50,258	63,022
Less: imputed interest	(3,703)	(5,082)
Operating lease liability	46,555	57,940
Less: current portion of operating lease liability	(11,391)	(12,748)
Long-term operating lease liability	$35,164	$45,192

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

The Company is subleasing one of its facilities through December 2025. Sublease income is recorded as an offset to the related lease expense within both instructional costs and services and selling, general, and administrative expenses on the consolidated statements of operations.

The following is a summary of the Company’s lease cost, weighted-average remaining lease term, weighted-average discount rate and certain other cash flows as it relates to its operating and finance leases for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025		2024		2023

	(in thousands)
Lease cost

Finance lease cost:
Amortization of right-of-use assets	$37,637		$31,099		$39,312
Interest on lease liabilities	4,280		2,639		2,080
Instructional costs and services:
Operating lease cost	9,154		9,605		12,028
Short-term lease cost	83		56		103
Sublease income	(262)		(328)		(1,081)
Selling, general, and administrative expenses:
Operating lease cost	4,077		6,019		4,616
Short-term lease cost	93		150		259
Sublease income	(149)		(491)		(406)
Total lease cost	$54,913		$48,749		$56,911

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12,396)		$(14,990)		$(12,243)
Financing cash flows from finance leases	(41,469)		(40,919)		(42,956)
Right-of-use assets obtained in exchange for new finance lease liabilities	68,995		35,652		30,514
Right-of-use assets obtained in exchange for new operating lease liabilities	1,012		864		1,619
Weighted-average remaining lease term - finance leases	2.07	yrs.	2.02	yrs.	1.72	yrs.
Weighted-average remaining lease term - operating leases	5.13	yrs.	5.66	yrs.	6.10	yrs.
Weighted-average discount rate - finance leases	5.34%		5.62%		3.86%
Weighted-average discount rate - operating leases	2.95%		2.92%		2.81%

7. Debt

The following is a summary, as of June 30, 2025 and June 30, 2024, respectively, of the components of the Company’s outstanding long-term debt:

	June 30,
	2025	2024

	(in thousands)
Convertible Senior Notes due 2027	$420,000	$420,000
Less: unamortized debt issuance costs	(3,678)	(5,325)
Total debt	416,322	414,675
Less: current portion of debt	—	—
Long-term debt	$416,322	$414,675

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Future maturities of long-term debt are expected to be $420.0 million in the fiscal year ending June 30, 2028 and zero in each of the fiscal years ending June 30, 2026, 2027, 2029 and 2030.

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

The Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 1st and September 1st of each year, beginning on March 1, 2021. The Notes will mature on September 1, 2027. The Company recorded coupon interest expense of $4.7 million during each of the years ended June 30, 2025 and 2024 and 2023.

The Company incurred debt issuance costs of $11.4 million which are amortized over the contractual term of the Notes. The Company recorded interest expense of $1.6 million related to the amortization of the debt issuance costs during each of the years ended June 30, 2025 and 2024 and 2023.

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

8. Credit Facility

On January 27, 2020, the Company entered into a $100.0 million senior secured revolving credit facility (“Credit Facility”) to be used for general corporate operating purposes with PNC Capital Markets LLC. The Credit Facility had a five-year term and incorporated customary financial and other covenants, including, but not limited to, a maximum leverage ratio and a minimum interest coverage ratio. The majority of the Company’s borrowings under the Credit Facility were at LIBOR plus an additional rate ranging from 0.875% - 1.50% based on the Company’s leverage ratio as defined in the agreement. The Credit Facility was secured by the Company’s assets. The Credit Facility agreement allowed for an amendment to establish a new benchmark interest rate when LIBOR was discontinued during the five-year term. Up through its expiration, the Company was in compliance with the financial covenants. As part of the proceeds received from the Notes, the Company repaid its $100.0 million outstanding balance under the Credit Facility. The Credit Facility also included a $200.0 million accordion feature. The Credit Facility expired on January 27, 2025 and was not renewed.

9. Equity Incentive Plan

On December 9, 2022, the Company’s stockholders approved an amendment and restatement of the 2016 Equity Incentive Award Plan (the “amended and restated 2016 Plan”). The amended and restated 2016 Plan reflects an increase in the number of shares of common stock available for issuance by 1,045,000 shares, the removal of certain provisions

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

At June 30, 2025, the remaining aggregate number of shares of the Company’s common stock authorized for future issuance under the amended and restated 2016 Plan was 1,875,859. At June 30, 2025, there were 1,347,540 shares of the Company’s common stock that remain outstanding or nonvested under the amended and restated 2016 Plan and Prior Plan.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Stock option activity including stand-alone agreements during the years ended June 30, 2025, 2024 and 2023 was as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, June 30, 2022	1,350	$14.77	0.98	$35,127
Granted	—	—
Exercised	(1,350)	14.77
Forfeited or canceled	—	—
Outstanding, June 30, 2023	—	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding, June 30, 2024	—	$—
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—
Outstanding and exercisable, June 30, 2025	—	$—	—	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the -money options) that would have been received by the option holders had all option holders exercised their options at the end of each fiscal year. The total intrinsic value of options exercised during each of the years ended June 30, 2025, 2024 and 2023 was zero. As of June 30, 2025, there was no unrecognized compensation expense related to nonvested stock options granted. During each of the years ended June 30, 2025, 2024 and 2023, the Company recognized zero stock-based compensation expense related to stock options.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted stock award activity during the years ended June 30, 2025, 2024 and 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	1,131,466	$33.27
Granted	595,818	37.90
Vested	(774,917)	32.50
Canceled	(137,134)	36.08
Nonvested, June 30, 2023	815,233	$36.91
Granted	507,443	43.43
Vested	(437,724)	36.36
Canceled	(153,728)	37.37
Nonvested, June 30, 2024	731,224	$40.60
Granted	317,490	85.79
Vested	(387,471)	42.79
Canceled	(84,389)	49.39
Nonvested, June 30, 2025	576,854	$62.72

Performance-Based Restricted Stock Awards (included above)

During the year ended June 30, 2025, no new performance-based restricted stock awards were granted, and none remained nonvested as of June 30, 2025. During the year ended June 30, 2025, zero performance-based restricted stock awards vested. Vesting of the performance-based restricted stock awards is contingent on the achievement of certain financial performance goals and service vesting conditions.

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

Service-Based Restricted Stock Awards (included above)

During the year ended June 30, 2025, 317,490 new service-based restricted stock awards were granted, and 576,854 remain nonvested at June 30, 2025. During the year ended June 30, 2025, 387,471 service-based restricted stock awards vested.

Summary of All Restricted Stock Awards

As of June 30, 2025, there was $25.6 million of total unrecognized compensation expense related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.5 years. The fair value of restricted stock awards granted for the years ended June 30, 2025, 2024 and 2023, was $27.2 million, $22.0 million and $22.6 million, respectively. The total fair value of shares vested for the years ended June 30, 2025, 2024 and 2023, was $43.6 million, $23.3 million and $29.6 million, respectively. During the years ended June 30, 2025, 2024 and 2023, the Company recognized $19.8 million, $16.0 million and $15.5 million, respectively, of stock-based compensation expense related to restricted stock awards.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

Performance share unit activity (excluding liability-classified awards) during the years ended June 30, 2025, 2024 and 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	355,302	$32.62
Granted	366,507	33.87
Vested	(119,467)	30.48
Canceled	(105,473)	28.22
Nonvested, June 30, 2023	496,869	$34.99
Granted	375,725	41.85
Vested	(22,468)	49.62
Canceled	(90,595)	36.94
Nonvested, June 30, 2024	759,531	$37.73
Granted	299,908	71.40
Vested	(223,241)	37.44
Canceled	(134,291)	42.60
Nonvested, June 30, 2025	701,907	$51.27

Fiscal Year 2025 LTIP

During the year ended June 30, 2025, the Company granted 210,620 PSUs at target under a Long-Term Incentive Plan (“LTIP”) which are tied to operating income targets and stock price performance. These PSUs had a grant date fair value of $17.0 million, or a weighted average grant-date fair value of $80.89 per share. Seventy-five percent of the earned award is based on operating income performance (“Tranche #1”) and twenty-five percent is based on the performance of the Company’s stock price (“Tranche #2”), both of which will vest after achievement is certified during the first quarter of fiscal year 2028. For Tranche #1, the level of performance will determine the number of PSUs earned as measured against threshold, target and outperform achievement levels. For Tranche #2, the number of PSUs will be earned based on the Company’s compounded annual stock price growth over a completed three-year performance period. In all cases, vesting is dependent upon continuing service by the grantee as an employee of the Company. The fair value of Tranche #2 was determined using a Monte Carlo simulation model and is amortized on a straight-line basis over the vesting period. Tranche #2 is a market-based award, and therefore is not subject to any probability assessment by the Company. The Company is currently amortizing Tranche #1 over the vesting period because it believes that it is probable that the metric

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

will be achieved at outperform.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal Year 2021 Tech Elevator MIP

During fiscal year 2021, the Company granted to the executive team of Tech Elevator a time-based award with a value of $4.0 million and a performance-based award with a target value of $4.0 million under a Management Incentive Plan (“MIP”). The time-based award vests equally over three years on the anniversary of the closing date of the acquisition of Tech Elevator which was November 30, 2020. During the second quarter of fiscal year 2022, one-third vested and was settled with the issuance of 38,575 PSUs. During the second quarter of fiscal year 2023, an additional one-third vested and was settled with the issuance of 37,886 PSUs. During the second quarter of fiscal year 2024, the final third vested and was settled with the issuance of 13,066 PSUs. The performance-based award is tied to the achievement of certain revenue and EBITDA targets of Tech Elevator. Seventy percent of the award is based on Tech Elevator’s revenues for the calendar year 2023 (“Tranche #1”) and thirty percent of the earned award is based on Tech Elevator’s EBITDA for the calendar year 2023 (“Tranche #2”), both of which were expected to vest after achievement in January 2024. The level of performance determined the number of PSUs earned as measured against threshold and target achievement levels. In all cases, vesting was dependent upon continuing service by the grantee as an employee of the Company. The MIP was a liability-classified award. In January 2024, the Company determined that the performance award metrics for calendar year 2023 were not met and Tranches #1 and #2 were forfeited.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Summary of All Performance Share Units

As of June 30, 2025, there was $27.9 million of total unrecognized compensation expense related to nonvested PSUs that are expected to vest based on the Company’s probability assumptions discussed above. The cost is expected to be recognized over a weighted average period of 1.2 years. During the years ended June 30, 2025, 2024 and 2023 the Company recognized $16.9 million, $15.4 million and $4.9 million, respectively, of stock-based compensation expense related to PSUs. Included in the stock-based compensation expense above, for the years ended June 30, 2025 and 2024 and 2023 is zero, $0.3 million, and $1.0 million, respectively, related to the Tech Elevator time-based portion of the MIP. The time-based portion of the MIP fully vested during the second quarter of fiscal year 2024 and was settled with the issuance of PSUs. Therefore, the amount recorded in accrued liabilities for future issuances is zero.

Deferred Stock Units (“DSUs”)

The DSUs vest on the grant-date anniversary and are settled in the form of shares of common stock issued to the holder upon separation from the Company. DSUs are specific only to board members.

Deferred stock unit activity during the years ended June 30, 2025, 2024 and 2023 was as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, June 30, 2022	69,117	$24.27
Granted	30,418	34.43
Vested	—	—
Canceled	—	—
Nonvested, June 30, 2023	99,535	$27.38
Granted	13,171	59.43
Vested	(16,102)	22.91
Canceled	—	—
Nonvested, June 30, 2024	96,604	$32.49
Granted	6,621	108.92
Vested	(34,446)	27.03
Canceled	—	—
Nonvested, June 30, 2025	68,779	$42.58

Summary of All Deferred Stock Units

As of June 30, 2025, there was $0.3 million of total unrecognized compensation expense related to nonvested DSUs. The cost is expected to be recognized over a weighted average period of 0.4 years. During the years ended June 30, 2025, 2024 and 2023, the Company recognized $0.8 million, $0.9 million and $0.7 million, respectively, of stock-based compensation expense related to DSUs.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

Employment Arrangements

The Company has entered into employment arrangements with certain executive officers that provide for severance payments and, in some cases, other benefits, upon certain terminations of employment. All arrangements provide for employment on an “at-will” basis. If the employee resigns for “good reason” or is terminated without cause, the employee is entitled to salary continuation, and in some cases benefit continuation, for varying periods depending on the arrangement.

Off-Balance Sheet Arrangements

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

11. Severance

During the years ended June 30, 2025, 2024 and 2023, the Company recorded severance of $6.6 million, $4.6 million and $3.4 million, respectively. Included in severance expense for the years ended June 30, 2025, 2024 and 2023 is $1.6 million, $0.5 million and $0.5 million, respectively, associated with accelerated vesting of equity awards to former executives and other employees.

12. Acquisitions and Investments

Investment in Tallo, Inc. and Acquisition of Assets

In August 2018, the Company made an initial investment of $6.7 million for a 39.5% minority interest in Tallo. In August 2020, the Company invested an additional $2.3 million, which increased its minority interest to 46.1%. These investments in preferred stock, which contain additional rights over common stock and have no readily determinable fair value, were recorded at cost and will be adjusted, as necessary, for impairment. In the event Tallo issues equity at a materially different price than what the Company paid, the Company would also assess changing the carrying value. In conjunction with the Company’s initial investment in August 2018, Tallo also issued a convertible note to the Company for $5.0 million that is being accounted for as an available-for-sale debt security and adjusted to fair value quarterly. The note bears interest at the mid-term Applicable Federal Rate plus 25 bps per annum with a maturity of 48 months. The note is convertible at the Company’s option into 3.67 million Series D Preferred Shares that, combined with the shares resulting from the conversion of the accrued interest, would give the Company an effective ownership of 55% if exercised. In October 2021, the Company agreed to loan Tallo up to $3.0 million. This promissory note bears interest at 5% and has a maturity date of five years. The promissory note does not contain any means of conversion into additional ownership by the Company. During the second and third quarters of fiscal year 2022, the Company funded $3.0 million under the promissory note.

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

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

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

13. Related Party Transactions

The Company contributed to Future of School, a charity focused on access to quality education. Future of School is a related party because a former executive officer of the Company formerly served on its Board of Directors. During the years ended June 30, 2025, 2024 and 2023, contributions made by the Company to Future of School was zero. In fiscal year 2019 and 2021, the Company accrued $2.5 million and $3.5 million, respectively, for contributions to be made in subsequent years. As of June 30, 2025, $2.3 million remains outstanding as related to the fiscal year 2021 accrual.

14. Employee Benefits

The Company maintains a 401(k) salary deferral plan (the “401(k) Plan”) for its employees. Employees who have been employed for at least 30 days may voluntarily contribute to the 401(k) Plan on a pretax basis, up to the maximum allowed by the Internal Revenue Service. The 401(k) Plan provides for a matching Company contribution of 50%, up to first 5% of each participant’s contribution. The Company expensed $8.5 million, $7.7 million and $7.7 million during the years ended June 30, 2025, 2024 and 2023, respectively, under the 401(k) Plan.

STRIDE, INC.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Disclosure of Cash Flow Information

	Years Ended June 30,
	2025	2024	2023

	(In thousands)
Cash paid for interest	$9,144	$7,521	$6,946
Cash paid for taxes	$67,901	85,228	$37,131

Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained from acquisitions	$—	$—	$385
Right-of-use assets obtained in exchange for new finance lease liabilities	68,995	35,652	30,514

Supplemental disclosure of non-cash investing activities:
Stock-based compensation expense capitalized on software development	$551	$816	$700
Stock-based compensation expense capitalized on curriculum development	128	76	84
Non-cash purchase price related to business combinations	—	—	5,861

Business combinations:
Acquired assets	$—	$—	$1,132
Intangible assets	—	—	1,309
Goodwill	—	—	5,655
Assumed liabilities	—	—	(385)
Deferred revenue	—	—	(441)

SCHEDULE II

STRIDE, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ending June 30, 2025, 2024 and 2023

1.     ALLOWANCE FOR CREDIT LOSSES

		Additions
	Balance at	Charged to	Deductions from
	Beginning	Cost and	(Net Increases to)	Balance at
	of Period	Expenses	Allowance	End of Period
June 30, 2025	$31,297,967	15,266,692	15,440,904	$31,123,755
June 30, 2024	$30,031,273	22,843,961	21,577,267	$31,297,967
June 30, 2023	$26,993,037	8,047,729	5,009,493	$30,031,273

2.     INVENTORY RESERVES

	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2025	$5,921,239	942,397	30,732	$6,832,904
June 30, 2024	$4,145,280	1,778,825	2,867	$5,921,239
June 30, 2023	$6,457,046	2,392,785	4,704,551	$4,145,280

3.     COMPUTER RESERVE (1)

		Additions
	Balance at	Charged to	Deductions,
	Beginning	Cost and	Shrinkage and	Balance at
	of Period	Expenses	Obsolescence	End of Period
June 30, 2025	$1,786,225	2,499,889	1,011,682	$3,274,432
June 30, 2024	$1,345,832	1,129,323	688,930	$1,786,225
June 30, 2023	$2,039,771	332,197	1,026,136	$1,345,832
(1)	A reserve account is maintained against potential obsolescence of, and damage beyond economic repair to computers. The reserve is calculated based upon several factors including historical percentages, the net book value and the remaining useful life. During fiscal years 2025, 2024 and 2023, certain computers were written off against the reserve.

4.     INCOME TAX VALUATION ALLOWANCE

		Additions to	Deductions in
	Balance at	Net Deferred	Net Deferred
	Beginning	Tax Asset	Tax Asset	Balance at
	of Period	Allowance	Allowance	End of Period
June 30, 2025	$7,387,179	240,463	—	$7,627,642
June 30, 2024	$6,790,724	596,455	—	$7,387,179
June 30, 2023	$6,677,352	113,372	—	$6,790,724

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework (2013).” As a result of management’s evaluation of our internal control over financial reporting, management concluded that as of June 30, 2025, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which appears on page 55 of this Annual Report.

Changes in Internal Control over Financial Reporting:

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On July 31, 2025, the Board amended and restated the Company’s bylaws (the “Sixth Amended and Restated Bylaws”) to, among other things: (i) revise provisions related to the exclusive forum for various shareholder actions against the Company; (ii) select federal courts as the exclusive forum for actions arising under the Securities Act of 1933, as amended, and (iii) make certain additional technical, conforming, modernizing and clarifying changes.

The foregoing description of the Sixth Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Sixth Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (“the 2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our 2025 Proxy Statement under the captions “Election of Directors (Proposal 1),” “Corporate Governance and Board Matters,” “Insider Trading, Anti-Hedging Policy, and Anti-Pledging Prohibition” and, if applicable, “Delinquent Section 16(a) Reports.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our 2025 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Fiscal 2025 Director Compensation Table.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our 2025 Proxy Statement under the caption “Security Ownership by Certain Beneficial Owners and Management.”

Stock-based Incentive Plan Information

The following table provides certain information as of June 30, 2025, with respect to our equity compensation plans under which common stock is authorized for issuance:

Equity Compensation Plan Information

As of June 30, 2025

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding Options,	Plans (Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	1,875,859	(1)
(1)	The amended and restated 2016 Plan, which was amended and restated upon its approval by the stockholders on December 9, 2022, authorizes the issuance of up to 10,813,550 shares as of the effective date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our 2025 Proxy Statement under the captions “Related Party Transactions” and “Independence of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our 2025 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Services.”

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

3.1	Fifth Restated Certificate of Incorporation of Stride, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on December 16, 2020, File No. 001-33883).
3.2	Sixth Amended and Restated Bylaws of Stride, Inc.
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

4.9

Indenture, 1.125% Convertible Senior Notes Due 2027, dated as of August 31, 2020, between K12 Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).

4.10

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

10.7	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 1, 2020, File No. 001-33883).
10.8*

Employment Agreement of James J. Rhyu, dated February 25, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2022, File No. 001-33883).

Exhibit No.	Description of Exhibit
10.9*

Stride, Inc. Amended and Restated 2016 Equity Incentive Award Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 26, 2022, File No. 001-33883).

10.10*

Form of Performance Share Unit Agreement under the 2016 Equity Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, filed with the SEC on January 25, 2023, File No. 001-33883).

10.11*

Deferred Compensation Plan for Non-Employee Directors, as amended December 10, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

10.12*

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

10.13*

Form of Restricted Stock Unit Agreement under the Form of Subsidiary Equity Incentive Plan. (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

10.14*

First Amendment to the Employment Agreement of James J. Rhyu, dated March 25, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 29, 2025, File No. 001-33883).

10.15*

Form of Executive Change in Control Severance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 29, 2025, File No. 001-33883).

10.16*

Amended and Restated Stride, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 29, 2025, File No. 001-33883).

19.1

Policy Statement for the Prevention of Insider Trading of Stride, Inc. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on August 16, 2023, File No. 001-33883).

21.1	Subsidiaries of Stride, Inc.
23.1	Consent of KPMG LLP.
23.2	Consent of BDO USA, P.C.
24.1	Power of Attorney (included in signature pages).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
97.1

Stride, Inc. Policy for Recovery of Erroneously Awarded Compensation. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on August 6, 2024, File No. 001-33883).

99.1†

Third Amended and Restated Educational Products and Administrative, and Technology Services Agreement between the Ohio Virtual Academy and K12 Virtual Schools L.L.C., dated July 1, 2017 (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC on August 9, 2017, File No. 001-33883).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition

Exhibit No.	Description of Exhibit
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Denotes management contract or compensation plan, contract or arrangement.
**	Furnished herewith.

†	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2025	STRIDE, INC.

	By:	/s/ JAMES J. RHYU
Name: James J. Rhyu
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints James J. Rhyu, Donna M. Blackman and Greerson G. McMullen, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES J. RHYU	Chief Executive Officer (Principal Executive Officer) and Chair of the Board	August 5, 2025
James J. Rhyu

/s/ DONNA M. BLACKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 5, 2025
Donna M. Blackman
/s/ AIDA M. ALVAREZ	Director	August 5, 2025
Aida M. Alvarez

/s/ STEVEN B. FINK	Director	August 5, 2025
Steven B. Fink

/s/ ALLISON LAWRENCE	Director	August 5, 2025
Allison Lawrence

/s/ LIZA McFADDEN	Director	August 5, 2025
Liza McFadden

/s/ RALPH SMITH	Director	August 5, 2025
Ralph Smith
/s/ JOSEPH A. VERBRUGGE	Director	August 5, 2025
Joseph A. Verbrugge